Form 10-K
period 2012-12-31
CBRE GROUP, INC.
filed 2013-03-01
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $5.4 billion based upon the last sales price on June 29, 2012 on the New York Stock Exchange of $16.36 for the registrant’s Class A Common Stock.

As of February 13, 2013, the number of shares of Class A Common Stock outstanding was 330,653,463.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2013 Annual Meeting of Stockholders to be held May 9, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CBRE Group, Inc., a Delaware corporation, (which may be referred to in this Form 10-K as the “company”, “we”, “us” and “our”) is the world’s largest commercial real estate services and investment firm, based on 2012 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2012, excluding independent affiliates, we operated in more than 300 offices worldwide, with approximately 37,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenues from management fees on a contractual and per-project basis, and from commissions on transactions. Our contractual, fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing and investment management, represented approximately 41% of our 2012 revenue.

We generated revenue from a well-balanced, highly diversified base of clients. In 2012, our client roster included approximately 80 of the Fortune 100 companies, and consisted of firms in a broad range of industries as follows:

•	corporations (43%);

•	insurance companies and banks (14%);

•	pension funds and advisors (10%);

•	real estate investment trusts, or REITs, (7%);

•	individuals and partnerships (6%);

•	government agencies (5%); and

•	others (15%).

Property owners, occupiers and investors continue to consolidate their needs with fewer service providers, and are awarding their business to firms that have strong capabilities across major markets and service disciplines. We believe we are well positioned to capture a growing and disproportionate share of the business being awarded as a result of these trends.

In 2012, for the second year in a row, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and were also named the Global Real Estate Advisor of the Year by Euromoney. We have been the only commercial real estate services company included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for six consecutive years, including in 2012 when we ranked fourth overall and were the highest ranked commercial real estate services company.

CBRE History

CBRE marked its 106th year of continuous operations in 2012, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. Since then, we have grown into the largest global commercial real estate services firm (in terms of 2012 revenue) through organic growth and a series of strategic acquisitions, including the December 2006 purchase of Trammell Crow Company, which significantly deepened our outsourcing service offerings, and the 2011 acquisition of the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING), which bolstered our global real estate investment management business and further diversified our service offerings. The ING acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM) along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia.

We have also historically enhanced and complemented our global capabilities through the acquisition of regional and specialty firms that are leaders in their areas of focus, including regional firms with which we had previous affiliate relationships. These “in-fill” acquisitions remain an integral part of our long-term strategy.

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

The Americas

The Americas is our largest reporting segment, comprised of operations throughout the United States and Canada as well as key markets in Latin America. Our operations are largely wholly-owned, but also include independent affiliates, which license the use of the “CBRE” and “CB Richard Ellis” names in their local markets in return for payments of annual royalty fees to us and an agreement to cross-refer business between us and the affiliate.

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

Our Americas segment accounted for 63.0% of our 2012 revenue, 62.2% of our 2011 revenue and 62.9% of our 2010 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 35.0% of our 2012 consolidated worldwide revenue, 34.5% of our 2011 consolidated worldwide revenue and 35.0% of our 2010 consolidated worldwide revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. Our many years of strong local market presence have allowed us to develop significant repeat business from existing clients, including approximately 62% of our revenues from existing U.S. real estate sales and leasing clients in 2012. This includes referrals from other parts of our business. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas, Denver, Houston, Los Angeles, Miami, New York, Philadelphia and Phoenix.

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

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through CBRE Research & Consulting and CBRE Econometric Advisors, or CBRE-EA, our commercial real estate market information and forecasting groups.

•

Capital Markets. We offer clients fully integrated investment sales and debt/equity financing services under the CBRE Capital Markets brand. The tight integration of these services fosters collaboration between our investment sales and debt/equity financing professionals, helping to meet the marketplace demand for comprehensive capital markets solutions. During 2012, we concluded more than $72.1 billion of capital markets transactions in the Americas, including $50.1 billion of investment sales transactions and $22.0 billion of mortgage loan originations and sales.

We believe our Investment Properties business, which includes office, industrial, retail, multifamily and hotel properties, is the leading investment sales property advisor in the United States, with a market share of approximately 16% in 2012. Our mortgage brokerage business originates, sells and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. In the United States, our mortgage loan origination volume in 2012 was $19.2 billion, representing an increase of approximately 16% from 2011. Approximately $8.9 billion of loans in 2012 were originated for federal government-sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. We substantially mitigate the principal risk associated with loans financed through these credit lines prior to closing by either obtaining a contractual purchase commitment from the government-sponsored entity or confirming a forward-trade commitment for the issuance and purchase of a mortgage-backed security that will be secured by the loan. We advised on the sale of approximately $2.0 billion of mortgages on behalf of financial institutions in 2012, compared with $2.8 billion in 2011. In 2012, GEMSA Loan Services, a joint venture between CBRE Capital

Markets, Inc., or CBRE Capital Markets, and GE Capital Real Estate, serviced approximately $106.4 billion of mortgage loans, $66.9 billion of which related to the servicing rights of CBRE Capital Markets.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary systems for data management, analysis and valuation report preparation, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2012, we completed over 40,000 valuation, appraisal and advisory assignments in the Americas.

Outsourcing Services

Outsourcing commercial real estate services is a long-term trend in our industry, with corporations, institutions, public sector entities, health care providers and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Our outsourcing services primarily include two major business lines that seek to capitalize on this trend: (1) corporate services and (2) asset services. Agreements with our corporate services clients are generally long-term arrangements and although they contain different provisions for termination, there are usually penalties for early termination. Our management agreements with our asset services clients may be terminated with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and we work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2012, we managed approximately 1.5 billion square feet of commercial space for property owners and occupiers in the Americas, which we believe represents one of the largest portfolios in the region. Our outsourcing services business line accounted for 28.0% of our 2012 consolidated worldwide revenue, 27.7% of our 2011 consolidated worldwide revenue and 27.9% of our 2010 consolidated worldwide revenue.

•

Corporate Services. We provide a comprehensive suite of services to occupiers of real estate, including portfolio and transaction management, project management, facilities management and strategic consulting. We enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. The long-term, contractual nature of these relationships enables us to devise and execute real estate strategies that support our clients’ overall business strategies. Our clients include leading global corporations, health care providers and public sector entities with large, geographically-diverse real estate portfolios. Project management services are typically provided on a portfolio-wide or programmatic basis. Revenues for project management include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied. In general, portfolio and transaction services contribute revenue on a transaction basis; project management and facilities management contribute contractual, or per-project, revenue and strategic consulting contributes both transaction and contractual revenue.

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

Europe, Middle East and Africa (EMEA)

Our Europe, Middle East and Africa, or EMEA, reporting segment operates in 41 countries with services primarily furnished through a number of indirect wholly-owned subsidiaries. The largest operations are located in France, Germany, Italy, the Netherlands, Russia, Spain and the United Kingdom. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, focused on the prime and super-prime segments of the market, primarily in France, Spain and the United Kingdom. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, corporate services, valuation/appraisal services, asset management services and facilities management, among others. Our EMEA segment accounted for 15.8% of our 2012 revenue, 18.2% of our 2011 revenue and 18.3% of our 2010 revenue.

In France, we believe we are a market leader in Paris and also have operations in Aix en Provence, Bagnolet, Bordeaux, Lille, Lyon, Marseille, Montreuil, Montrouge, Neuilly Sur-Seine, Saint Denis and Toulouse. Our German operations are located in Berlin, Cologne, Düsseldorf, Frankfurt, Munich and Stuttgart. Our presence in Italy includes operations in Milan, Modena, Rome and Turin. Our operations in the Netherlands are located in Amsterdam, the Hague, Hoofddorp and Rotterdam. Our professionals in Russia serve clients from an office in Moscow. In Spain, we provide full-service coverage through our offices in Barcelona, Madrid, Marbella, Palma de Mallorca and Valencia. We are one of the leading commercial real estate services companies in the United Kingdom. We have held the leading market position in investment sales in the United Kingdom in each of the past five years, including in 2012. In London, we provide a broad range of commercial property real estate services to investment and corporate clients, and held the leading market position for space acquisition in 2012 for the third year in a row. We also have regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Sheffield and Southampton as well as offices in Aberdeen, Belfast, Edinburgh and Glasgow managed by our U.K. team.

In several countries throughout EMEA, we operate through independent affiliates that provide commercial real estate services under our brand name. Our agreements with these independent affiliates include licenses to use the “CBRE” and “CB Richard Ellis” names in the relevant territory in return for payments of annual royalty fees to us. In addition, these agreements also include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific reporting segment operates in 13 countries with services primarily furnished through a number of indirect wholly-owned subsidiaries. We believe that we are one of only a few companies that can provide a full range of real estate services to large occupiers and investors throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, India, Japan, Singapore, South Korea, Taiwan and Vietnam (a former affiliate we acquired in 2012). In addition, we have agreements with independent affiliates in Cambodia, Malaysia, the Philippines and Thailand that generate royalty fees and support cross-referral arrangements similar to our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Perth, Sydney, Auckland, Christchurch and Wellington. Our Asia Pacific segment accounted for 12.6% of our 2012 revenue, 13.4% of our 2011 revenue and 13.1% of our 2010 revenue.

Global Investment Management

Operations in our Global Investment Management reporting segment are conducted through our indirect wholly-owned subsidiary CBRE Global Investors, LLC and its global affiliates, which we also refer to as CBRE Global Investors. CBRE Global Investors provides investment management services to pension funds, insurance companies, sovereign wealth funds, foundations, endowments and other institutional investors seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In some strategies, CBRE Global Investors and its investment teams co-invest with its limited partners. Our Global Investment Management segment accounted for 7.4% of our 2012 revenue, 4.9% of our 2011 revenue and 4.2% of our 2010 revenue.

CBRE Global Investors’ investment programs are organized into four primary categories, which include direct real estate investments through separate accounts and sponsored equity and debt funds as well as indirect real estate investments through listed securities and multi manager funds of funds. The investment programs cover the full range of risk strategies from core/core+ to opportunistic. Operationally, dedicated investment teams execute each investment program within these categories, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams are supported by shared resources such as accounting, financial controls, information technology, investor services and research. CBRE Global Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on market data from our advisory services group.

CBRE Global Investors closed approximately $3.9 billion and $4.2 billion of new acquisitions in 2012 and 2011, respectively. It liquidated $4.7 billion and $3.1 billion of investments in 2012 and 2011, respectively. Assets under management have increased from $11.4 billion at December 31, 2002 to $92.0 billion at December 31, 2012, representing an approximately 23% compound annual growth rate.

As of December 31, 2012, our portfolio of consolidated real estate held for investment consisted of one industrial property and three multifamily/residential properties, all located in the United States. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to these operational real estate properties, excluding those reported as discontinued operations, of $20.2 million and $18.4 million, respectively, for the year ended December 31, 2012, $32.8 million and $14.2 million, respectively, for the year ended December 31, 2011 and $41.6 million and $22.4 million, respectively, for the year ended December 31, 2010.

Development Services

Operations in our Development Services reporting segment are conducted through our indirect wholly-owned subsidiary Trammell Crow Company, LLC and certain of its subsidiaries, providing development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); and residential/mixed-use projects. Our Development Services segment accounted for 1.2% of our 2012 revenue, 1.3% of our 2011 revenue and 1.5% of our 2010 revenue.

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

Trammell Crow Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment—either on an individual project basis or through programs with certain strategic capital partners) or for its own account (100% ownership). Development activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries that are consolidated or unconsolidated for financial reporting purposes, depending primarily on the extent and nature of our ownership interest.

As of December 31, 2012, our portfolio of consolidated real estate consisted of land, industrial, office and retail properties and mixed-use projects. These projects are geographically dispersed throughout the United States. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to these operational real estate properties, excluding those reported as discontinued operations, of $35.4 million and $17.1 million, respectively, for the year ended December 31, 2012, $41.1 million and $20.7 million, respectively, for the year ended December 31, 2011 and $46.9 million and $24.6 million, respectively, for the year ended December 31, 2010.

At December 31, 2012, Trammell Crow Company had $4.2 billion of development projects in process. Additionally, the inventory of pipeline deals (prospective projects we believe have a greater than 50% chance of closing or where land has been acquired and the projected construction start date is more than twelve months out) was $2.1 billion at December 31, 2012.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2012 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms. Some of these firms may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms and are substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including Cushman & Wakefield, Jones Lang LaSalle and Savills plc, as well as national firms such as Newmark Grubb Knight Frank, and large global firms with significant business lines that compete with one or more of our business lines, such as Johnson Controls, Inc.

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

Employees

At December 31, 2012, excluding our independent affiliates, we had approximately 37,000 employees worldwide, approximately 44% of which are fully reimbursed by clients and are mostly in our outsourcing services lines of business. At December 31, 2012, 967 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in New York, New Jersey, Illinois and California. We believe that relations with our employees are generally good.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CBRE” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CBRE,” “CB Richard Ellis” and “Trammell Crow” names. With respect to the CBRE and CB Richard Ellis names, we maintain trademark registrations for these service marks in jurisdictions where we conduct significant business. We obtained our most recent U.S. trademark registrations for the CBRE and CB Richard Ellis related marks in 2005, and these registrations would expire in 2015 if we failed to renew them.

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

Environmental Matters

Federal, state and local laws and regulations in the countries in which we do business impose environmental liabilities, controls, disclosure rules and zoning restrictions that impact the ownership, management, development, use, or sale of commercial real estate. Certain of these laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property, including contamination resulting from above-ground or underground storage tanks or the presence of asbestos or lead at a property. If contamination occurs or is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. Under certain laws and common law principles, any failure by us to disclose environmental contamination at a property could subject us to liability to a buyer or lessee of the property. Further, federal, state and local governments in the countries in which we do business have begun enacting various laws, regulations, and treaties governing environmental and climate change, particularly for “greenhouse gases,” which seek to tax, penalize, or limit the release. Such regulations could lead to increased operational or compliance costs over time.

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

Availability of this Report

Our internet address is www.cbre.com. On the Investor Relations page on our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CBRE Group, Inc., 200 Park Avenue, New York, New York 10166.

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. Based on the information currently known to us, we believe that the matters discussed below identify the material risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

The success of our business is significantly related to general economic conditions and, accordingly, our business, operations and financial condition could be adversely affected by economic slowdowns, liquidity crises, fiscal uncertainty and possible subsequent downturns in commercial real estate asset values, property sales and leasing activities.

Many of the world’s largest economies and financial institutions continue to be impacted by ongoing global economic and financial issues, with some continuing to face financial difficulty, fiscal uncertainty, pressure on asset prices, liquidity problems and limited availability of credit, made worse in certain areas by increased unemployment or limited economic growth. It is uncertain how long these effects will last, or whether economic and financial trends in those areas, particularly in Europe, will worsen or improve. The current economic situation may be exacerbated if additional negative geo-political or economic developments, natural disasters or other disruptions were to arise.

Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines.

Our business is significantly impacted by generally prevailing economic conditions in the principal markets where we operate, which can result in a general decline in real estate acquisition, disposition and leasing activity, as well as a general decline in the value of commercial real estate and in rents, which in turn reduces revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development or investment management activities. Our capital markets business could also suffer from any political or economic disruption that impacts interest rates or liquidity. In addition, we could experience a reduction in the amount of fees we earn in our Global Investment Management business if our assets under management decrease or those assets fail to perform as anticipated. These economic conditions could also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development.

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

Performance of our asset services line of business partially depends upon the performance of the properties we manage because our fees are generally based on a percentage of aggregate rent collections from these properties. The performance of these properties may be impacted by many factors which are partially or completely outside of our control, including: (i) real estate and financial market conditions prevailing generally and locally, (ii) our ability to attract and retain creditworthy tenants, particularly during economic downturns; and (iii) the magnitude of defaults by tenants under their respective leases, which may increase during distressed conditions.

For example, during 2008 and 2009, credit became severely constrained and prohibitively expensive and real estate market activity contracted sharply in most markets around the world as a result of the global financial crisis and the deep economic recession. These adverse macro conditions impacted commercial real estate services companies like ours by significantly hampering transaction activity and lowering real estate valuations. Similar to other commercial real estate services firms, our transaction volumes fell during 2008 and most of 2009, and as a result, our stock price declined significantly. If the economic and market conditions that prevailed in 2008 and 2009 were to return, our business performance and profitability could again deteriorate.

Most recently, in the United States, we believe that the prospect of higher capital gains taxes drove an increase in transactions in the fourth quarter of 2012, but that continued uncertainty over fiscal and tax policy has caused, and may continue to do so in 2013, our clients to delay or cancel commercial real estate transactions which may impact our revenues. The economic situation in Europe has been particularly unstable, arising from the real prospect of a default by certain nations on their debt obligations and the possibility of a Eurozone break-up. If such a default or break-up occurs, or if the measures taken to avert such a default or break-up create their own instability, the adverse impact will likely be global and significant.

Fiscal uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings guidance or outlook, which we have given or might give, may be overtaken by events, or may otherwise turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenue and earnings at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be, or to have been, incorrect.

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

Disruptions in the credit markets may adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of commercial real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our Global Investment Management and Development Services businesses will be unable to generate incentive fees and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

In 2008 and 2009, the credit markets experienced a disruption of unprecedented magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated. While the credit market has improved since the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normalcy. This uncertainty may lead market participants to continue to act more conservatively, which may amplify decreases in demand and pricing in the markets we serve.

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

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 3.75x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot give assurance that we will be able to meet those ratios when required. For example, we experienced a decline in EBITDA during the economic downturn in 2008 to 2009, which negatively impacted our minimum coverage ratio and maximum leverage ratio. However, we significantly reduced our cost structure during 2008 and 2009, and, as a result of these cost reductions as well as renewed growth in our business, we were and continue to be well within compliance with the minimum coverage ratio and the maximum leverage ratio under our credit agreement. Our coverage ratio of EBITDA to total interest expense was 10.45x for the year ended December 31, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.38x as of December 31, 2012. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

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

We are highly leveraged and have significant debt service obligations. We established term loans totaling approximately $800.0 million under our credit agreement in 2011 to finance the REIM Acquisitions. As of December 31, 2012, our total debt, excluding notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.5 billion. For the year ended December 31, 2012, our interest expense was approximately $175.1 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

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

Subject to the maximum amounts of indebtedness permitted by our credit agreement covenants, we are not restricted in the amount of additional recourse debt we are able to incur in connection with the financing of our development activities, and we may in the future incur such indebtedness in order to decrease the amount of equity we invest in these activities. Subject to certain covenants in our various bank credit agreements, we are also not restricted in the amount of additional recourse debt CBRE Capital Markets may incur in connection with funding loan originations for multifamily properties having prior purchase commitments by a government sponsored entity.

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

Any of our clients may experience a downturn in their business that may weaken their results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in losses to our company. A client bankruptcy would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.

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

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Robert E. Sulentic, our President and Chief Executive Officer. Mr. Sulentic and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property management personnel. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. We use equity incentives to help retain and incentivize many of our key personnel. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2012, we generated approximately 40% of our revenue from operations outside the United States. With the REIM Acquisitions, the footprint of our Global Investment Management business significantly expanded, particularly in Europe and Asia. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

•

the impact of regional or country-specific business cycles and economic instability, particularly in Europe, which has seen a continuing crisis in sovereign debt, and which could be further significantly and adversely impacted if the Euro were to fail as a single currency;

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2012, approximately 40% of our revenue was transacted in foreign currencies, the majority of which included the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. Our Global Investment Management business has a significant amount of Euro-denominated assets under management as well as associated revenue and earnings in Europe, which has seen a continuing crisis in sovereign debt resulting in a notable drop in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our assets under management, revenue and earnings.

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

We have had, and may continue to experience, challenges in integrating operations and information technology systems acquired from other companies. This could result in the diversion of management’s attention from other business concerns and the potential loss of our key employees or those of the acquired operations. The integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels.

The anticipated benefits of the REIM Acquisitions may not be realized as we contemplated.

We completed the REIM Acquisitions with the expectation that such acquisitions would result in various benefits, including, among others, enhanced revenues and margins, a strengthened market position, cross-selling opportunities and operating efficiencies. Achieving the anticipated benefits of the REIM Acquisitions will be subject to a number of uncertainties, including the realization of accretive benefits in the timeframe anticipated. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely impact our financial condition and operating results.

Our revenue, net income and cash flow generated by our Global Investment Management business can vary significantly as a result of market developments.

With the completion of the REIM Acquisitions, our Global Investment Management business significantly increased and became more globally diverse. With the addition of the REIM funds, a substantial part of our fees are more recurring in nature. However, the revenue, net income and cash flow generated by our Global Investment Management business are all somewhat variable, primarily due to the fact that management, transaction and incentive fees can vary as a result of market movements from one period to another.

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

A substantial part of our fees are based upon the value of the assets we manage and if asset values deteriorate our asset management fees will decline as a result. Our acquisition and disposition fees can decline as a result of delay in the deployment of capital or limited market liquidity. We also earn incentive fees tied to portfolio performance, which fees may decline if there is a downturn in real estate markets and we fail to meet benchmarks or absolute return hurdles. Finally, during periods of economic weakness or recession, existing and prospective clients in our Global Investment Management business may be less able or willing to commit new funds to real estate investments, which are inherently less liquid than many competing investment classes, thereby inhibiting the ability of our Global Investment Management business to raise new funds. Additionally, investors with open commitments to provide additional investment could become less able or willing to honor their financial commitments and seek to renegotiate the terms of their commitments or the fees that they are obligated to pay. To the extent that clients in our Global Investment Management business seek to avoid paying fees they are obligated to pay, or seek to avoid deploying capital that has been committed, we could experience a decrease in collection of fees and interruptions to our client relationships and business.

Our real estate investment and co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients and there is an inherent risk of loss of our investments. As of December 31, 2012, we had committed $31.7 million to fund future co-investments, $27.9 million of which is expected to be funded during 2013. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is a very important part of our Global Investment Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy and there is an inherent risk of loss of our investment. As of December 31, 2012, we had approximately 35 consolidated real estate projects with invested equity of $11.6 million and $13.9 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at December 31, 2012, we were involved as a principal (in most cases, co-investing with our clients) in approximately 45 unconsolidated real estate subsidiaries with invested equity of $58.9 million and had committed additional capital to these unconsolidated subsidiaries of $14.3 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $2.2 million, excluding guarantees for which we have outstanding liabilities accrued on our consolidated balance sheet.

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

We are subject to substantial litigation risks and may face significant liabilities and/or damage to our professional reputation as a result of litigation allegations and negative publicity.

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

The advice and services we render in our financial and valuation advisory businesses and the investment decisions we make in our Global Investment Management business and the activities of our investment banking and investment management professionals for or on behalf of our clients may subject them and us to the risk of third-party litigation. Such litigation may arise from client or investor dissatisfaction with the performance of our programs, differences between actual values and appraised values, and a variety of other litigation claims, including allegations that we improperly exercised judgment, discretion, control or influence over client investments or that we breached fiduciary duties to clients. For example, in our valuation and appraisal business, if market dynamics lead to a reduction in the market value of properties we have previously appraised, we may be subject to a higher risk of claims, including conflicts of interest claims, based on the circumstances of valuations previously issued. Our valuation and appraisal services involve transactions where the value of the transaction is much greater than the fees we generate. As a result, the consequences of errors that lead to damages might be disproportionately large in relation to the fees generated in the event our contractual protections or our insurance coverage are inadequate to protect us fully.

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

Some of these litigation risks may be mitigated by the commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss, our commercial insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages, or the scope of available coverage may not cover certain types of claims. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly-rated companies. Any of these events could negatively impact our business, financial condition or results of operations.

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

A failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Our company has a global platform with different business lines and a broad client base and is therefore subject to numerous potential, actual or perceived conflicts of interests in the provision of services to our existing and potential clients. For example, conflicts may arise from our position as broker to both owners and tenants in commercial real estate lease transactions. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, but these policies and procedures may not be adequate and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to identify, disclose and manage potential conflicts of interest, which could have an adverse affect on our business, financial condition and results of operations. In addition, it is possible that in some jurisdictions regulations could be changed to limit our ability to act for parties where conflicts exist even with informed consent, which could limit our market share in those markets. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

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

We compete across a variety of business disciplines within the commercial real estate services industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2012 revenue, our relative competitive position varies significantly across geographies, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms. Some of these firms may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Although many of our competitors are local or regional firms and are substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service competencies to ours. In general, there can be no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

A significant portion of our operations are concentrated in California and our business could be harmed if there was an economic downturn in the California real estate markets.

During 2012, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, economic downturns in the California commercial real estate market, similar to recent downturns experienced in California, and particularly in the local economies in San Diego, Los Angeles and Orange County could harm our results of operations and disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

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

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets, which are incorporated herein by reference, was $63.5 million and $60.9 million at December 31, 2012 and 2011, respectively. If the assets in our defined benefit pension plans continue to be insufficient to meet the plans’ obligations, we may be required to make substantial cash contributions preventing the use of such cash for other purposes and adversely affecting our liquidity.

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

Failure to maintain the security of our information and technology networks, including personally identifiable and client information could adversely affect us.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, fraudulent use or misuse of client, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business, revenues and competitive position. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation.

Interruption or failure of our information technology, communications systems or data services could hurt our ability to effectively provide our services, which could damage our reputation and harm our operating results.

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be adversely impacted by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, or other events which are beyond our control. In addition, the operation and maintenance of these systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays, and loss of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. We have disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities and a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.

Our business relies significantly on the use of commercial real estate data. We produce much of this data internally, but a significant portion is purchased from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or clients could damage our reputation, and our operating results could be adversely affected.

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, including in our role as a real estate broker, registered investment advisor, mortgage broker, property/facility manager or developer, we may incur significant financial penalties.

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities, environmental and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. A number of our services, including the services provided by our indirect wholly-owned subsidiaries, CBRE Capital Markets and CBRE Global Investors, are subject to regulation by the SEC, FINRA or other self-regulatory organizations and state securities regulators and compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. The global economic crisis has resulted in increased government and legislative activities, including the introduction of new legislation and changes to rules and regulations, which we expect will continue into the future. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business, including increasing the costs of compliance or preventing us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our businesses, financial condition, results of operations and prospects.

We may be subject to environmental liability as a result of our role as a property or facility manager or developer of real estate.

Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. In our role as a property or facility manager or developer, we could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property. If we incur any such liability, our business could suffer significantly as it could be difficult for us to develop or sell such properties, or borrow funds using such properties as collateral. In the event of a substantial liability, our insurance coverage might be insufficient to pay the full damages, or the scope of available coverage may not cover certain of these liabilities. Additionally, liabilities incurred to comply with more stringent future environmental requirements could adversely affect any or all of our lines of business.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•

the sustainability of the recovery in our investment sales and leasing business from the recessionary levels in 2008 and 2009, particularly in light of the continuing European sovereign debt crisis, fiscal uncertainty in the United States, and slowing economic activity globally in 2012;

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

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration issues arising out of companies we may acquire;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	the impairment or weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels as well as the potential loss of clients in our outsourcing business due to consolidation or bankruptcies;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•

foreign currency fluctuations, particularly in Europe where the U.S. dollar has strengthened significantly relative to the Euro and some local currencies since the middle of 2011, and in Japan where the Yen has recently seen significant strengthening;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•	trends in pricing and risk assumption for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate at or below current levels;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•

our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain or improve our industry-leading EBITDA margins;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	the ability of our Global Investment Management business to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

•

the other factors described elsewhere in this Form 10-K, included under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2012:

Location	Sales Offices	Corporate Offices	Total
Americas	149	2	151
Europe, Middle East and Africa (EMEA)	93	1	94
Asia Pacific	86	1	87

Total	328	4	332

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

	Price Range
Fiscal Year 2012	High	Low
Quarter ending March 31, 2012	$21.16	$15.56
Quarter ending June 30, 2012	$20.46	$15.09
Quarter ending September 30, 2012	$20.89	$14.97
Quarter ending December 31, 2012	$20.55	$16.86

Fiscal Year 2011
Quarter ending March 31, 2011	$27.97	$20.29
Quarter ending June 30, 2011	$29.88	$22.45
Quarter ending September 30, 2011	$26.29	$12.30
Quarter ending December 31, 2011	$19.61	$12.51

The closing share price for our Class A common stock on December 31, 2012, as reported by the New York Stock Exchange, was $19.90. As of February 13, 2013, there were 316 stockholders of record of our Class A common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2007 and ending on December 31, 2012. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

The comparison below assumes $100 was invested on December 31, 2007 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance.

The industry peer group is comprised of Jones Lang LaSalle Incorporated (JLL), a global commercial real estate services company publicly traded in the United States, as well as the following companies that have significant commercial real estate or real estate capital markets businesses within the United States or globally, that in each case are publicly traded in the United States or abroad: BGC Partners (BGCP), which is the publicly traded parent of Newmark Grubb Knight Frank; HFF, L.P. (HF); FirstService Corporation (FRSV), which is the publicly traded parent of Colliers International; Johnson Controls, Inc. (JCI); Savills plc (SVL.L, traded on the London Stock Exchange); and UGL Limited (UGL, traded on the Australian Stock Exchange), which is the publicly traded parent of DTZ. These companies are or include divisions with business lines reasonably comparable to some or all of ours, and which represent our primary competitors. The peer group in our 2011 Form 10-K was comprised of only JLL and Grubb & Ellis Company, the latter of which was subsequently acquired by BGCP out of bankruptcy during 2012. We have revised this peer group to account for the bankruptcy of Grubb & Ellis Company, to include other competitors inside and outside the United States reflecting the increasingly global nature of the industry, and to include diversified companies that have significant commercial real estate business lines. A presentation of the 2011 peer group is not presented because, following the bankruptcy of Grubb & Ellis Company, it would only include JLL.

(1)	$100 invested on 12/31/07 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

(2)	Copyright© 2013 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(3)	Peer group contains companies with the following ticker symbols: JLL, HF, BGCP, FSRV, JCI, SVL.L (London) and UGL (Australia).

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that CBRE Group specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2012. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011 (1)	2010	2009	2008
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$6,514,099	$5,905,411	$5,115,316	$4,165,820	$5,128,817
Operating income (loss)	585,081	462,862	446,379	241,842	(788,469)
Interest income	7,643	9,443	8,416	6,129	17,762
Interest expense	175,068	150,249	191,151	189,146	167,156
Write-off of financing costs	—	—	18,148	29,255	—
Income (loss) from continuing operations	304,156	240,435	141,689	(27,638)	(1,076,489)
Income from discontinued operations, net of income taxes	631	49,890	14,320	—	26,748
Net income (loss)	304,787	290,325	156,009	(27,638)	(1,049,741)
Net (loss) income attributable to non-controlling interests	(10,768)	51,163	(44,336)	(60,979)	(37,675)
Net income (loss) attributable to CBRE Group, Inc.	315,555	239,162	200,345	33,341	(1,012,066)

EPS (2):
Basic income (loss) per share attributable to CBRE Group, Inc. shareholders
Income (loss) from continuing operations attributable to CBRE Group, Inc.	$0.97	$0.73	$0.61	$0.12	$(4.86)
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.02	0.03	—	0.05

Net income (loss) attributable to CBRE Group, Inc.	$0.98	$0.75	$0.64	$0.12	$(4.81)

Diluted income (loss) per share attributable to CBRE Group, Inc. shareholders
Income (loss) from continuing operations attributable to CBRE Group, Inc.	$0.96	$0.72	$0.60	$0.12	$(4.86)
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.02	0.03	—	0.05

Net income (loss) attributable to CBRE Group, Inc.	$0.97	$0.74	$0.63	$0.12	$(4.81)

Weighted average shares:
Basic	322,315,576	318,454,191	313,873,439	277,361,783	210,539,032
Diluted	327,044,145	323,723,755	319,016,887	279,995,081	210,539,032
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$291,081	$361,219	$616,587	$213,645	$(130,373)
Net cash used in investing activities	(197,671)	(480,255)	(62,503)	(119,362)	(419,009)
Net cash (used in) provided by financing activities	(100,689)	711,325	(784,222)	476,768	373,959
OTHER DATA:
EBITDA (3)	$861,621	$693,261	$647,467	$372,079	$457,021

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,089,297	$1,093,182	$506,574	$741,557	$158,823
Total assets	7,809,542	7,219,143	5,121,568	5,039,406	4,726,414
Long-term debt, including current portion	2,427,605	2,472,686	1,428,322	2,120,803	2,077,421
Notes payable on real estate (4)	326,012	372,912	627,528	551,277	617,663
Total liabilities	6,127,730	5,801,980	4,055,773	4,255,111	4,380,691
Total CBRE Group, Inc. stockholders’ equity	1,539,211	1,151,481	908,215	629,122	114,686

Note: We have not declared any cash dividends on common stock for the periods shown.

(1)	In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING). The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM) along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we completed the acquisition of CRES for $332.8 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $441.5 million and one co-investment from ING for $7.4 million. During the year ended December 31, 2012, we also funded nine additional co-investments for an aggregate amount of $34.5 million related to ING REIM Europe. The results for the year ended December 31, 2011 include the operations of CRES, ING REIM Asia and ING REIM Europe from July 1, 2011, October 3, 2011 and October 31, 2011, respectively, the dates each respective business was acquired.
(2)	EPS represents earnings per share. See Earnings Per Share information in Note 18 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	Includes EBITDA related to discontinued operations of $5.6 million, $14.1 million, $16.4 million and $16.9 million for the years ended December 31, 2012, 2011, 2010 and 2008, respectively.

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

EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss) attributable to CBRE Group, Inc.	$315,555	$239,162	$200,345	$33,341	$(1,012,066)
Add:
Depreciation and amortization (i)	170,905	116,930	108,962	99,473	102,909
Goodwill and other non-amortizable intangible asset impairment	19,826	—	—	—	1,159,406
Interest expense (ii)	176,649	153,497	192,706	189,146	167,805
Write-off of financing costs	—	—	18,148	29,255	—
Provision for income taxes (iii)	186,333	193,115	135,723	26,993	56,853
Less:
Interest income (iv)	7,647	9,443	8,417	6,129	17,886

EBITDA (v)	$861,621	$693,261	$647,467	$372,079	$457,021

(i)	Includes depreciation and amortization related to discontinued operations of $1.3 million, $1.2 million, $0.6 million and $0.1 million for the years ended December 31, 2012, 2011, 2010 and 2008, respectively.
(ii)	Includes interest expense related to discontinued operations of $1.6 million, $3.2 million, $1.6 million and $0.6 million for the years ended December 31, 2012, 2011, 2010 and 2008, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $1.0 million, $4.0 million, $5.4 million and $6.0 million for the years ended December 31, 2012, 2011, 2010 and 2008, respectively.
(iv)	Includes interest income related to discontinued operations of $0.1 million for the year ended December 31, 2008.
(v)	Includes EBITDA related to discontinued operations of $5.6 million, $14.1 million, $16.4 million and $16.9 million for the years ended December 31, 2012, 2011, 2010 and 2008, respectively.
(4)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2012 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2012, excluding independent affiliates, we operated in more than 300 offices worldwide, with approximately 37,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. We have been the only commercial real estate services company in the S&P 500 since 2006, and in the Fortune 500 since 2008. In 2012, for the second year in a row, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and were also named the Global Real Estate Advisor of the Year by Euromoney. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for six consecutive years, including 2012 when we ranked fourth overall and were the highest ranked commercial real estate services company. In its most recent subscriber survey, conducted in late 2011, we achieved the highest brand reputation ranking among all commercial real estate companies in a survey of Wall Street Journal subscribers.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines. From late 2007 through 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations and materially reduced our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and reduced the funds available to invest in commercial real estate and related assets. These negative trends began to reverse in early 2010 and commercial real estate markets have improved gradually for the past three years in step with the slow recovery of global economic activity.

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, as they were in 2008 and 2009, we have moved decisively to improve financial performance by lowering operating expenses. As general economic conditions and our financial performance improved, we restored certain expenses beginning in 2010.

Notwithstanding the ongoing, slow market recovery, a return of adverse global and regional economic trends given U.S. fiscal uncertainty, a continuing sovereign debt crisis in Europe and slower growth in China, remains one of the most significant risks to the performance of our operations and our financial condition.

Economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and have steadily improved for the past three years due to the slow but positive economic recovery in the United States. Reflecting this gradual recovery, national vacancy rates in the United States declined modestly and rental rates rose slightly in 2012, while the ready availability of low-cost credit and investors’ search for yield sustained continued increases in property sales activity. Overall, however, occupiers and investors have remained cautious and both sales and leasing activity continued to be well below the levels experienced in 2006 and 2007.

In Europe, weak market conditions first became evident in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies fell into recession in 2008, which deepened and persisted throughout 2009. Economic activity improved in 2010, but began to weaken again in 2011 and 2012, due to the effects of the European sovereign debt crisis. As a result, economic growth in Europe has lagged behind other parts of the world for the past two years. While rents have essentially remained flat, leasing velocity has slowed in many major markets in Europe, as occupiers hesitate to make long-term space commitments. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Although they recovered strongly in 2010, particularly in larger markets, investment sales have been tepid across most of Europe for the past two years. European sovereign debt issues and weak economic growth have resulted in a polarization of the investment market, with capital flowing primarily to markets perceived as safe havens, such as the United Kingdom.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn in 2008 and 2009. This resulted in lower investment sales and leasing activity in the region. Transaction activity revived significantly in late 2009 and remained strong throughout 2010 and most of 2011. However, transaction activity has moderated for the past 18 months, as both occupiers and investors have become more cautious, reflecting slower domestic growth and the effects of economic uncertainty in the United States and Europe on the region’s export-based economies.

Real estate investment management and property development activity were also adversely affected by deteriorating conditions beginning in late 2007, driving down property values, and constraining financing and disposition opportunities. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have gradually recovered for the past three years.

The further recovery of our global sales, leasing, investment management and development services operations depends on the continued strengthening of market fundamentals, including more robust economic growth and job creation; stable and healthy global credit markets; and improved business and investor confidence.

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

In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING). The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM) along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia.

On July 1, 2011, we completed the acquisition of CRES for $332.8 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $441.5 million and one co-investment from ING for $7.4 million. During the year ended December 31, 2012, we also funded nine additional co-investments for an aggregate amount of $34.5 million related to ING REIM Europe. Upon completion of the acquisitions, which we refer to as the REIM Acquisitions, ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, an independently operated business segment). The ING REIM businesses were highly complementary to our existing investment management business, with little overlap in client base and different investment strategies. CBRE Global Investors traditionally focused on value-add funds and separate accounts. ING REIM primarily focused on core funds and global listed real estate securities funds, except in Asia, where ING REIM managed value-add and opportunistic funds. The combined entity provides us with a significantly enhanced ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

As of December 31, 2012, CBRE Global Investors’ assets under management, or AUM, totaled $92.0 billion. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. From 2005 to 2010, we completed 60 in-fill acquisitions for an aggregate purchase price of approximately $601 million, with most of these completed before the recession in 2008. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. During

2012, we completed five in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, a niche real estate investment advisor and an independent commercial and residential property partnership in the United Kingdom, and a brokerage and property management firm in Atlanta. As market conditions continue to improve, we believe acquisitions may once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, our management also believes that most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2012, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with the Trammell Crow Company Acquisition. In addition, through December 31, 2012, we incurred $109.4 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions.

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

Our Global Investment Management business has a significant amount of Euro-denominated assets under management as well as associated revenue and earnings in Europe, which has seen a developing crisis in sovereign debt resulting in a more pronounced movement in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

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

Leverage

We are highly leveraged and have significant debt service obligations. As of December 31, 2012, our total debt, excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.5 billion.

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

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment also earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management team has participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period. In addition, our Global Investment Management segment also earns success-based transaction fees with regard to buying or selling properties on behalf of certain funds and separate accounts. Such revenue is recognized at the completion of a successful transaction and is not subject to any claw back provision.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries, as well as variable interest entities, or VIEs, in which we are the primary beneficiary. The equity attributable to non-controlling interests in subsidiaries is shown separately in our consolidated balance sheets included elsewhere in this report. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

As required by the “Consolidations” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, or Topic 810, we consolidate all VIEs in which we are the entity’s primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.

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

We also have several co-investments in real estate investment funds which qualify for a deferral of the qualitative approach for analyzing potential VIEs. We continue to analyze these investments under the former quantitative method incorporating various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. This determination of whether we are the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

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

The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc, or CBRE, in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc., or Insignia, in 2003 (the Insignia Acquisition), the Trammell Crow Company Acquisition in 2006 and the REIM Acquisitions in 2011. Other intangible assets that have indefinite estimated useful lives and are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, and a trade name separately identified as a result of the REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, management contracts and loan servicing rights, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. When we performed our required annual goodwill impairment review as of October 1, 2012, 2011 and 2010, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value. During the year ended December 31, 2012, we recorded a non-amortizable intangible asset impairment of $19.8 million in our EMEA segment related to the discontinuation of the use of a trade name in the United Kingdom.

Real Estate

As of December 31, 2012, the carrying value of our total real estate assets was $379.2 million (4.9% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, disposition of real estate and discontinued operations.

Classification and Impairment Evaluation

With respect to our real estate assets, the “Property, Plant and Equipment,” Topic of FASB ASC, or Topic 360, establishes criteria to classify an asset as “held for sale.” Assets included in real estate held for sale consist of completed assets or land for sale in its present condition that meet all of Topic 360’s “held for sale” criteria. All other real estate assets are classified in one of the following line items in our consolidated balance sheet: (i) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of land on which development activities have not yet commenced and completed assets or land held for disposition that do not meet the “held for sale” criteria.

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

When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. Impairment charges of $26.5 million, $1.7 million and $24.6 million were recorded for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, during the years ended December 31, 2011 and 2010, we also recorded provisions for loss on real estate held for sale of $2.6 million and $2.3 million, respectively.

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

When acquiring real estate with existing buildings, we allocate the purchase price between land, land improvements, building and intangibles related to in-place leases, if any, based on their relative fair values. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis using assumptions for market rates, absorption periods, lease commissions and tenant improvements. The capitalized values for both lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense. If we use different estimates in these valuations, the allocation of purchase price to each component could differ, which could cause the amount of amortization related to lease intangibles and tenant origination costs, as well as depreciation of the related building and land improvements to be different.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2012 and 2011 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 16 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information regarding income taxes.

During 2012, we identified opportunities to repatriate $191.0 million to the United States, $58.0 million in 2012 and $133.0 million in 2013, which resulted in $28.8 million of tax benefit in 2012. We have not recorded a deferred tax liability for $1.1 billion of remaining undistributed earnings of subsidiaries located outside of the United States. Although tax liabilities might result from the payment of dividends out of such earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and we do not have any plans to repatriate these earnings or to sell or liquidate any of these non-U.S. subsidiaries. To the extent that we are able to repatriate the unremitted earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy in which such funds become needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. The determination of the tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $263.4 million at December 31, 2012.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	(Dollars in thousands)
Revenue	$6,514,099	100.0%	$5,905,411	100.0%	$5,115,316	100.0%
Costs and expenses:
Cost of services	3,742,514	57.5	3,457,130	58.5	2,960,170	57.9
Operating, administrative and other	2,002,914	30.7	1,882,666	31.9	1,607,682	31.4
Depreciation and amortization	169,645	2.6	115,719	2.0	108,381	2.1
Non-amortizable intangible asset impairment	19,826	0.3	—	—	—	—

Total costs and expenses	5,934,899	91.1	5,455,515	92.4	4,676,233	91.4
Gain on disposition of real estate	5,881	0.1	12,966	0.2	7,296	0.1

Operating income	585,081	9.0	462,862	7.8	446,379	8.7
Equity income from unconsolidated subsidiaries	60,729	0.9	104,776	1.8	26,561	0.5
Other income	11,093	0.2	2,706	0.1	—	—
Interest income	7,643	0.1	9,443	0.2	8,416	0.2
Interest expense	175,068	2.7	150,249	2.6	191,151	3.7
Write-off of financing costs	—	—	—	—	18,148	0.4

Income from continuing operations before provision for income taxes	489,478	7.5	429,538	7.3	272,057	5.3
Provision for income taxes	185,322	2.8	189,103	3.2	130,368	2.5

Income from continuing operations	304,156	4.7	240,435	4.1	141,689	2.8
Income from discontinued operations, net of income taxes	631	—	49,890	0.8	14,320	0.2

Net income	304,787	4.7	290,325	4.9	156,009	3.0
Less: Net (loss) income attributable to non-controlling interests	(10,768)	(0.2)	51,163	0.8	(44,336)	(0.9)

Net income attributable to CBRE Group, Inc.	$315,555	4.9%	$239,162	4.1%	$200,345	3.9%

EBITDA (1)	$861,621	13.2%	$693,261	11.7%	$647,467	12.7%

EBITDA, as adjusted (1)	$918,439	14.1%	$802,635	13.6%	$681,343	13.3%

(1)	Includes EBITDA related to discontinued operations of $5.6 million, $14.1 million and $16.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions, cost containment and asset impairments. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results from operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income attributable to CBRE Group, Inc.	$315,555	$239,162	$200,345
Add:
Depreciation and amortization (1)	170,905	116,930	108,962
Non-amortizable intangible asset impairment	19,826	—	—
Interest expense (2)	176,649	153,497	192,706
Write-off of financing costs	—	—	18,148
Provision for income taxes (3)	186,333	193,115	135,723
Less:
Interest income	7,647	9,443	8,417

EBITDA (4)	$861,621	$693,261	$647,467
Adjustments:
Integration and other costs related to acquisitions	39,240	68,788	7,278
Cost containment expenses	17,578	31,139	15,291
Write-down of impaired assets	—	9,447	11,307

EBITDA, as adjusted (4)	$918,439	$802,635	$681,343

(1)	Includes depreciation and amortization related to discontinued operations of $1.3 million, $1.2 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Includes interest expense related to discontinued operations of $1.6 million, $3.2 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $1.0 million, $4.0 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(4)	Includes EBITDA related to discontinued operations of $5.6 million, $14.1 million and $16.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

We reported consolidated net income of $315.6 million for the year ended December 31, 2012 on revenue of $6.5 billion as compared to consolidated net income of $239.2 million on revenue of $5.9 billion for the year ended December 31, 2011.

Our revenue on a consolidated basis for the year ended December 31, 2012 increased by $608.7 million, or 10.3%, as compared to the year ended December 31, 2011. This increase was driven by contributions from the REIM Acquisitions (acquired in the second half of 2011) as well as higher worldwide sales transaction revenue (up 10.9%), increased commercial mortgage brokerage activity (up 31.3%) and greater outsourcing activity (up 10.1%) also contributed to the variance. Worldwide leasing transaction revenue was essentially flat when compared with the prior year. Foreign currency translation had a $108.2 million negative impact on total revenue during the year ended December 31, 2012.

Our cost of services on a consolidated basis increased by $285.4 million, or 8.3%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales transaction revenue led to a corresponding increase in commission expense. Foreign currency translation had a $58.2 million positive impact on cost of services during the year ended December 31, 2012. Cost of services as a percentage of revenue decreased from 58.5% for the year ended December 31, 2011 to 57.5% for the year ended December 31, 2012, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the current year as a result of the REIM Acquisitions. In addition, all costs associated with the ING REIM businesses are included in operating, administrative and other expenses.

Our operating, administrative and other expenses on a consolidated basis increased by $120.2 million, or 6.4%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisitions. Additionally, impairment charges of $32.3 million were included in operating, administrative and other expenses for the year ended December 31, 2012, and were primarily incurred in our Global Investment Management and Development Services segments. Foreign currency translation had a $39.7 million positive impact on total operating expenses during the year ended December 31, 2012. Operating expenses as a percentage of revenue decreased to 30.7% for the year ended December 31, 2012 from 31.9% for the year ended December 31, 2011, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $53.9 million, or 46.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions. Higher depreciation expense in our Americas segment also contributed to the increase.

Our non-amortizable intangible asset impairment on a consolidated basis was $19.8 million for the year ended December 31, 2012. This non-cash write-off related to the discontinuation of the use of a trade name in the United Kingdom.

Our gain on disposition of real estate on a consolidated basis was $5.9 million for the year ended December 31, 2012 as compared to $13.0 million for the year ended December 31, 2011. These gains resulted from activity within our Development Services and Global Investment Management segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $44.0 million, or 42.0%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the prior year, which did not occur to the same extent in the current year.

Our other income on a consolidated basis was $11.1 million for the year ended December 31, 2012 as compared to $2.7 million for the year ended December 31, 2011. This activity was primarily reported within our Global Investment Management segment and represented net realized and unrealized gains and losses related to trading securities, which we acquired in our acquisition of CRES. Also contributing to the increase in the current year was $4.3 million of income associated with the sale of a cost investment in our EMEA segment.

Our consolidated interest income decreased by $1.8 million, or 19.1%, as compared to the year ended December 31, 2011. This decrease was mainly driven by lower interest income reported in our Americas segment in the current year.

Our consolidated interest expense increased by $24.8 million, or 16.5%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to higher interest expense attributable to additional borrowings made to finance the REIM Acquisitions in the second and third quarters of 2011 and the British pound sterling A-1 term loan facility entered into in the fourth quarter of 2011.

Our provision for income taxes on a consolidated basis was $185.3 million for the year ended December 31, 2012 as compared to $189.1 million for the year ended December 31, 2011. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 37.1% for the year ended December 31, 2012 as compared to 44.8% for the year ended December 31, 2011. The decreases in our provision for income taxes and our effective tax rate were primarily the result of non-deductible acquisition costs incurred in 2011 that did not recur in 2012 and the current year benefit from previously unavailable foreign income tax credits that can be utilized to offset U.S. federal income taxes on foreign-sourced earnings, partially offset by an increase in valuation allowance, tax expense on dividends and unremitted earnings and an increase in our mix of domestic to foreign earnings.

Our consolidated income from discontinued operations, net of income taxes, was $0.6 million for the year ended December 31, 2012 compared to $49.9 million for the year ended December 31, 2011. This income was reported in our Global Investment Management and Development segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

Our net loss attributable to non-controlling interests on a consolidated basis was $10.8 million for the year ended December 31, 2012 as compared to net income attributable to non-controlling interests of $51.2 million for the year ended December 31, 2011. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

We reported consolidated net income of $239.2 million for the year ended December 31, 2011 on revenue of $5.9 billion as compared to consolidated net income of $200.3 million on revenue of $5.1 billion for the year ended December 31, 2010.

Our revenue on a consolidated basis for the year ended December 31, 2011 increased by $790.1 million, or 15.4%, as compared to the year ended December 31, 2010. This increase was primarily driven by higher worldwide sales (up 24.2%), leasing (up 9.5%) and outsourcing (up 15.0%) activity. Also contributing to the increase was revenue of $84.6 million attributable to the REIM Acquisitions for the year ended December 31, 2011. Foreign currency translation had a $143.8 million positive impact on total revenue during the year ended December 31, 2011.

Our cost of services on a consolidated basis increased by $497.0 million, or 16.8%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. As previously mentioned, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in transaction revenue led to a corresponding increase in commission expense. Higher salaries and related costs associated with our global property and facilities management contracts also contributed to the increase in cost of services in 2011. Additionally, included in cost of services for the year ended December 31, 2011, were cost containment expenses of $20.0 million relating to severance costs incurred to calibrate our staffing levels to the market environment. Foreign currency translation had an $81.7 million negative impact on cost of services during the year ended December 31, 2011. Cost of services as a percentage of revenue increased to 58.5% for the year ended December 31, 2011 from 57.9% for the year ended December 31, 2010, primarily driven by higher commission tranches achieved in 2011 as a result of the increased transaction revenue and the aforementioned cost containment expenses.

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

Our depreciation and amortization expense on a consolidated basis increased by $7.3 million, or 6.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the REIM Acquisitions and other in-fill acquisitions completed in 2011. The increase in amortization expense was partially offset by lower depreciation expense partially stemming from property dispositions in our Global Investment Management and Development Services segments in 2011.

Our gain on disposition of real estate on a consolidated basis was $13.0 million for the year ended December 31, 2011 as compared to $7.3 million for the year ended December 31, 2010. These gains primarily resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $78.2 million, or 294.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in 2011. Also contributing to the increase were lower impairment charges reported by our Global Investment Management segment in 2011.

Our other income on a consolidated basis was $2.7 million for the year ended December 31, 2011 and was reported within our Global Investment Management segment. This income primarily represented net realized and unrealized gains and losses related to trading securities, which we acquired in our acquisition of CRES in 2011.

Our consolidated interest income increased by $1.0 million, or 12.2%, as compared to the year ended December 31, 2010. This increase was mainly driven by higher interest income reported in our Americas segment in 2011.

Our consolidated interest expense decreased by $40.9 million, or 21.4%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was primarily due to lower interest expense associated with our credit agreement due to debt repayments made in the second half of 2010 and lower interest rates resulting from our refinancing activities in the fourth quarter of 2010. The lower interest expense more than offset the increase in interest expense attributable to additional borrowings made to finance the REIM Acquisitions and the British pound sterling A-1 term loan facility entered into in 2011. This overall net decrease was also partially offset by interest expense incurred related to the $350.0 million of 6.625% senior notes issued on October 8, 2010.

Our provision for income taxes on a consolidated basis was $189.1 million for the year ended December 31, 2011 as compared to $130.4 million for the year ended December 31, 2010. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 44.8% for the year ended December 31, 2011 as compared to 40.5% for the year ended December 31, 2010. The changes in our provision for income taxes and our effective tax rate were primarily the result of a significant increase in income reported in 2011 and a change in our mix of domestic and foreign earnings (losses). In addition, certain of the transaction costs incurred in connection with the REIM Acquisitions in 2011 were non-deductible.

Our consolidated income from discontinued operations, net of income taxes, was $49.9 million for the year ended December 31, 2011 as compared to $14.3 million for the year ended December 31, 2010. The income for the year ended December 31, 2011 was reported in our Global Investment Management and Development Services segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests. The income for the year ended December 31, 2010 was reported in our Development Services segment and mostly related to gains from property sales.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	(Dollars in thousands)
Americas
Revenue	$4,103,602	100.0%	$3,673,681	100.0%	$3,217,543	100.0%
Costs and expenses:
Cost of services	2,607,029	63.5	2,325,964	63.3	2,015,360	62.6
Operating, administrative and other	929,950	22.7	898,675	24.5	821,391	25.5
Depreciation and amortization	82,841	2.0	62,238	1.7	60,663	1.9

Operating income	$483,782	11.8%	$386,804	10.5%	$320,129	10.0%

EBITDA (1)	$578,649	14.1%	$462,167	12.6%	$389,991	12.1%

EMEA
Revenue	$1,031,818	100.0%	$1,076,568	100.0%	$936,581	100.0%
Costs and expenses:
Cost of services	624,498	60.5	638,351	59.3	545,354	58.2
Operating, administrative and other	358,696	34.8	351,304	32.6	302,573	32.3
Depreciation and amortization	14,198	1.4	10,945	1.0	9,519	1.1
Non-amortizable intangible asset impairment	19,826	1.9	—	—	—	—

Operating income	$14,600	1.4%	$75,968	7.1%	$79,135	8.4%

EBITDA (1)	$54,299	5.3%	$87,527	8.1%	$89,407	9.5%

Asia Pacific
Revenue	$817,241	100.0%	$788,754	100.0%	$669,897	100.0%
Costs and expenses:
Cost of services	510,987	62.5	492,815	62.5	399,456	59.6
Operating, administrative and other	224,558	27.5	212,548	26.9	197,912	29.5
Depreciation and amortization	11,475	1.4	9,654	1.3	8,419	1.3

Operating income	$70,221	8.6%	$73,737	9.3%	$64,110	9.6%

EBITDA (1)	$80,630	9.9%	$82,226	10.4%	$70,857	10.6%

Global Investment Management
Revenue	$482,589	100.0%	$290,065	100.0%	$215,631	100.0%
Costs and expenses:
Operating, administrative and other	387,592	80.3	313,120	107.9	177,662	82.4
Depreciation and amortization	51,290	10.6	21,271	7.4	13,968	6.5
Gain on disposition of real estate	—	—	345	0.1	—	—

Operating income (loss)	$43,707	9.1%	$(43,981)	(15.2)%	$24,001	11.1%

EBITDA (1) (2)	$96,359	20.0%	$(14,772)	(5.1)%	$48,556	22.5%

Development Services
Revenue	$78,849	100.0%	$76,343	100.0%	$75,664	100.0%
Costs and expenses:
Operating, administrative and other	102,118	129.5	107,019	140.2	108,144	142.9
Depreciation and amortization	9,841	12.5	11,611	15.2	15,812	20.9
Gain on disposition of real estate	5,881	7.5	12,621	16.5	7,296	9.6

Operating loss	$(27,229)	(34.5)%	$(29,666)	(38.9)%	$(40,996)	(54.2)%

EBITDA (1) (3)	$51,684	65.5%	$76,113	99.7%	$48,656	64.3%

(1)	See Note 21 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.

(2)	Includes EBITDA related to discontinued operations of $0.5 million and $4.0 million for the years ended December 31, 2012 and 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $5.1 million, $10.1 million and $16.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Americas

Revenue increased by $429.9 million, or 11.7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage revenue. Foreign currency translation had a $23.8 million negative impact on total revenue during the year ended December 31, 2012.

Cost of services increased by $281.1 million, or 12.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had an $11.0 million positive impact on cost of services during the year ended December 31, 2012. Cost of services as a percentage of revenue were relatively consistent at 63.5% for the year ended December 31, 2012 versus 63.3% for the year ended December 31, 2011.

Operating, administrative and other expenses increased by $31.3 million, or 3.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance. Foreign currency translation had a $7.9 million positive impact on total operating expenses during the year ended December 31, 2012.

EMEA

Revenue decreased by $44.8 million, or 4.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Foreign currency translation had a $51.4 million negative impact on total revenue during the year ended December 31, 2012. Excluding the impact of foreign currency translation, revenue increased $6.6 million driven by higher outsourcing and sales revenue, partially offset by lower leasing activity market-wide. Revenue grew modestly in the Netherlands, Switzerland and the United Kingdom, but this was offset by reduced revenue in other countries in the region, most notably in France, which had a particularly strong prior year.

Cost of services decreased by $13.9 million, or 2.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Foreign currency translation had a $32.8 million positive impact on cost of services during the year ended December 31, 2012. This was partially offset by higher costs primarily associated with increased headcount attributable to in-fill acquisitions completed in mid to late 2011. Cost of services as a percentage of revenue increased to 60.5% for the year ended December 31, 2012 from 59.3% for the year ended December 31, 2011, primarily driven by our mix of revenue, with outsourcing revenue comprising a greater portion of the total than in the prior year period, as well as a decline in transaction revenue in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $7.4 million, or 2.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to higher cost containment expenses incurred in the current year and increased costs, including payroll-related and occupancy costs, partly stemming from in-fill acquisitions made in mid to late 2011. These costs were largely offset by foreign currency translation, which had a $17.0 million positive impact on total operating expenses during the year ended December 31, 2012.

Asia Pacific

Revenue increased by $28.5 million, or 3.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, reflecting improved overall performance in several countries, particularly Australia, India and Singapore. Investment sales in the region saw less activity than in the prior year period. However, this was more than offset by growth in outsourcing, appraisal and lease revenue. Foreign currency translation had an $18.7 million negative impact on total revenue during the year ended December 31, 2012.

Cost of services increased by $18.2 million, or 3.7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, driven by higher salaries and related costs associated with our property and facilities management contracts throughout the region and increases in headcount, particularly in Australia (partially due to an in-fill acquisition completed in May 2011) as well as investments in China. These increases were partially offset by foreign currency translation, which had a $14.4 million positive impact on cost of services during the year ended December 31, 2012 as well as lower commission expense attributable to the decrease in sales transaction revenue. Cost of services as a percentage of revenue was flat at 62.5% for both the years ended December 31, 2012 and 2011.

Operating, administrative and other expenses increased by $12.0 million, or 5.7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was partially due to higher legal fees incurred in 2012, increased costs stemming from an in-fill acquisition completed in Australia as well as investments in China. Foreign currency translation had a $1.3 million positive impact on total operating expenses during the year ended December 31, 2012.

Global Investment Management

Revenue increased by $192.5 million, or 66.4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, driven by contributions from the REIM Acquisitions acquired in the second half of 2011. Foreign currency translation had a $14.3 million negative impact on total revenue during the year ended December 31, 2012.

Operating, administrative and other expenses increased by $74.5 million, or 23.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisition and a $9.3 million impairment charge on a real estate asset incurred in the current year. Foreign currency translation had a $13.5 million positive impact on total operating expenses during the year ended December 31, 2012.

Total AUM as of December 31, 2012 amounted to $92.0 billion, down 2.2% from year-end 2011.

Development Services

Revenue increased by $2.5 million, or 3.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, attributable to an increase in incentive fees, largely offset by lower rental revenue as a result of property dispositions in the later quarters of 2011.

Operating, administrative and other expenses decreased by $4.9 million, or 4.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily driven by lower bonus expense partially due to higher gains on property sales in the prior year as well as lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion. These decreases were mostly offset by higher impairment charges related to real estate assets incurred in the current year.

As of December 31, 2012, development projects in process totaled $4.2 billion, down $0.7 billion from year-end 2011. The inventory of pipeline deals totaled $2.1 billion, up $0.9 billion from year-end 2011.

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

Cost of services increased by $310.6 million, or 15.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in 2011. Additionally, included in cost of services for the year ended December 31, 2011, were cost containment expenses of $8.1 million relating to severance costs incurred to calibrate our staffing levels to the market environment. Foreign currency translation had a $13.2 million negative impact on cost of services during the year ended December 31, 2011. Cost of services as a percentage of revenue increased to 63.3% for the year ended December 31, 2011 from 62.6% for the year ended December 31, 2010, primarily due to higher commission tranches achieved in 2011 as a result of the increased transaction revenue and the aforementioned cost containment expenses.

Operating, administrative and other expenses increased by $77.3 million, or 9.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount and improved operating performance. Also contributing to the increase in 2011 were increased legal accruals as well as higher marketing and travel costs in support of our growing revenue. Foreign currency translation had a $5.8 million negative impact on total operating expenses during the year ended December 31, 2011.

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

Cost of services increased by $93.0 million, or 17.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by higher salaries and related costs associated with our property and facilities management contracts. Also contributing to the increase was higher costs related to increased headcount resulting from select hiring in 2010 and early 2011. Additionally, included in cost of services for the year ended December 31, 2011, were cost containment expenses of $8.7 million relating to severance costs incurred in the fourth quarter of 2011 to calibrate our staffing levels to the market environment. Foreign currency translation had a $32.3 million negative impact on cost of services during the year ended December 31, 2011. Cost of services as a percentage of revenue increased to 59.3% for the year ended December 31, 2011 from 58.2% for the year ended December 31, 2010, primarily driven by the aforementioned cost containment expenses incurred and a slight shift in our business mix more towards outsourcing services in 2011.

Operating, administrative and other expenses increased by $48.7 million, or 16.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, driven by higher payroll-related costs largely resulting from additions to headcount and higher marketing and travel costs in support of our growing revenue in 2011. Foreign currency translation had a $16.3 million negative impact on total operating expenses during the year ended December 31, 2011.

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

Operating, administrative and other expenses increased by $14.6 million, or 7.4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily due to foreign currency translation, which had an $18.0 million negative impact on total operating expenses during the year ended December 31, 2011. This increase was partially offset by lower legal fees incurred in 2011.

Global Investment Management

Revenue increased by $74.4 million, or 34.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This was largely driven by increased revenue of $84.6 million as a result of the REIM Acquisitions and higher incentive fees in 2011. These increases were partially offset by lower carried interest revenue of $18.3 million. Foreign currency translation had a $3.7 million positive impact on total revenue during the year ended December 31, 2011.

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

Total AUM as of December 31, 2011 amounted to $94.1 billion, up 150.3% from year-end 2010.

Development Services

Revenue was relatively consistent at $76.3 million for the year ended December 31, 2011 versus $75.7 million for the year ended December 31, 2010, with higher project management and incentive fees mostly offset by lower rental revenue as a result of property dispositions.

Operating, administrative and other expenses decreased by $1.1 million, or 1.0%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Higher bonuses largely stemming from property sales in 2011 were more than offset by lower impairment charges related to real estate assets and notes receivable incurred in 2011 as well as lower property operating expenses as a result of the property dispositions noted above.

As of December 31, 2011, development projects in process totaled $4.9 billion and the inventory of pipeline deals totaled $1.2 billion, both unchanged from year-end 2010.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2013 include up to approximately $160 million of anticipated net capital expenditures. As of

December 31, 2012, we had aggregate commitments of $31.7 million to fund future co-investments in our Global Investment Management business, $27.9 million of which is expected to be funded in 2013. Additionally, as of December 31, 2012, we had committed to fund $14.3 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. In recent years, the global credit markets have experienced unprecedented tightening, which could affect both the availability and cost of our funding sources in the future.

In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING. The acquisitions included substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business, as well as certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we acquired CRES for $332.8 million and CRES co-investments from ING for an aggregate amount of $58.6 million, using borrowings from our tranche D term loan facility under our credit agreement to finance these transactions. On October 3, 2011, we acquired ING REIM’s operations in Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million, using borrowings from our tranche C term loan facility under our credit agreement to finance these transactions. On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for $441.5 million and one co-investment from ING for $7.4 million, using borrowings from our tranche C term loan facility under our credit agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions. During the year ended December 31, 2012, we also funded nine additional co-investments for an aggregate amount of $34.5 million related to ING REIM Europe.

During 2003 and 2006, we required substantial amounts of equity and debt financing to fund our acquisitions of Insignia and Trammell Crow Company. We also conducted two debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, and the second, in 2010, was to take advantage of low interest rates and term availability. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at lower interest rates, longer maturities or better terms.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension plan, a defined contribution plan in the United Kingdom. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report was $63.5 million and $60.9 million at December 31, 2012 and 2011, respectively. We expect to contribute a total of $5.5 million to fund our pension plans for the year ending December 31, 2013.

The third long-term liquidity need is the payment of obligations related to acquisitions. As of December 31, 2012 and 2011, we had $14.7 million and $12.1 million, respectively, of deferred purchase consideration outstanding included in accounts payable and other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $291.1 million for the year ended December 31, 2012, a decrease of $70.1 million as compared to the year ended December 31, 2011. The decrease in cash provided by operating activities in the current year was primarily due to higher bonuses, commissions and income taxes paid and activities associated with securities acquired in our acquisition of CRES. In addition, increases in receivables and real estate held for sale and under development in the current year as well as higher tenant concessions received in the prior year also contributed to the variance. These items were partially offset by improved operating performance and an increase in accounts payable in the current year.

Net cash provided by operating activities totaled $361.2 million for the year ended December 31, 2011, a decrease of $255.4 million as compared to the year ended December 31, 2010. The decrease in cash provided by operating activities in 2011 was primarily due to higher bonuses, commissions and income taxes paid in 2011. These items were partially offset by an increase in bonus accruals in 2011, activity associated with securities acquired in our acquisition of CRES, a greater decrease in real estate held for sale and under development in 2011 and a greater increase in receivables in 2010.

Investing Activities

Net cash used in investing activities totaled $197.7 million for the year ended December 31, 2012, a decrease of $282.6 million as compared to the year ended December 31, 2011. The decrease in cash used in investing activities in the current year was primarily driven by a greater amount of cash paid for the REIM Acquisitions in the prior year. This was partially offset by higher net proceeds received from the disposition of real estate held for investment in the prior year, a decrease in cash as a result of the deconsolidation of CBRE Clarion U.S., L.P. in the current year and higher distributions from investments in unconsolidated subsidiaries in the prior year.

Net cash used in investing activities totaled $480.3 million for the year ended December 31, 2011, an increase of $417.8 million as compared to the year ended December 31, 2010. The increase was primarily driven by cash paid for the REIM Acquisitions and higher capital expenditures in 2011. These increases were partially offset by net proceeds received from the disposition of real estate held for investment and higher distributions received from investments in unconsolidated subsidiaries in 2011.

Financing Activities

Net cash used in financing activities totaled $100.7 million for the year ended December 31, 2012 versus net cash provided by financing activities of $711.3 million for the year ended December 31, 2011. The increase in cash used in financing activities was primarily due to $800.0 million of tranche C and D term loan facilities drawn in the prior year to finance the REIM Acquisitions and proceeds from the British pound sterling A-1 term loan facility received in the prior year. This was partially offset by higher net repayments of notes payable on real estate in the prior year, greater distributions to non-controlling interests in the prior year as well as more financing costs paid in the prior year.

Net cash provided by financing activities totaled $711.3 million for the year ended December 31, 2011 as compared to net cash used in financing activities of $784.2 million for the year ended December 31, 2010. The increase in cash provided by financing activities was primarily due to net proceeds from senior secured loans in 2011 to finance the REIM Acquisitions and the new British pound sterling A-1 term loan facility entered into in 2011 versus significant net repayments of our senior secured term loans in 2010. These items were partially offset by higher net repayments of notes payable on real estate within our Development Services segment and greater distributions to non-controlling interests in 2011.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$3,526,966	$1,172,517	$382,128	$874,321	$1,098,000
Operating leases (2)	1,083,125	176,764	293,876	229,551	382,934
Pension liability (3) (4)	63,528	63,528	—	—	—
Notes payable on real estate (recourse) (5)	13,918	11,311	2,607	—	—
Notes payable on real estate (non recourse) (5)	312,094	125,443	170,169	3,454	13,028
Deferred purchase consideration (6)	14,739	6,382	8,357	—	—

Total Contractual Obligations	$5,014,370	$1,555,945	$857,137	$1,107,326	$1,493,962

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$18,823	$18,823	$—	$—	$—
Guarantees (2) (7)	27,182	27,182	—	—	—
Co-investments (2) (8)	46,003	42,166	3,570	—	267
Non-current tax liabilities (9)	—	—	—	—	—
Other (10)	48,418	48,418	—	—	—

Total Other Commitments	$140,426	$136,589	$3,570	$—	$267

(1)	See Note 13 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (dollars in thousands): 2013—$129,785; 2014 to 2015—$248,529; 2016 to 2017—$188,847 and thereafter—$105,220. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2012.
(2)	See Note 14 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	See Note 15 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.

(5)	See Note 12 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 2.46% to 8.75% at December 31, 2012. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.
(6)	Represents deferred obligations related to previous in-fill acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2012 set forth in Item 8 of this Annual Report.
(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Includes $31.7 million related to our Global Investment Management segment, $27.9 million of which is expected to be funded in 2013 and $14.3 million related to our Development Services segment (callable at any time).
(9)	As of December 31, 2012, our current and non-current tax liabilities, including interest and penalties, totaled $94.3 million. We are unable to reasonably estimate the timing of the effective settlement of tax positions.
(10)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets at December 31, 2012 set forth in Item 8 of this Annual Report. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

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

The revolving credit facility allows for borrowings outside of the United States, with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2012 and 2011, we had $73.0 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.2% and 4.3%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2012, letters of credit totaling $16.9 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of December 31, 2012 and 2011, we had $271.2 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $275.2 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $293.3 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $394.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $394.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, the fair values of these interest rate swap agreements were reflected as a $48.0 million liability and a $39.9 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 8 of this Annual Report.

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

On October 8, 2010, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 8 of this Annual Report was $350.0 million at both December 31, 2012 and 2011.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may have been redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 8 of this Annual Report, net of unamortized discount, was $440.5 million and $439.0 million at December 31, 2012 and 2011, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 10.45x for the year ended December 31, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.38x as of December 31, 2012. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 6.625% senior notes and 11.625% senior subordinated notes.

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

We had short-term borrowings of $1.1 billion and $758.2 million with related average interest rates of 2.4% and 2.9% as of December 31, 2012 and 2011, respectively, which are included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2013. As of December 31, 2012 and 2011, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2014. As of December 31, 2012 and 2011, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2013. As of December 31, 2012 and 2011, there were no amounts outstanding under this facility.

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

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing Capital Company, LLC, or Kemps Landing, providing CBRE Capital Markets with the ability to fund Freddie Mac Multifamily loans. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac’s purchase commitment agreement with Kemps Landing effective June 30, 2012. Effective March 2, 2012, the maximum outstanding balance allowed under this arrangement was decreased from $500.0 million to $475.0 million. Effective June 13, 2012, the maximum outstanding balance allowed under this arrangement was decreased further to $375.0 million. The outstanding borrowings bore interest at LIBOR plus 2.75% with a LIBOR floor of 0.25%. On September 14, 2012, the agreement with Kemps Landing was terminated.

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

During the year ended December 31, 2012, we had a maximum of $1.0 billion of warehouse lines of credit principal outstanding. As of December 31, 2012 and 2011, we had $1.0 billion and $713.4 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 8 of this Annual Report. Additionally, we had $1.0 billion and $720.1 million of mortgage loans held for sale (warehouse receivables), as of December 31, 2012 and 2011, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. The underfunded status of our defined benefit pension plans included in pension liability in the consolidated balance sheets set forth in Item 8 of this Annual Report was $63.5 million and $60.9 million at December 31, 2012 and 2011, respectively. We expect to contribute a total of $5.5 million to fund our pension plans for the year ending December 31, 2013.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $18.8 million as of December 31, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2013.

We had guarantees totaling $27.2 million as of December 31, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $27.2 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $63.5 million as of December 31, 2012), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through August 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $5.8 billion at December 31, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $492.6 million at December 31, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2012 and 2011, CBRE MCI had $9.1 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $10.6 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $553.2 million (including $446.5 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to

5.0% of the equity in a particular fund. As of December 31, 2012, we had aggregate commitments of $31.7 million to fund future co-investments, $27.9 million of which is expected to be funded in 2013. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2012, we had committed to fund $14.3 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update, or ASU, 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB ASC Subtopic 360-20, “Property, Plant, and Equipment—Real Estate Sales,” to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables in general are not in the scope of ASU 2011-11. Both ASU 2011-11 and ASU 2013-01 are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of these updates will have a material impact on the disclosure requirements for our consolidated financial statements.

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

Exchange Rates

During the year ended December 31, 2012, approximately 40% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2012, foreign currency translation had a $108.2 million negative impact on our total revenue and a $97.9 million positive impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statement of operations set forth in Item 8 of this Annual Report were charges of $4.4 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively, resulting from net losses on foreign currency exchange option agreements. As of December 31, 2012 and 2011, we did not have any foreign currency exchange contracts outstanding.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2012 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	LIBOR + 2.25% (1)	LIBOR + 3.25% (1)	LIBOR + 3.50% (1)	(2)	(3)	Total
2013	$2,495	$59,677	$7,000	$4,000	$1,026,381	$72,964	$1,172,517
2014	2,686	65,372	7,000	4,000	—	—	79,058
2015	2,741	289,329	7,000	4,000	—	—	303,070
2016	1,430	132,118	288,250	4,000	—	—	425,798
2017	440,523	—	4,000	4,000	—	—	448,523
Thereafter	350,000	—	374,000	374,000	—	—	1,098,000

Total	$799,875	$546,496	$687,250	$394,000	$1,026,381	$72,964	$3,526,966

Weighted Average Interest Rate	9.4%	2.6%	3.5%	3.7%	2.3%	3.2%	4.4%

(1)	Consists of amounts due under our senior secured term loan facilities.
(2)	Consists of amounts due under our warehouse lines of credit as follows (dollars in thousands): $452,656 at daily one-month LIBOR + 2.25%; $295,593 at daily one-month LIBOR + 2.00%; $161,342 at daily one-month LIBOR + 1.90%; $78,072 at daily Chase-London LIBOR + 2.50% and $38,718 at daily LIBOR + 1.35% with a LIBOR floor of 0.35%.

(3)	Consists of amounts due under our revolving credit facility as follows (dollars in thousands): $48,725 at LIBOR + 1.85%; $17,775 at Australia Bill Rate + 1.85% and $6,464 at New Zealand Bill Rate + 1.85%.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2012, the net impact of the additional interest cost would be a decrease of $7.9 million on pre-tax income and a decrease of $7.9 million on cash provided by operating activities for the year ended December 31, 2012.

Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at December 31, 2012. Based on dealers’ quotes, the estimated fair values of our 6.625% senior notes and 11.625% senior subordinated notes were $385.0 million and $488.8 million, respectively, at December 31, 2012.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no hedge ineffectiveness for the years ended December 31, 2012 and 2011. As of December 31, 2012, the fair values of these interest rate swap agreements were reflected as a $48.0 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 8 of this Annual Report.

We also have $326.0 million of notes payable on real estate as of December 31, 2012. These notes have interest rates ranging from 2.46% to 8.75% with maturity dates extending through 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $1.7 million for the year ended December 31, 2012. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CBRE Group, Inc.:

We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBRE Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CBRE Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California

March 1, 2013

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,089,297	$1,093,182
Restricted cash	73,676	67,138
Receivables, less allowance for doubtful accounts of $35,492 and $33,915 at December 31, 2012 and 2011, respectively	1,262,823	1,135,371
Warehouse receivables	1,048,340	720,061
Trading securities	101,331	151,484
Income taxes receivable	17,847	—
Prepaid expenses	101,617	111,879
Deferred tax assets, net	205,746	168,939
Real estate under development	—	30,617
Real estate and other assets held for sale	130,499	26,201
Available for sale securities	679	2,790
Other current assets	52,695	42,385

Total Current Assets	4,084,550	3,550,047
Property and equipment, net	379,176	295,488
Goodwill	1,889,602	1,828,407
Other intangible assets, net of accumulated amortization of $273,631 and $194,982 at December 31, 2012 and 2011, respectively	786,793	794,325
Investments in unconsolidated subsidiaries	206,798	166,832
Real estate under development	27,316	3,952
Real estate held for investment	235,045	403,698
Available for sale securities	57,121	34,605
Other assets, net	143,141	141,789

Total Assets	$7,809,542	$7,219,143

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$582,294	$574,136
Compensation and employee benefits payable	440,191	398,688
Accrued bonus and profit sharing	540,144	544,628
Securities sold, not yet purchased	54,103	98,810
Income taxes payable	—	28,368
Short-term borrowings:
Warehouse lines of credit	1,026,381	713,362
Revolving credit facility	72,964	44,825
Other	16	16

Total short-term borrowings	1,099,361	758,203
Current maturities of long-term debt	73,156	67,838
Notes payable on real estate	35,212	146,120
Liabilities related to real estate and other assets held for sale	104,627	21,482
Other current liabilities	43,205	42,375

Total Current Liabilities	2,972,293	2,680,648
Long-Term Debt:
Senior secured term loans	1,557,069	1,615,773
11.625% senior subordinated notes, net of unamortized discount of $9,477 and $10,984 at December 31, 2012 and 2011, respectively	440,523	439,016
6.625% senior notes	350,000	350,000
Other long-term debt	6,857	59

Total Long-Term Debt	2,354,449	2,404,848
Notes payable on real estate	189,258	206,339
Deferred tax liabilities, net	191,962	148,969
Non-current tax liabilities	81,875	79,927
Pension liability	63,528	60,860
Other liabilities	274,365	220,389

Total Liabilities	6,127,730	5,801,980
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 330,082,187 and 327,972,156 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,301	3,280
Additional paid-in capital	960,900	882,141
Accumulated earnings	740,054	424,499
Accumulated other comprehensive loss	(165,044)	(158,439)

Total CBRE Group, Inc. Stockholders’ Equity	1,539,211	1,151,481
Non-controlling interests	142,601	265,682

Total Equity	1,681,812	1,417,163

Total Liabilities and Equity	$7,809,542	$7,219,143

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2012	2011	2010

Revenue	$6,514,099	$5,905,411	$5,115,316

Costs and expenses:
Cost of services	3,742,514	3,457,130	2,960,170
Operating, administrative and other	2,002,914	1,882,666	1,607,682
Depreciation and amortization	169,645	115,719	108,381
Non-amortizable intangible asset impairment	19,826	—	—

Total costs and expenses	5,934,899	5,455,515	4,676,233
Gain on disposition of real estate	5,881	12,966	7,296

Operating income	585,081	462,862	446,379
Equity income from unconsolidated subsidiaries	60,729	104,776	26,561
Other income	11,093	2,706	—
Interest income	7,643	9,443	8,416
Interest expense	175,068	150,249	191,151
Write-off of financing costs	—	—	18,148

Income from continuing operations before provision for income taxes	489,478	429,538	272,057
Provision for income taxes	185,322	189,103	130,368

Income from continuing operations	304,156	240,435	141,689
Income from discontinued operations, net of income taxes	631	49,890	14,320

Net income	304,787	290,325	156,009
Less: Net (loss) income attributable to non-controlling interests	(10,768)	51,163	(44,336)

Net income attributable to CBRE Group, Inc.	$315,555	$239,162	$200,345

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.97	$0.73	$0.61
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.02	0.03

Net income attributable to CBRE Group, Inc.	$0.98	$0.75	$0.64

Weighted average shares outstanding for basic income per share	322,315,576	318,454,191	313,873,439

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.96	$0.72	$0.60
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.02	0.03

Net income attributable to CBRE Group, Inc.	$0.97	$0.74	$0.63

Weighted average shares outstanding for diluted income per share	327,044,145	323,723,755	319,016,887

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$313,853	$233,517	$191,466
Income from discontinued operations, net of tax	1,702	5,645	8,879

Net income	$315,555	$239,162	$200,345

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$304,787	$290,325	$156,009
Other comprehensive (loss) income:
Foreign currency translation loss	(997)	(24,165)	(229)
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of $3,316, $16,278 and $25 income tax benefit for the years ended December 31, 2012, 2011 and 2010, respectively	(4,924)	(23,623)	706
Unrealized holding gains on available for sale securities, net of $43 and $42 income tax and $128 income tax benefit for the years ended December 31, 2012, 2011 and 2010, respectively	475	77	637
Pension liability adjustments, net of $1,131 and $6,639 income tax benefit and $6,800 income tax for the years ended December 31, 2012, 2011 and 2010, respectively	(947)	(19,088)	17,953
Other, net	(598)	2,022	1,602

Total other comprehensive (loss) income	(6,991)	(64,777)	20,669

Comprehensive income	297,796	225,548	176,678
Less: Comprehensive (loss) income attributable to non-controlling interests	(11,154)	50,223	(44,142)

Comprehensive income attributable to CBRE Group, Inc.	$308,950	$175,325	$220,820

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,787	$290,325	$156,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,905	116,930	108,962
Amortization and write-off of financing costs	9,518	7,453	29,013
Non-amortizable intangible asset impairment	19,826	—	—
Write-down of impaired real estate and other assets	32,322	4,337	27,147
Gain on sale of loans, servicing rights and other assets	(112,613)	(74,449)	(65,855)
Net realized and unrealized gains from investments	(11,093)	(2,706)	—
Gain on disposition of real estate held for investment	(683)	(41,805)	(21,248)
Equity income from unconsolidated subsidiaries	(60,729)	(104,776)	(26,561)
Provision for doubtful accounts	6,509	9,754	4,661
Compensation expense related to stock options and non-vested stock awards	51,712	44,327	46,801
Incremental tax benefit from stock options exercised	(2,930)	(14,936)	(5,380)
Distribution of earnings from unconsolidated subsidiaries	20,199	20,794	33,874
Tenant concessions received	23,260	45,751	4,608
Purchase of trading securities	(203,126)	(144,919)	—
Proceeds from sale of trading securities	190,220	219,739	—
Proceeds from securities sold, not yet purchased	151,145	197,595	—
Securities purchased to cover short sales	(151,282)	(189,456)	—
Increase in receivables	(142,786)	(123,669)	(180,129)
Increase in prepaid expenses and other assets	(22,097)	(13,238)	(5,520)
(Increase) decrease in real estate held for sale and under development	(759)	84,731	26,457
Increase (decrease) in accounts payable and accrued expenses	43,475	(62,850)	45,145
(Decrease) increase in compensation and employee benefits payable and accrued bonus and profit sharing	(1,155)	81,380	277,529
(Increase) decrease in income taxes receivable/payable	(27,729)	(4,891)	142,090
Increase in other liabilities	7,715	15,940	17,239
Other operating activities, net	(3,530)	(142)	1,745

Net cash provided by operating activities	291,081	361,219	616,587
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150,232)	(147,980)	(68,464)
Acquisition of Clarion Real Estate Securities and substantially all of the ING Group N.V. operations in Europe and Asia (collectively the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	(7,680)	(580,895)	—
Acquisition of businesses (other than the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	(44,898)	(49,790)	(70,390)
Contributions to unconsolidated subsidiaries	(65,440)	(51,463)	(37,510)
Distributions from unconsolidated subsidiaries	62,977	109,547	22,843
Net proceeds from disposition of real estate held for investment	60,805	231,678	76,504
Additions to real estate held for investment	(6,181)	(15,473)	(16,551)
Proceeds from the sale of servicing rights and other assets	40,206	27,035	28,944
(Increase) decrease in restricted cash	(16,205)	(1,696)	4,047
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	(73,187)	—	—
Other investing activities, net	2,164	(1,218)	(1,926)

Net cash used in investing activities	(197,671)	(480,255)	(62,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	1,100,739	650,000
Repayment of senior secured term loans	(68,146)	(47,503)	(1,693,110)
Proceeds from revolving credit facility	41,270	1,032,624	106,759
Repayment of revolving credit facility	(15,230)	(1,005,132)	(110,657)
Proceeds from 6.625% senior notes	—	—	350,000
Proceeds from notes payable on real estate held for investment	4,652	10,300	20,631
Repayment of notes payable on real estate held for investment	(54,036)	(186,636)	(81,906)
Proceeds from notes payable on real estate held for sale and under development	22,276	8,454	3,671
Repayment of notes payable on real estate held for sale and under development	(21,345)	(79,271)	(14,341)
Repayment of short-term borrowings and other loans, net	—	—	(6,048)
Proceeds from exercise of stock options	20,324	7,136	2,401
Incremental tax benefit from stock options exercised	2,930	14,936	5,380
Non-controlling interests contributions	16,075	10,231	29,172
Non-controlling interests distributions	(48,162)	(129,686)	(11,406)
Payment of financing costs	(359)	(24,738)	(34,430)
Other financing activities, net	(938)	(129)	(338)

Net cash (used in) provided by financing activities	(100,689)	711,325	(784,222)
Effect of currency exchange rate changes on cash and cash equivalents	3,394	(5,681)	(4,845)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,885)	586,608	(234,983)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,093,182	506,574	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,089,297	$1,093,182	$506,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$161,945	$138,035	$169,410

Income tax payments (refunds), net	$217,956	$189,917	$(11,499)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

	CBRE Group, Inc. Shareholders						Non- Controlling Interests	Total
	Shares	Class A common stock	Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive loss
					Minimum pension liability	Foreign currency translation and other
Balance at December 31, 2009	321,767,407	$3,218	$755,989	$(15,008)	$(67,587)	$(47,490)	$155,173	$784,295
Net income (loss)	—	—	—	200,345	—	—	(44,336)	156,009
Adoption of Accounting Standards Update 2009-17 (see Note 4)	—	—	—	—	—	—	29,534	29,534
Pension liability adjustments, net of tax	—	—	—	—	17,953	—	—	17,953
Stock options exercised (including tax benefit)	898,650	9	7,772	—	—	—	—	7,781
Non-cash issuance of common stock	10,684	—	173	—	—	—	—	173
Non-vested stock grants	1,196,720	12	—	—	—	—	—	12
Compensation expense for stock options and non-vested stock awards	—	—	46,801	—	—	—	—	46,801
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	706	—	706
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	637	—	637
Foreign currency translation (loss) gain	—	—	—	—	—	(423)	194	(229)
Cancellation of non-vested stock awards	(270,825)	(3)	—	—	—	—	—	(3)
Contributions from non-controlling interests	—	—	—	—	—	—	29,172	29,172
Distributions to non-controlling interests	—	—	—	—	—	—	(11,406)	(11,406)
Other	(7,717)	—	3,509	—	—	1,602	(751)	4,360

Balance at December 31, 2010	323,594,919	$3,236	$814,244	$185,337	$(49,634)	$(44,968)	$157,580	$1,065,795
Net income	—	—	—	239,162	—	—	51,163	290,325
Pension liability adjustments, net of tax	—	—	—	—	(19,088)	—	—	(19,088)
Stock options exercised (including tax benefit)	1,822,373	18	22,055	—	—	—	—	22,073
Non-cash issuance of common stock	7,670	—	179	—	—	—	—	179
Non-vested stock grants	2,803,221	28	—	—	—	—	—	28
Compensation expense for stock options and non-vested stock awards	—	—	44,327	—	—	—	—	44,327
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(23,623)	—	(23,623)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	77	—	77
Foreign currency translation loss	—	—	—	—	—	(23,225)	(940)	(24,165)
Cancellation of non-vested stock awards	(256,027)	(2)	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	10,231	10,231
Distributions to non-controlling interests	—	—	—	—	—	—	(129,686)	(129,686)
Acquisition of non-controlling interests	—	—	—	—	—	—	182,898	182,898
Other	—	—	1,336	—	—	2,022	(5,564)	(2,206)

Balance at December 31, 2011	327,972,156	$3,280	$882,141	$424,499	$(68,722)	$(89,717)	$265,682	$1,417,163
Net income (loss)	—	—	—	315,555	—	—	(10,768)	304,787
Pension liability adjustments, net of tax	—	—	—	—	(947)	—	—	(947)
Stock options exercised (including tax benefit)	1,930,092	19	23,235	—	—	—	—	23,254
Non-cash issuance of common stock	441,097	4	173	—	—	—	—	177
Compensation expense for stock options and non-vested stock awards	—	—	51,712	—	—	—	—	51,712
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(4,924)	—	(4,924)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	475	—	475
Foreign currency translation loss	—	—	—	—	—	(611)	(386)	(997)
Cancellation of non-vested stock awards	(261,158)	(2)	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	16,075	16,075
Distributions to non-controlling interests	—	—	—	—	—	—	(48,162)	(48,162)
Deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	—	—	—	—	—	(91,580)	(91,580)
Other	—	—	3,639	—	—	(598)	11,740	14,781

Balance at December 31, 2012	330,082,187	$3,301	$960,900	$740,054	$(69,669)	$(95,375)	$142,601	$1,681,812

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2012 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2012, excluding independent affiliates, we operated in more than 300 offices worldwide, with approximately 37,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. Our contractual, fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing and investment management, represented approximately 41% of our 2012 revenue.

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

Variable Interest Entities

As required by the “Consolidations” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 810), we consolidate all VIEs in which we are the entity’s primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. The entity which satisfies these criteria is deemed to be the primary beneficiary of the VIE.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also have several co-investments in real estate investment funds which qualify for a deferral of the qualitative approach for analyzing potential VIEs. We continue to analyze these investments under the former quantitative method incorporating various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. This determination of whether we are the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

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

Estimates, Risks and Uncertainties

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.), which require management to make estimates and assumptions

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenue and expenses we report. Such estimates include the value of goodwill, intangibles and other long-lived assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment, and are evaluated on an ongoing basis and adjusted, as needed, using historical experience and other factors, including consideration of the macroeconomic environment. The after-effects of the recent global financial crisis, including highly volatile credit, equity and foreign currency markets and a slow and uneven global economic recovery, have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be forecast with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The fair value of our goodwill and non-amortizable intangible assets is impacted by economic and capital market conditions as well as our stock price. Property sales and leasing activity is affected by economic and employment growth, capital markets liquidity, credit availability and pricing, business and investor confidence, and inflation levels. Adverse trends involving any or all of these factors could reduce transaction-based revenue as well as property values and sales volume. Such adverse economic conditions could cause declines in the estimated future discounted cash flows expected for our reporting units. A major or sustained decline in our future cash flows and/or the current economic conditions could result in additional impairment charges.

The recoverability of our investments in unconsolidated subsidiaries has been impacted by the continuing effects of the global financial crisis. This was initially evident in sharply reduced property sales activity and decreasing property values throughout 2009. As liquidity subsequently improved, transaction activity has revived for the past three years from the low levels of 2008 and 2009, but has remained well below the volume experienced in 2006 and 2007. Property values also have rebounded, but price appreciation has been most significant in top-tier assets and in the largest, most liquid markets. The assumptions utilized in our recoverability analysis reflect our belief that the recovery from the severe downturn will continue to be slow and gradual, and that challenging market conditions could result in further write-downs, especially if heightened capital markets turmoil returns.

The recoverability of the carrying value of our investments in real estate is impacted by general conditions in the U.S. economy and commercial real estate market. Market fundamentals in the primary property types that we develop or own weakened significantly in late 2008 and throughout 2009. Falling employment levels negatively impacted office markets as companies reduced their occupancy requirements and placed space on the market for sublease. Weak industrial production adversely affected warehouse and distribution markets. The retail sector was negatively affected by declining consumer spending, and the resulting impact on retail sales. These trends have improved, to varying degrees, over the past three years. Property sales have increased steadily as investor confidence and liquidity returned to the commercial real estate market. However, if conditions in the broader economy, capital markets, local, regional or global commercial real estate markets decline sharply once again, we may be required to record additional impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. Included in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 is cash and cash equivalents of $94.6 million and $208.1 million, respectively, from consolidated funds and other entities, which is not available for general corporate use. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see Note 19).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 is restricted cash of $73.7 million and $67.1 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business, including escrow accounts held in our Development Services segment.

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

We place substantially all of our interest-bearing investments with major financial institutions and triple-A rated money market funds and limit the amount of credit exposure with any one financial institution.

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset. During the year ended December 31, 2012, we recorded an impairment loss related to property and equipment of $5.8 million (see Note 5 for additional information). We did not recognize an impairment loss related to property and equipment in 2011 or 2010.

Certain costs related to the development or purchase of internal-use software are capitalized. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are generally capitalized and amortized over a three-year period (except for enterprise software development platforms, which range from five to ten years) when placed into production.

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc. (CBRE) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition), our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition) and our acquisition of substantially all of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the REIM Acquisitions). Other intangible assets that have indefinite estimated useful lives and are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, as well as a trade name separately identified as a result of the REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, management contracts and loan servicing rights, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Deferred Financing Costs

Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $42.2 million and $51.5 million as of December 31, 2012 and 2011, respectively.

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

CBRE GROUP, INC.

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

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management team has participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period. In addition, our Global Investment Management segment also earns success-based transaction fees with regard to buying or selling properties on behalf of certain funds and separate accounts. Such revenue is recognized at the completion of a successful transaction and is not subject to any claw back provision.

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

Development services and project management services generate fees from development and construction management projects. Most development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. Generally development fees are recognized based on the lower of the amount billed or the amount determined on a straight-line basis over the development period. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. We may earn incentive development fees by reaching specified time table, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained and fees are deemed collectible.

We record deferred income to the extent that cash payments have been received in accordance with the terms of underlying agreements, but such amounts have not yet met the criteria for revenue recognition in accordance with generally accepted accounting principles. We recognize such revenues when the appropriate criteria are met.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss, if any, is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $43.7 million, $42.5 million and $37.5 million were included in operating, administrative and other expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the U.S. are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction losses included in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 were $3.6 million, $0.4 million and $4.0 million, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized losses on interest rate swaps and interest rate caps, unrealized holding gains on available for sale securities and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 16).

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with the “Investments— Debt and Equity Securities” Topic of the FASB ASC (Topic 320). We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. Marketable securities we acquire with the intent to generate a profit from short-term movements in market prices

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are classified as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

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

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets wholly-owned subsidiary Multifamily Capital is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2012 and 2011, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying loans.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our recording of mortgage servicing rights at their fair value resulted in net gains, which have been reflected in the accompanying consolidated statements of operations. The amount of mortgage servicing rights recognized during the years ended December 31, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance, mortgage servicing rights	$95,343	$65,319
Mortgage servicing rights recognized	83,721	56,775
Mortgage servicing rights sold	(10,297)	(10,421)
Amortization expense	(23,812)	(16,330)

Ending balance, mortgage servicing rights	$144,955	$95,343

Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rate and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2012, 2011 and 2010 in measuring fair value were as follows:

	Year Ended December 31,
	2012	2011	2010
Discount rate	15.00%	15.00%	15.00%
Conditional prepayment rate	7.00%	7.00%	7.00%
Inflation	2.50%	2.50%	2.50%
Delinquencies	—	—	—

The estimated fair value of our mortgage servicing rights was $165.4 million and $111.1 million as of December 31, 2012 and 2011, respectively. We did not incur any impairment charges related to our servicing rights during the years ended December 31, 2012, 2011 or 2010.

Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $40.0 million, $28.2 million and $21.7 million for the years ended December 31, 2012, 2011 and 2010, respectively and late fees/ancillary income earned from loans serviced for others of $0.8 million, $1.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

salaries paid and accordingly charge them to compensation as incurred. The broker is also entitled to earn a commission on completed revenue transactions. This amount is calculated as the commission that would have been payable under our full commission program, less any amounts previously paid to the broker in the form of a draw.

Stock-Based Compensation

We account for all employee awards under the fair value recognition provisions of the “Compensation— Stock Compensation” Topic of the FASB ASC (Topic 718). Topic 718 requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. See Note 15 for additional information on our stock-based compensation plans.

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

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2012 and 2011, our reserves for claims under these insurance programs were $48.4 million and $51.8 million, respectively, which were included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Of these amounts, $11.9 million and $16.1 million, respectively, represented our estimated current liabilities as of December 31, 2012 and 2011.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

As of December 31, 2012, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $68.4 million, as compared to the carrying value of $61.7 million, which was included in non-controlling interests in the accompanying consolidated balance sheets. As of December 31, 2011, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries approximated the carrying value of $79.3 million, which was included in non-controlling interests in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB Accounting Standards Codification (ASC) Subtopic 360-20, “Property, Plant, and Equipment—Real Estate Sales,” to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables in general are not in the scope of ASU 2011-11. Both ASU 2011-11 and ASU 2013-01 are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of these updates will have a material impact on the disclosure requirements for our consolidated financial statements.

3. REIM Acquisitions

In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING. The acquisitions included substantially all of ING’s REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business (collectively referred to as ING REIM) along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia. Upon completion of the acquisitions (collectively referred to as the REIM Acquisitions), ING REIM became part of our Global Investment Management segment (which conducts business through our indirect wholly-owned subsidiary, CBRE Global Investors, an independently operated business segment). We completed the REIM Acquisitions in order to significantly enhance our ability to meet the needs of institutional investors across global markets with a full spectrum of investment programs and strategies.

We secured borrowings of $800.0 million of term loans to finance the REIM Acquisitions (see Note 13). Of this amount, $400.0 million was drawn on June 30, 2011 to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, we drew down the remaining $400.0 million, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the remainder, along with cash on hand and borrowings under our revolving credit facility, was used to finance the ING REIM Europe portion of the REIM Acquisitions, which closed on October 31, 2011.

The following represents a summary of the purchase price for the REIM Acquisitions (dollars in thousands):

Purchase of CRES on July 1, 2011	$332,845
Purchase of CRES co-investments on July 1, 2011	58,566
Purchase of ING REIM Asia on October 3, 2011	45,315
Purchase of ING REIM Europe on October 31, 2011	441,515

Total purchase price	$878,241

In connection with our acquisition of CRES, we acquired CRES co-investments from ING in three funds (CRES Funds) for an aggregate purchase price of $58.6 million, which has been included above. We determined that the CRES Funds were not VIEs and accordingly determined the method of accounting based upon voting control. The limited partners/members of the CRES Funds lack substantive rights that would overcome our presumption of control. Accordingly, we began consolidating the CRES Funds as of the acquisition date of July 1, 2011. In connection with the REIM Acquisitions, we also acquired three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million on October 3, 2011 and several ING REIM Europe co-investments, including one for $7.4 million on October 31, 2011, and nine additional co-investments for an aggregate amount of $34.5 million during the year ended December 31, 2012.

In January 2012, one of the CRES Funds (CBRE Clarion U.S., L.P.) was converted to a registered mutual fund, the CBRE Clarion Long/Short Fund (the Fund). As a result of this triggering event, we determined that the Fund became a VIE and that we were not the primary beneficiary. Accordingly, in the first quarter of 2012, the Fund was deconsolidated from our consolidated financial statements and we recorded an investment in available for sale securities of $14.3 million. No gain or loss was recognized in our consolidated statement of operations as a result of this deconsolidation. We continue to act as the Fund’s adviser, make investment decisions for the Fund and review, supervise and administer the Fund’s investment program.

The purchase accounting for the REIM Acquisitions has been finalized. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the REIM Acquisitions consists largely of the synergies and economies of scale expected from combining the operations acquired from ING with ours. Only $8.3 million of the goodwill recorded in connection with the REIM Acquisitions is deductible for tax purposes. There were no significant adjustments to the purchase price allocation recorded during the year ended December 31, 2012.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the REIM Acquisitions occurred on January 1, 2010 and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2011	2010
	(Unaudited)
Revenue	$6,138,194	$5,417,846
Operating income	$558,723	$461,899
Net income attributable to CBRE Group, Inc.	$261,204	$195,130
Basic income per share	$0.82	$0.62
Weighted average shares outstanding for basic income per share	318,454,191	313,873,439
Diluted income per share	$0.81	$0.61
Weighted average shares outstanding for diluted income per share	323,723,755	319,016,887

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

During the years ended December 31, 2012, 2011 and 2010, the Venture funded $0.2 million, $0.2 million and $1.2 million, respectively, of financial support to the Entities.

The Entities were initially consolidated by the Venture upon adoption of ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities,” on January 1, 2010. The Entities’ assets and associated mortgage notes payable aggregated $251.0 million and $221.5 million, respectively, and were recorded based on their fair value at adoption. We did not recognize a gain or loss on the initial consolidation of these Entities. The assets of the Entities are the sole collateral for the mortgage notes payable and other liabilities of the Entities and as such, the creditors and equity investors of these Entities have no recourse to our assets held outside of these Entities. During the year ended December 31, 2011, five of the original eight commercial properties were sold. During the year ended December 31, 2012, an additional Entity was consolidated during the first quarter and subsequently sold in the fourth quarter.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results relating to the Entities for the years ended December 31, 2012, 2011 and 2010 include the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$13,359	$25,708	$34,498
Operating, administrative and other expenses	$7,961	$13,137	$20,916
Loss (income) from discontinued operations, net of income taxes	$(1,408)	$36,548	$—
Net (loss) income attributable to non-controlling interests	$(5,227)	$30,124	$(13,232)

Investments in real estate of $58.8 million and $61.3 million and nonrecourse mortgage notes payable of $61.7 million ($1.3 million of which is current) and $60.9 million ($1.2 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively. In addition, a non-controlling deficit of $2.7 million and non-controlling interests of $0.6 million in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. As of December 31, 2012 and 2011, our maximum exposure to loss related to the VIE’s which are not consolidated was as follows (dollars in thousands):

	December 31,
	2012	2011
Investments in unconsolidated subsidiaries	$47,869	$15,483
Available for sale securities	17,281	—
Other assets, current	3,185	—
Co-investment commitments	9,202	37,019

Maximum exposure to loss	$77,537	$52,502

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	As of December 31, 2012
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$9,827	$—	$—	$9,827
Debt securities issued by U.S. federal agencies	—	1,914	—	1,914
Corporate debt securities	—	8,347	—	8,347
Asset-backed securities	—	5,050	—	5,050
Collateralized mortgage obligations	—	2,771	—	2,771

Total debt securities	9,827	18,082	—	27,909
Equity securities	29,891	—	—	29,891

Total available for sale securities	39,718	18,082	—	57,800
Trading securities	101,331	—	—	101,331
Warehouse receivables	—	1,048,340	—	1,048,340

Total assets at fair value	$141,049	$1,066,422	$—	$1,207,471

Liabilities
Securities sold, not yet purchased	$54,103	$—	$—	$54,103
Interest rate swaps	—	48,022	—	48,022

Total liabilities at fair value	$54,103	$48,022	$—	$102,125

	As of December 31, 2011
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$6,838	$—	$—	$6,838
Debt securities issued by U.S. federal agencies	—	6,024	—	6,024
Corporate debt securities	—	9,969	—	9,969
Asset-backed securities	—	5,226	—	5,226
Collateralized mortgage obligations	—	3,037	—	3,037

Total debt securities	6,838	24,256	—	31,094
Equity securities	6,301	—	—	6,301

Total available for sale securities	13,139	24,256	—	37,395
Trading securities	151,484	—	—	151,484
Warehouse receivables	—	720,061	—	720,061

Total assets at fair value	$164,623	$744,317	$—	$908,940

Liabilities
Securities sold, not yet purchased	$98,810	$—	$—	$98,810
Interest rate swaps	—	39,872	—	39,872

Total liabilities at fair value	$98,810	$39,872	$—	$138,682

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At December 31, 2012 and 2011, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit (See Note 2). These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2012, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables are a summary of our available for sale securities (dollars in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$9,733	$95	$(1)	$9,827
Debt securities issued by U.S. federal agency obligations	1,893	30	(9)	1,914
Corporate debt securities	7,890	457	—	8,347
Asset-backed securities	5,033	52	(35)	5,050
Collateralized mortgage obligations	2,682	107	(18)	2,771

Total debt securities	27,231	741	(63)	27,909
Equity securities	29,469	849	(427)	29,891

Total available for sale securities	$56,700	$1,590	$(490)	$57,800

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$6,711	$132	$(5)	$6,838
Debt securities issued by U.S. federal agency obligations	5,944	92	(12)	6,024
Corporate debt securities	9,789	253	(73)	9,969
Asset-backed securities	5,244	30	(48)	5,226
Collateralized mortgage obligations	3,046	24	(33)	3,037

Total debt securities	30,734	531	(171)	31,094
Equity securities	6,169	531	(399)	6,301

Total available for sale securities	$36,903	$1,062	$(570)	$37,395

The net carrying value and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	December 31, 2012
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$688	$679
Due after one year through five years	8,449	8,554
Due after five years through ten years	9,948	10,413
Due after ten years	431	442
Asset-backed securities	5,033	5,050
Collateralized mortgage obligations	2,682	2,771

Total debt securities	$27,231	$27,909

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not record any significant dividends or interest income related to marketable securities for the years ended December 31, 2012, 2011 and 2010.

The portion of net gains and losses for the year ending December 31, 2012 relating to trading securities still held at December 31, 2012 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2012 on trading securities	$5,318
Less: Net realized gains recognized on trading securities sold during the year ended December 31, 2012	4,313

Net unrealized gains recognized during the year ended December 31, 2012 on trading securities still held at December 31, 2012	$1,005

The portion of net gains and losses for the year ending December 31, 2011 relating to trading securities still held at December 31, 2011 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2011 on trading securities	$1,706
Less: Net realized losses recognized on trading securities sold during the year ended December 31, 2011	(1,917)

Net unrealized gains recognized during the year ended December 31, 2011 on trading securities still held at December 31, 2011	$3,623

We did not hold any investments in trading securities during 2010.

The following non-recurring fair value measurements were recorded for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Net Carrying Value as of December 31, 2012	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2012
		Level 1	Level 2	Level 3
Property and equipment	$—	$—	$—	$—	$5,841
Other intangible assets	$—	$—	$—	$—	19,826
Investments in unconsolidated subsidiaries	$10,701	$—	$10,701	$—	3,907
Real estate	$74,115	$—	$74,115	$—	26,481

Total impairment charges					$56,055

	Net Carrying Value as of December 31, 2011	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2011
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$24,084	$—	$—	$24,084	$5,550
Real estate	$37,322	$—	$—	$37,322	4,337

Total impairment charges					$9,887

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net Carrying Value as of December 31, 2010	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2010
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$47,999	$—	$—	$47,999	$11,801
Real estate	$82,670	$—	$—	$82,670	26,897
Notes receivable	$—	$—	$—	$—	250

Total impairment charges					$38,948

The fair value measurements employed for our impairment evaluations were generally based on third-party information available in non active markets (such as third-party appraisals and offers received from third parties) as well as a discounted cash flow approach and/or review of comparable activities in the market place. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums as well as other economic variables.

Property and Equipment

During the year ended December 31, 2012, we recorded an asset impairment of $5.8 million in our Americas segment. This non-cash write-off resulted from the decision to abandon certain modules of a software platform that were being developed in the U.S. as a result of a change in strategy. This impairment charge was included within operating, administrative and other expenses in the accompanying consolidated statements of operations.

Other Intangible Assets

During the year ended December 31, 2012, we recorded a non-amortizable intangible asset impairment of $19.8 million in our EMEA segment. This non-cash write-off related to the discontinuation of the use of a trade name in the United Kingdom (U.K.) and was reflected as a separate line item in the accompanying consolidated statements of operations.

Investments in Unconsolidated Subsidiaries

During the year ended December 31, 2012, we recorded write-downs of $3.9 million, of which $0.6 million were attributable to non-controlling interests. During the year ended December 31, 2012, $3.8 million of the investment write-downs were reported in our Global Investment Management segment and $0.1 million were reported in our Development Services segment. These write-downs were primarily driven by a decrease in the estimated holding period of certain assets and the continuation of challenging market conditions.

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

Real Estate

During the year ended December 31, 2012, we recorded impairment charges of $26.5 million on real estate held for investment. Of this amount, $15.9 million was attributable to non-controlling interests. These impairment charges were driven by a decrease in the estimated holding period of certain assets and the continuation of challenging market conditions.

During the year ended December 31, 2011, we recorded charges of $4.3 million, including provisions for losses on real estate held for sale and impairment charges on real estate held for investment. Of this amount, $0.3 million was attributable to non-controlling interests. During the year ended December 31, 2011, we recorded provisions for losses on real estate held for sale of $2.6 million. These charges reduced the carrying value of certain assets to their fair value, less cost to sell, primarily due to reduced selling prices resulting from a decrease in the estimated holding period of certain assets. Additionally, during the year ended December 31, 2011, we recorded impairment charges of $1.7 million related to real estate held for investment, which were attributable to continued challenging market conditions.

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

All of the abovementioned charges were reported in our Development Services segment, with the exception of a $9.3 million impairment charge reported in our Global Investment Management segment during the year ended December 31, 2012. All of the abovementioned charges were included within operating, administrative and other expenses in the accompanying consolidated statements of operations, with the exception of a $1.3 million provision for loss on real estate for the year ended December 31, 2011, which was included within activity from discontinued operations. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges, which may be material.

Notes Receivable

During the year ended December 31, 2010 we recorded a $0.3 million impairment charge on a note receivable secured by real estate, due to a decrease in value of the borrower’s real estate project, the proceeds from the sale of which would be used to repay the note receivable.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-Term Borrowings: The majority of this balance represents our warehouse lines of credit and our revolving credit facility outstanding for CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 13).

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion and $1.7 billion at December 31, 2012 and 2011, respectively, which approximated their actual carrying value at December 31, 2012 and 2011 (see Note 13).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $488.8 million and $504.3 million at December 31, 2012 and 2011, respectively. Their actual carrying value totaled $440.5 million and $439.0 million at December 31, 2012 and 2011, respectively (see Note 13).

6.625% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 6.625% senior notes was $385.0 million and $364.9 million at December 31, 2012 and 2011, respectively. Their actual carrying value totaled $350.0 million at both December 31, 2012 and 2011 (see Note 13).

Notes Payable on Real Estate: As of December 31, 2012 and 2011, the carrying value of our notes payable on real estate was $326.0 million and $372.9 million, respectively (see Note 12). These borrowings have mostly floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $13.9 million and $13.6 million of these notes payable were recourse to us as of December 31, 2012 and 2011, respectively.

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

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness for the years ended December 31, 2012 and 2011. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2012 and 2011, there was $48.0 million and $39.9 million, respectively, included in accumulated other comprehensive loss in the accompanying consolidated balance sheets related to these interest rate swaps, which will be reclassified to interest expense as interest payments are made on our senior secured term loan facilities. During the next twelve months, we estimate that $11.7 million will be reclassified as an increase to interest expense.

The following table presents the fair value of our interest rate swaps as well as their classification on the consolidated balance sheet as of December 31, 2012 and 2011 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31, 2012	Fair Value as of December 31, 2011	Balance Sheet Location	Fair Value as of December 31, 2012	Fair Value as of December 31, 2011

Interest rate swaps	Other assets	$—	$—	Other liabilities	$48,022	$39,872

The following table presents the effect of our interest rate swaps on our consolidated statement of operations for the year ended December 31, 2012 (dollars in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized on Derivative (Ineffective Portion)

Interest rate swaps	$(19,826)	Interest expense	$(11,676)	Interest expense	$—

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have agreements with some of our derivative counterparties that contain a provision where (1) if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations; or (2) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

As of December 31, 2012 and 2011, the fair value of derivatives related to these agreements was net liability positions of $49.0 million and $40.9 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2012, we have not posted any collateral related to these agreements. Had we breached any of the provisions discussed above at December 31, 2012, we may have been required to settle our obligations under the agreements at their termination value of $51.2 million.

From time to time, we also enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statements of operations were net losses of $4.4 million, $1.5 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, resulting from net losses on foreign currency exchange swap, option and forward contracts. As of December 31, 2012 and 2011, we did not have any foreign currency exchange contracts outstanding.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2012	2011
Computer hardware and software	3-10 years	$366,935	$301,984
Leasehold improvements	1-15 years	226,337	192,230
Furniture and equipment	3-10 years	202,819	176,306
Equipment under capital leases	3-5 years	10,713	1,064

Total cost		806,804	671,584
Accumulated depreciation and amortization		(427,628)	(376,096)

Property and equipment, net		$379,176	$295,488

Depreciation and amortization expense associated with property and equipment was $76.2 million, $54.2 million and $58.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2010
Goodwill	$1,642,323	$478,482	$138,356	$46,483	$86,663	$2,392,307
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	844,033	339,851	138,356	1,561	—	1,323,801

Purchase accounting entries related to acquisitions	—	24,659	23,344	472,731	—	520,734
Foreign exchange movement	(575)	(9,025)	(1,503)	(5,025)	—	(16,128)

Balance as of December 31, 2011
Goodwill	1,641,748	494,116	160,197	514,189	86,663	2,896,913
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	843,458	355,485	160,197	469,267	—	1,828,407

Purchase accounting entries related to acquisitions	15,980	31,440	1,175	(2,277)	—	46,318
Foreign exchange movement	585	8,140	(636)	6,788	—	14,877

Balance as of December 31, 2012
Goodwill	1,658,313	533,696	160,736	518,700	86,663	2,958,108
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$860,023	$395,065	$160,736	$473,778	$—	$1,889,602

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2012, we completed five in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, a niche real estate investment advisor and an independent commercial and residential property partnership in the U.K., and a brokerage and property management firm in Atlanta. During 2011, in addition to the REIM Acquisitions, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the U.K. and a shopping center management business in the Netherlands.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2012, 2011 and 2010 assessments as of October 1. When we performed our required annual goodwill impairment review as of October 1, 2012, 2011 and 2010, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value. From late 2007 through 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations and reduced our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and funds available to invest in commercial real estate and related assets. These negative trends began to reverse in early 2010 and commercial real estate markets have improved gradually for the past three years in step with the recovery of global economic activity. Our stock price ($18.65 per share on October 1, 2012, $13.46 per share on October 1, 2011 and $18.13 per share on October 1, 2010, versus $10.94 at October 1, 2009 and $4.32 per share at December 31, 2008) has also reflected this gradual recovery. These indicators led to a significant increase in the estimated fair value of our reporting units over the past three years.

Other intangible assets totaled $786.8 million and $794.3 million, net of accumulated amortization of $273.6 million and $195.0 million, as of December 31, 2012 and 2011, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Management contracts	$219,132		$216,015
Trademarks	56,800		56,800
Trade names	20,400		40,226

	$296,332		$313,041

Amortizable intangible assets
Customer relationships	$259,256	$(84,628)	$257,585	$(66,994)
Mortgage servicing rights	195,813	(50,858)	128,903	(33,560)
Management contracts	178,561	(32,005)	177,219	(14,667)
Backlog and incentive fees	58,478	(57,739)	47,237	(47,237)
Other	71,984	(48,401)	65,322	(32,524)

	$764,092	$(273,631)	$676,266	$(194,982)

Total intangible assets	$1,060,424	$(273,631)	$989,307	$(194,982)

Management contracts with indefinite useful lives primarily represent intangible assets identified as a result of the REIM Acquisitions relating to relationships with open-end funds. Trademarks of $56.8 million were separately identified as a result of the 2001 Acquisition. In connection with the REIM Acquisitions, a trade name

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $20.4 million was separately identified, which represented the Clarion Partners trade name in the U.S. These intangible assets have indefinite useful lives and accordingly are not being amortized. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. During the year ended December 31, 2012, such trade name was written off as a result of the discontinuation of its use (see Note 5). This write-off was included in non-amortizable intangible asset impairment in the accompanying consolidated statements of operations.

Customer relationships primarily represent intangible assets identified in the Trammell Crow Company Acquisition relating to existing relationships primarily in the brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

Mortgage servicing rights represent the fair value of servicing assets in our mortgage brokerage line of business in the U.S. The mortgage servicing rights are being amortized over the useful lives of the underlying loans, which are generally up to ten years.

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

Amortization expense related to intangible assets was $78.6 million, $41.9 million and $23.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated annual amortization expense for each of the years ending December 31, 2013 through December 31, 2017 approximates $71.8 million, $61.0 million, $56.2 million, $48.0 million and $44.0 million, respectively.

9. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2012	2011

Global Investment Management	$131,750	$95,135
Development Services	53,435	48,900
Other	21,613	22,797

	$206,798	$166,832

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

Condensed Balance Sheets Information:

	December 31,
	2012	2011
Global Investment Management:
Current assets	$1,139,867	$773,464
Non-current assets	13,353,456	9,995,792

Total assets	$14,493,323	$10,769,256

Current liabilities	$1,337,944	$1,525,205
Non-current liabilities	5,538,066	4,435,378

Total liabilities	$6,876,010	$5,960,583

Development Services:
Real estate	$1,165,166	$1,428,590
Other assets	88,067	124,514

Total assets	$1,253,233	$1,553,104

Notes payable on real estate	$473,704	$722,780
Other liabilities	173,492	182,470

Total liabilities	$647,196	$905,250
Other:
Current assets	$71,708	$69,393
Non-current assets	43,401	39,083

Total assets	$115,109	$108,476

Current liabilities	$43,557	$40,834
Non-current liabilities	24,190	20,168

Total liabilities	$67,747	$61,002

Non-controlling interest	$17,187	$17,690

Assets	$15,861,665	$12,430,836
Liabilities	$7,590,953	$6,926,835
Non-controlling interest	$17,187	$17,690

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2012	2011	2010
Global Investment Management:
Revenue	$833,343	$614,684	$546,721
Operating loss	$(161,966)	$(149,519)	$(235,119)
Net income (loss)	$64,696	$70,551	$(41,679)

Development Services:
Revenue	$97,084	$123,865	$119,139
Operating income	$63,472	$118,995	$53,184
Net income	$38,720	$87,204	$15,892

Other:
Revenue	$163,365	$163,109	$158,001
Operating income	$21,755	$23,880	$20,680
Net income	$23,223	$24,695	$21,291

Total:
Revenue	$1,093,792	$901,658	$823,861
Operating loss	$(76,739)	$(6,644)	$(161,255)
Net income (loss)	$126,639	$182,450	$(4,496)

During the years ended December 31, 2012, 2011 and 2010, we recorded non-cash write-downs of investments of $3.9 million, $5.6 million and $11.8 million, respectively, within our Global Investment Management and Development Services segments (see Note 5), all of which were included in equity income from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $190.0 million, $104.0 million and $96.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Our Development Services segment has agreements to provide development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the years ended December 31, 2012, 2011 and 2010 was $21.2 million, $5.7 million and $3.1 million, respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate and other assets held for sale and related liabilities were as follows at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Assets:
Real estate held for sale (see Note 11)	$116,822	$21,833
Other current assets	4,921	531
Property and equipment, net	329	—
Other assets	8,427	3,837

Total real estate and other assets held for sale	130,499	26,201

Liabilities:
Notes payable on real estate held for sale (see Note 12)	101,542	20,453
Accounts payable and accrued expenses	2,444	891
Other current liabilities	190	8
Other liabilities	451	130

Total liabilities related to real estate and other assets held for sale	104,627	21,482

Net real estate and other assets held for sale	$25,872	$4,719

11. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. We also consolidate certain VIEs that hold investments in real estate (see Note 4). Certain real estate assets secure the outstanding balances of underlying mortgage or construction loans. Our real estate is reported in our Development Services and Global Investment Management segments and consisted of the following (dollars in thousands):

	Land	Buildings and Improvements		Other		Total
	At December 31, 2012

Real estate included in assets held for sale (see Note 10)	$28,533	$86,727		$1,562		$116,822
Real estate under development (non-current)	16,332	10,984		—		27,316
Real estate held for investment	77,292	149,020		8,733		235,045

Total real estate	$122,157	$246,731	(1)	$10,295	(2)	$379,183

	At December 31, 2011

Real estate included in assets held for sale (see Note 10)	$8,969	$12,864		$—		$21,833
Real estate under development (current)	30,617	—		—		30,617
Real estate under development (non-current)	706	3,246		—		3,952
Real estate held for investment	119,210	272,980		11,508		403,698

Total real estate	$159,502	$289,090	(1)	$11,508	(2)	$460,100

(1)	Net of accumulated depreciation of $32.9 million and $40.7 million at December 31, 2012 and 2011, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes balances for lease intangibles and tenant origination costs of $8.0 million and $1.5 million, respectively, at December 31, 2012 and $8.7 million and $2.0 million, respectively, at December 31, 2011. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

During the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges of $17.2 million, $1.7 million and $24.6 million, respectively, on real estate held for investment within our Development Services segment. During the year ended December 31, 2012, we also recorded an impairment charge of $9.3 million on real estate held for investment within our Global Investment Management segment. In addition, during the years ended December 31, 2011 and 2010, we recorded provisions for loss on real estate held for sale of $2.6 million and $2.3 million, respectively, within our Development Services segment. See Note 5 for additional information.

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

The estimated costs to complete one consolidated real estate project under development or to be developed by us as of December 31, 2012 totaled approximately $1.9 million. At December 31, 2012, we had commitments for the sale of four of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $55.6 million and $35.5 million, respectively, for the year ended December 31, 2012, $73.9 million and $34.9 million, respectively, for the year ended December 31, 2011 and $88.5 million and $47.0 million, respectively, for the year ended December 31, 2010, and were included in the accompanying consolidated statements of operations within our Development Services and Global Investment Management segments.

12. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Current portion of notes payable on real estate	$35,212	$146,120
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 10)	101,542	20,453

Total notes payable on real estate, current portion	136,754	166,573
Notes payable on real estate, non-current portion	189,258	206,339

Total notes payable on real estate	$326,012	$372,912

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity dates.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012 and 2011, $2.6 million and $11.2 million, respectively, of the non-current portion of notes payable on real estate and $11.3 million and $2.4 million, respectively, of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

Principal maturities of notes payable on real estate at December 31, 2012, were as follows (dollars in thousands):

2013	$136,754
2014	78,576
2015	94,200
2016	1,675
2017	1,779
Thereafter	13,028

$326,012

Interest rates on loans outstanding at December 31, 2012 and 2011 ranged from 2.46% to 8.75% and 1.85% to 8.75%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the years ended December 31, 2012, 2011 and 2010 totaled $2.2 million, $2.0 million and $4.0 million, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2012	2011
Long-Term Debt:
Senior secured term loans, with interest ranging from 2.46% to 3.78%, due from 2012 through 2019	$1,627,746	$1,683,561
11.625% senior subordinated notes, net of unamortized discount of $9,477 and $10,984 at December 31, 2012 and 2011, respectively, due in 2017	440,523	439,016
6.625% senior notes due in 2020	350,000	350,000
Other	9,336	109

Subtotal	2,427,605	2,472,686
Less current maturities of long-term debt	73,156	67,838

Total long-term debt	2,354,449	2,404,848

Short-Term Borrowings:
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.25%, and a maturity date of September 20, 2013	452,656	—
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.00%, and a maturity date of May 29, 2013	171,330	38,145
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.90%, and a maturity date of July 29, 2013	161,342	—
Warehouse line of credit, with interest at the daily one-month LIBOR plus 2.00%, and a maturity date of June 30, 2013	124,263	63,653
Warehouse line of credit, with interest at daily Chase-London LIBOR plus 2.50%, and a maturity date of October 28, 2013	78,072	197,533
Warehouse line of credit, with interest at the daily LIBOR plus 1.35% with a LIBOR floor of 0.35%, and no maturity date	38,718	56,574
Warehouse line of credit, with interest at the daily LIBOR plus 2.75% with a LIBOR floor of 0.25%, terminated September 14, 2012	—	357,457

Total warehouse lines of credit	1,026,381	713,362
Revolving credit facility, with interest ranging from 2.34% to 6.35%, maturing through 2015	72,964	44,825
Other	16	16

Total short-term borrowings	1,099,361	758,203
Add current maturities of long-term debt	73,156	67,838

Total current debt	1,172,517	826,041

Total long-term debt and short-term borrowings	$3,526,966	$3,230,889

Future annual aggregate maturities of total consolidated debt at December 31, 2012 are as follows (dollars in thousands): 2013—$1,172,517; 2014—$79,058; 2015—$303,070; 2016—$425,798; 2017—$448,523 and $1,098,000 thereafter.

Since 2001, we have maintained credit facilities with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On November 10, 2010, we entered into

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2012, our Credit Agreement provides for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2015, with the balance payable on November 10, 2015; (3) a £187.0 million (approximately $300.0 million) tranche A-1 term loan facility requiring quarterly principal payments, which began on December 30, 2011 and continue through March 31, 2016, with the balance payable on May 10, 2016; (4) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and continue through September 30, 2016, with the balance payable on November 10, 2016; (5) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through December 31, 2017, with the balance payable on March 4, 2018; (6) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and continue through June 30, 2019, with the balance payable on September 4, 2019 and (7) an accordion provision which provides the ability to borrow additional funds under an incremental facility. The incremental facility is equivalent to the sum of $800.0 million and the aggregate amount of all repayments of term loans and permanent reductions of revolver commitments under the Credit Agreement. However, at no time may the sum of all outstanding amounts under the Credit Agreement exceed $2.95 billion. On November 10, 2011, we utilized the incremental facility to issue the tranche A-1 term loan facility.

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

The revolving credit facility allows for borrowings outside of the U.S., with sub-facilities of $5.0 million available to one of our Canadian subsidiaries, $35.0 million in aggregate available to one of our Australian and one of our New Zealand subsidiaries and $50.0 million available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of December 31, 2012 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.65% to 3.15% or the daily rate plus 0.65% to 2.15% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2012 and 2011, we had $73.0 million and $44.8 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.2% and 4.3%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2012, letters of credit totaling $16.9 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the term loan facilities as of December 31, 2012 bear interest, based at our option, on the following: for the tranche A and A-1 term loan facilities, on either the applicable fixed rate plus 2.00% to 3.75% or the daily rate plus 1.00% to 2.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement), for the tranche B term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25%, for the tranche C term loan facility, on either the applicable fixed rate plus 3.25% or the daily rate plus 2.25% and for the tranche D term loan facility, on either the applicable fixed rate plus 3.50% or the daily rate plus 2.50%. As of December 31, 2012 and 2011, we had $271.2 million and $306.3 million, respectively, of tranche A term loan facility principal outstanding, $275.2 million and $285.1 million, respectively, of tranche A-1 term loan facility principal outstanding, $293.3 million and $296.3 million, respectively, of tranche B term loan facility principal outstanding, $394.0 million and $398.0 million, respectively, of tranche C term loan facility principal outstanding and $394.0 million and $398.0 million, respectively, of tranche D term loan facility principal outstanding, which are included in the accompanying consolidated balance sheets.

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

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets was $350.0 million at both December 31, 2012 and 2011.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may have been redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $440.5 million and $439.0 million at December 31, 2012 and 2011, respectively.

Our Credit Agreement and the indentures governing our 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.25x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 3.75x. Our coverage ratio of EBITDA to total interest expense was 10.45x for the year ended December 31, 2012 and our leverage ratio of total debt less available cash to EBITDA was 1.38x as of December 31, 2012.

We had short-term borrowings of $1.1 billion and $758.2 million with related average interest rates of 2.4% and 2.9% as of December 31, 2012 and 2011, respectively, which are included in the accompanying consolidated balance sheets.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2012 provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2013. As of December 31, 2012 and 2011, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise (GSE) discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of December 31, 2012 provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2013. As of December 31, 2012 and 2011, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and as of December 31, 2012 provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 4, 2013. As of December 31, 2012 and 2011, there were no amounts outstanding under this facility.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan), BofA, TD Bank, N.A. (TD Bank), and Capital One, N.A. (Capital One), for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. Effective July 26, 2012, the warehouse line of credit was temporarily increased from $210.0 million to $300.0 million until August 15, 2012, after which it reverted back to the $210.0 million limit. Effective October 29, 2012, the warehouse line of credit was reduced to $200.0 million. This agreement has been amended several times and as of December 31, 2012 bears interest at the daily LIBOR plus 2.50% and has a maturity date of October 28, 2013.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. Effective March 2, 2012, the warehouse line of credit was increased from $125.0 million to $150.0 million. Effective June 13, 2012, the warehouse line of credit was further increased to $200.0 million. As of December 31, 2012, the senior secured revolving line of credit bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 29, 2013.

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

On December 21, 2010, CBRE Capital Markets entered into an uncommitted funding arrangement with Kemps Landing Capital Company, LLC (Kemps Landing), providing CBRE Capital Markets with the ability to fund Freddie Mac multifamily loans. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac’s purchase commitment agreement with Kemps Landing effective June 30, 2012. Effective March 2, 2012, the maximum outstanding balance allowed under this arrangement was decreased from $500.0 million to $475.0 million. Effective June 13, 2012, the maximum outstanding balance allowed under this arrangement was decreased further to $375.0 million. The outstanding borrowings bore interest at LIBOR plus 2.75% with a LIBOR floor of 0.25%. On September 14, 2012, the agreement with Kemps Landing was terminated.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.9% with a maturity date of July 29, 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provides for a $300.0 million warehouse facility and bears interest at the daily one-month LIBOR plus 2.25% with a maturity date of September 20, 2013.

During the year ended December 31, 2012, we had a maximum of $1.0 billion of warehouse lines of credit principal outstanding. As of December 31, 2012 and 2011, we had $1.0 billion and $713.4 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Non-cash activity totaling $313.0 million, $234.6 million and $141.0 million increased the warehouse lines of credit during the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, we had $1.0 billion and $720.1 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2012 and 2011, respectively, and which are also included in the accompanying consolidated balance sheets. Non-cash activity totaling $313.0 million, $234.6 million and $141.0 million increased the warehouse receivables during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Our leases generally relate to office space that we occupy, have varying terms and expire through 2030. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2012 (dollars in thousands):

Operating leases
2013	$176,764
2014	155,207
2015	138,669
2016	123,408
2017	106,143
Thereafter	382,934

Total minimum payment required	$1,083,125

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $5.2 million due in the future under noncancellable subleases.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Minimum rentals	$210,981	$209,333	$189,190
Less sublease rentals	(218)	(187)	(184)

	$210,763	$209,146	$189,006

We had outstanding letters of credit totaling $18.8 million as of December 31, 2012, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2013.

We had guarantees totaling $27.2 million as of December 31, 2012, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $27.2 million primarily consists of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $63.5 million as of December 31, 2012), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through August 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2012, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $5.8 billion at December 31, 2012. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $492.6 million at December 31, 2012. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2012 and 2011, CBRE MCI had $9.1 million and $4.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $10.6 million and $6.4 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $553.2 million (including $446.5 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2012.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of December 31, 2012, we had aggregate commitments of $31.7 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2012, we had committed to fund $14.3 million of additional capital to these unconsolidated subsidiaries.

15.	Employee Benefit Plans

Stock Incentive Plans

2001 Stock Incentive Plan. Our 2001 stock incentive plan was adopted by our board of directors and approved by our stockholders on June 7, 2001. However, our 2001 stock incentive plan was terminated in June 2004 in connection with the adoption of our 2004 stock incentive plan, which is described below. The 2001 stock incentive plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors or independent contractors. Since our 2001 stock incentive plan has been terminated, no shares remain available for issuance under it. However, as of December 31, 2012, outstanding stock options granted under the 2001 stock incentive plan to acquire 1,378,185 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Options granted under this plan have an exercise price of $1.92. As of December 31, 2009, all options granted under this plan were fully vested and exercisable. Options granted under the 2001 stock incentive plan are subject to a maximum term of ten years from the date of grant. The number of shares issued pursuant to the 2001 stock incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of stock splits, stock dividends and other dilutive changes in our Class A common stock.

Second Amended and Restated 2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, and was amended several times subsequently, including an amendment and restatement on June 2, 2008 and an amendment on December 3, 2008. However, our 2004 stock incentive plan was terminated in May 2012 in connection with the adoption of our 2012 equity incentive plan, which is described below. At termination, all unissued shares from the 2004 stock incentive plan were allocated to the 2012 equity incentive plan for potential future issuance. The 2004 stock incentive plan authorized the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan, which increased by 10,000,000 shares to a total of 30,785,218 shares in connection with the June 2, 2008 amendment and restatement. For awards granted prior to June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of an option or stock appreciation right, and was reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. For awards granted on or after June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of all awards. In addition, full value awards, i.e., awards other than stock options and stock appreciation rights, were limited to no more than 75% of the total share reserve. No person was eligible to be granted awards in the aggregate covering more than 2,000,000 shares during any fiscal year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, was subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, our board of directors could adjust outstanding awards to preserve the awards’ benefits or potential benefits. Since our 2004 stock incentive plan has been terminated, no new awards may be granted under it. However, as of December 31, 2012, outstanding stock options granted under the 2004 stock incentive plan to acquire 1,432,754 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Shares underlying awards that expire, terminate or lapse under the 2004 stock incentive plan will become available for grant under the 2012 equity incentive plan.

2012 Equity Incentive Plan. Our 2012 equity incentive plan was adopted by our board of directors and approved by our stockholders on May 8, 2012. The 2012 equity incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. Unless terminated earlier, the 2012 equity incentive plan will terminate on February 13, 2022. A total of 16,000,000 shares of our Class A common stock plus 2,205,887 unissued shares that remained under the 2004 stock incentive plan were reserved for issuance under the 2012 equity incentive plan. Additionally, shares underlying awards that expire, terminate or lapse under the 2012 equity incentive plan or under the 2004 stock incentive plan will become available for issuance under the 2012 equity incentive plan. No person is eligible to be granted performance-based awards in the aggregate covering more than 3,300,000 shares during any fiscal year or cash awards in excess of $5,000,000 for any fiscal year. The number of shares issued or reserved pursuant to the 2012 equity incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of a stock split of our outstanding shares, stock dividend, dividend payable in a form other than shares in an amount that has a material effect on the price of the shares, consolidation, combination or reclassification of the shares, recapitalization, spin-off, or other similar occurrence. Stock options and stock appreciation rights granted under the 2012 equity incentive plan are subject to a maximum term of ten years from the date of grant. Restricted share and restricted stock unit awards that have only time-based service vesting conditions are generally subject to a minimum three year vesting schedule. Restricted share and restricted stock unit awards that have performance-based vesting conditions are generally subject to a minimum one year vesting schedule. As of December 31, 2012, 16,393,350 shares remained available for future grants under this plan.

Stock Options

As of December 31, 2012, no shares were subject to options issued under our 2012 equity incentive plan. No options were granted during the year ended December 31, 2012. Options granted under the 2004 stock incentive plan during the year ended December 31, 2011 have an exercise price of $26.50 and during the year ended December 31, 2010 have exercise prices in the range of $14.88 to $16.48, all of which vest and are exercisable in equal quarterly increments over three years from the date of grant. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,587,918	$7.04
Exercised	(898,650)	2.67
Granted	29,326	15.68
Forfeited	(32,848)	14.23
Expired	(49,266)	18.55

Outstanding at December 31, 2010	6,636,480	$7.55
Exercised	(1,822,373)	3.92
Granted	16,974	26.50
Forfeited	(18,853)	13.29
Expired	(19,819)	14.50

Outstanding at December 31, 2011	4,792,409	$8.95
Exercised	(1,930,092)	10.31
Forfeited	(33,381)	10.73
Expired	(17,997)	14.36

Outstanding at December 31, 2012	2,810,939	$7.93

Vested and expected to vest at December 31, 2012 (1)	2,772,417	$7.93

Exercisable at December 31, 2012	2,720,277	$7.77

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

We estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2012 was $3.1 million. The weighted average fair value of options granted by us was $13.49 and $10.40 for the years ended December 31, 2011 and 2010, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year Ended December 31,
	2011	2010

Dividend yield	0%	0%
Risk-free interest rate	1.65%	2.31%
Expected volatility	61.99%	75.37%
Expected life	5 years	6 years

The dividend yield assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected volatility is based on a combination of our historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of actively

CBRE GROUP, INC.

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

Options outstanding at December 31, 2012 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.92	1,378,185	0.7	$1.92		1,378,185	$1.92
$6.33 – $8.44	87,002	3.5	8.28		72,097	8.32
$11.10 – $16.48	1,242,329	2.9	13.07		1,175,059	13.14
$22.00 – $26.50	64,810	2.4	24.18		56,323	23.83
$27.19 – $37.43	38,613	1.6	30.11		38,613	30.11

	2,810,939	1.8	$7.93	$33,949,693	2,720,277	$7.77	$33,225,693

At December 31, 2012, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $33.9 million and 1.8 years, respectively.

Total compensation expense related to stock options was $2.4 million, $3.5 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, total unrecognized estimated compensation cost related to non-vested stock options was approximately $0.5 million, which is expected to be recognized over a weighted average period of approximately 0.8 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $16.4 million, $39.9 million and $14.5 million, respectively. We recorded cash received from stock option exercises of $20.3 million, $7.1 million and $2.4 million and related tax benefit of $2.9 million, $14.9 million and $5.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

Non-Vested Stock Awards

We have issued non-vested stock awards, including restricted stock units and restricted shares, in our Class A common stock to certain of our employees and members of our board of directors. During the year ended December 31, 2012, we granted 2,353,487 of non-vested stock units which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. We granted 644,635 and 759,992 of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-vested stock units during the years ended December 31, 2011 and 2010, respectively, which primarily vest in 2015 and 2016. No restricted shares were granted during the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, we granted 2,803,221 and 1,196,720 of restricted shares, respectively, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares / Units	Weighted Average Market Value Per Share
Balance at December 31, 2009	10,209,445	$13.82
Granted	1,956,712	16.87
Vested	(2,557,721)	13.98
Forfeited	(339,528)	14.45

Balance at December 31, 2010	9,268,908	$14.40
Granted	3,447,856	15.95
Vested	(2,541,370)	13.47
Forfeited	(289,187)	14.05

Balance at December 31, 2011	9,886,207	$15.18
Granted	2,353,487	20.31
Vested	(3,677,691)	13.18
Forfeited	(588,514)	14.55

Balance at December 31, 2012	7,973,489	$17.65

Total compensation expense related to non-vested stock awards was $49.4 million, $40.8 million and $43.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $106.5 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $134.5 million, $154.4 million and $135.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

401(k) Plan. Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a Company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. The Company match was suspended in 2010 due to adverse economic conditions. However, we made a partial retroactive match for 2010 401(k) participants who were employed at December 31, 2010, which was included in the $2.7 million expense for the year ended December 31, 2010. As of January 1, 2011, the Company match was reinstated. For 2011 and 2012, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $12.9 million, $10.9 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2012, approximately 1.3 million shares of our common stock were held as investments by participants in our 401(k) Plan.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$316,165	$296,577
Interest cost	15,513	16,556
Actuarial loss	14,447	12,115
Benefits paid	(8,768)	(7,697)
Foreign currency translation	14,885	(1,386)

Benefit obligation at end of period	$352,242	$316,165

Change in plan assets
Fair value of plan asset at beginning of period	$255,305	$256,570
Actuarial return on plan assets	24,175	1,649
Company contributions	5,886	5,332
Benefits paid	(8,768)	(7,697)
Foreign currency translation	12,116	(549)

Fair value of plan assets at end of period	$288,714	$255,305

Funded status	$(63,528)	$(60,860)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(63,528)	$(60,860)

The accumulated benefit obligation for our defined benefit pension plans was $352.2 million and $316.2 million at December 31, 2012 and 2011, respectively.

Items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Unamortized actuarial loss	$96,921	$94,842

Accumulated other comprehensive loss	$96,921	$94,842

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2013 is $2.6 million.

Components of net periodic pension cost and other amounts recognized in other comprehensive loss (income) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net Periodic Cost
Interest cost	$15,513	$16,556	$16,113
Expected return on plan assets	(14,563)	(17,238)	(14,975)
Amortization of unrecognized net loss	2,344	1,358	2,200

Net periodic pension cost	$3,294	$676	$3,338

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income)
Net actuarial loss (gain)	$2,079	$25,726	$(24,753)

Total recognized in other comprehensive loss (income)	2,079	25,726	(24,753)

Total recognized in net periodic cost and other comprehensive loss (income)	$5,373	$26,402	$(21,415)

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2012	2011
Discount rate	4.60%	4.87%
Expected return on plan assets	5.91%	5.93%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	Year Ended December 31,
	2012	2011	2010
Discount rate	4.60%	4.88%	5.48%
Expected return on plan assets	5.91%	6.00%	6.86%

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

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2012 is based on 66.7% of the portfolio being invested in equities yielding a 6.8% return and 22.7% of assets being primarily invested in corporate and government debt securities yielding a 3.9% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plan weighted average asset allocations by asset category were as follows:

	Target Allocation 2012	Plan Assets at December 31,
Asset Category		2012	2011
Equity securities	42% – 79%	66.7%	60.2%
Debt securities	13% – 33%	22.7%	26.9%
Other	8% – 25%	10.6%	12.9%

Total		100.0%	100.0%

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

The fair value of our pension assets are comprised of the following (dollars in thousands):

		Fair Value Measured and Recorded Using:
As of December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$1,864	$1,864	$—	$—
Equity securities (a)	192,555	23,253	169,302	—
Fixed income securities (a)	65,414	—	65,414	—
Other types of investments (b)	28,881	—	18,631	10,250

Total	$288,714	$25,117	$253,347	$10,250

As of December 31, 2011
Asset Category
Cash	$4,907	$4,907	$—	$—
Equity securities (a)	153,769	5,173	148,596	—
Fixed income securities (a)	68,567	—	68,567	—
Other types of investments (b)	28,062	—	17,261	10,801

Total	$255,305	$10,080	$234,424	$10,801

(a)	The assets in this category represent investments in foreign equity and bond funds. Generally, these assets are valued using bid-market valuations provided by the funds’ investment managers.
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

A summary of our pension assets measured and recorded using significant unobservable inputs is as follows (dollars in thousands):

Real Estate Funds
Ending balance at December 31, 2010	$9,800
Actuarial return on plan assets	1,025
Foreign currency translation	(24)

Ending balance at December 31, 2011	$10,801
Actuarial return on plan assets	(997)
Foreign currency translation	446

Ending balance at December 31, 2012	$10,250

We expect to contribute $5.5 million to our pension plans in 2013. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2013	$8,064
2014	7,926
2015	8,848
2016	9,467
2017	9,972
2018-2022	61,603

Total	$105,880

We also have defined contribution plans for employees in the U.K. Our contributions to these plans were approximately $9.6 million, $8.7 million and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

16. Income Taxes

The components of income from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$361,577	$252,577	$71,447
Foreign	127,901	176,961	200,610

	$489,478	$429,538	$272,057

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal:
Current	$132,266	$107,671	$98,396
Deferred	(13,341)	3,472	(41,616)

	118,925	111,143	56,780
State:
Current	2,943	13,763	5,555
Deferred	12,355	(10,056)	2,719

	15,298	3,707	8,274
Foreign:
Current	56,362	78,256	68,919
Deferred	(5,263)	(4,003)	(3,605)

	51,099	74,253	65,314

	$185,322	$189,103	$130,368

The following is a reconciliation stated as a percentage of pre-tax income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax rate	35%	35%	35%
Change in valuation allowance	8	—	2
State taxes, net of federal benefit	4	3	2
Non-deductible expenses	2	3	3
Reserves for uncertain tax positions	1	2	1
Non-controlling interests	1	(1)	6
Credits and exemptions	(1)	(1)	(2)
Foreign earnings repatriation	(14)	—	—
Acquisition costs	—	3	—
Foreign rate differential	—	(1)	(1)
Other	2	1	2

Effective tax rate	38%	44%	48%

During the years ended December 31, 2012, 2011 and 2010, respectively, we recorded a $5.3 million, $15.5 million and $5.6 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $2.9 million, $14.9 million and $5.4 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2012, 2011 and 2010, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative tax effects of temporary differences are shown below at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Asset (Liability)
Property and equipment	$(31,263)	$(15,808)
Bad debt and other reserves	49,531	62,852
Capitalized costs and intangibles	(302,079)	(294,056)
Derivative financial instruments	19,142	15,904
Bonus	165,545	170,681
Investments	5,750	7,983
NOL and state tax credits	41,902	52,382
Foreign tax credits	84,926	—
Unconsolidated affiliates	44,841	43,499
Pension obligation	17,491	18,992
All other	(5,833)	(4,827)

Net deferred tax assets before valuation allowance	89,953	57,602
Valuation allowance	(76,169)	(37,632)

Net deferred tax assets	$13,784	$19,970

As of December 31, 2012, we had U.S. federal net operating losses (NOLs) of approximately $4.2 million, translating to a deferred tax asset before valuation allowance of $1.5 million, which will begin to expire in 2023. As of December 31, 2012, there were also deferred tax assets before valuation allowances of approximately $6.8 million related to state NOLs as well as $33.4 million related to foreign NOLs. The state and foreign NOLs both begin to expire in 2013. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

In addition, as of December 31, 2012, we had $84.9 million of foreign income tax credits that can be utilized to offset U.S. federal income taxes on foreign-sourced earnings. These credits will begin to expire in 2022.

Management determined that as of December 31, 2012, $76.2 million of deferred tax assets do not satisfy the recognition criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2012, our valuation allowance increased by approximately $38.5 million. This was primarily the result of the establishment of valuation allowances of $40.4 million related to U.S. foreign tax credits, $6.4 million related to non-U.S. net operating losses and other assets, $2.0 million related to other U.S. assets and $1.6 million related to foreign net operating loss adjustments. These increases were partially offset by the utilization of $11.9 million of non-U.S. net operating losses and other foreign assets. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

During 2012, we identified opportunities to repatriate $191.0 million to the U.S., $58.0 million in 2012 and $133.0 million in 2013, which resulted in $28.8 million of tax benefit in 2012. We have not recorded a deferred tax liability for $1.1 billion of remaining undistributed earnings of subsidiaries located outside of the U.S. Although tax liabilities might result from the payment of dividends out of such earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the U.S. and we do not have any plans to repatriate these earnings or to sell or liquidate any of these non-U.S. subsidiaries. To the extent

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that we are able to repatriate the unremitted earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy in which such funds become needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. The determination of the tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $263.4 million at December 31, 2012.

The total amount of gross unrecognized tax benefits was approximately $95.6 million and $91.7 million as of December 31, 2012 and 2011, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $51.5 million ($49.4 million, net of federal benefit received from state positions) and $43.0 million ($41.8 million, net of federal benefit received from state positions) as of December 31, 2012 and 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance, unrecognized tax benefits	$(91,710)	$(77,177)
Gross increases—tax positions in prior period	(3,092)	(9,798)
Gross decreases—tax positions in prior period	5,306	184
Gross increases—current-period tax positions	(5,432)	(5,616)
Decreases relating to settlements	35	721
Reductions as a result of lapse of statute of limitations	189	154
Foreign exchange movement	(871)	(178)

Ending balance, unrecognized tax benefits	$(95,575)	$(91,710)

We believe it is reasonably possible that between $24.6 million and $68.7 million of gross unrecognized tax benefits will be settled during the next twelve months due to filing amended returns and the conclusion of an advanced pricing agreement.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2012, 2011 and 2010, we accrued an additional $3.3 million, $3.4 million and $2.9 million, respectively, in interest associated with uncertain tax positions. As of December 31, 2012 and 2011, we have recognized a liability for interest and penalties of $30.4 million ($24.1 million, net of related federal benefit received from interest expense) and $27.1 million ($21.8 million, net of related federal benefit received from interest expense), respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Earnings Per Share Information

The following is a calculation of earnings per share (dollars in thousands, except share data):

	Year Ended December 31,
	2012	2011	2010
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$315,555	$239,162	$200,345
Weighted average shares outstanding for basic income per share	322,315,576	318,454,191	313,873,439

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.98	$0.75	$0.64

Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$315,555	$239,162	$200,345
Weighted average shares outstanding for basic income per share	322,315,576	318,454,191	313,873,439
Dilutive effect of contingently issuable shares	3,082,173	3,160,702	2,530,103
Dilutive effect of stock options	1,646,396	2,108,862	2,613,345

Weighted average shares outstanding for diluted income per share	327,044,145	323,723,755	319,016,887

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.97	$0.74	$0.63

For the years ended December 31, 2012, 2011 and 2010, 2,210,383, 11,880 and 112,865, respectively, of contingently issuable shares and options to purchase 103,423, 55,587 and 115,775 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

19. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $1.9 billion and $1.8 billion at December 31, 2012 and 2011, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the years ended December 31, 2012, 2011 and 2010 were reported in our Global Investment Management and Development Services segments and totaled the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$5,663	$6,737	$3,862
Costs and expenses:
Operating, administrative and other	2,750	5,264	5,004
Depreciation and amortization	1,260	1,211	581

Total costs and expenses	4,010	6,475	5,585
Gain on disposition of real estate	1,566	56,888	22,952

Operating income	3,219	57,150	21,229
Interest income	4	—	1
Interest expense	1,581	3,248	1,555

Income from discontinued operations, before provision for income taxes	1,642	53,902	19,675
Provision for income taxes	1,011	4,012	5,355

Income from discontinued operations, net of income taxes	631	49,890	14,320
Less: (Loss) income from discontinued operations attributable to non-controlling interests	(1,071)	44,245	5,441

Income from discontinued operations attributable to CBRE Group, Inc.	$1,702	$5,645	$8,879

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
Americas	$4,103,602	$3,673,681	$3,217,543
EMEA	1,031,818	1,076,568	936,581
Asia Pacific	817,241	788,754	669,897
Global Investment Management	482,589	290,065	215,631
Development Services	78,849	76,343	75,664

	$6,514,099	$5,905,411	$5,115,316

Depreciation and amortization
Americas	$82,841	$62,238	$60,663
EMEA	14,198	10,945	9,519
Asia Pacific	11,475	9,654	8,419
Global Investment Management	51,290	21,271	13,968
Development Services	9,841	11,611	15,812

	$169,645	$115,719	$108,381

Equity income (loss) from unconsolidated subsidiaries
Americas	$12,890	$15,162	$11,708
EMEA	1,205	778	848
Asia Pacific	—	5	(3)
Global Investment Management	(2,533)	(1,044)	(8,039)
Development Services	49,167	89,875	22,047

	$60,729	$104,776	$26,561

EBITDA
Americas	$578,649	$462,167	$389,991
EMEA	54,299	87,527	89,407
Asia Pacific	80,630	82,226	70,857
Global Investment Management	96,359	(14,772)	48,556
Development Services	51,684	76,113	48,656

	$861,621	$693,261	$647,467

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Americas
Net income attributable to CBRE Group, Inc.	$267,313	$182,107	$105,452
Add:
Depreciation and amortization	82,841	62,238	60,663
Interest expense	124,633	118,916	160,685
Write-off of financing costs	—	—	18,148
Royalty and management service income	(32,214)	(29,729)	(24,363)
Provision for income taxes	140,634	136,803	73,944
Less:
Interest income	4,558	8,168	4,538

EBITDA	$578,649	$462,167	$389,991

EMEA
Net income attributable to CBRE Group, Inc.	$9,846	$37,155	$53,314
Add:
Depreciation and amortization	14,198	10,945	9,519
Non-amortizable intangible asset impairment	19,826	—	—
Interest expense	9,152	1,633	263
Royalty and management service expense	12,654	14,142	12,390
Provision for income taxes	7,170	27,253	27,080
Less:
Interest income	18,547	3,601	13,159

EBITDA	$54,299	$87,527	$89,407

Asia Pacific
Net income attributable to CBRE Group, Inc.	$35,040	$32,815	$30,189
Add:
Depreciation and amortization	11,475	9,654	8,419
Interest expense	4,641	3,535	2,119
Royalty and management service expense	15,388	14,666	11,179
Provision for income taxes	14,840	22,637	21,158
Less:
Interest income	754	1,081	2,207

EBITDA	$80,630	$82,226	$70,857

Global Investment Management
Net (loss) income attributable to CBRE Group, Inc.	$(14,872)	$(44,938)	$9,062
Add:
Depreciation and amortization (1)	51,557	22,424	13,968
Interest expense (2)	44,818	20,892	22,247
Royalty and management service expense	4,172	921	794
Provision for (benefit of) income taxes	11,805	(13,404)	2,731
Less:
Interest income	1,121	667	246

EBITDA (3)	$96,359	$(14,772)	$48,556

Development Services
Net income attributable to CBRE Group, Inc.	$18,228	$32,023	$2,328
Add:
Depreciation and amortization (4)	10,834	11,669	16,393
Interest expense (5)	11,288	12,784	19,224
Provision for income taxes (6)	11,884	19,826	10,810
Less:
Interest income	550	189	99

EBITDA (7)	$51,684	$76,113	$48,656

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes depreciation and amortization related to discontinued operations of $0.3 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively.
(2)	Includes interest expense related to discontinued operations of $0.2 million and $2.8 million for the years ended December 31, 2012 and 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $0.5 million and $4.0 million for the years ended December 31, 2012 and 2011, respectively.
(4)	Includes depreciation and amortization related to discontinued operations of $1.0 million, $0.1 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(5)	Includes interest expense related to discontinued operations of $1.4 million, $0.4 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(6)	Includes provision for income taxes related to discontinued operations of $1.0 million, $4.0 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(7)	Includes EBITDA related to discontinued operations of $5.1 million, $10.1 million and $16.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Capital expenditures
Americas	$96,785	$112,340	$49,382
EMEA	11,719	22,273	7,366
Asia Pacific	11,720	9,232	8,240
Global Investment Management	29,811	4,017	3,295
Development Services	197	118	181

	$150,232	$147,980	$68,464

	December 31,
	2012	2011
	(Dollars in thousands)
Identifiable assets
Americas	$3,256,719	$2,751,170
EMEA	945,051	836,290
Asia Pacific	502,688	442,934
Global Investment Management	1,530,121	1,663,769
Development Services	374,532	470,949
Corporate	1,200,431	1,054,031

	$7,809,542	$7,219,143

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents available for general corporate use and net deferred tax assets.

	December 31,
	2012	2011
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$20,702	$21,890
EMEA	911	907
Global Investment Management	131,750	95,135
Development Services	53,435	48,900

	$206,798	$166,832

Geographic Information:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenue
U.S.	$3,932,204	$3,492,118	$3,084,293
U.K.	545,589	484,272	444,721
All other countries	2,036,306	1,929,021	1,586,302

	$6,514,099	$5,905,411	$5,115,316

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2012	2011
	(Dollars in thousands)
Long-lived assets
U.S.	$265,123	$203,982
U.K.	38,568	29,290
All other countries	75,485	62,216

	$379,176	$295,488

The long-lived assets shown in the table above are comprised of net property and equipment.

22. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees, of $66.5 million and $52.3 million as of December 31, 2012 and 2011, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 5.1% per annum and mature on various dates through 2022.

Robert Sulentic, our President and Chief Executive Officer, committed to invest a minimum of $0.8 million in Trammell Crow Company Acquisitions I, L.P. and Trammell Crow Company Acquisitions II, L.P.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(through pooled co-investment vehicles organized for the investment of certain employees). As of December 31, 2011, Mr. Sulentic had funded the full amount of his commitment in these investments. These funds are closed-end real estate investment funds managed and sponsored by our subsidiary, Trammell Crow Company. These investments were approved by our board of directors, including all of the disinterested members.

23. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2012 and 2011; condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010; condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010; and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$18,312	$705,282	$365,698	$—	$1,089,297
Restricted cash	—	6,863	13,244	53,569	—	73,676
Receivables, net	—	5	469,163	793,655	—	1,262,823
Warehouse receivables (a)	—	—	1,048,340	—	—	1,048,340
Trading securities	—	—	113	101,218	—	101,331
Income taxes receivable	17,637	6,580	—	49,233	(55,603)	17,847
Prepaid expenses	—	—	48,640	52,977	—	101,617
Deferred tax assets, net	—	—	156,112	49,634	—	205,746
Real estate and other assets held for sale	—	—	—	130,499	—	130,499
Available for sale securities	—	—	679	—	—	679
Other current assets	—	—	30,674	22,021	—	52,695

Total Current Assets	17,642	31,760	2,472,247	1,618,504	(55,603)	4,084,550
Property and equipment, net	—	—	263,661	115,515	—	379,176
Goodwill	—	—	1,023,842	865,760	—	1,889,602
Other intangible assets, net	—	—	539,031	247,762	—	786,793
Investments in unconsolidated subsidiaries	—	—	119,402	87,396	—	206,798
Investments in consolidated subsidiaries	1,912,207	2,529,531	1,246,841	—	(5,688,579)	—
Intercompany loan receivable	—	1,521,065	700,000	—	(2,221,065)	—
Real estate under development	—	—	799	26,517	—	27,316
Real estate held for investment	—	—	4,006	231,039	—	235,045
Available for sale securities	—	—	53,980	3,141	—	57,121
Other assets, net	—	41,035	67,099	35,007	—	143,141

Total Assets	$1,929,849	$4,123,391	$6,490,908	$3,230,641	$(7,965,247)	$7,809,542

Current Liabilities:
Accounts payable and accrued expenses	$—	$8,956	$140,476	$432,862	$—	$582,294
Compensation and employee benefits payable	—	626	252,365	187,200	—	440,191
Accrued bonus and profit sharing	—	—	298,591	241,553	—	540,144
Securities sold, not yet purchased	—	—	—	54,103	—	54,103
Income taxes payable	—	—	55,603	—	(55,603)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	1,026,381	—	—	1,026,381
Revolving credit facility	—	10,557	—	62,407	—	72,964
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,557	1,026,397	62,407	—	1,099,361
Current maturities of long-term debt	—	46,000	2,439	24,717	—	73,156
Notes payable on real estate	—	—	—	35,212	—	35,212
Liabilities related to real estate and other assets held for sale	—	—	—	104,627	—	104,627
Other current liabilities	—	—	40,989	2,216	—	43,205

Total Current Liabilities	—	66,139	1,816,860	1,144,897	(55,603)	2,972,293
Long-Term Debt:
Senior secured term loans	—	1,306,500	—	250,569	—	1,557,069
11.625% senior subordinated notes, net	—	440,523	—	—	—	440,523
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	6,752	105	—	6,857
Intercompany loan payable	390,638	—	1,779,055	51,372	(2,221,065)	—

Total Long-Term Debt	390,638	2,097,023	1,785,807	302,046	(2,221,065)	2,354,449
Notes payable on real estate	—	—	—	189,258	—	189,258
Deferred tax liabilities, net	—	—	148,676	43,286	—	191,962
Non-current tax liabilities	—	—	77,451	4,424	—	81,875
Pension liability	—	—	—	63,528	—	63,528
Other liabilities	—	48,022	132,583	93,760	—	274,365

Total Liabilities	390,638	2,211,184	3,961,377	1,841,199	(2,276,668)	6,127,730
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,539,211	1,912,207	2,529,531	1,246,841	(5,688,579)	1,539,211
Non-controlling interests	—	—	—	142,601	—	142,601

Total Equity	1,539,211	1,912,207	2,529,531	1,389,442	(5,688,579)	1,681,812

Total Liabilities and Equity	$1,929,849	$4,123,391	$6,490,908	$3,230,641	$(7,965,247)	$7,809,542

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Master Repurchase Agreement, BofA, Capital One, TD Bank, JP Morgan and Fannie Mae ASAP lines of credit are pledged to JP Morgan, BofA, Capital One, TD Bank and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$3,875,199	$2,638,900	$—	$6,514,099
Costs and expenses:
Cost of services	—	—	2,331,776	1,410,738	—	3,742,514
Operating, administrative and other	47,344	7,367	943,694	1,004,509	—	2,002,914
Depreciation and amortization	—	—	93,733	75,912	—	169,645
Non-amortizable intangible asset impairment	—	—	—	19,826	—	19,826

Total costs and expenses	47,344	7,367	3,369,203	2,510,985	—	5,934,899
Gain on disposition of real estate	—	—	—	5,881	—	5,881

Operating (loss) income	(47,344)	(7,367)	505,996	133,796	—	585,081
Equity income (loss) from unconsolidated subsidiaries	—	—	62,818	(2,089)	—	60,729
Other income	—	—	1,500	9,593	—	11,093
Interest income	—	133,205	3,370	4,235	(133,167)	7,643
Interest expense	—	143,500	130,944	33,791	(133,167)	175,068
Royalty and management service (income) expense	—	—	(38,380)	38,380	—	—
Income from consolidated subsidiaries	345,262	356,344	36,492	—	(738,098)	—

Income from continuing operations before (benefit of) provision for income taxes	297,918	338,682	517,612	73,364	(738,098)	489,478
(Benefit of) provision for income taxes	(17,637)	(6,580)	161,268	48,271	—	185,322

Income from continuing operations	315,555	345,262	356,344	25,093	(738,098)	304,156
Income from discontinued operations, net of income taxes	—	—	—	631	—	631

Net income	315,555	345,262	356,344	25,724	(738,098)	304,787
Less: Net loss attributable to non-controlling interests	—	—	—	(10,768)	—	(10,768)

Net income attributable to CBRE Group, Inc.	$315,555	$345,262	$356,344	$36,492	$(738,098)	$315,555

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$315,555	$345,262	$356,344	$25,724	$(738,098)	$304,787
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(997)	—	(997)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(4,868)	—	(56)	—	(4,924)
Unrealized holding gains (losses) on available for sale securities, net	—	—	522	(47)	—	475
Pension liability adjustments, net	—	—	—	(947)	—	(947)
Other, net	—	—	(871)	273	—	(598)

Total other comprehensive loss	—	(4,868)	(349)	(1,774)	—	(6,991)
Comprehensive income	315,555	340,394	355,995	23,950	(738,098)	297,796
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(11,154)	—	(11,154)

Comprehensive income attributable to CBRE Group, Inc.	$315,555	$340,394	$355,995	$35,104	$(738,098)	$308,950

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$239,162	$265,344	$276,944	$125,277	$(616,402)	$290,325
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	—	(24,165)	—	(24,165)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(23,602)	—	(21)	—	(23,623)
Unrealized holding gains on available for sale securities, net	—	—	77	—	—	77
Pension liability adjustments, net	—	—	—	(19,088)	—	(19,088)
Other, net	—	—	2,022	—	—	2,022

Total other comprehensive (loss) income	—	(23,602)	2,099	(43,274)	—	(64,777)
Comprehensive income	239,162	241,742	279,043	82,003	(616,402)	225,548
Less: Comprehensive income attributable to non-controlling interests	—	—	—	50,223	—	50,223

Comprehensive income attributable to CBRE Group, Inc.	$239,162	$241,742	$279,043	$31,780	$(616,402)	$175,325

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$200,345	$228,590	$277,918	$80,013	$(630,857)	$156,009
Other comprehensive income:
Foreign currency translation loss	—	—	—	(229)	—	(229)
Unrealized gains on interest rate swaps and interest rate caps, net	—	—	—	706	—	706
Unrealized holding gains on available for sale securities, net	—	—	637	—	—	637
Pension liability adjustments, net	—	—	—	17,953	—	17,953
Other, net	—	—	(219)	1,821	—	1,602

Total other comprehensive income	—	—	418	20,251	—	20,669
Comprehensive income	200,345	228,590	278,336	100,264	(630,857)	176,678
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(44,142)	—	(44,142)

Comprehensive income attributable to CBRE Group, Inc.	$200,345	$228,590	$278,336	$144,406	$(630,857)	$220,820

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$24,525	$(3,620)	$210,921	$59,255	$291,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(95,578)	(54,654)	(150,232)
Acquisition of Clarion Real Estate Securities and substantially all of the ING Group N.V. operations in Europe and Asia (collectively the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(8,949)	1,269	(7,680)
Acquisition of businesses (other than the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(15,980)	(28,918)	(44,898)
Contributions to unconsolidated subsidiaries	—	—	(29,941)	(35,499)	(65,440)
Distributions from unconsolidated subsidiaries	—	—	58,389	4,588	62,977
Net proceeds from disposition of real estate held for investment	—	—	—	60,805	60,805
Additions to real estate held for investment	—	—	—	(6,181)	(6,181)
Proceeds from the sale of servicing rights and other assets	—	—	35,499	4,707	40,206
Increase in restricted cash	—	(2,018)	(1,693)	(12,494)	(16,205)
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Other investing activities, net	—	—	2,922	(758)	2,164

Net cash used in investing activities	—	(2,018)	(55,331)	(140,322)	(197,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(46,000)	—	(22,146)	(68,146)
Proceeds from revolving credit facility	—	—	—	41,270	41,270
Repayment of revolving credit facility	—	—	—	(15,230)	(15,230)
Proceeds from notes payable on real estate held for investment	—	—	—	4,652	4,652
Repayment of notes payable on real estate held for investment	—	—	—	(54,036)	(54,036)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	22,276	22,276
Repayment of notes payable on real estate held for sale and under development	—	—	—	(21,345)	(21,345)
Proceeds from exercise of stock options	20,324	—	—	—	20,324
Incremental tax benefit from stock options exercised	2,930	—	—	—	2,930
Non-controlling interests contributions	—	—	—	16,075	16,075
Non-controlling interests distributions	—	—	—	(48,162)	(48,162)
Payment of financing costs	—	(25)	—	(334)	(359)
(Increase) decrease in intercompany receivables, net	(47,732)	(228,395)	175,469	100,658	—
Other financing activities, net	(47)	—	(953)	62	(938)

Net cash (used in) provided by financing activities	(24,525)	(274,420)	174,516	23,740	(100,689)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	3,394	3,394

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(280,058)	330,106	(53,933)	(3,885)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	375,176	419,631	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$18,312	$705,282	$365,698	$1,089,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$135,257	$23	$26,665	$161,945

Income tax payments, net	$—	$—	$127,482	$90,474	$217,956

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$18,844	$129,388	$264,826	$203,529	$616,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(49,300)	(19,164)	(68,464)
Acquisition of businesses including net assets acquired, intangibles and goodwill	—	—	(2,340)	(68,050)	(70,390)
Contributions to unconsolidated subsidiaries	—	—	(32,915)	(4,595)	(37,510)
Distributions from unconsolidated subsidiaries	—	—	21,164	1,679	22,843
Net proceeds from disposition of real estate held for investment	—	—	—	76,504	76,504
Additions to real estate held for investment	—	—	—	(16,551)	(16,551)
Proceeds from the sale of servicing rights and other assets	—	—	27,179	1,765	28,944
Decrease (increase) in restricted cash	—	—	7,783	(3,736)	4,047
Other investing activities, net	—	—	(1,926)	—	(1,926)

Net cash used in investing activities	—	—	(30,355)	(32,148)	(62,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	650,000	—	—	650,000
Repayment of senior secured term loan	—	(1,693,110)	—	—	(1,693,110)
Proceeds from revolving credit facility	—	83,337	—	23,422	106,759
Repayment of revolving credit facility	—	(83,501)	—	(27,156)	(110,657)
Proceeds from 6.625% senior notes	—	350,000	—	—	350,000
Proceeds from notes payable on real estate held for investment	—	—	—	20,631	20,631
Repayment of notes payable on real estate held for investment	—	—	—	(81,906)	(81,906)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,671	3,671
Repayment of notes payable on real estate held for sale and under development	—	—	—	(14,341)	(14,341)
Repayment of short-term borrowings and other loans, net	—	—	(548)	(5,500)	(6,048)
Proceeds from exercise of stock options	2,401	—	—	—	2,401
Incremental tax benefit from stock options exercised	5,380	—	—	—	5,380
Non-controlling interests contributions	—	—	—	29,172	29,172
Non-controlling interests distributions	—	—	—	(11,406)	(11,406)
Payment of financing costs	—	(33,329)	—	(1,101)	(34,430)
(Increase) decrease in intercompany receivables, net	(26,625)	578,474	(420,312)	(131,537)	—
Other financing activities, net	—	—	—	(338)	(338)

Net cash used in financing activities	(18,844)	(148,129)	(420,860)	(196,389)	(784,222)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(4,845)	(4,845)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(18,741)	(186,389)	(29,853)	(234,983)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	242,586	283,251	215,716	741,557

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$223,845	$96,862	$185,863	$506,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$—	$134,719	$5	$34,686	$169,410

Income tax (refunds) payments, net	$(11,214)	$(108,132)	$57,102	$50,745	$(11,499)

CBRE GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended March 31, 2012
	(Dollars in thousands, except share data)
Revenue	$2,005,846	$1,557,147	$1,601,117	$1,349,989
Operating income	$232,723	$103,595	$172,700	$76,063
Net income attributable to CBRE Group, Inc.	$172,998	$39,709	$75,873	$26,975
Basic EPS (1)	$0.53	$0.12	$0.24	$0.08
Weighted average shares outstanding for basic EPS (1)	325,372,928	322,331,850	320,852,344	320,671,395
Diluted EPS (1)	$0.53	$0.12	$0.23	$0.08
Weighted average shares outstanding for diluted EPS (1)	329,012,910	327,309,341	326,081,681	325,738,859

	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in thousands, except share data)
Revenue	$1,763,625	$1,534,463	$1,422,218	$1,185,105
Operating income	$116,556	$143,005	$130,182	$73,119
Net income attributable to CBRE Group, Inc.	$79,763	$63,807	$61,223	$34,369
Basic EPS (1)	$0.25	$0.20	$0.19	$0.11
Weighted average shares outstanding for basic EPS (1)	320,638,316	318,867,447	317,698,275	316,563,392
Diluted EPS (1)	$0.25	$0.20	$0.19	$0.11
Weighted average shares outstanding for diluted EPS (1)	324,117,111	323,714,703	324,093,042	322,920,829

(1)	EPS is defined as earnings per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Election of Directors”, “Corporate Governance”, “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2012. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)	6,912,560	$3.22	16,393,350
Equity compensation plans not approved by security holders	—	—	—

Total	6,912,560	$3.22	16,393,350

(1)

Consists of stock options and restricted stock units in our 2012 Equity Incentive Plan (the “2012 Plan”), our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”; no further awards may be issued under our Second Amended and Restated 2004 Stock Incentive Plan, which was terminated in May 2012 in connection with the adoption of the 2012 Plan) and our 2001 Stock Incentive Plan (no further awards may be issued under our 2001 Stock Incentive Plan, which was terminated in June 2004 in connection with the adoption of the 2004 Stock Incentive Plan). Includes 4,101,621 restricted stock units, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant and are exercisable for no consideration. Excluding these restricted stock units, the weighted average exercise price of outstanding options, warrants and rights increases to $7.93.

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Election of Directors”, “Corporate Governance” and “Related Party Transactions” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 68.

2.	Financial Statement Schedules

See Schedule II on page 154.

See Schedule III beginning on page 155.

3.	Exhibits

See Exhibit Index beginning on page 160 hereof.

CBRE GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2009	$41,397
Charges to expense	4,661
Write-offs, payments and other	(12,786)

Balance, December 31, 2010	$33,272
Charges to expense	9,754
Write-offs, payments and other	(9,111)

Balance, December 31, 2011	$33,915
Charges to expense	6,509
Write-offs, payments and other	(4,932)

Balance, December 31, 2012	$35,492

See accompanying report of independent registered public accounting firm.

CBRE Group, Inc.

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2012

(Dollars in thousands)

		Initial Cost				Balance at December 31, 2012
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (B), (C)	Accumulated Depreciation (A), (D)	Depreciable Lives in Years (D)	Date of Construction	Date Acquired
REAL ESTATE HELD FOR SALE
Land
Saracen, Waltham, MA	2,059	5,330	—	—	(1,830)	3,500	—	—	3,500	—	—	N/A	2007
Saracen Building 4, Waltham, MA	94	234	—	—	4	238	—	—	238	—	—	N/A	2007
Mixed-Use (Multi-family/Retail)
Frisco Fairways, Frisco, TX	21,116	4,011	—	—	22,018	4,212	21,817	—	26,029	—	—	2009	2008
Office
Park South, Charlotte, NC	10,059	2,155	10,111	(1)	(2,229)	1,399	8,648	(11)	10,036	—	—	1980	2007
Saracen Building 1, Waltham, MA	24,662	4,510	288	—	21,359	6,027	20,130	—	26,157	—	—	2010	2007
Saracen Building 2, Waltham, MA	1,158	1,722	1,000	64	(305)	1,518	899	64	2,481	—	—	1959	2007
Saracen Building 3, Waltham, MA	13,909	8,745	11,625	4,019	(2,004)	7,755	13,121	1,509	22,385	—	—	1959	2007
South Executive, Charlotte, NC	18,978	1,690	12,195	532	4,752	1,254	17,915	—	19,169	—	—	1973	2007
Retail
Fairway Centre, Pasadena, TX	9,508	3,061	1,797	—	1,969	2,630	4,197	—	6,827	—	—	2008	2006

REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Land
105 Commerce, Hazel Township, PA	—	610	—	—	189	799	—	—	799	—	—	N/A	2011
301 Ocean, Santa Monica, CA	10,800	50,396	—	—	(35,173)	15,223	—	—	15,223	—	—	N/A	2007
Mixed Use (Multi-family/Retail)
Union at Carrollton Square, Carrollton, TX	10,250	—	—	—	11,294	310	10,984	—	11,294	—	—	2012	2011

		Initial Cost				Balance at December 31, 2012
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (B), (C)	Accumulated Depreciation (A), (D)	Depreciable Lives in Years (D)	Date of Construction	Date Acquired
REAL ESTATE HELD FOR INVESTMENT
Hotel
Oceanside Inn, Jekyll Island, GA	—	—	—	3,877	(2,044)	12	—	1,821	1,833	—	—	1958	2009
Industrial
Bellbrook Industrial, Memphis, TN	13,648	9,642	1,627	3,657	6,076	9,715	11,277	10	21,002	(2,009)	39	1975	2007
MROTC, Oklahoma City, OK	9,340	3,223	3,347	—	3,007	4,274	4,956	347	9,577	(2,752)	39	2006	2006
MROTC Steel Hangers, Oklahoma City, OK	11,602	—	2,470	740	10,273	—	13,483	—	13,483	(3,970)	39	2008	2006
615 N. 48th Street, Phoenix, AZ	47,627	14,550	62,123	518	528	14,550	53,142	760	68,452	(9,560)	39	2005	2008
Land
150 Beachview, Jekyll Island, GA	—	—	—	2,900	(531)	80	—	2,289	2,369	—	—	N/A	2009
Arrowood, Charlotte, NC	—	321	—	—	(321)	—	—	—	—	—	—	N/A	2006
Buccaneer, Jekyll Island, GA	—	—	—	9,600	(6,250)	72	—	3,278	3,350	—	—	N/A	2009
Centre Point Commons, Bradenton, FL	—	383	—	—	(3)	380	—	—	380	—	—	N/A	2006
CG Sunland, Phoenix, AZ	—	1,472	—	—	175	1,647	—	—	1,647	—	—	N/A	2006
Fairway Centre, Pasadena, TX	—	50	—	—	316	366	—	—	366	—	—	N/A	2006
Greenhill, Tulsa, OK	471	647	—	—	1,090	1,737	—	—	1,737	—	—	N/A	2006
High Street Glennwilde, Maricopa, AZ	—	1,394	—	—	52	1,446	—	—	1,446	—	—	N/A	2008
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
Oak Park, Houston, TX	—	669	—	—	248	917	—	—	917	—	—	N/A	2007
SA Crossroads II, San Antonio, TX	—	2,131	—	—	(1,530)	601	—	—	601	—	—	N/A	2006
Sierra Corporate Center, Reno, NV	—	2,056	—	—	(998)	1,058	—	—	1,058	—	—	N/A	2006
TCEP, Austin, TX	—	1,456	—	—	41	1,497	—	—	1,497	—	—	N/A	2008
Timbercreek, Dallas, TX	—	1,150	—	—	1,849	2,999	—	—	2,999	—	—	N/A	2006

		Initial Cost				Balance at December 31, 2012
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (B), (C)	Accumulated Depreciation (A), (D)	Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Mixed-Use (Multi-family/Residential)
Tranquility Lake, Pearland, TX (E)	17,854	3,510	17,490	—	—	3,510	17,490	—	21,000	(2,201)	30	2003	2010
The View at Encino Commons, San Antonio, TX (E)	20,405	2,510	16,465	—	250	2,510	16,715	—	19,225	(2,073)	30	2002	2010
San Miguel, San Antonio, TX (E)	23,485	2,145	23,205	—	400	2,145	23,605	—	25,750	(2,915)	30	2004	2010
Office
814 Commerce, Oak Brook, IL	21,787	4,784	8,217	—	2,479	3,299	12,181	—	15,480	(1,934)	39	1972	2007
Bixel, Los Angeles, CA	2,005	3,565	256	—	138	3,703	256	—	3,959	(21)	39	N/A	2008
Bixel Building 1, Los Angeles, CA	2,857	5,168	366	16	296	5,373	457	16	5,846	(48)	39	1967	2008
Bixel Building 2, Los Angeles, CA	4,661	8,371	597	398	(356)	8,206	733	71	9,010	(83)	39	1955	2008
Cascade Station Office II, Portland, OR	6,710	1,233	282	—	7,356	1,886	6,985	—	8,871	(1,675)	39	2008	2007
Meriden—530 Preston Avenue, Meriden, CT	6,995	1,079	4,837	1,292	(209)	1,079	5,829	91	6,999	(1,347)	39	1986	2008
Meriden—538 Preston Avenue, Meriden, CT	5,412	1,194	4,271	698	2,144	1,194	7,063	50	8,307	(1,590)	39	1989	2008
Retail
Bellbrook Retail, Memphis, TN	720	899	411	85	449	905	939	—	1,844	(221)	39	1975	2007
Westlake Crossing, Humble, TX	7,840	2,834	—	—	6,079	3,974	4,939	—	8,913	(479)	39	1975	2007

Total	326,012	$158,905	$182,980	$28,395	$51,048	$124,005	$277,761	$10,295	$412,061	$(32,878)

(A)	Includes costs and depreciation subsequent to December 20, 2006, the date we acquired Trammell Crow Company.
(B)	The aggregate cost for Federal Income Tax purposes is $504.6 million.
(C)	Reflects write downs for impairments of real estate and provisions for loss on real estate held for sale totaling $80.4 million on assets we own at December 31, 2012. These charges were recorded in 2008 through 2012 as a result of capital market turmoil and weak real estate fundamentals in the United States.
(D)	Land , real estate under development and real estate held for sale are not depreciated.
(E)	In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” We adopted this ASU effective January 1, 2010 and as a result, we began consolidating certain variable interest entities that were not previously consolidated by us. See Note 4 of the Notes to Consolidated Financial Statements.

CBRE Group, Inc.

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(Dollars in thousands)

Changes in real estate investments and accumulated depreciation for the years ended December 31 were as follows:

	Total
	2012	2011
Real estate investments:
Balance at beginning of year	$500,824	$792,430
Additions and improvements	43,885	38,136
Dispositions	(104,454)	(323,436)
Other adjustments (1)	(28,194)	(6,306)

Balance at end of year	$412,061	$500,824

Accumulated depreciation:
Balance at beginning of year	($40,724)	($37,817)
Depreciation expense	(13,470)	(17,377)
Dispositions	21,316	14,470

Balance at end of year	($32,878)	($40,724)

(1)	Includes impairment charges and amortization of lease intangibles and tenant origination costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

By:	/s/ ROBERT E. SULENTIC
Robert E. Sulentic President and Chief Executive Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 1, 2013

/s/ GIL BOROK Gil Borok	Chief Financial Officer (principal financial officer)	March 1, 2013

/s/ BRANDON B. BOZE Brandon B. Boze	Director	March 1, 2013

/s/ CURTIS F. FEENY Curtis F. Feeny	Director	March 1, 2013

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 1, 2013

/s/ ARLIN GAFFNER Arlin Gaffner	Chief Accounting Officer (principal accounting officer)	March 1, 2013

/s/ MICHAEL KANTOR Michael Kantor	Director	March 1, 2013

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 1, 2013

/s/ JANE J. SU Jane J. Su	Director	March 1, 2013

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director and President and Chief Executive Officer (principal executive officer)	March 1, 2013

/s/ LAURA D. TYSON Laura D. Tyson	Director	March 1, 2013

/s/ GARY L. WILSON Gary L. Wilson	Director	March 1, 2013

/s/ RAY WIRTA Ray Wirta	Director	March 1, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (CRES Share Purchase Agreement)	8-K	001-32205	2.01	2/18/2011

2.1(b)	First Amendment, dated June 20, 2011, to CRES Share Purchase Agreement , by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.1	8/9/2011

2.1(c)	Second Amendment, dated July 1, 2011, to CRES Share Purchase Agreement , by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.2	8/9/2011

2.2(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (PERE Share Purchase Agreement)	8-K	001-32205	2.02	2/18/2011

2.2(b)	First Amendment, dated June 20, 2011, to PERE Share Purchase Agreement , by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.3	8/9/2011

2.2(c)	Second Amendment to the PERE Share Purchase Agreement, dated October 3, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.03	10/7/2011

2.2(d)	Third Amendment to the PERE Share Purchase Agreement, dated October 31, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.04	11/4/2011

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1	11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2	10/3/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1		4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D/A	005-46943	25		7/25/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		6/23/2009

4.3(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		9/10/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.3(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1	7/29/2011

4.4(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1	10/12/2010

4.4(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.2	7/29/2011

4.5	Form of Exchange Note	8-K	001-32205	4.1	6/23/2009

4.6	Registration Rights Agreement, dated June 15, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers	8-K	001-32205	4.4	6/23/2009

4.7	Form of Exchange Note	8-K	001-32205	4.1	10/12/2010

4.8	Registration Rights Agreement, dated October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto, and Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers	8-K	001-32205	4.4	10/12/2010

10.1(a)	Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., the lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent	10-Q	001-32205	10.1(a)	8/9/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.1(b)	Amendment No. 1, dated as of August 6, 2009, to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent	8-K	001-32205	10.1	8/12/2009

10.1(c)	Loan Modification Agreement, dated as of August 24, 2009, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent	8-K	001-32205	10.1	8/28/2009

10.1(d)	Loan Modification Agreement, dated as of February 5, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent	8-K	001-32205	10.1	2/10/2010

10.1(e)	Loan Modification Agreement, dated as of March 29, 2010, relating to the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, among CB Richard Ellis Services, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse, as administrative agent and collateral agent	8-K	001-32205	10.1	4/2/2010

10.1(f)	Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as Collateral Agent	10-Q	001-32205	10.1(b)	8/9/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.1(g)	Form of Supplement, between certain new U.S. subsidiaries from time-to-time and Credit Suisse, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain Subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse, as collateral agent	8-K	001-32205	10.1	9/10/2009

10.1(h)	Form of Supplement between certain non-U.S. subsidiaries of CB Richard Ellis Group, Inc. (as contemplated by Section 5.09(b) of the Second Amended and Restated Credit Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the lenders parties thereto and Credit Suisse AG, as administrative agent and collateral agent) and Credit Suisse AG, as collateral agent, to the Amended and Restated Guarantee and Pledge Agreement, dated as of March 24, 2009, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Services, Inc. and Credit Suisse AG, as collateral agent	8-K	001-32205	10.2	2/10/2010

10.2(a)	Credit Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto	8-K	001-32205	10.1	11/17/2010

10.2(b)	Amendment No. 1 to the Credit Agreement, dated as of March 4, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	10.1	3/10/2011

10.2(c)	Incremental Assumption Agreement, dated as of March 4, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent	8-K	001-32205	10.2	3/10/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.2(d)	Amendment No. 1 to the Incremental Assumption Agreement, dated as of August 26, 2011, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., certain subsidiaries of CB Richard Ellis Services, Inc., the lenders party thereto, and Credit Suisse AG, as administrative agent	8-K	001-32205	10.1	8/30/2011

10.2(e)	Incremental Assumption Agreement, dated as of November 10, 2011, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders and agents party thereto, and Credit Suisse AG, as administrative agent	8-K	001-32205	10.1	11/17/2011

10.3(a)	Guarantee and Pledge Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent	8-K	001-32205	10.2	11/17/2010

10.3(b)	Form of Supplement among certain new U.S. subsidiaries from time-to-time and Credit Suisse AG, as collateral agent, to the Guarantee and Pledge Agreement, dated as of November 10, 2010, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Group, Inc. and Credit Suisse AG, as collateral agent for the Secured Parties (as defined therein)	8-K	001-32205	10.1	7/29/2011

10.4	CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended +	10-K	001-32205	10.1	3/25/2003

10.5(a)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 +	8-K	001-32205	10.1	6/6/2008

10.5(b)	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008+	10-Q	001-32205	10.3	5/11/2009

10.6	Executive Bonus Plan, amended and restated as of February 10, 2011 +	10-Q	001-32205	10.3	5/10/2011

10.7	Executive Incentive Plan, effective as of January 1, 2007 +	10-Q	001-32205	10.1	8/9/2007

10.8	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/8/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.9	Special Retention Award Restricted Stock Unit Agreement, dated March 4, 2010 between CB Richard Ellis Group, Inc. and Brett White +	8-K	001-32205	10.1	3/8/2010

10.10	CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.1	5/8/2012

10.11	Form of Nonstatutory Stock Option Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.2	5/8/2012

10.12	Form of Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.3	5/8/2012

10.13	Form of Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.4	5/8/2012

10.14	Transition Agreement, dated as of May 15, 2012, by and between CBRE, Inc., CBRE Group, Inc. and Brett White +	10-Q	001-32205	10.5	8/9/2012

10.15	CBRE Deferred Compensation Plan, as Amended and Restated effective April 15, 2012 +	8-K	001-32205	10.1	3/12/2012

10.16	CBRE Services, Inc. 401(k) Plan, as Amended and Restated, effective January 1, 2011	10-Q	001-32205	10.1	11/09/2012

10.17	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 21, 2012 +	8-K	001-32205	99.1	12/26/2012

11	Statement concerning Computation of Per Share Earnings (filed as Note 18 of the Consolidated Financial Statements)					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of CBRE Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

In the foregoing description of exhibits, references to CB Richard Ellis Group, Inc. are to CBRE Group, Inc., references to CB Richard Ellis Services, Inc. are to CBRE Services, Inc., and references to CB Richard Ellis, Inc. are to CBRE Inc., in each case, prior to their respective name changes, which became effective October 3, 2011.

+	Denotes a management contract or compensatory arrangement
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.