Form 10-Q
period 2013-03-31
CBRE GROUP, INC.
filed 2013-05-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number 001-32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11150 Santa Monica Boulevard, Suite 1600 Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)

(310) 405-8900 (Registrant’s telephone number, including area code)	Not applicable (Former name, former address and former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at April 30, 2013 was 331,200,348.

FORM 10-Q

March 31, 2013

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$518,700	$1,089,297
Restricted cash	68,519	73,676
Receivables, less allowance for doubtful accounts of $36,273 and $35,492 at March 31, 2013 and December 31, 2012, respectively	1,206,144	1,262,823
Warehouse receivables	850,621	1,048,340
Trading securities	93,223	101,331
Income taxes receivable	56,521	17,847
Prepaid expenses	94,632	101,617
Deferred tax assets, net	203,986	205,746
Real estate and other assets held for sale	83,493	130,499
Available for sale securities	685	679
Other current assets	56,309	52,695

Total Current Assets	3,232,833	4,084,550
Property and equipment, net	362,421	379,176
Goodwill	1,851,945	1,889,602
Other intangible assets, net of accumulated amortization of $291,586 and $273,631 at March 31, 2013 and December 31, 2012, respectively	794,704	786,793
Investments in unconsolidated subsidiaries	212,128	206,798
Real estate under development	12,539	27,316
Real estate held for investment	193,091	235,045
Available for sale securities	72,524	57,121
Other assets, net	155,455	143,141

Total Assets	$6,887,640	$7,809,542

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$597,820	$582,294
Compensation and employee benefits payable	369,633	440,191
Accrued bonus and profit sharing	330,609	540,144
Securities sold, not yet purchased	39,728	54,103
Short-term borrowings:
Warehouse lines of credit	837,042	1,026,381
Revolving credit facility	108,407	72,964
Other	16	16

Total short-term borrowings	945,465	1,099,361
Current maturities of long-term debt	42,150	73,156
Notes payable on real estate	24,729	35,212
Liabilities related to real estate and other assets held for sale	60,566	104,627
Other current liabilities	42,835	43,205

Total Current Liabilities	2,453,535	2,972,293
Long-Term Debt:
5.00% senior notes	800,000	—
11.625% senior subordinated notes, net of unamortized discount of $9,071 and $9,477 at March 31, 2013 and December 31, 2012, respectively	440,929	440,523
Senior secured term loans	375,350	1,557,069
6.625% senior notes	350,000	350,000
Other long-term debt	5,499	6,857

Total Long-Term Debt	1,971,778	2,354,449
Notes payable on real estate	158,843	189,258
Deferred tax liabilities, net	187,294	191,962
Non-current tax liabilities	83,672	81,875
Pension liability	58,747	63,528
Other liabilities	267,984	274,365

Total Liabilities	5,181,853	6,127,730
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 331,185,248 and 330,082,187 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,312	3,301
Additional paid-in capital	979,805	960,900
Accumulated earnings	777,600	740,054
Accumulated other comprehensive loss	(185,446)	(165,044)

Total CBRE Group, Inc. Stockholders’ Equity	1,575,271	1,539,211
Non-controlling interests	130,516	142,601

Total Equity	1,705,787	1,681,812

Total Liabilities and Equity	$6,887,640	$7,809,542

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$1,475,063	$1,349,989

Costs and expenses:
Cost of services	861,216	787,556
Operating, administrative and other	469,541	440,722
Depreciation and amortization	46,281	46,457

Total costs and expenses	1,377,038	1,274,735
Gain on disposition of real estate	3,149	809

Operating income	101,174	76,063
Equity income from unconsolidated subsidiaries	9,749	14,386
Other income	2,694	6,588
Interest income	2,028	2,303
Interest expense	42,395	43,981
Write-off of financing costs	13,580	—

Income from continuing operations before provision for income taxes	59,670	55,359
Provision for income taxes	19,004	25,413

Income from continuing operations	40,666	29,946
Income from discontinued operations, net of income taxes	21,189	—

Net income	61,855	29,946
Less: Net income attributable to non-controlling interests	24,309	2,971

Net income attributable to CBRE Group, Inc.	$37,546	$26,975

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.11	$0.08
Income from discontinued operations attributable to CBRE Group, Inc.	—	—

Net income attributable to CBRE Group, Inc.	$0.11	$0.08

Weighted average shares outstanding for basic income per share	326,759,455	320,671,395

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.11	$0.08
Income from discontinued operations attributable to CBRE Group, Inc.	—	—

Net income attributable to CBRE Group, Inc.	$0.11	$0.08

Weighted average shares outstanding for diluted income per share	330,802,552	325,738,859

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$36,090	$26,975
Income from discontinued operations, net of tax	1,456	—

Net income	$37,546	$26,975

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$61,855	$29,946
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(22,791)	18,522
Unrealized gains on interest rate swaps and interest rate caps, net	1,435	1,254
Unrealized (losses) gains on available for sale securities, net	(168)	914
Other, net	1,163	(500)

Total other comprehensive (loss) income	(20,361)	20,190

Comprehensive income	41,494	50,136
Less: Comprehensive income attributable to non-controlling interests	24,350	3,167

Comprehensive income attributable to CBRE Group, Inc.	$17,144	$46,969

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,855	$29,946
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	46,537	46,457
Amortization and write-off of financing costs	15,609	2,344
Gain on sale of loans, servicing rights and other assets	(24,115)	(18,938)
Net realized and unrealized gains from investments	(2,694)	(6,588)
Gain on disposition of real estate held for investment	(15,479)	—
Equity income from unconsolidated subsidiaries	(9,749)	(14,386)
Provision for doubtful accounts	1,971	1,501
Compensation expense related to stock options and non-vested stock awards	11,671	11,639
Incremental tax benefit from stock options exercised	(7,901)	(39)
Distribution of earnings from unconsolidated subsidiaries	2,224	3,264
Tenant concessions received	5,410	3,851
Purchase of trading securities	(31,896)	(84,627)
Proceeds from sale of trading securities	46,191	44,799
Proceeds from securities sold, not yet purchased	28,033	30,275
Securities purchased to cover short sales	(46,789)	(27,809)
Decrease in receivables	45,943	52,310
Decrease (increase) in prepaid expenses and other assets	920	(3,448)
Decrease (increase) in real estate held for sale and under development	75,890	(2,538)
Increase (decrease) in accounts payable and accrued expenses	23,834	(51,491)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(268,688)	(266,149)
Increase in income taxes receivable/payable	(31,567)	(45,795)
Decrease in other liabilities	(4,707)	(4,031)
Other operating activities, net	(2,389)	504

Net cash used in operating activities	(79,886)	(298,949)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,815)	(8,086)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	(6,725)	—
Contributions to unconsolidated subsidiaries	(7,390)	(11,355)
Distributions from unconsolidated subsidiaries	7,118	4,650
Net proceeds from disposition of real estate held for investment	34,367	—
Additions to real estate held for investment	(403)	(1,171)
Proceeds from the sale of servicing rights and other assets	7,163	6,009
Decrease in restricted cash	2,682	6,845
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	(73,187)
Purchase of available for sale securities	(34,192)	(11,917)
Proceeds from the sale of available for sale securities	19,267	9,947
Other investing activities, net	479	3,870

Net cash provided by (used in) investing activities	13,551	(74,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	415,000	—
Repayment of senior secured term loans	(1,609,280)	(17,063)
Proceeds from revolving credit facility	123,490	—
Repayment of revolving credit facility	(86,236)	(10,795)
Proceeds from issuance of 5.00% senior notes	800,000	—
Proceeds from notes payable on real estate held for investment	249	3,251
Repayment of notes payable on real estate held for investment	(23,958)	(1,716)
Proceeds from notes payable on real estate held for sale and under development	1,559	1,207
Repayment of notes payable on real estate held for sale and under development	(63,550)	(561)
Incremental tax benefit from stock options exercised	7,901	39
Non-controlling interests contributions	65	15,186
Non-controlling interests distributions	(37,437)	(14,117)
Payment of financing costs	(26,016)	(35)
Other financing activities, net	1,548	2,119

Net cash used in financing activities	(496,665)	(22,485)
Effect of currency exchange rate changes on cash and cash equivalents	(7,597)	6,584

NET DECREASE IN CASH AND CASH EQUIVALENTS	(570,597)	(389,245)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,089,297	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$518,700	$703,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,541	$21,660

Income tax payments, net	$53,721	$74,621

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2012	$3,301	$960,900	$740,054	$(165,044)	$142,601	$1,681,812
Net income	—	—	37,546	—	24,309	61,855
Stock options exercised (including tax benefit)	11	10,888	—	—	—	10,899
Compensation expense for stock options and non-vested stock awards	—	11,671	—	—	—	11,671
Foreign currency translation (loss) gain	—	—	—	(22,832)	41	(22,791)
Unrealized gains on interest rate swaps and interest rate caps, net	—	—	—	1,435	—	1,435
Unrealized holding losses on available for sale securities, net	—	—	—	(168)	—	(168)
Contributions from non-controlling interests	—	—	—	—	65	65
Distributions to non-controlling interests	—	—	—	—	(37,437)	(37,437)
Other	—	(3,654)	—	1,163	937	(1,554)

Balance at March 31, 2013	$3,312	$979,805	$777,600	$(185,446)	$130,516	$1,705,787

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Certain reclassifications have been made to the 2012 financial statements to conform with the 2013 presentation.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2013. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2012.

2. New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB Accounting Standards Codification (ASC) Subtopic 360-20, “Property, Plant, and Equipment – Real Estate Sales,” to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of this update on January 1, 2013 did not have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables in general are not in the scope of ASU 2011-11. Both ASU 2011-11 and ASU 2013-01 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, with retrospective application required. The adoption of these updates on January 1, 2013 did not have a material impact on our disclosure requirements for our consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other items that are not required under GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this update on January 1, 2013 did not have a material effect on our consolidated financial position, results of operations or disclosure requirements for our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU states that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

3. Variable Interest Entities (VIEs)

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

During the three months ended March 31, 2012, the Venture funded $0.2 million of financial support to the Entities.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Operating results relating to the Entities for the three months ended March 31, 2013 and 2012 include the following (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$2,007	$2,874
Operating, administrative and other expenses	$1,010	$1,666
Income from discontinued operations, net of income taxes	$15,236	$—
Net income (loss) attributable to non-controlling interests	$14,893	$(847)

Investments in real estate of $41.2 million and $58.8 million and nonrecourse mortgage notes payable of $41.4 million ($0.9 million of which is current) and $61.7 million ($1.3 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. In addition, non-controlling deficits of $0.3 million and $2.7 million in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

In connection with our acquisition of Clarion Real Estate Securities (CRES) in 2011, we acquired CRES co-investments from ING Group N.V. in three funds (CRES Funds). In January 2012, one of the CRES Funds (CBRE Clarion U.S., L.P.) was converted to a registered mutual fund, the CBRE Clarion Long/Short Fund (the Fund). As a result of this triggering event, we determined that the Fund became a VIE and that we were not the primary beneficiary. Accordingly, in the first quarter of 2012, the Fund was deconsolidated from our consolidated financial statements and we recorded an investment in available for sale securities of $14.3 million. No gain or loss was recognized in our consolidated statement of operations as a result of this deconsolidation. We continue to act as the Fund’s adviser, make investment decisions for the Fund and review, supervise and administer the Fund’s investment program.

As of March 31, 2013 and December 31, 2012, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Investments in unconsolidated subsidiaries	$44,752	$47,869
Available for sale securities	14,957	17,281
Other assets, current	3,271	3,185
Co-investment commitments	8,981	9,202

Maximum exposure to loss	$71,961	$77,537

4. Fair Value Measurements

The “Fair Value Measurements and Disclosures” Topic of the FASB ASC (Topic 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$5,229	$—	$—	$5,229
Debt securities issued by U.S. federal agencies	—	4,565	—	4,565
Corporate debt securities	—	15,478	—	15,478
Asset-backed securities	—	4,421	—	4,421
Collateralized mortgage obligations	—	4,761	—	4,761

Total debt securities	5,229	29,225	—	34,454
Equity securities	38,755	—	—	38,755

Total available for sale securities	43,984	29,225	—	73,209
Trading securities	93,223	—	—	93,223
Warehouse receivables	—	850,621	—	850,621

Total assets at fair value	$137,207	$879,846	$—	$1,017,053

Liabilities
Securities sold, not yet purchased	$39,728	$—	$—	$39,728
Interest rate swaps	—	45,680	—	45,680

Total liabilities at fair value	$39,728	$45,680	$—	$85,408

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At March 31, 2013 and December 31, 2012, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2013, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2013 and 2012.

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

Short-Term Borrowings: The majority of this balance represents our warehouse lines of credit and our revolving credit facility outstanding for CBRE Capital Markets, Inc. (CBRE Capital Markets). Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value.

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $809.2 million at March 31, 2013. Their actual carrying value totaled $800.0 million at March 31, 2013 (see Note 9).

11.625% Senior Subordinated Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 11.625% senior subordinated notes was $475.2 million and $488.8 million at March 31, 2013 and December 31, 2012, respectively. Their actual carrying value totaled $440.9 million and $440.5 million at March 31, 2013 and December 31, 2012, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Senior Secured Term Loans: Since we refinanced our credit agreement and entered into new senior secured term loans on March 28, 2013, the actual carrying value of such loans at March 31, 2013 of $415.0 million is deemed to approximate their estimated fair value (see Note 9). Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $1.6 billion at December 31, 2012, which approximated their actual carrying value at December 31, 2012.

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $378.9 million and $385.0 million at March 31, 2013 and December 31, 2012, respectively. Their actual carrying value totaled $350.0 million at both March 31, 2013 and December 31, 2012.

Notes Payable on Real Estate: As of March 31, 2013 and December 31, 2012, the carrying value of our notes payable on real estate was $242.6 million and $326.0 million, respectively (see Note 8). These borrowings have mostly floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $12.9 million and $13.9 million of these notes payable were recourse to us as of March 31, 2013 and December 31, 2012, respectively.

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Global Investment Management:
Revenue	$223,548	$170,720
Operating loss	$(15,430)	$(10,474)
Net income	$21,391	$43,206
Development Services:
Revenue	$15,018	$17,981
Operating income	$5,437	$26,432
Net income	$2,760	$20,952
Other:
Revenue	$36,765	$31,521
Operating income	$3,211	$3,047
Net income	$3,160	$3,116
Total:
Revenue	$275,331	$220,222
Operating (loss) income	$(6,782)	$19,005
Net income	$27,311	$67,274

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Assets:
Real estate held for sale (see Note 7)	$78,485	$116,822
Other current assets	1,548	4,921
Property and equipment, net	237	329
Other assets	3,223	8,427

Total real estate and other assets held for sale	83,493	130,499
Liabilities:
Notes payable on real estate held for sale (see Note 8)	59,060	101,542
Accounts payable and accrued expenses	741	2,444
Other current liabilities	288	190
Other liabilities	477	451

Total liabilities related to real estate and other assets held for sale	60,566	104,627

Net real estate and other assets held for sale	$22,927	$25,872

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

	March 31, 2013	December 31, 2012
Real estate included in assets held for sale (see Note 6)	$78,485	$116,822
Real estate under development (non-current)	12,539	27,316
Real estate held for investment (1)	193,091	235,045

Total real estate (2)	$284,115	$379,183

(1)	Net of accumulated depreciation of $32.5 million and $32.9 million at March 31, 2013 and December 31, 2012, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $7.7 million and $0.1 million, respectively, at March 31, 2013 and $8.0 million and $1.5 million, respectively, at December 31, 2012. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2013	December 31, 2012
Current portion of notes payable on real estate	$24,729	$35,212
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	59,060	101,542

Total notes payable on real estate, current portion	83,789	136,754
Notes payable on real estate, non-current portion	158,843	189,258

Total notes payable on real estate	$242,632	$326,012

At March 31, 2013 and December 31, 2012, $10.2 million and $11.3 million, respectively, of the current portion of notes payable on real estate and $2.7 million and $2.6 million, respectively, of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

9. Debt

Since 2001, we have maintained credit facilities with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. During the three months ended March 31, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (as amended, the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

As of March 31, 2013, our Credit Agreement provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 31, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million is on an optional delayed-draw basis for up to 120 days from March 28, 2013) requiring quarterly principal payments, beginning on June 30, 2013 and continuing through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, beginning on June 30, 2013 and continuing through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the United States (U.S.), with a $150.0 million sub-facility available to one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries, and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of March 31, 2013 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2013 and December 31, 2012,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

we had $108.4 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.8% and 3.2%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2013, letters of credit totaling $16.9 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2013 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of March 31, 2013, we had $415.0 million of term loan facilities principal outstanding (including $200.0 million of tranche A term loan facility and $215.0 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million, and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities), which are also included in the accompanying consolidated balance sheets.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, we recorded net gains of $2.3 million and $2.1 million, respectively, to other comprehensive income in relation to such interest rate swap agreements. As of March 31, 2013 and December 31, 2012, the fair values of these interest rate swap agreements were reflected as a $45.7 million liability and a $48.0 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

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

On March 14, 2013, CBRE Services, Inc. (CBRE), our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from public equity offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the remaining 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at March 31, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes, 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 6.74x for the trailing twelve months ended March 31, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.75x as of March 31, 2013.

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

We had outstanding letters of credit totaling $18.6 million as of March 31, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2013.

We had guarantees totaling $25.8 million as of March 31, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $25.8 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (U.K.) (in excess of our outstanding pension liability of $58.7 million as of March 31, 2013), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through August 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Federal National Mortgage Association (Fannie Mae), under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $6.2 billion at March 31, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $492.1 million at March 31, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2013 and December 31, 2012, CBRE MCI had $10.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $11.2 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $246.9 million (including $120.9 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2013, we had aggregate commitments of $30.8 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2013, we had committed to fund $14.7 million of additional capital to these unconsolidated subsidiaries.

11. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2013	2012
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$37,546	$26,975
Weighted average shares outstanding for basic income per share	326,759,455	320,671,395

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.11	$0.08

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$37,546	$26,975
Weighted average shares outstanding for basic income per share	326,759,455	320,671,395
Dilutive effect of contingently issuable shares	2,999,485	3,233,304
Dilutive effect of stock options	1,043,612	1,834,160

Weighted average shares outstanding for diluted income per share	330,802,552	325,738,859

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.11	$0.08

For the three months ended March 31, 2012, 44,814 contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2013 and 2012, options to purchase 82,847 shares and 103,423 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Interest cost	$3,888	$3,860
Expected return on plan assets	(3,929)	(3,599)
Amortization of unrecognized net loss	619	581

Net periodic pension cost	$578	$842

We contributed $1.3 million to fund our pension plans during the three months ended March 31, 2013. We expect to contribute a total of $5.3 million to fund our pension plans for the year ending December 31, 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three months ended March 31, 2013 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

Three Months Ended
March 31, 2013
Revenue	$3,963
Costs and expenses:
Operating, administrative and other	1,979
Depreciation and amortization	256

Total costs and expenses	2,235
Gain on disposition of real estate	22,181

Operating income	23,909
Interest expense	1,781

Income from discontinued operations, before provision for income taxes	22,128
Provision for income taxes	939

Income from discontinued operations, net of income taxes	21,189
Less: Income from discontinued operations attributable to non-controlling interests	19,733

Income from discontinued operations attributable to CBRE Group, Inc.	$1,456

14. Segments

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in North America, Europe and Asia.

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue
Americas	$925,972	$845,326
EMEA	228,634	197,386
Asia Pacific	181,431	167,201
Global Investment Management	126,642	125,200
Development Services	12,384	14,876

	$1,475,063	$1,349,989

	Three Months Ended March 31,
	2013	2012
EBITDA
Americas	$106,351	$101,237
EMEA	(545)	(7,097)
Asia Pacific	5,847	2,283
Global Investment Management	40,326	34,593
Development Services	7,775	9,507

	$159,754	$140,523

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Americas
Net income attributable to CBRE Group, Inc.	$29,538	$33,567
Add:
Depreciation and amortization	27,833	18,326
Interest expense	32,259	35,601
Write-off of financing costs	13,580	—
Royalty and management service income	(10,223)	(6,617)
Provision for income taxes	14,653	21,753
Less:
Interest income	1,289	1,393

EBITDA	$106,351	$101,237

EMEA
Net loss attributable to CBRE Group, Inc.	$(5,800)	$(9,376)
Add:
Depreciation and amortization	5,396	3,291
Interest expense	2,005	2,468
Royalty and management service expense	4,141	2,608
Benefit of income taxes	(2,034)	(1,410)
Less:
Interest income	4,253	4,678

EBITDA	$(545)	$(7,097)

Asia Pacific
Net loss attributable to CBRE Group, Inc.	$(1,449)	$(3,135)
Add:
Depreciation and amortization	2,882	2,739
Interest expense	672	861
Royalty and management service expense	4,663	3,962
Benefit of income taxes	(809)	(1,999)
Less:
Interest income	112	145

EBITDA	$5,847	$2,283

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Global Investment Management
Net income attributable to CBRE Group, Inc.	$13,121	$3,591
Add:
Depreciation and amortization (1)	8,929	19,225
Interest expense (2)	10,490	6,359
Royalty and management service expense	1,419	47
Provision for income taxes	6,591	5,652
Less:
Interest income	224	281

EBITDA (3)	$40,326	$34,593

Development Services
Net income attributable to CBRE Group, Inc.	$2,136	$2,328
Add:
Depreciation and amortization (4)	1,497	2,876
Interest expense (5)	2,733	2,972
Provision for income taxes (6)	1,542	1,417
Less:
Interest income	133	86

EBITDA (7)	$7,775	$9,507

(1)	Includes depreciation and amortization related to discontinued operations of $0.1 million for the three months ended March 31, 2013.
(2)	Includes interest expense related to discontinued operations of $0.5 million for the three months ended March 31, 2013.
(3)	Includes EBITDA related to discontinued operations of $0.6 million for the three months ended March 31, 2013.
(4)	Includes depreciation and amortization related to discontinued operations of $0.1 million for the three months ended March 31, 2013.
(5)	Includes interest expense related to discontinued operations of $1.3 million for the three months ended March 31, 2013.
(6)	Includes provision for income taxes related to discontinued operations of $0.9 million for the three months ended March 31, 2013.
(7)	Includes EBITDA related to discontinued operations of $3.8 million for the three months ended March 31, 2013.

15. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012; condensed consolidating statements of operations for the three months ended March 31, 2013 and 2012; condensed consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012; and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$36	$15,736	$139,606	$363,322	$—	$518,700
Restricted cash	—	6,863	4,302	57,354	—	68,519
Receivables, net	—	—	466,927	739,217	—	1,206,144
Warehouse receivables (a)	—	—	686,961	163,660	—	850,621
Trading securities	—	—	124	93,099	—	93,223
Income taxes receivable	3,492	7,284	—	45,850	(105)	56,521
Prepaid expenses	—	1,581	46,510	46,541	—	94,632
Deferred tax assets, net	—	—	149,960	54,026	—	203,986
Real estate and other assets held for sale	—	—	1,446	82,047	—	83,493
Available for sale securities	—	—	685	—	—	685
Other current assets	—	—	40,942	15,367	—	56,309

Total Current Assets	3,528	31,464	1,537,463	1,660,483	(105)	3,232,833
Property and equipment, net	—	—	256,164	106,257	—	362,421
Goodwill	—	—	1,016,392	835,553	—	1,851,945
Other intangible assets, net	—	—	469,821	324,883	—	794,704
Investments in unconsolidated subsidiaries	—	—	127,759	84,369	—	212,128
Investments in consolidated subsidiaries	1,996,100	2,277,171	1,308,069	—	(5,581,340)	—
Intercompany loan receivable	—	1,792,595	700,000	—	(2,492,595)	—
Real estate under development	—	—	799	11,740	—	12,539
Real estate held for investment	—	—	2,561	190,530	—	193,091
Available for sale securities	—	—	69,584	2,940	—	72,524
Other assets, net	—	53,577	68,320	33,558	—	155,455

Total Assets	$1,999,628	$4,154,807	$5,556,932	$3,250,313	$(8,074,040)	$6,887,640

Current Liabilities:
Accounts payable and accrued expenses	$—	$29,589	$127,967	$440,264	$—	$597,820
Compensation and employee benefits payable	—	626	202,508	166,499	—	369,633
Accrued bonus and profit sharing	—	—	119,343	211,266	—	330,609
Securities sold, not yet purchased	—	—	—	39,728	—	39,728
Income taxes payable	—	—	105	—	(105)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	676,993	160,049	—	837,042
Revolving credit facility	—	76,883	—	31,524	—	108,407
Other	—	—	16	—	—	16

Total short-term borrowings	—	76,883	677,009	191,573	—	945,465
Current maturities of long-term debt	—	39,650	2,468	32	—	42,150
Notes payable on real estate	—	—	—	24,729	—	24,729
Liabilities related to real estate and other assets held for sale	—	—	17	60,549	—	60,566
Other current liabilities	—	—	41,198	1,637	—	42,835

Total Current Liabilities	—	146,748	1,170,615	1,136,277	(105)	2,453,535
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
11.625% senior subordinated notes, net	—	440,929	—	—	—	440,929
Senior secured term loans	—	375,350	—	—	—	375,350
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	5,403	96	—	5,499
Intercompany loan payable	424,357	—	1,766,675	301,563	(2,492,595)	—

Total Long-Term Debt	424,357	1,966,279	1,772,078	301,659	(2,492,595)	1,971,778
Notes payable on real estate	—	—	—	158,843	—	158,843
Deferred tax liabilities, net	—	—	120,226	67,068	—	187,294
Non-current tax liabilities	—	—	80,336	3,336	—	83,672
Pension liability	—	—	—	58,747	—	58,747
Other liabilities	—	45,680	136,506	85,798	—	267,984

Total Liabilities	424,357	2,158,707	3,279,761	1,811,728	(2,492,700)	5,181,853
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,575,271	1,996,100	2,277,171	1,308,069	(5,581,340)	1,575,271
Non-controlling interests	—	—	—	130,516	—	130,516

Total Equity	1,575,271	1,996,100	2,277,171	1,438,585	(5,581,340)	1,705,787

Total Liabilities and Equity	$1,999,628	$4,154,807	$5,556,932	$3,250,313	$(8,074,040)	$6,887,640

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 5.00% senior notes, 11.625% senior subordinated notes, 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Master Repurchase Agreement, Bank of America (BofA), Capital One, N.A. (Capital One), JP Morgan Chase Bank, N.A. (JP Morgan) and TD Bank, N.A. (TD Bank) lines of credit are pledged to JP Morgan, BofA, Capital One and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$18,312	$680,112	$390,868	$—	$1,089,297
Restricted cash	—	6,863	4,155	62,658	—	73,676
Receivables, net	—	5	465,226	797,592	—	1,262,823
Warehouse receivables (a)	—	—	602,425	445,915	—	1,048,340
Trading securities	—	—	113	101,218	—	101,331
Income taxes receivable	17,637	6,580	—	49,233	(55,603)	17,847
Prepaid expenses	—	—	47,071	54,546	—	101,617
Deferred tax assets, net	—	—	149,959	55,787	—	205,746
Real estate and other assets held for sale	—	—	—	130,499	—	130,499
Available for sale securities	—	—	679	—	—	679
Other current assets	—	—	30,674	22,021	—	52,695

Total Current Assets	17,642	31,760	1,980,414	2,110,337	(55,603)	4,084,550
Property and equipment, net	—	—	263,661	115,515	—	379,176
Goodwill	—	—	1,023,842	865,760	—	1,889,602
Other intangible assets, net	—	—	463,487	323,306	—	786,793
Investments in unconsolidated subsidiaries	—	—	119,402	87,396	—	206,798
Investments in consolidated subsidiaries	1,912,207	2,529,531	1,329,992	—	(5,771,730)	—
Intercompany loan receivable	—	1,521,065	700,000	—	(2,221,065)	—
Real estate under development	—	—	799	26,517	—	27,316
Real estate held for investment	—	—	4,006	231,039	—	235,045
Available for sale securities	—	—	53,980	3,141	—	57,121
Other assets, net	—	41,035	67,099	35,007	—	143,141

Total Assets	$1,929,849	$4,123,391	$6,006,682	$3,798,018	$(8,048,398)	$7,809,542

Current Liabilities:
Accounts payable and accrued expenses	$—	$8,956	$122,598	$450,740	$—	$582,294
Compensation and employee benefits payable	—	626	252,365	187,200	—	440,191
Accrued bonus and profit sharing	—	—	298,591	241,553	—	540,144
Securities sold, not yet purchased	—	—	—	54,103	—	54,103
Income taxes payable	—	—	55,603	—	(55,603)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	588,813	437,568	—	1,026,381
Revolving credit facility	—	10,557	—	62,407	—	72,964
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,557	588,829	499,975	—	1,099,361
Current maturities of long-term debt	—	46,000	2,439	24,717	—	73,156
Notes payable on real estate	—	—	—	35,212	—	35,212
Liabilities related to real estate and other assets held for sale	—	—	—	104,627	—	104,627
Other current liabilities	—	—	40,989	2,216	—	43,205

Total Current Liabilities	—	66,139	1,361,414	1,600,343	(55,603)	2,972,293
Long-Term Debt:
Senior secured term loans	—	1,306,500	—	250,569	—	1,557,069
11.625% senior subordinated notes, net	—	440,523	—	—	—	440,523
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	6,752	105	—	6,857
Intercompany loan payable	390,638	—	1,779,055	51,372	(2,221,065)	—

Total Long-Term Debt	390,638	2,097,023	1,785,807	302,046	(2,221,065)	2,354,449
Notes payable on real estate	—	—	—	189,258	—	189,258
Deferred tax liabilities, net	—	—	119,896	72,066	—	191,962
Non-current tax liabilities	—	—	77,451	4,424	—	81,875
Pension liability	—	—	—	63,528	—	63,528
Other liabilities	—	48,022	132,583	93,760	—	274,365

Total Liabilities	390,638	2,211,184	3,477,151	2,325,425	(2,276,668)	6,127,730
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,539,211	1,912,207	2,529,531	1,329,992	(5,771,730)	1,539,211
Non-controlling interests	—	—	—	142,601	—	142,601

Total Equity	1,539,211	1,912,207	2,529,531	1,472,593	(5,771,730)	1,681,812

Total Liabilities and Equity	$1,929,849	$4,123,391	$6,006,682	$3,798,018	$(8,048,398)	$7,809,542

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries, which jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Master Repurchase Agreement, BofA, Capital One, TD Bank, JP Morgan and Fannie Mae ASAP lines of credit are pledged to JP Morgan, BofA, Capital One, TD Bank and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$848,408	$626,655	$—	$1,475,063
Costs and expenses:
Cost of services	—	—	524,655	336,561	—	861,216
Operating, administrative and other	9,367	1,331	228,183	230,660	—	469,541
Depreciation and amortization	—	—	25,122	21,159	—	46,281

Total costs and expenses	9,367	1,331	777,960	588,380	—	1,377,038
Gain on disposition of real estate	—	—	—	3,149	—	3,149

Operating (loss) income	(9,367)	(1,331)	70,448	41,424	—	101,174
Equity income from unconsolidated subsidiaries	—	—	9,692	57	—	9,749
Other (loss) income	—	(7)	926	1,775	—	2,694
Interest income	—	32,280	793	1,230	(32,275)	2,028
Interest expense	—	36,903	33,177	4,590	(32,275)	42,395
Write-off of financing costs	—	13,580	—	—	—	13,580
Royalty and management service (income) expense	—	—	(13,385)	13,385	—	—
Income from consolidated subsidiaries	43,421	55,678	14,397	—	(113,496)	—

Income from continuing operations before (benefit of) provision for income taxes	34,054	36,137	76,464	26,511	(113,496)	59,670
(Benefit of) provision for income taxes	(3,492)	(7,284)	20,786	8,994	—	19,004

Income from continuing operations	37,546	43,421	55,678	17,517	(113,496)	40,666
Income from discontinued operations, net of income taxes	—	—	—	21,189	—	21,189

Net income	37,546	43,421	55,678	38,706	(113,496)	61,855
Less: Net income attributable to non-controlling interests	—	—	—	24,309	—	24,309

Net income attributable to CBRE Group, Inc.	$37,546	$43,421	$55,678	$14,397	$(113,496)	$37,546

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$781,984	$568,005	$—	$1,349,989
Costs and expenses:
Cost of services	—	—	480,364	307,192	—	787,556
Operating, administrative and other	10,328	941	204,683	224,770	—	440,722
Depreciation and amortization	—	—	18,622	27,835	—	46,457

Total costs and expenses	10,328	941	703,669	559,797	—	1,274,735
Gain on disposition of real estate	—	—	—	809	—	809

Operating (loss) income	(10,328)	(941)	78,315	9,017	—	76,063
Equity income from unconsolidated subsidiaries	—	—	13,294	1,092	—	14,386
Other income	—	—	267	6,321	—	6,588
Interest income	—	23,077	975	777	(22,526)	2,303
Interest expense	—	35,791	22,652	8,064	(22,526)	43,981
Royalty and management service (income) expense	—	—	(7,861)	7,861	—	—
Income (loss) from consolidated subsidiaries	33,457	42,027	(5,716)	—	(69,768)	—

Income before (benefit of) provision for income taxes	23,129	28,372	72,344	1,282	(69,768)	55,359
(Benefit of) provision for income taxes	(3,846)	(5,085)	30,317	4,027	—	25,413

Net income (loss)	26,975	33,457	42,027	(2,745)	(69,768)	29,946
Less: Net income attributable to non-controlling interests	—	—	—	2,971	—	2,971

Net income (loss) attributable to CBRE Group, Inc.	$26,975	$33,457	$42,027	$(5,716)	$(69,768)	$26,975

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$37,546	$43,421	$55,678	$38,706	$(113,496)	$61,855
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(22,791)	—	(22,791)
Unrealized gains on interest rate swaps and interest rate caps, net	—	1,428	—	7	—	1,435
Unrealized losses on available for sale securities, net	—	—	(168)	—	—	(168)
Other, net	—	—	1,163	—	—	1,163

Total other comprehensive income (loss)	—	1,428	995	(22,784)	—	(20,361)
Comprehensive income	37,546	44,849	56,673	15,922	(113,496)	41,494
Less: Comprehensive income attributable to non-controlling interests	—	—	—	24,350	—	24,350

Comprehensive income (loss) attributable to CBRE Group, Inc.	$37,546	$44,849	$56,673	$(8,428)	$(113,496)	$17,144

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$26,975	$33,457	$42,027	$(2,745)	$(69,768)	$29,946
Other comprehensive income:
Foreign currency translation gain	—	—	—	18,522	—	18,522
Unrealized gains on interest rate swaps and interest rate caps, net	—	1,252	—	2	—	1,254
Unrealized gains on available for sale securities, net	—	—	914	—	—	914
Other, net	—	—	(500)	—	—	(500)

Total other comprehensive income	—	1,252	414	18,524	—	20,190
Comprehensive income	26,975	34,709	42,441	15,779	(69,768)	50,136
Less: Comprehensive income attributable to non-controlling interests	—	—	—	3,167	—	3,167

Comprehensive income attributable to CBRE Group, Inc.	$26,975	$34,709	$42,441	$12,612	$(69,768)	$46,969

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$20,538	$19,553	$(237,083)	$117,106	$(79,886)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(5,732)	(3,083)	(8,815)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	—	—	—	(6,725)	(6,725)
Contributions to unconsolidated subsidiaries	—	—	(7,691)	301	(7,390)
Distributions from unconsolidated subsidiaries	—	—	7,110	8	7,118
Net proceeds from disposition of real estate held for investment	—	—	—	34,367	34,367
Additions to real estate held for investment	—	—	—	(403)	(403)
Proceeds from the sale of servicing rights and other assets	—	—	2,890	4,273	7,163
(Increase) decrease in restricted cash	—	—	(147)	2,829	2,682
Purchase of available for sale securities	—	—	(34,192)	—	(34,192)
Proceeds from the sale of available for sale securities	—	—	19,267	—	19,267
Other investing activities, net	—	—	479	—	479

Net cash (used in) provided by investing activities	—	—	(18,016)	31,567	13,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	415,000	—	—	415,000
Repayment of senior secured term loans	—	(1,352,500)	—	(256,780)	(1,609,280)
Proceeds from revolving credit facility	—	100,000	—	23,490	123,490
Repayment of revolving credit facility	—	(33,000)	—	(53,236)	(86,236)
Proceeds from issuance of 5.00% senior notes	—	800,000	—	—	800,000
Proceeds from notes payable on real estate held for investment	—	—	—	249	249
Repayment of notes payable on real estate held for investment	—	—	—	(23,958)	(23,958)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,559	1,559
Repayment of notes payable on real estate held for sale and under development	—	—	—	(63,550)	(63,550)
Incremental tax benefit from stock options exercised	7,901	—	—	—	7,901
Non-controlling interests contributions	—	—	—	65	65
Non-controlling interests distributions	—	—	—	(37,437)	(37,437)
Payment of financing costs	—	(25,695)	—	(321)	(26,016)
(Increase) decrease in intercompany receivables, net	(31,406)	74,066	(283,970)	241,310	—
Other financing activities, net	2,998	—	(1,437)	(13)	1,548

Net cash used in financing activities	(20,507)	(22,129)	(285,407)	(168,622)	(496,665)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(7,597)	(7,597)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	(2,576)	(540,506)	(27,546)	(570,597)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,312	680,112	390,868	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$36	$15,736	$139,606	$363,322	$518,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$14,502	$220	$5,819	$20,541

Income tax payments, net	$—	$—	$40,131	$13,590	$53,721

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$16,837	$10,685	$(269,646)	$(56,825)	$(298,949)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(1,910)	(6,176)	(8,086)
Contributions to unconsolidated subsidiaries	—	—	(8,272)	(3,083)	(11,355)
Distributions from unconsolidated subsidiaries	—	—	1,859	2,791	4,650
Additions to real estate held for investment	—	—	—	(1,171)	(1,171)
Proceeds from the sale of servicing rights and other assets	—	—	5,478	531	6,009
(Increase) decrease in restricted cash	—	(15)	(2,667)	9,527	6,845
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Purchase of available for sale securities	—	—	(11,917)	—	(11,917)
Proceeds from the sale of available for sale securities	—	—	9,947	—	9,947
Other investing activities, net	—	—	3,629	241	3,870

Net cash used in investing activities	—	(15)	(3,853)	(70,527)	(74,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(11,500)	—	(5,563)	(17,063)
Repayment of revolving credit facility	—	—	—	(10,795)	(10,795)
Proceeds from notes payable on real estate held for investment	—	—	—	3,251	3,251
Repayment of notes payable on real estate held for investment	—	—	—	(1,716)	(1,716)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,207	1,207
Repayment of notes payable on real estate held for sale and under development	—	—	—	(561)	(561)
Incremental tax benefit from stock options exercised	39	—	—	—	39
Non-controlling interests contributions	—	—	—	15,186	15,186
Non-controlling interests distributions	—	—	—	(14,117)	(14,117)
Payment of financing costs	—	(15)	—	(20)	(35)
(Increase) decrease in intercompany receivables, net	(19,001)	(201,613)	175,935	44,679	—
Other financing activities, net	2,125	—	—	(6)	2,119

Net cash (used in) provided by financing activities	(16,837)	(213,128)	175,935	31,545	(22,485)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	6,584	6,584

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(202,458)	(97,564)	(89,223)	(389,245)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	351,455	443,352	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$95,912	$253,891	$354,129	$703,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$17,297	$2	$4,361	$21,660

Income tax payments, net	$—	$—	$45,585	$29,036	$74,621

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended March 31, 2013 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2012 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2012, excluding independent affiliates, we operated in more than 300 offices worldwide, with approximately 37,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. We have been the only commercial real estate services company in the S&P 500 since 2006, and in the Fortune 500 since 2008. In September 2012, we were named the Global Real Estate Advisor of the Year by Euromoney. In 2013, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and the highest ranked real estate outsourcing company by the International Association of Outsourcing Professionals, which, for the second year in a row, also ranked us #4 overall among outsourcing companies across all industries.

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

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, as they were in 2008 and 2009, we have moved decisively to improve financial performance by lowering operating expenses. As general economic conditions and our financial performance improved, we restored certain expenses beginning in 2010. Notwithstanding the ongoing, slow market recovery, challenges to the macro economy remain and a return of adverse global and regional economic trends is one of the most significant risks to the performance of our operations and our financial condition.

During the downturn, economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and have steadily improved for the past three years driven by slow but positive economic growth in the United States. Reflecting this gradual recovery, national vacancy rates in the United States have declined modestly and rental rates have risen slightly, while the ready availability of low-cost credit and investors’ search for yield has sustained continued increases in property sales activity. Overall, however, occupiers and investors have remained cautious and both sales and leasing activity continued to be well below the levels experienced in 2006 and 2007.

In Europe, weak market conditions first became evident in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies fell into recession in 2008, which deepened and persisted throughout 2009. Economic activity improved in 2010, but began to weaken again in 2011 and 2012, due to the effects of the European sovereign debt crisis. As a result, economic growth in Europe has lagged behind other parts of the world for the past two years. While rents have essentially remained flat, leasing velocity has slowed in many major markets in Europe, as occupiers have been reluctant to make long-term space commitments. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. Despite recovering strongly in 2010, particularly in larger markets, investment sales have been tepid across most of Europe for much of the past two years, although activity picked up moderately in late 2012 and early 2013. European sovereign debt issues and weak economic growth have resulted in a polarization of the investment market, with capital flowing primarily to markets perceived as safe havens, such as those in the United Kingdom and Germany.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn in 2008 and 2009, resulting in lower investment sales and leasing activity in the region. Transaction activity in Asia Pacific revived significantly in late 2009 and remained strong throughout 2010 and most of 2011. However, transaction activity has moderated since early 2012, as both occupiers and investors have become more cautious, reflecting slower domestic growth and the effects of economic uncertainty in the United States and Europe on the region’s export-based economies.

Real estate investment management and property development activity were also adversely affected by deteriorating conditions beginning in late 2007, which lowered property values, and constrained financing and disposition opportunities. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have gradually recovered since 2010.

The further recovery of our global sales, leasing, investment management and development services operations depends on the continued improvement of market fundamentals, including more robust economic growth and job creation; stable and healthy global credit markets; and stronger business and investor confidence.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. In December 2006, we acquired the Trammell Crow Company (the Trammell Crow Company Acquisition), our largest acquisition to date, which deepened our outsourcing services offerings for corporate and institutional clients, especially project and facilities management, strengthened our ability to provide integrated management solutions across geographies, and established resources and expertise to offer real estate development services throughout the United States. In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING), which bolstered our global real estate investment management business and further diversified our service offerings. The acquisitions of the ING businesses (collectively referred to as the REIM Acquisitions) included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business, along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. From 2005 to 2010, we completed 60 in-fill acquisitions for an aggregate purchase price of approximately $601 million, with most of these completed before the recession in 2008. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. During 2012, we completed five in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, a niche real estate investment advisor and an independent commercial and residential property partnership in the United Kingdom, and a brokerage and property management firm in Atlanta. During the three months ended March 31, 2013, we completed one in-fill acquisition of a firm specializing in property management in the Czech Republic and Slovakia. As market conditions continue to improve, we believe acquisitions may once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through March 31, 2013, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with the Trammell Crow Company Acquisition and $110.9 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions.

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

Our Global Investment Management business has a significant amount of Euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which has seen a continuing crisis in sovereign debt resulting in a more pronounced movement in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

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

Leverage

We are leveraged and have significant debt service obligations. As of March 31, 2013, our total debt, excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.1 billion.

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

For example, in March 2013, we began a series of financing transactions that we expect will reduce interest expense, significantly extend the weighted average maturity of our outstanding debt and give us increased flexibility. These transactions included the amendment and restatement of our credit agreement, which now provides for a $715.0 million term loan facility and an expanded $1.2 billion revolving credit facility (of which $108.4 million was drawn at March 31, 2013) and the issuance of $800.0 million of new 5.00% fixed-rate senior notes. In June 2013, subject to market or other conditions, we expect to redeem all of the $450.0 million of 11.625% senior subordinated notes, which will result in a redemption premium of $26.2 million, and to draw down all term loans ($300.0 million is on a delayed-draw basis). Following the completion of these refinancing actions, we will have lowered our corporate debt by nearly $500 million. On a proforma basis for 2012, these refinancing actions would have reduced annual interest expense by approximately $50 million. During the three months ended March 31, 2013, in connection with all of these financing activities, we incurred approximately $28.0 million of financing costs, of which $3.2 million was expensed in the current quarter, along with $10.4 million of previously-deferred financing costs. During the three months ended June 30, 2013, we expect to write-off an additional $16 million of costs, which includes the write-off of previously deferred financing costs and the write-off of unamortized original issue discount associated with the 11.625% senior subordinated notes.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these policies as of March 31, 2013.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2013 and 2012, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
Revenue	$1,475,063	100.0%	$1,349,989	100.0%
Costs and expenses:
Cost of services	861,216	58.4	787,556	58.3
Operating, administrative and other	469,541	31.8	440,722	32.6
Depreciation and amortization	46,281	3.1	46,457	3.5

Total costs and expenses	1,377,038	93.3	1,274,735	94.4
Gain on disposition of real estate	3,149	0.2	809	0.1

Operating income	101,174	6.9	76,063	5.7
Equity income from unconsolidated subsidiaries	9,749	0.6	14,386	1.1
Other income	2,694	0.2	6,588	0.5
Interest income	2,028	0.1	2,303	0.1
Interest expense	42,395	2.9	43,981	3.3
Write-off of financing costs	13,580	0.9	—	—

Income from continuing operations before provision for income taxes	59,670	4.0	55,359	4.1
Provision for income taxes	19,004	1.2	25,413	1.9

Income from continuing operations	40,666	2.8	29,946	2.2
Income from discontinued operations, net of income taxes	21,189	1.4	—	—

Net income	61,855	4.2	29,946	2.2
Less: Net income attributable to non-controlling interests	24,309	1.7	2,971	0.2

Net income attributable to CBRE Group, Inc.	$37,546	2.5%	$26,975	2.0%

EBITDA (1)	$159,754	10.8%	$140,523	10.4%

EBITDA, as adjusted (1)	$161,279	10.9%	$150,488	11.1%

(1)	Includes EBITDA related to discontinued operations of $4.4 million for the three months ended March 31, 2013.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to CBRE Group, Inc.	$37,546	$26,975
Add:
Depreciation and amortization (1)	46,537	46,457
Interest expense (2)	44,176	43,981
Write-off of financing costs	13,580	—
Provision for income taxes (3)	19,943	25,413
Less:
Interest income	2,028	2,303

EBITDA (4)	$159,754	$140,523
Adjustments:
Integration and other costs related to acquisitions	1,525	9,965

EBITDA, as adjusted (4)	$161,279	$150,488

(1)	Includes depreciation and amortization related to discontinued operations of $0.3 million for the three months ended March 31, 2013.
(2)	Includes interest expense related to discontinued operations of $1.8 million for the three months ended March 31, 2013.
(3)	Includes provision for income taxes related to discontinued operations of $0.9 million for the three months ended March 31, 2013.
(4)	Includes EBITDA related to discontinued operations of $4.4 million for the three months ended March 31, 2013.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We reported consolidated net income of $37.5 million for the three months ended March 31, 2013 on revenue of $1.5 billion as compared to consolidated net income of $27.0 million on revenue of $1.3 billion for the three months ended March 31, 2012.

Our revenue on a consolidated basis for the three months ended March 31, 2013 increased by $125.1 million, or 9.3%, as compared to the three months ended March 31, 2012. This increase was primarily driven by higher worldwide sales (up 21.0%), outsourcing (up 11.3%) and valuation (up 12.0%) activity. Increased commercial mortgage brokerage activity (up 15.7%) in our Americas segment also contributed to the positive variance. Foreign currency translation had a $10.1 million negative impact on total revenue during the three months ended March 31, 2013.

Our cost of services on a consolidated basis increased by $73.7 million, or 9.4%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $4.7 million positive impact on cost of services during the three months ended March 31, 2013. Cost of services as a percentage of revenue was essentially flat at 58.4% for the three months ended March 31, 2013 versus 58.3% for the three months ended March 31, 2012.

Our operating, administrative and other expenses on a consolidated basis increased by $28.8 million, or 6.5%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily driven by higher payroll-related costs, largely due to increased headcount, as well as higher consulting, marketing and travel costs. These increases were partially offset by $8.4 million of lower transaction and integration costs attributable to the REIM Acquisitions incurred in the current quarter. Foreign currency translation had a $3.0 million positive impact on total operating expenses during the three months ended March 31, 2013. Operating expenses as a percentage of revenue decreased from 32.6% for the three months ended March 31, 2012 to 31.8% for the three months ended March 31, 2013, primarily driven by the aforementioned lower costs associated with the REIM Acquisitions in the current year.

Our depreciation and amortization expense on a consolidated basis was relatively consistent at $46.3 million for the three months ended March 31, 2013 as compared to $46.5 million for the three months ended March 31, 2012. An increase in depreciation expense in the current year driven by technology-related capital expenditures occurring after the first quarter of 2012 and an increase in amortization expense related to mortgage servicing rights in the current year, was masked by a similar amount of intangible amortization expense related to ING REIM incentive fees in the three months ended March 31, 2012, which did not recur in the current year.

Our gain on disposition of real estate on a consolidated basis was $3.1 million for the three months ended March 31, 2013 as compared to $0.8 million for the three months ended March 31, 2012. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $4.6 million, or 32.2%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the prior year.

Our other income on a consolidated basis decreased by $3.9 million, or 59.1%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and was reported within our Global Investment Management segment. This decrease primarily relates to lower net realized and unrealized gains in the current year related to co-investments in our real estate securities business.

Our consolidated interest income was relatively consistent at $2.0 million for the three months ended March 31, 2013 versus $2.3 million for the three months ended March 31, 2012.

Our consolidated interest expense was relatively flat at $42.4 million for the three months ended March 31, 2013 as compared to $44.0 million for the three months ended March 31, 2012. In March 2013, we began a series of financing transactions, including the amendment and restatement of our credit agreement and the issuance of $800.0 million of new 5.00% senior notes. In June 2013, subject to market and other conditions, we plan to redeem all of the $450.0 million of 11.625% senior subordinated notes and draw down $300.0 million of additional term loans. We expect that these actions will significantly reduce future interest expense.

Our write-off of financing costs on a consolidated basis was $13.6 million for the three months ended March 31, 2013, which included the write-off of $10.4 million of unamortized deferred financing costs associated with our previous credit agreement and $3.2 million of fees incurred in connection with our new credit agreement.

Our provision for income taxes on a consolidated basis was $19.0 million for the three months ended March 31, 2013 as compared to $25.4 million for the three months ended March 31, 2012. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 34.5% for the three months ended March 31, 2013 as compared to 48.5% for the three months ended March 31, 2012. The decreases in our provision for income taxes and our effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses), the impact of discrete items and a decrease in losses sustained in jurisdictions where no tax benefit could be provided. We anticipate our full year 2013 effective tax rate to be approximately 35%.

Our consolidated income from discontinued operations, net of income taxes, was $21.2 million for the three months ended March 31, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $24.3 million for the three months ended March 31, 2013 as compared to $3.0 million for the three months ended March 31, 2012. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
Americas
Revenue	$925,972	100.0%	$845,326	100.0%
Costs and expenses:
Cost of services	594,021	64.2	542,400	64.2
Operating, administrative and other	229,486	24.8	203,837	24.1
Depreciation and amortization	27,833	3.0	18,326	2.1

Operating income	$74,632	8.0%	$80,763	9.6%

EBITDA (1)	$106,351	11.5%	$101,237	12.0%

EMEA
Revenue	$228,634	100.0%	$197,386	100.0%
Costs and expenses:
Cost of services	145,692	63.7	130,132	65.9
Operating, administrative and other	83,776	36.6	75,266	38.1
Depreciation and amortization	5,396	2.4	3,291	1.7

Operating loss	$(6,230)	(2.7)%	$(11,303)	(5.7)%

EBITDA (1)	$(545)	(0.2)%	$(7,097)	(3.6)%

Asia Pacific
Revenue	$181,431	100.0%	$167,201	100.0%
Costs and expenses:
Cost of services	121,503	67.0	115,024	68.8
Operating, administrative and other	54,124	29.8	49,824	29.8
Depreciation and amortization	2,882	1.6	2,739	1.6

Operating income (loss)	$2,922	1.6%	$(386)	(0.2)%

EBITDA (1)	$5,847	3.2%	$2,283	1.4%

Global Investment Management
Revenue	$126,642	100.0%	$125,200	100.0%
Costs and expenses:
Operating, administrative and other	87,754	69.3	94,575	75.5
Depreciation and amortization	8,811	7.0	19,225	15.4

Operating income	$30,077	23.7%	$11,400	9.1%

EBITDA (1) (2)	$40,326	31.8%	$34,593	27.6%

Development Services
Revenue	$12,384	100.0%	$14,876	100.0%
Costs and expenses:
Operating, administrative and other	14,401	116.3	17,220	115.8
Depreciation and amortization	1,359	10.9	2,876	19.3
Gain on disposition of real estate	3,149	25.4	809	5.4

Operating loss	$(227)	(1.8)%	$(4,411)	(29.7)%

EBITDA (1) (3)	$7,775	62.8%	$9,507	63.9%

(1)	See Note 14 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $0.6 million for the three months ended March 31, 2013.
(3)	Includes EBITDA related to discontinued operations of $3.8 million for the three months ended March 31, 2013.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Americas

Revenue increased by $80.6 million, or 9.5%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This improvement was primarily driven by higher sales, leasing and outsourcing activity as well as increased commercial mortgage brokerage and appraisal revenue. Foreign currency translation had a $3.0 million negative impact on total revenue during the three months ended March 31, 2013.

Cost of services increased by $51.6 million, or 9.5%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had a $1.1 million positive impact on cost of services during the three months ended March 31, 2013. Cost of services as a percentage of revenue was consistent at 64.2% for both the three months ended March 31, 2013 and 2012.

Operating, administrative and other expenses increased by $25.6 million, or 12.6%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount, as well as higher consulting and marketing costs. Foreign currency translation had a $1.1 million positive impact on total operating expenses during the three months ended March 31, 2013.

EMEA

Revenue increased by $31.2 million, or 15.8%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily driven by improved performance in France, Germany and the United Kingdom, most notably in sales and outsourcing, with leasing and valuation activity also providing positive contributions. Foreign currency translation had a $0.1 million negative impact on total revenue during the three months ended March 31, 2013.

Cost of services increased by $15.6 million, or 12.0%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to higher salaries and related costs associated with our property and facilities management contracts. Higher bonuses in the United Kingdom due to improved operating performance also contributed to the variance. Foreign currency translation had a $0.6 million negative impact on cost of services during the three months ended March 31, 2013. Cost of services as a percentage of revenue decreased to 63.7% for the three months ended March 31, 2013 from 65.9% for the three months ended March 31, 2012, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $8.5 million, or 11.3%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance, as well as higher marketing and travel costs. Foreign currency translation had a $0.1 million negative impact on total operating expenses during the three months ended March 31, 2013.

Asia Pacific

Revenue increased by $14.2 million, or 8.5%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, reflecting improved overall performance in several countries, most notably in Greater China and Singapore, particularly in sales revenue. Foreign currency translation had a $6.9 million negative impact on total revenue during the three months ended March 31, 2013, largely driven by the yen’s depreciation against the dollar in Japan.

Cost of services increased by $6.5 million, or 5.6%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, driven by higher salaries and related costs associated with our property and facilities management contracts throughout the region and increased commission expense resulting from higher sales transaction revenue. Foreign currency translation had a $4.2 million positive impact on cost of services during the three months ended March 31, 2013. Cost of services as a percentage of revenue decreased to 67.0% for the three months ended March 31, 2013 from 68.8% for the three months ended March 31, 2012, primarily driven by the increase in sales transaction revenue.

Operating, administrative and other expenses increased by $4.3 million, or 8.6%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from improved operating performance, as well as higher consulting costs. Foreign currency translation had a $2.0 million positive impact on total operating expenses during the three months ended March 31, 2013.

Global Investment Management

Revenue increased by $1.4 million, or 1.2%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily driven by higher asset management fees in our real estate securities business. Foreign currency translation had a $0.1 million negative impact on total revenue during the three months ended March 31, 2013.

Operating, administrative and other expenses decreased by $6.8 million, or 7.2%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily driven by lower transaction and integration costs associated with the REIM Acquisitions incurred in the current year. Foreign currency translation had a $0.1 million negative impact on total operating expenses during the three months ended March 31, 2013.

Total AUM as of March 31, 2013 amounted to $90.7 billion, representing a 1.4% decrease from year-end 2012. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Development Services

Revenue decreased by $2.5 million, or 16.8%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, attributable to lower rental revenue a result of property dispositions.

Operating, administrative and other expenses decreased by $2.8 million, or 16.4%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily driven by lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

As of March 31, 2013, development projects in process totaled $4.3 billion, up 2.4% from year-end 2012, and the inventory of pipeline deals totaled $1.9 billion, down 9.5% from year-end 2012.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2013 expected capital requirements include up to approximately $160 million of anticipated net capital expenditures. During the three months ended March 31, 2013, we incurred $3.4 million of net capital expenditures. As of March 31, 2013, we had aggregate commitments of $30.8 million to fund future co-investments in our Global Investment Management business, $27.0 million of which is expected to be funded in 2013. Additionally, as of March 31, 2013, we had committed to fund $14.7 million of additional capital to unconsolidated subsidiaries within our Development Services business, which may be called at any time. In recent years, the global credit markets have remained tight, which could affect both the availability and cost of our funding sources in the future.

During 2003 and 2006, we required substantial amounts of debt and equity financing to fund our acquisitions of Insignia Financial Group, Inc. and Trammell Crow Company. During 2011, we required substantial amounts of debt financing to fund the REIM Acquisitions. We also conducted two debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, and the second, in 2010, was to take advantage of low interest rates and term availability. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009 as well as the debt offering we completed in March 2013, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at lower interest rates, longer maturities or better terms.

As evidenced above, from time to time we consider potential strategic acquisitions. We believe that any future significant acquisitions that we may make could require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms, or at all, in the future if we decide to make any further material acquisitions.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $58.7 million and $63.5 million at March 31, 2013 and December 31, 2012, respectively. We expect to contribute a total of $5.3 million to fund our pension plans for the year ending December 31, 2013, of which $1.3 million was funded as of March 31, 2013.

The third long-term liquidity need is the payment of obligations related to acquisitions. As of March 31, 2013 and December 31, 2012, we had $14.4 million and $14.7 million, respectively, of deferred purchase consideration outstanding included in accounts payable and accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $79.9 million for the three months ended March 31, 2013, a decrease of $219.1 million as compared to the three months ended March 31, 2012. The decrease in cash used in operating activities in the current year was primarily due to a decrease in real estate held for sale and under development in the current year and higher net payments to vendors in the prior year. In addition, activities associated with our U.S.-based global real estate listed securities business and improved operating performance in the current year also contributed to the variance.

Investing Activities

Net cash provided by investing activities totaled $13.6 million for the three months ended March 31, 2013 as compared to net cash used in investing activities of $74.4 million for the three months ended March 31, 2012. This variance was primarily driven by a decrease in cash in the first quarter of 2012 as a result of the deconsolidation of CBRE Clarion U.S., L.P. in the prior year and higher proceeds received from the sale of real estate held for investment and available for sale securities in the current year. These items were partially offset by greater purchases of available for sale securities in the current year.

Financing Activities

Net cash used in financing activities totaled $496.7 million for the three months ended March 31, 2013, an increase of $474.2 million as compared to the three months ended March 31, 2012. The increase in cash used in financing activities was primarily due to our refinancing efforts in the first quarter of 2013, including the net repayment of $1.2 billion of senior secured term loans, partially offset by the issuance of $800.0 million of 5.00% senior notes. In addition, higher net repayments of notes payable on real estate within our Development Services segment in the current year also contributed to the increase.

Significant Indebtedness

Our level of indebtedness increases the possibility that we may be unable to pay the principal amount of our indebtedness and other obligations when due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Since 2001, we have maintained credit facilities with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. During the three months ended

March 31, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (as amended, the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

Our Credit Agreement currently provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 31, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million is on an optional delayed-draw basis for up to 120 days from March 28, 2013) requiring quarterly principal payments, beginning on June 30, 2013 and continuing through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, beginning on June 30, 2013 and continuing through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the United States, with a $150.0 million sub-facility available to one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2013 and December 31, 2012, we had $108.4 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 3.8% and 3.2%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2013, letters of credit totaling $16.9 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of March 31, 2013, we had $415.0 million of term loan facilities principal outstanding (including $200.0 million of tranche A term loan facility and $215.0 million of tranche B term loan facility), which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million, and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities principal outstanding), which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, the fair values of such interest rate swap agreements were reflected as a $45.7 million liability and a $48.0 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On March 14, 2013, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from public equity offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the remaining 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $800.0 million at March 31, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the remaining 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both March 31, 2013 and December 31, 2012.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes are unsecured senior subordinated obligations of CBRE and are jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrues at a rate of 11.625% per year and is payable semi-annually in arrears on June 15 and December 15. The 11.625% senior subordinated notes are redeemable at our option, in whole or in part, on or after June 15, 2013 at 105.813% of par on that date and at declining prices thereafter. At any time prior to June 15, 2013, the 11.625% senior subordinated notes may be redeemed by us, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the present value of the June 15, 2013 redemption price plus all remaining interest payments through June 15, 2013. In addition, prior to June 15, 2012, up to 35.0% of the original issued amount of the 11.625% senior subordinated notes may have been redeemed at 111.625% of par, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. In the event of a change of control (as defined in the indenture governing our 11.625% senior subordinated notes), we are obligated to make an offer to purchase the remaining 11.625% senior subordinated notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $440.9 million and $440.5 million at March 31, 2013 and December 31, 2012, respectively. In June 2013, subject to market and other conditions, we expect to redeem all of the 11.625% senior subordinated notes, which will be funded in part by drawing down the $300.0 million of delayed draw-basis tranche A term loan facility.

Our Credit Agreement and the indentures governing our 5.00% senior notes, 6.625% senior notes and 11.625% senior subordinated notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 6.74x for the trailing twelve months ended March 31, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.75x as of March 31, 2013. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 5.00% senior notes and 6.625% senior notes.

From time to time, Moody’s Investor Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or Standard & Poor’s, rate our senior debt. On March 5, 2013, Moody’s assigned a Ba1 rating to the $800.0 million of 5.00% senior notes and our new Credit Agreement. They also affirmed the Ba1 rating on our previous credit agreement and the 6.625% senior notes, and the Ba2 rating on the 11.625% senior subordinated notes. On March 5, 2013, Standard & Poor’s revised their outlook on our BB long-term issuer credit rating from stable to positive. They also assigned a BB rating to our new Credit Agreement and B+ rating to the $800.0 million of 5.00% senior notes. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings would impact the interest rates under our Credit Agreement should our ratings improve to investment grade. Furthermore, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $945.5 million and $1.1 billion with related average interest rates of 2.5% and 2.4% as of March 31, 2013 and December 31, 2012, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2013. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S.

Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2014. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 31, 2014. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under this facility.

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA, TD Bank, N.A., or TD Bank, and Capital One, N.A., or Capital One, for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Federal National Mortgage Association, or Fannie Mae, for the purpose of selling a percentage of certain closed multifamily loans.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $200.0 million line of credit, bears interest at the daily LIBOR plus 2.30% and has a maturity date of October 28, 2013.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The senior secured revolving line of credit currently provides for a $200.0 million line of credit, bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of May 29, 2013.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement, or ASAP Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding balance under the ASAP Program cannot exceed $200.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%. This arrangement is cancelable by Fannie Mae with notice.

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit currently provides for a $150.0 million line of credit, bears interest at the daily one-month LIBOR plus 2.0% with a maturity date of June 30, 2013.

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

During the three months ended March 31, 2013, we had a maximum of $1.0 billion of warehouse lines of credit principal outstanding. As of March 31, 2013 and December 31, 2012, we had $837.0 million and $1.0 billion of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $850.6 million and $1.0 billion of mortgage loans held for sale (warehouse receivables), as of March 31, 2013 and December 31, 2012, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $18.6 million as of March 31, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2013.

We had guarantees totaling $25.8 million as of March 31, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $25.8 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $58.7 million as of March 31, 2013), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through August 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $6.2 billion at March 31, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $492.1 million at March 31, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2013 and December 31, 2012, CBRE MCI had $10.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $11.2 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $246.9 million (including $120.9 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2013, we had aggregate commitments of $30.8 million to fund future co-investments, $27.0 million of which is expected to be funded in 2013. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2013, we had committed to fund $14.7 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

Seasonality

A significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities tends to be lower in the first two quarters and higher in the third and fourth quarters of each year. Earnings and cash flow have historically been particularly concentrated in the fourth quarter due to the focus on completing sales, financing and leasing transactions prior to calendar year-end. This has historically resulted in lower profits or a loss in the first quarter, with revenue and profitability improving in each subsequent quarter.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt would apply FASB Accounting Standards Codification, or ASC, Subtopic 360-20, “Property, Plant, and Equipment – Real Estate Sales,” to determine whether to derecognize assets and liabilities of that subsidiary. ASU 2011-10 is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of this update on January 1, 2013 did not have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables in general are not in the scope of ASU 2011-11. Both ASU 2011-11 and ASU 2013-01 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, with retrospective application required. The adoption of these updates on January 1, 2013 did not have a material impact on our disclosure requirements for our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other items that are not required under GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this update on January 1, 2013 did not have a material effect on our consolidated financial position, results of operations or disclosure requirements for our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU states that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•

the sustainability of the recovery in our investment sales and leasing business from the recessionary levels in 2008 and 2009, particularly in light of continuing European sovereign debt issues, the stagnant economy in many European countries as well as fiscal uncertainty in the United States;

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•

volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors impacting the value of real estate assets, inside and outside the United States, particularly Europe, which is experiencing sovereign debt issues;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration issues arising out of companies we may acquire;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	the weakened financial condition of certain of our clients;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•	trends in pricing and risk assumption for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate at or below current levels;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•

our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain industry-leading EBITDA margins;

•	the success of our planned redemption of the 11.625% senior subordinated notes in June 2013;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	the ability of our Global Investment Management business to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2012, in particular in Item 1A, Risk Factors, or in the other documents and reports we file with the Securities and Exchange Commission.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

During the three months ended March 31, 2013, approximately 40% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. On March 22, 2013, we entered into three option agreements, including one to sell a notional amount of 9.5 million Euros, which expires on June 26, 2013, one to sell a notional amount of 4.5 million Euros, which expires on September 26, 2013 and one to sell a notional amount of 21.0 million Euros, which expires on December 27, 2013. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were gains of $0.3 million and charges of $3.1 million for the three months ended March 31, 2013 and 2012, respectively, resulting from net gains and losses on foreign currency exchange option agreements. As of March 31, 2013, the fair values of these foreign currency exchange option agreements were reflected as a $1.6 million asset and were included in prepaid expenses in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the fair values of these interest rate swap agreements were reflected as a $45.7 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior secured term loans was approximately $415.0 million at March 31, 2013. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 6.625% senior notes and 11.625% senior subordinated notes were $809.2 million, $378.9 million and $475.2 million, respectively, at March 31, 2013.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at March 31,

2013, the net impact of the additional interest cost would be a decrease of $0.9 million on pre-tax income and an increase of $0.9 million on cash used in operating activities for the three months ended March 31, 2013.

We also have $242.6 million of notes payable on real estate as of March 31, 2013. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.3 million for the three months ended March 31, 2013. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibit

Number                 Description

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1		11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2		10/3/2011

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D/A	005-46943	25		7/25/2001

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1	6/23/2009

4.2(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1	9/10/2009

4.2(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1	7/29/2011

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1	10/12/2010

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001/32205	4.2	7/29/2011

4.4(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023					X

4.4(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.4(c)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3	4/16/2013

10.1	Amendment and Restatement Agreement, dated as of March 28, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent					X

10.2	Underwriting Agreement, dated March 11, 2013, among CBRE Group, Inc., CBRE Services, Inc. and certain of its subsidiaries, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, for themselves and on behalf of the several underwriters listed therein	8-K	001-32205	1.1	3/14/2013

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

CBRE GROUP, INC.

Date: May 10, 2013	/S/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: May 10, 2013	/S/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)