Form 10-Q
period 2013-06-30
CBRE GROUP, INC.
filed 2013-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Class A common stock outstanding at July 31, 2013 was 331,468,018.

FORM 10-Q

June 30, 2013

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$485,495	$1,089,297
Restricted cash	59,482	73,676
Receivables, less allowance for doubtful accounts of $36,917 and $35,492 at June 30, 2013 and December 31, 2012, respectively	1,222,364	1,262,823
Warehouse receivables	536,319	1,048,340
Trading securities	31,066	101,331
Income taxes receivable	64,355	17,847
Prepaid expenses	98,453	101,617
Deferred tax assets, net	201,874	205,746
Real estate and other assets held for sale	40,984	130,499
Available for sale securities	776	679
Other current assets	58,057	52,695

Total Current Assets	2,799,225	4,084,550
Property and equipment, net	369,697	379,176
Goodwill	1,842,070	1,889,602
Other intangible assets, net of accumulated amortization of $306,500 and $273,631 at June 30, 2013 and December 31, 2012, respectively	796,479	786,793
Investments in unconsolidated subsidiaries	209,205	206,798
Real estate under development	14,167	27,316
Real estate held for investment	112,037	235,045
Available for sale securities	57,752	57,121
Other assets, net	147,656	143,141

Total Assets	$6,348,288	$7,809,542

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$562,099	$582,294
Compensation and employee benefits payable	419,663	440,191
Accrued bonus and profit sharing	323,783	540,144
Securities sold, not yet purchased	6,725	54,103
Short-term borrowings:
Warehouse lines of credit	525,842	1,026,381
Revolving credit facility	140,308	72,964
Other	14,605	16

Total short-term borrowings	680,755	1,099,361
Current maturities of long-term debt	42,184	73,156
Notes payable on real estate	31,101	35,212
Liabilities related to real estate and other assets held for sale	24,883	104,627
Other current liabilities	41,903	43,205

Total Current Liabilities	2,133,096	2,972,293
Long-Term Debt:
5.00% senior notes	800,000	—
Senior secured term loans	665,438	1,557,069
6.625% senior notes	350,000	350,000
11.625% senior subordinated notes, net of unamortized discount of $9,477 at December 31, 2012	—	440,523
Other long-term debt	5,572	6,857

Total Long-Term Debt	1,821,010	2,354,449
Notes payable on real estate	94,445	189,258
Deferred tax liabilities, net	192,912	191,962
Non-current tax liabilities	83,985	81,875
Pension liability	58,031	63,528
Other liabilities	253,360	274,365

Total Liabilities	4,636,839	6,127,730
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 331,302,183 and 330,082,187 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,313	3,301
Additional paid-in capital	970,956	960,900
Accumulated earnings	847,502	740,054
Accumulated other comprehensive loss	(201,671)	(165,044)

Total CBRE Group, Inc. Stockholders’ Equity	1,620,100	1,539,211
Non-controlling interests	91,349	142,601

Total Equity	1,711,449	1,681,812

Total Liabilities and Equity	$6,348,288	$7,809,542

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,742,014	$1,601,117	$3,217,077	$2,951,106

Costs and expenses:
Cost of services	1,018,827	908,143	1,880,043	1,695,699
Operating, administrative and other	499,458	482,377	968,999	923,099
Depreciation and amortization	43,601	38,336	89,882	84,793

Total costs and expenses	1,561,886	1,428,856	2,938,924	2,703,591
Gain on disposition of real estate	7,496	439	10,645	1,248

Operating income	187,624	172,700	288,798	248,763
Equity income from unconsolidated subsidiaries	6,544	2,609	16,293	16,995
Other income (loss)	1,533	(2,104)	4,227	4,484
Interest income	1,490	1,585	3,518	3,888
Interest expense	37,532	44,411	79,927	88,392
Write-off of financing costs	42,715	—	56,295	—

Income from continuing operations before provision for income taxes	116,944	130,379	176,614	185,738
Provision for income taxes	45,815	54,780	64,819	80,193

Income from continuing operations	71,129	75,599	111,795	105,545
Income from discontinued operations, net of income taxes	3,105	—	24,294	—

Net income	74,234	75,599	136,089	105,545
Less: Net income (loss) attributable to non-controlling interests	4,332	(274)	28,641	2,697

Net income attributable to CBRE Group, Inc.	$69,902	$75,873	$107,448	$102,848

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.21	$0.24	$0.32	$0.32
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01	—

Net income attributable to CBRE Group, Inc.	$0.21	$0.24	$0.33	$0.32

Weighted average shares outstanding for basic income per share	327,423,589	320,852,344	327,093,358	320,761,873

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.21	$0.23	$0.31	$0.32
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01	—

Net income attributable to CBRE Group, Inc.	$0.21	$0.23	$0.32	$0.32

Weighted average shares outstanding for diluted income per share	331,631,185	326,081,681	331,218,705	325,910,274

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$69,277	$75,873	$105,367	$102,848
Income from discontinued operations, net of tax	625	—	2,081	—

Net income	$69,902	$75,873	$107,448	$102,848

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$74,234	$75,599	$136,089	$105,545
Other comprehensive loss:
Foreign currency translation loss	(24,524)	(40,181)	(47,315)	(21,659)
Unrealized gains (losses) on interest rate swaps and interest rate caps, net	7,683	(5,614)	9,118	(4,360)
Unrealized losses on available for sale securities, net	(216)	(1,100)	(384)	(186)
Other, net	33	333	1,196	(167)

Total other comprehensive loss	(17,024)	(46,562)	(37,385)	(26,372)

Comprehensive income	57,210	29,037	98,704	79,173
Less: Comprehensive income (loss) attributable to non-controlling interests	3,533	(857)	27,883	2,310

Comprehensive income attributable to CBRE Group, Inc.	$53,677	$29,894	$70,821	$76,863

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,089	$105,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	90,752	84,793
Amortization of financing costs	25,247	4,643
Amortization and write-off of debt discount	9,477	731
Gain on sale of loans, servicing rights and other assets	(50,623)	(43,776)
Net realized and unrealized gains from investments	(4,227)	(4,484)
Gain on disposition of real estate held for investment	(16,502)	—
Equity income from unconsolidated subsidiaries	(16,293)	(16,995)
Provision for doubtful accounts	3,618	6,842
Compensation expense related to stock options and non-vested stock awards	22,299	22,606
Incremental tax benefit from stock options exercised	(7,925)	(861)
Distribution of earnings from unconsolidated subsidiaries	7,884	8,017
Tenant concessions received	9,474	8,428
Purchase of trading securities	(66,941)	(121,412)
Proceeds from sale of trading securities	142,643	125,412
Proceeds from securities sold, not yet purchased	40,548	86,059
Securities purchased to cover short sales	(91,969)	(73,250)
Decrease in receivables	12,216	17,010
Increase in prepaid expenses and other assets	(7,728)	(10,831)
Decrease (increase) in real estate held for sale and under development	133,676	(9,378)
Decrease in accounts payable and accrued expenses	(14,898)	(47,455)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(218,109)	(284,895)
Increase in income taxes receivable/payable	(40,282)	(62,527)
(Decrease) increase in other liabilities	(8,447)	5,721
Other operating activities, net	(5,308)	(1,602)

Net cash provided by (used in) operating activities	84,671	(201,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,552)	(38,705)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(35,786)	(183)
Contributions to unconsolidated subsidiaries	(23,666)	(48,518)
Distributions from unconsolidated subsidiaries	21,875	11,583
Net proceeds from disposition of real estate held for investment	109,189	—
Additions to real estate held for investment	(1,800)	(2,562)
Proceeds from the sale of servicing rights and other assets	18,890	13,490
Decrease in restricted cash	10,176	2,909
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	(73,187)
Purchase of available for sale securities	(44,076)	(26,740)
Proceeds from the sale of available for sale securities	43,586	23,702
Other investing activities, net	6,194	4,664

Net cash provided by (used in) investing activities	65,030	(133,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	715,000	—
Repayment of senior secured term loans	(1,619,192)	(33,966)
Proceeds from revolving credit facility	338,127	23,222
Repayment of revolving credit facility	(266,236)	(15,230)
Proceeds from issuance of 5.00% senior notes	800,000	—
Repayment of 11.625% senior subordinated notes	(450,000)	—
Proceeds from notes payable on real estate held for investment	1,641	4,515
Repayment of notes payable on real estate held for investment	(72,369)	(9,727)
Proceeds from notes payable on real estate held for sale and under development	3,481	6,146
Repayment of notes payable on real estate held for sale and under development	(112,553)	(1,394)
Proceeds from short-term borrowings	14,743	4,683
Proceeds from exercise of stock options	3,986	3,137
Incremental tax benefit from stock options exercised	7,925	861
Non-controlling interests contributions	253	15,909
Non-controlling interests distributions	(74,543)	(24,080)
Payment of financing costs	(28,790)	(55)
Other financing activities, net	(1,462)	(58)

Net cash used in financing activities	(739,989)	(26,037)
Effect of currency exchange rate changes on cash and cash equivalents	(13,514)	(737)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(603,802)	(361,980)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,089,297	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$485,495	$731,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$66,575	$81,320

Income tax payments, net	$111,293	$143,350

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2012	$3,301	$960,900	$740,054	$(165,044)	$142,601	$1,681,812
Net income	—	—	107,448	—	28,641	136,089
Stock options exercised (including tax benefit)	12	11,899	—	—	—	11,911
Compensation expense for stock options and non-vested stock awards	—	22,299	—	—	—	22,299
Foreign currency translation loss	—	—	—	(46,557)	(758)	(47,315)
Unrealized gains on interest rate swaps and interest rate caps, net	—	—	—	9,118	—	9,118
Unrealized losses on available for sale securities, net	—	—	—	(384)	—	(384)
Contributions from non-controlling interests	—	—	—	—	253	253
Distributions to non-controlling interests	—	—	—	—	(74,543)	(74,543)
Acquisition of non-controlling interests	—	(20,244)	—	—	(6,224)	(26,468)
Other	—	(3,898)	—	1,196	1,379	(1,323)

Balance at June 30, 2013	$3,313	$970,956	$847,502	$(201,671)	$91,349	$1,711,449

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), have been prepared in accordance with the rules applicable to Quarterly Reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Certain reclassifications have been made to the 2012 financial statements to conform with the 2013 presentation.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2013. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2012.

2. New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU states that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. treasury rates and LIBOR. This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU applies to all entities that elect to apply hedge accounting of the benchmark interest rate. This ASU is effective prospectively for

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not believe the adoption of this update will have a material impact on our consolidated financial position.

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

During the six months ended June 30, 2012, the Venture funded $0.2 million of financial support to the Entities.

Operating results relating to the Entities for the three and six months ended June 30, 2013 and 2012 include the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$2,022	$3,720	$4,029	$6,594
Operating, administrative and other expenses	$1,036	$2,359	$2,046	$4,025
Income from discontinued operations, net of income taxes	$—	$—	$15,236	$—
Net (loss) income attributable to non-controlling interests	$(342)	$(1,170)	$14,551	$(2,017)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Investments in real estate of $40.8 million and $58.8 million and nonrecourse mortgage notes payable of $41.5 million ($0.9 million of which is current) and $61.7 million ($1.3 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. In addition, non-controlling deficits of $0.8 million and $2.7 million in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

In connection with our acquisition of Clarion Real Estate Securities (CRES) in 2011, we acquired CRES co-investments from ING Group N.V. in three funds (CRES Funds). In January 2012, one of the CRES Funds (CBRE Clarion U.S., L.P.) was converted to a registered mutual fund, the CBRE Clarion Long/Short Fund (the Fund). As a result of this triggering event, we determined that the Fund became a VIE and that we were not the primary beneficiary. Accordingly, in the first quarter of 2012, the Fund was deconsolidated from our consolidated financial statements and we recorded an investment in available for sale securities of $14.3 million. No gain or loss was recognized in our consolidated statement of operations as a result of this deconsolidation. During the second quarter of 2013, we fully redeemed our investment in the Fund. We continue to act as the Fund’s adviser, make investment decisions for the Fund and review, supervise and administer the Fund’s investment program.

As of June 30, 2013 and December 31, 2012, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Investments in unconsolidated subsidiaries	$46,781	$47,869
Other assets, current	3,361	3,185
Available for sale securities	—	17,281
Co-investment commitments	7,127	9,202

Maximum exposure to loss	$57,269	$77,537

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

There were no significant transfers in and out of Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	As of June 30, 2013
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$2,599	$—	$—	$2,599
Debt securities issued by U.S. federal agencies	—	5,422	—	5,422
Corporate debt securities	—	17,900	—	17,900
Asset-backed securities	—	3,829	—	3,829
Collateralized mortgage obligations	—	4,338	—	4,338

Total debt securities	2,599	31,489	—	34,088
Equity securities	24,440	—	—	24,440

Total available for sale securities	27,039	31,489	—	58,528
Trading securities	31,066	—	—	31,066
Warehouse receivables	—	536,319	—	536,319

Total assets at fair value	$58,105	$567,808	$—	$625,913

Liabilities
Securities sold, not yet purchased	$6,725	$—	$—	$6,725
Interest rate swaps	—	32,895	—	32,895

Total liabilities at fair value	$6,725	$32,895	$—	$39,620

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At June 30, 2013 and December 31, 2012, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2013, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2013 and 2012.

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

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $705.8 million and $1.6 billion at June 30, 2013 and December 31, 2012, respectively. Their actual carrying value totaled $705.1 million and $1.6 billion at June 30, 2013 and December 31, 2012, respectively (see Note 9).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 9).

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $756.0 million at June 30, 2013. Their actual carrying value totaled $800.0 million at June 30, 2013 (see Note 9).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $371.0 million and $385.0 million at June 30, 2013 and December 31, 2012, respectively. Their actual carrying value totaled $350.0 million at both June 30, 2013 and December 31, 2012.

11.625% Senior Subordinated Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 11.625% senior subordinated notes was $488.8 million at December 31, 2012. Their actual carrying value totaled $440.5 million at December 31, 2012. We redeemed these notes in full on June 15, 2013 (see Note 9).

Notes Payable on Real Estate: As of June 30, 2013 and December 31, 2012, the carrying value of our notes payable on real estate was $148.8 million and $326.0 million, respectively (see Note 8). These borrowings generally have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $14.0 million and $13.9 million of these notes payable were recourse to us as of June 30, 2013 and December 31, 2012, respectively.

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Global Investment Management:
Revenue	$170,986	$200,895	$394,534	$371,615
Operating (loss) income	$(78,706)	$3,587	$(94,136)	$(6,887)
Net (loss) income	$(4,082)	$(72,863)	$17,309	$(29,657)
Development Services:
Revenue	$16,521	$23,659	$31,540	$41,640
Operating (loss) income	$(4,298)	$6,048	$1,139	$32,480
Net income (loss)	$4,592	$(981)	$7,352	$19,971
Other:
Revenue	$32,072	$38,456	$68,837	$69,977
Operating income	$8,250	$4,682	$11,460	$7,729
Net income	$8,384	$5,533	$11,544	$8,649
Total:
Revenue	$219,579	$263,010	$494,911	$483,232
Operating (loss) income	$(74,754)	$14,317	$(81,537)	$33,322
Net income (loss)	$8,894	$(68,311)	$36,205	$(1,037)

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

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Assets:
Real estate held for sale (see Note 7)	$39,400	$116,822
Other current assets	680	4,921
Property and equipment, net	—	329
Other assets	904	8,427

Total real estate and other assets held for sale	40,984	130,499
Liabilities:
Notes payable on real estate held for sale (see Note 8)	23,291	101,542
Accounts payable and accrued expenses	474	2,444
Other current liabilities	363	190
Other liabilities	755	451

Total liabilities related to real estate and other assets held for sale	24,883	104,627

Net real estate and other assets held for sale	$16,101	$25,872

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

	June 30, 2013	December 31, 2012
Real estate included in assets held for sale (see Note 6)	$39,400	$116,822
Real estate under development (non-current)	14,167	27,316
Real estate held for investment (1)	112,037	235,045

Total real estate (2)	$165,604	$379,183

(1)	Net of accumulated depreciation of $21.2 million and $32.9 million at June 30, 2013 and December 31, 2012, respectively.
(2)

Includes balances for lease intangibles and tenant origination costs of $5.6 million and $0.1 million, respectively, at June 30, 2013 and $8.0 million and $1.5 million, respectively, at December 31, 2012. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Current portion of notes payable on real estate	$31,101	$35,212
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	23,291	101,542

Total notes payable on real estate, current portion	54,392	136,754
Notes payable on real estate, non-current portion	94,445	189,258

Total notes payable on real estate	$148,837	$326,012

At June 30, 2013 and December 31, 2012, $10.2 million and $11.3 million, respectively, of the current portion of notes payable on real estate and $3.8 million and $2.6 million, respectively, of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

9. Debt

Since 2001, we have maintained credit facilities with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. During the six months ended June 30, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

As of June 30, 2013, our Credit Agreement provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 31, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of the 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the United States (U.S.), with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries, and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of June 30, 2013 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2013

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and December 31, 2012, we had $140.3 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.9% and 3.2%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2013, letters of credit totaling $11.5 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2013 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of June 30, 2013, we had $705.1 million of term loan facilities principal outstanding (including $490.6 million of tranche A term loan facility and $214.5 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million, and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities principal outstanding), which are also included in the accompanying consolidated balance sheets.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2013 and 2012. We recorded net gains of $12.8 million and $15.1 million, respectively, during the three and six months ended June 30, 2013 and net losses of $9.2 million and $7.1 million, respectively, during the three and six months ended June 30, 2012 to other comprehensive income/loss in relation to such interest rate swap agreements. As of June 30, 2013 and December 31, 2012, the fair values of these interest rate swap agreements were reflected as a $32.9 million liability and a $48.0 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

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

On March 14, 2013, CBRE Services, Inc. (CBRE), our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at June 30, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 6.99x for the trailing twelve months ended June 30, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.65x as of June 30, 2013.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes were unsecured senior subordinated obligations of CBRE and were jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrued at a rate of 11.625% per year and was payable semi-annually in arrears on June 15 and December 15. As permitted by the indenture governing these notes, on June 15, 2013, we redeemed all of the 11.625% senior subordinated notes. In connection with this early redemption, we paid a premium of $26.2 million and wrote off $16.1 million of unamortized deferred financing costs and unamortized discount. The amount of the 11.625% senior subordinated notes included in the accompanying consolidated balance sheets, net of unamortized discount, was $440.5 million at December 31, 2012.

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

We had outstanding letters of credit totaling $13.0 million as of June 30, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2014.

We had guarantees totaling $23.2 million as of June 30, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $23.2 million primarily consists of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

guarantees related to our defined benefit pension plans in the United Kingdom (U.K.) (in excess of our outstanding pension liability of $58.0 million as of June 30, 2013), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through September 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Federal National Mortgage Association (Fannie Mae), under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $6.9 billion at June 30, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $491.7 million at June 30, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2013 and December 31, 2012, CBRE MCI had $12.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $12.2 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $327.8 million (including $200.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2013, we had aggregate commitments of $27.8 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2013, we had committed to fund $15.8 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$69,902	$75,873	$107,448	$102,848
Weighted average shares outstanding for basic income per share	327,423,589	320,852,344	327,093,358	320,761,873

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.21	$0.24	$0.33	$0.32

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$69,902	$75,873	$107,448	$102,848
Weighted average shares outstanding for basic income per share	327,423,589	320,852,344	327,093,358	320,761,873
Dilutive effect of contingently issuable shares	3,477,564	3,520,310	3,238,525	3,376,807
Dilutive effect of stock options	730,032	1,709,027	886,822	1,771,594

Weighted average shares outstanding for diluted income per share	331,631,185	326,081,681	331,218,705	325,910,274

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.21	$0.23	$0.32	$0.32

For the three and six months ended June 30, 2012, 47,974 and 43,494 contingently issuable shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2013 and 2012, options to purchase 55,587 shares and 103,423 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$3,767	$3,898	$7,655	$7,758
Expected return on plan assets	(3,808)	(3,635)	(7,737)	(7,234)
Amortization of unrecognized net loss	601	587	1,220	1,168

Net periodic pension cost	$560	$850	$1,138	$1,692

We contributed $1.3 million and $2.6 million to fund our pension plans during the three and six months ended June 30, 2013, respectively. We expect to contribute a total of $5.2 million to fund our pension plans for the year ending December 31, 2013.

13. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the three and six months ended June 30, 2013 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenue	$4,971	$8,934
Costs and expenses:
Operating, administrative and other	2,920	4,899
Depreciation and amortization	614	870

Total costs and expenses	3,534	5,769
Gain on disposition of real estate	3,459	25,640

Operating income	4,896	28,805
Interest expense	1,366	3,147

Income from discontinued operations, before provision for income taxes	3,530	25,658
Provision for income taxes	425	1,364

Income from discontinued operations, net of income taxes	3,105	24,294
Less: Income from discontinued operations attributable to non-controlling interests	2,480	22,213

Income from discontinued operations attributable to CBRE Group, Inc.	$625	$2,081

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Americas	$1,113,601	$1,014,193	$2,039,573	$1,859,519
EMEA	270,277	248,244	498,911	445,630
Asia Pacific	233,130	201,245	414,561	368,446
Global Investment Management	115,109	119,674	241,751	244,874
Development Services	9,897	17,761	22,281	32,637

	$1,742,014	$1,601,117	$3,217,077	$2,951,106

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA
Americas	$163,306	$149,318	$269,657	$250,555
EMEA	11,740	15,745	11,195	8,648
Asia Pacific	26,013	23,316	31,860	25,599
Global Investment Management	32,001	20,674	72,327	55,267
Development Services	7,420	2,762	15,195	12,269

	$240,480	$211,815	$400,234	$352,338

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas
Net income attributable to CBRE Group, Inc.	$51,075	$60,664	$80,613	$94,231
Add:
Depreciation and amortization	26,724	19,485	54,557	37,811
Interest expense	35,019	35,363	72,158	70,964
Write-off of financing costs	42,715	—	56,295	—
Royalty and management service income	(9,187)	(7,241)	(19,410)	(13,858)
Provision for income taxes	27,503	41,964	42,156	63,717
Less:
Interest income	10,543	917	16,712	2,310

EBITDA	$163,306	$149,318	$269,657	$250,555

EMEA
Net (loss) income attributable to CBRE Group, Inc.	$(864)	$8,313	$(6,664)	$(1,063)
Add:
Depreciation and amortization	3,511	3,202	8,907	6,493
Interest expense	1,233	2,095	3,238	4,563
Royalty and management service expense	3,889	3,176	8,030	5,784
Provision for income taxes	3,975	3,544	1,941	2,134
Less:
Interest income	4	4,585	4,257	9,263

EBITDA	$11,740	$15,745	$11,195	$8,648

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asia Pacific
Net income attributable to CBRE Group, Inc.	$10,731	$10,804	$9,282	$7,669
Add:
Depreciation and amortization	3,001	2,814	5,883	5,553
Interest expense	1,083	1,203	1,755	2,064
Royalty and management service expense	4,114	4,034	8,777	7,996
Provision for income taxes	7,485	4,834	6,676	2,835
Less:
Interest income	401	373	513	518

EBITDA	$26,013	$23,316	$31,860	$25,599

Global Investment Management
Net income (loss) attributable to CBRE Group, Inc.	$6,495	$(1,925)	$19,616	$1,666
Add:
Depreciation and amortization (1)	9,638	10,054	18,567	29,279
Interest expense (2)	9,451	7,460	19,941	13,819
Royalty and management service expense	1,184	31	2,603	78
Provision for income taxes	5,405	5,293	11,996	10,945
Less:
Interest income	172	239	396	520

EBITDA (3)	$32,001	$20,674	$72,327	$55,267

Development Services
Net income (loss) attributable to CBRE Group, Inc.	$2,465	$(1,983)	$4,601	$345
Add:
Depreciation and amortization (4)	1,341	2,781	2,838	5,657
Interest expense (5)	1,819	2,939	4,552	5,911
Provision for (benefit of) income taxes (6)	1,872	(855)	3,414	562
Less:
Interest income	77	120	210	206

EBITDA (7)	$7,420	$2,762	$15,195	$12,269

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.4 million and $0.5 million for the three and six months ended June 30, 2013, respectively.
(2)	Includes interest expense related to discontinued operations of $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively.
(3)	Includes EBITDA related to discontinued operations of $0.8 million and $1.4 million for the three and six months ended June 30, 2013, respectively.
(4)	Includes depreciation and amortization expense related to discontinued operations of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively.
(5)	Includes interest expense related to discontinued operations of $0.9 million and $2.2 million for the three and six months ended June 30, 2013, respectively.
(6)	Includes provision for income taxes related to discontinued operations of $0.4 million and $1.3 million for the three and six months ended June 30, 2013, respectively.
(7)	Includes EBITDA related to discontinued operations of $2.2 million and $6.0 million for the three and six months ended June 30, 2013, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012; condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012; condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012; and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$20,421	$87,974	$377,095	$—	$485,495
Restricted cash	—	6,866	3,672	48,944	—	59,482
Receivables, net	—	—	490,128	732,236	—	1,222,364
Warehouse receivables (a)	—	—	335,160	201,159	—	536,319
Trading securities	—	—	114	30,952	—	31,066
Income taxes receivable	7,111	24,467	—	47,521	(14,744)	64,355
Prepaid expenses	—	781	50,654	47,018	—	98,453
Deferred tax assets, net	—	—	149,960	51,914	—	201,874
Real estate and other assets held for sale	—	—	—	40,984	—	40,984
Available for sale securities	—	—	776	—	—	776
Other current assets	—	—	43,919	14,138	—	58,057

Total Current Assets	7,116	52,535	1,162,357	1,591,961	(14,744)	2,799,225
Property and equipment, net	—	—	263,919	105,778	—	369,697
Goodwill	—	—	1,016,842	825,228	—	1,842,070
Other intangible assets, net	—	—	469,241	327,238	—	796,479
Investments in unconsolidated subsidiaries	—	—	131,950	77,255	—	209,205
Investments in consolidated subsidiaries	2,063,141	2,061,221	1,267,608	—	(5,391,970)	—
Intercompany loan receivable	—	1,860,114	700,000	—	(2,560,114)	—
Real estate under development	—	—	807	13,360	—	14,167
Real estate held for investment	—	—	1,502	110,535	—	112,037
Available for sale securities	—	—	52,789	4,963	—	57,752
Other assets, net	—	44,687	77,022	25,947	—	147,656

Total Assets	$2,070,257	$4,018,557	$5,144,037	$3,082,265	$(7,966,828)	$6,348,288

Current Liabilities:
Accounts payable and accrued expenses	$—	$19,923	$143,514	$398,662	$—	$562,099
Compensation and employee benefits payable	—	626	264,249	154,788	—	419,663
Accrued bonus and profit sharing	—	—	191,553	132,230	—	323,783
Securities sold, not yet purchased	—	—	—	6,725	—	6,725
Income taxes payable	—	—	14,744	—	(14,744)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	327,348	198,494	—	525,842
Revolving credit facility	—	46,884	—	93,424	—	140,308
Other	—	—	16	14,589	—	14,605

Total short-term borrowings	—	46,884	327,364	306,507	—	680,755
Current maturities of long-term debt	—	39,650	2,505	29	—	42,184
Notes payable on real estate	—	—	—	31,101	—	31,101
Liabilities related to real estate and other assets held for sale	—	—	—	24,883	—	24,883
Other current liabilities	—	—	40,655	1,248	—	41,903

Total Current Liabilities	—	107,083	984,584	1,056,173	(14,744)	2,133,096
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	665,438	—	—	—	665,438
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	5,484	88	—	5,572
Intercompany loan payable	450,157	—	1,752,623	357,334	(2,560,114)	—

Total Long-Term Debt	450,157	1,815,438	1,758,107	357,422	(2,560,114)	1,821,010
Notes payable on real estate	—	—	—	94,445	—	94,445
Deferred tax liabilities, net	—	—	122,241	70,671	—	192,912
Non-current tax liabilities	—	—	81,338	2,647	—	83,985
Pension liability	—	—	—	58,031	—	58,031
Other liabilities	—	32,895	136,546	83,919	—	253,360

Total Liabilities	450,157	1,955,416	3,082,816	1,723,308	(2,574,858)	4,636,839
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,620,100	2,063,141	2,061,221	1,267,608	(5,391,970)	1,620,100
Non-controlling interests	—	—	—	91,349	—	91,349

Total Equity	1,620,100	2,063,141	2,061,221	1,358,957	(5,391,970)	1,711,449

Total Liabilities and Equity	$2,070,257	$4,018,557	$5,144,037	$3,082,265	$(7,966,828)	$6,348,288

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Master Repurchase Agreement, Capital One, N.A. (Capital One), TD Bank, N.A. (TD Bank), JP Morgan Chase Bank, N.A. (JP Morgan), Fannie Mae As Soon As Pooled (ASAP) Program and Bank of America (BofA) lines of credit are pledged to JP Morgan, Capital One, TD Bank, Fannie Mae and BofA, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$18,312	$680,112	$390,868	$—	$1,089,297
Restricted cash	—	6,863	4,155	62,658	—	73,676
Receivables, net	—	5	465,226	797,592	—	1,262,823
Warehouse receivables (a)	—	—	602,425	445,915	—	1,048,340
Trading securities	—	—	113	101,218	—	101,331
Income taxes receivable	17,637	6,580	—	49,233	(55,603)	17,847
Prepaid expenses	—	—	47,071	54,546	—	101,617
Deferred tax assets, net	—	—	149,959	55,787	—	205,746
Real estate and other assets held for sale	—	—	—	130,499	—	130,499
Available for sale securities	—	—	679	—	—	679
Other current assets	—	—	30,674	22,021	—	52,695

Total Current Assets	17,642	31,760	1,980,414	2,110,337	(55,603)	4,084,550
Property and equipment, net	—	—	263,661	115,515	—	379,176
Goodwill	—	—	1,023,842	865,760	—	1,889,602
Other intangible assets, net	—	—	463,487	323,306	—	786,793
Investments in unconsolidated subsidiaries	—	—	119,402	87,396	—	206,798
Investments in consolidated subsidiaries	1,912,207	2,529,531	1,329,992	—	(5,771,730)	—
Intercompany loan receivable	—	1,521,065	700,000	—	(2,221,065)	—
Real estate under development	—	—	799	26,517	—	27,316
Real estate held for investment	—	—	4,006	231,039	—	235,045
Available for sale securities	—	—	53,980	3,141	—	57,121
Other assets, net	—	41,035	67,099	35,007	—	143,141

Total Assets	$1,929,849	$4,123,391	$6,006,682	$3,798,018	$(8,048,398)	$7,809,542

Current Liabilities:
Accounts payable and accrued expenses	$—	$8,956	$122,598	$450,740	$—	$582,294
Compensation and employee benefits payable	—	626	252,365	187,200	—	440,191
Accrued bonus and profit sharing	—	—	298,591	241,553	—	540,144
Securities sold, not yet purchased	—	—	—	54,103	—	54,103
Income taxes payable	—	—	55,603	—	(55,603)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	588,813	437,568	—	1,026,381
Revolving credit facility	—	10,557	—	62,407	—	72,964
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,557	588,829	499,975	—	1,099,361
Current maturities of long-term debt	—	46,000	2,439	24,717	—	73,156
Notes payable on real estate	—	—	—	35,212	—	35,212
Liabilities related to real estate and other assets held for sale	—	—	—	104,627	—	104,627
Other current liabilities	—	—	40,989	2,216	—	43,205

Total Current Liabilities	—	66,139	1,361,414	1,600,343	(55,603)	2,972,293
Long-Term Debt:
Senior secured term loans	—	1,306,500	—	250,569	—	1,557,069
11.625% senior subordinated notes, net	—	440,523	—	—	—	440,523
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	6,752	105	—	6,857
Intercompany loan payable	390,638	—	1,779,055	51,372	(2,221,065)	—

Total Long-Term Debt	390,638	2,097,023	1,785,807	302,046	(2,221,065)	2,354,449
Notes payable on real estate	—	—	—	189,258	—	189,258
Deferred tax liabilities, net	—	—	119,896	72,066	—	191,962
Non-current tax liabilities	—	—	77,451	4,424	—	81,875
Pension liability	—	—	—	63,528	—	63,528
Other liabilities	—	48,022	132,583	93,760	—	274,365

Total Liabilities	390,638	2,211,184	3,477,151	2,325,425	(2,276,668)	6,127,730
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,539,211	1,912,207	2,529,531	1,329,992	(5,771,730)	1,539,211
Non-controlling interests	—	—	—	142,601	—	142,601

Total Equity	1,539,211	1,912,207	2,529,531	1,472,593	(5,771,730)	1,681,812

Total Liabilities and Equity	$1,929,849	$4,123,391	$6,006,682	$3,798,018	$(8,048,398)	$7,809,542

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Master Repurchase Agreement, BofA, Capital One, TD Bank, JP Morgan and Fannie Mae ASAP lines of credit are pledged to JP Morgan, BofA, Capital One, TD Bank and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,040,813	$701,201	$—	$1,742,014
Costs and expenses:
Cost of services	—	—	643,051	375,776	—	1,018,827
Operating, administrative and other	9,711	1,703	243,801	244,243	—	499,458
Depreciation and amortization	—	—	24,831	18,770	—	43,601

Total costs and expenses	9,711	1,703	911,683	638,789	—	1,561,886
Gain on disposition of real estate	—	—	7,473	23	—	7,496

Operating (loss) income	(9,711)	(1,703)	136,603	62,435	—	187,624
Equity income (loss) from unconsolidated subsidiaries	—	—	8,094	(1,550)	—	6,544
Other income (loss)	—	—	1,971	(438)	—	1,533
Interest income	—	32,981	514	973	(32,978)	1,490
Interest expense	—	34,661	28,159	7,690	(32,978)	37,532
Write-off of financing costs	—	42,715	—	—	—	42,715
Royalty and management service (income) expense	—	—	(11,348)	11,348	—	—
Income from consolidated subsidiaries	75,994	104,909	19,964	—	(200,867)	—

Income from continuing operations before (benefit of) provision for income taxes	66,283	58,811	150,335	42,382	(200,867)	116,944
(Benefit of) provision for income taxes	(3,619)	(17,183)	45,426	21,191	—	45,815

Income from continuing operations	69,902	75,994	104,909	21,191	(200,867)	71,129
Income from discontinued operations, net of income taxes	—	—	—	3,105	—	3,105

Net income	69,902	75,994	104,909	24,296	(200,867)	74,234
Less: Net income attributable to non-controlling interests	—	—	—	4,332	—	4,332

Net income attributable to CBRE Group, Inc.	$69,902	$75,994	$104,909	$19,964	$(200,867)	$69,902

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$925,624	$675,493	$—	$1,601,117
Costs and expenses:
Cost of services	—	—	566,485	341,658	—	908,143
Operating, administrative and other	10,293	1,369	219,341	251,374	—	482,377
Depreciation and amortization	—	—	19,579	18,757	—	38,336

Total costs and expenses	10,293	1,369	805,405	611,789	—	1,428,856
Gain on disposition of real estate	—	—	—	439	—	439

Operating (loss) income	(10,293)	(1,369)	120,219	64,143	—	172,700
Equity income (loss) from unconsolidated subsidiaries	—	—	3,161	(552)	—	2,609
Other income (loss)	—	—	997	(3,101)	—	(2,104)
Interest income	—	23,585	726	1,384	(24,110)	1,585
Interest expense	—	35,943	22,797	9,781	(24,110)	44,411
Royalty and management service (income) expense	—	—	(8,551)	8,551	—	—
Income from consolidated subsidiaries	82,334	90,950	25,695	—	(198,979)	—

Income before (benefit of) provision for income taxes	72,041	77,223	136,552	43,542	(198,979)	130,379
(Benefit of) provision for income taxes	(3,832)	(5,111)	45,602	18,121	—	54,780

Net income	75,873	82,334	90,950	25,421	(198,979)	75,599
Less: Net loss attributable to non-controlling interests	—	—	—	(274)	—	(274)

Net income attributable to CBRE Group, Inc.	$75,873	$82,334	$90,950	$25,695	$(198,979)	$75,873

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,889,221	$1,327,856	$—	$3,217,077
Costs and expenses:
Cost of services	—	—	1,167,706	712,337	—	1,880,043
Operating, administrative and other	19,078	3,034	471,984	474,903	—	968,999
Depreciation and amortization	—	—	49,953	39,929	—	89,882

Total costs and expenses	19,078	3,034	1,689,643	1,227,169	—	2,938,924
Gain on disposition of real estate	—	—	7,473	3,172	—	10,645

Operating (loss) income	(19,078)	(3,034)	207,051	103,859	—	288,798
Equity income (loss) from unconsolidated subsidiaries	—	—	17,786	(1,493)	—	16,293
Other (loss) income	—	(7)	2,897	1,337	—	4,227
Interest income	—	65,261	1,307	2,203	(65,253)	3,518
Interest expense	—	71,564	61,336	12,280	(65,253)	79,927
Write-off of financing costs	—	56,295	—	—	—	56,295
Royalty and management service (income) expense	—	—	(24,733)	24,733	—	—
Income from consolidated subsidiaries	119,415	160,587	34,361	—	(314,363)	—

Income from continuing operations before (benefit of) provision for income taxes	100,337	94,948	226,799	68,893	(314,363)	176,614
(Benefit of) provision for income taxes	(7,111)	(24,467)	66,212	30,185	—	64,819

Income from continuing operations	107,448	119,415	160,587	38,708	(314,363)	111,795
Income from discontinued operations, net of income taxes	—	—	—	24,294	—	24,294

Net income	107,448	119,415	160,587	63,002	(314,363)	136,089
Less: Net income attributable to non-controlling interests	—	—	—	28,641	—	28,641

Net income attributable to CBRE Group, Inc.	$107,448	$119,415	$160,587	$34,361	$(314,363)	$107,448

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,707,608	$1,243,498	$—	$2,951,106
Costs and expenses:
Cost of services	—	—	1,046,849	648,850	—	1,695,699
Operating, administrative and other	20,621	2,310	424,024	476,144	—	923,099
Depreciation and amortization	—	—	38,201	46,592	—	84,793

Total costs and expenses	20,621	2,310	1,509,074	1,171,586	—	2,703,591
Gain on disposition of real estate	—	—	—	1,248	—	1,248

Operating (loss) income	(20,621)	(2,310)	198,534	73,160	—	248,763
Equity income from unconsolidated subsidiaries	—	—	16,455	540	—	16,995
Other income	—	—	1,264	3,220	—	4,484
Interest income	—	46,662	1,701	2,161	(46,636)	3,888
Interest expense	—	71,734	45,449	17,845	(46,636)	88,392
Royalty and management service (income) expense	—	—	(16,412)	16,412	—	—
Income from consolidated subsidiaries	115,791	132,977	19,979	—	(268,747)	—

Income before (benefit of) provision for income taxes	95,170	105,595	208,896	44,824	(268,747)	185,738
(Benefit of) provision for income taxes	(7,678)	(10,196)	75,919	22,148	—	80,193

Net income	102,848	115,791	132,977	22,676	(268,747)	105,545
Less: Net income attributable to non-controlling interests	—	—	—	2,697	—	2,697

Net income attributable to CBRE Group, Inc.	$102,848	$115,791	$132,977	$19,979	$(268,747)	$102,848

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$69,902	$75,994	$104,909	$24,296	$(200,867)	$74,234
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(24,524)	—	(24,524)
Unrealized gains (losses) on interest rate swaps and interest rate caps, net	—	7,724	—	(41)	—	7,683
Unrealized gains (losses) on available for sale securities, net	—	—	71	(287)	—	(216)
Other, net	—	—	33	—	—	33

Total other comprehensive income (loss)	—	7,724	104	(24,852)	—	(17,024)
Comprehensive income (loss)	69,902	83,718	105,013	(556)	(200,867)	57,210
Less: Comprehensive income attributable to non-controlling interests	—	—	—	3,533	—	3,533

Comprehensive income (loss) attributable to CBRE Group, Inc.	$69,902	$83,718	$105,013	$(4,089)	$(200,867)	$53,677

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$75,873	$82,334	$90,950	$25,421	$(198,979)	$75,599
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(40,181)	—	(40,181)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(5,568)	—	(46)	—	(5,614)
Unrealized losses on available for sale securities, net	—	—	(922)	(178)	—	(1,100)
Other, net	—	—	333	—	—	333

Total other comprehensive loss	—	(5,568)	(589)	(40,405)	—	(46,562)
Comprehensive income (loss)	75,873	76,766	90,361	(14,984)	(198,979)	29,037
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(857)	—	(857)

Comprehensive income (loss) attributable to CBRE Group, Inc.	$75,873	$76,766	$90,361	$(14,127)	$(198,979)	$29,894

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$107,448	$119,415	$160,587	$63,002	$(314,363)	$136,089
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(47,315)	—	(47,315)
Unrealized gains (losses) on interest rate swaps and interest rate caps, net	—	9,152	—	(34)	—	9,118
Unrealized losses on available for sale securities, net	—	—	(97)	(287)	—	(384)
Other, net	—	—	1,196	—	—	1,196

Total other comprehensive income (loss)	—	9,152	1,099	(47,636)	—	(37,385)
Comprehensive income	107,448	128,567	161,686	15,366	(314,363)	98,704
Less: Comprehensive income attributable to non-controlling interests	—	—	—	27,883	—	27,883

Comprehensive income (loss) attributable to CBRE Group, Inc.	$107,448	$128,567	$161,686	$(12,517)	$(314,363)	$70,821

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$102,848	$115,791	$132,977	$22,676	$(268,747)	$105,545
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(21,659)	—	(21,659)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(4,316)	—	(44)	—	(4,360)
Unrealized losses on available for sale securities, net	—	—	(8)	(178)	—	(186)
Other, net	—	—	(167)	—	—	(167)

Total other comprehensive loss	—	(4,316)	(175)	(21,881)	—	(26,372)
Comprehensive income	102,848	111,475	132,802	795	(268,747)	79,173
Less: Comprehensive income attributable to non-controlling interests	—	—	—	2,310	—	2,310

Comprehensive income (loss) attributable to CBRE Group, Inc.	$102,848	$111,475	$132,802	$(1,515)	$(268,747)	$76,863

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$21,488	$(14,407)	$(18,515)	$96,105	$84,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(26,450)	(13,102)	(39,552)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	—	(35,786)	(35,786)
Contributions to unconsolidated subsidiaries	—	—	(23,939)	273	(23,666)
Distributions from unconsolidated subsidiaries	—	—	20,149	1,726	21,875
Net proceeds from disposition of real estate held for investment	—	—	—	109,189	109,189
Additions to real estate held for investment	—	—	—	(1,800)	(1,800)
Proceeds from the sale of servicing rights and other assets	—	—	7,816	11,074	18,890
(Increase) decrease in restricted cash	—	(3)	483	9,696	10,176
Purchase of available for sale securities	—	—	(44,076)	—	(44,076)
Proceeds from the sale of available for sale securities	—	—	43,586	—	43,586
Other investing activities, net	—	—	3,957	2,237	6,194

Net cash (used in) provided by investing activities	—	(3)	(18,474)	83,507	65,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	715,000	—	—	715,000
Repayment of senior secured term loans	—	(1,362,412)	—	(256,780)	(1,619,192)
Proceeds from revolving credit facility	—	250,000	—	88,127	338,127
Repayment of revolving credit facility	—	(213,000)	—	(53,236)	(266,236)
Proceeds from issuance of 5.00% senior notes	—	800,000	—	—	800,000
Repayment of 11.625% senior subordinated notes	—	(450,000)	—	—	(450,000)
Proceeds from notes payable on real estate held for investment	—	—	—	1,641	1,641
Repayment of notes payable on real estate held for investment	—	—	—	(72,369)	(72,369)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,481	3,481
Repayment of notes payable on real estate held for sale and under development	—	—	—	(112,553)	(112,553)
Proceeds from short-term borrowings	—	—	—	14,743	14,743
Proceeds from exercise of stock options	3,986	—	—	—	3,986
Incremental tax benefit from stock options exercised	7,925	—	—	—	7,925
Non-controlling interests contributions	—	—	—	253	253
Non-controlling interests distributions	—	—	—	(74,543)	(74,543)
Payment of financing costs	—	(28,463)	—	(327)	(28,790)
(Increase) decrease in intercompany receivables, net	(33,399)	305,394	(553,712)	281,717	—
Other financing activities, net	—	—	(1,437)	(25)	(1,462)

Net cash (used in) provided by financing activities	(21,488)	16,519	(555,149)	(179,871)	(739,989)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(13,514)	(13,514)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,109	(592,138)	(13,773)	(603,802)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,312	680,112	390,868	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$20,421	$87,974	$377,095	$485,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$57,438	$220	$8,917	$66,575

Income tax payments, net	$—	$—	$66,558	$44,735	$111,293

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$17,510	$(19,932)	$(120,132)	$(79,105)	$(201,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(20,012)	(18,693)	(38,705)
Acquisition of business, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(177)	(6)	(183)
Contributions to unconsolidated subsidiaries	—	—	(13,031)	(35,487)	(48,518)
Distributions from unconsolidated subsidiaries	—	—	8,034	3,549	11,583
Additions to real estate held for investment	—	—	—	(2,562)	(2,562)
Proceeds from the sale of servicing rights and other assets	—	—	11,066	2,424	13,490
(Increase) decrease in restricted cash	—	(10)	(2,318)	5,237	2,909
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Purchases of available for sale securities	—	—	(26,740)	—	(26,740)
Proceeds from the sale of available for sale securities	—	—	23,702	—	23,702
Other investing activities, net	—	—	4,664	—	4,664

Net cash used in investing activities	—	(10)	(14,812)	(118,725)	(133,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(23,000)	—	(10,966)	(33,966)
Proceeds from revolving credit facility	—	—	—	23,222	23,222
Repayment of revolving credit facility	—	—	—	(15,230)	(15,230)
Proceeds from notes payable on real estate held for investment	—	—	—	4,515	4,515
Repayment of notes payable on real estate held for investment	—	—	—	(9,727)	(9,727)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	6,146	6,146
Repayment of notes payable on real estate held for sale and under development	—	—	—	(1,394)	(1,394)
Proceeds from short-term borrowings	—	—	—	4,683	4,683
Proceeds from exercise of stock options	3,137	—	—	—	3,137
Incremental tax benefit from stock options exercised	861	—	—	—	861
Non-controlling interests contributions	—	—	—	15,909	15,909
Non-controlling interests distributions	—	—	—	(24,080)	(24,080)
Payment of financing costs	—	(15)	—	(40)	(55)
(Increase) decrease in intercompany receivables, net	(21,461)	(160,520)	39,889	142,092	—
Other financing activities, net	(47)	—	—	(11)	(58)

Net cash (used in) provided by financing activities	(17,510)	(183,535)	39,889	135,119	(26,037)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(737)	(737)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(203,477)	(95,055)	(63,448)	(361,980)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	351,455	443,352	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$94,893	$256,400	$379,904	$731,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$67,734	$7	$13,579	$81,320

Income tax payments, net	$—	$—	$91,754	$51,596	$143,350

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended June 30, 2013 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, the statements and assumptions in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the third quarter and beyond. For important information regarding these forward-looking statements, please see the discussion below under the caption “Cautionary Note on Forward-Looking Statements.”

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2012 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2012, excluding independent affiliates, we operated in more than 300 offices worldwide, with approximately 37,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. We have been the only commercial real estate services company in the S&P 500 since 2006, and in the Fortune 500 since 2008. In September 2012, we were named the Global Real Estate Advisor of the Year by Euromoney. Thus far in 2013, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and the highest ranked real estate outsourcing company by the International Association of Outsourcing Professionals, which, for the second year in a row, also ranked us #4 overall among outsourcing companies across all industries.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines. From late 2007 through 2009, the severe global economic downturn and credit market crisis had significant adverse effects on our operations and materially reduced our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, and reduced the funds available to invest in commercial real estate and related assets. These negative trends began to reverse in early 2010 and commercial real estate markets have improved gradually for the past three-plus years in step with the slow recovery of global economic activity.

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, as they were in 2008 and 2009, we have moved decisively to improve financial performance by lowering operating expenses. As general economic conditions and our financial performance improved, we restored certain expenses beginning in 2010. Notwithstanding the ongoing, slow market recovery, challenges to the macro economy remain, and a return of adverse global and regional economic trends is one of the most significant risks to the performance of our operations and our financial condition.

During the downturn, economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and have steadily improved for the past three years driven by slow but positive economic growth in the United States. Reflecting this gradual recovery, there has been modest, steady improvement in vacancy rates and rental rates across the United States, while the increased availability of low-cost credit and investors’ search for yield have sustained continued increases in property sales activity. Overall, however, occupiers and investors have remained cautious and both sales and leasing activity continue to be well below the levels experienced in 2006 and 2007.

In Europe, weak market conditions first became evident in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies fell into recession in 2008, which deepened and persisted throughout 2009. Economic activity improved briefly in 2010, but has remained weak since 2011, due to the effects of the European sovereign debt issues and the recessionary macro environment across most of the region. While rents have essentially remained flat, leasing velocity has been below historic levels in many major markets in Europe, as occupiers have been reluctant to make long-term space commitments. Investment sales in Europe were adversely affected by the financial crisis in late 2008 and most of 2009. After recovering strongly in 2010, particularly in larger markets, investment sales have been tepid across most of Europe, although market activity picked up moderately in late 2012 and during the first half of 2013.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn in 2008 and 2009, resulting in lower investment sales and leasing activity in the region. Transaction activity in Asia Pacific revived significantly in late 2009 and remained strong throughout 2010 and most of 2011. However, transaction activity has been moderate in 2012 and thus far in 2013. Both occupiers and investors remain cautious, reflecting slower domestic growth and the effects of economic uncertainty in the United States and Europe on the region’s export-based economies.

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

The further recovery of our global sales, leasing, investment management and development services operations depends on the continued improvement of market fundamentals, including more robust economic growth and job creation; stable and healthy global credit markets; and strengthened business and investor confidence.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. From 2005 to 2010, we completed 60 in-fill acquisitions for an aggregate purchase price of approximately $601 million, with most of these completed before the recession in 2008. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. During 2012, we completed five in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, a niche real estate investment advisor and an independent commercial and residential property partnership in the United Kingdom, and a brokerage and property management firm in Atlanta, Georgia. During the six months ended June 30, 2013, we completed in-fill acquisitions of two property management specialist firms – one in the Czech Republic and Slovakia and one in Belgium. As market conditions continue to improve, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through June 30, 2013, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with the Trammell Crow Company Acquisition and $110.3 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions.

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

Our Global Investment Management business has a significant amount of Euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which has seen continuing sovereign debt issues resulting in a more pronounced movement in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

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

Leverage

We are leveraged and have significant debt service obligations. As of June 30, 2013, our total debt, excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.0 billion.

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

For example, during the six months ended June 30, 2013, we completed a series of financing transactions that have meaningfully extended debt maturities, lowered annual interest expense by approximately $50 million when compared to annualized interest expense before the refinancing actions, and increased our financial flexibility. These transactions included the amendment and restatement of our credit agreement, which now provides for a $715.0 million term loan facility and an expanded $1.2 billion revolving credit facility (of which $140.3 million was drawn at June 30, 2013), the issuance of $800.0 million of new 5.00% fixed-rate senior notes and the redemption of all of the 11.625% senior subordinated notes totaling $450.0 million. During the six months ended June 30, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.7 million was expensed. In addition, we expensed $17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these policies as of June 30, 2013.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenue	$1,742,014	100.0%	$1,601,117	100.0%	$3,217,077	100.0%	$2,951,106	100.0%
Costs and expenses:
Cost of services	1,018,827	58.5	908,143	56.7	1,880,043	58.4	1,695,699	57.5
Operating, administrative and other	499,458	28.7	482,377	30.1	968,999	30.1	923,099	31.3
Depreciation and amortization	43,601	2.5	38,336	2.4	89,882	2.8	84,793	2.9

Total costs and expenses	1,561,886	89.7	1,428,856	89.2	2,938,924	91.3	2,703,591	91.7
Gain on disposition of real estate	7,496	0.5	439	—	10,645	0.3	1,248	0.1

Operating income	187,624	10.8	172,700	10.8	288,798	9.0	248,763	8.4
Equity income from unconsolidated subsidiaries	6,544	0.4	2,609	0.1	16,293	0.5	16,995	0.6
Other income (loss)	1,533	0.1	(2,104)	(0.1)	4,227	0.1	4,484	0.2
Interest income	1,490	0.1	1,585	0.1	3,518	0.1	3,888	0.1
Interest expense	37,532	2.2	44,411	2.8	79,927	2.5	88,392	3.0
Write-off of financing costs	42,715	2.5	—	—	56,295	1.7	—	—

Income from continuing operations before provision for income taxes	116,944	6.7	130,379	8.1	176,614	5.5	185,738	6.3
Provision for income taxes	45,815	2.6	54,780	3.4	64,819	2.0	80,193	2.7

Income from continuing operations	71,129	4.1	75,599	4.7	111,795	3.5	105,545	3.6
Income from discontinued operations, net of income taxes	3,105	0.2	—	—	24,294	0.7	—	—

Net income	74,234	4.3	75,599	4.7	136,089	4.2	105,545	3.6
Less: Net income (loss) attributable to non-controlling interests	4,332	0.3	(274)	—	28,641	0.9	2,697	0.1

Net income attributable to CBRE Group, Inc.	$69,902	4.0%	$75,873	4.7%	$107,448	3.3%	$102,848	3.5%

EBITDA (1)	$240,480	13.8%	$211,815	13.2%	$400,234	12.4%	$352,338	11.9%

EBITDA, as adjusted (1)	$243,124	14.0%	$220,948	13.8%	$404,403	12.6%	$371,436	12.6%

(1)	Includes EBITDA related to discontinued operations of $3.0 million and $7.4 million for the three and six months ended June 30, 2013, respectively.

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions as well as certain carried interest incentive compensation expense. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results from operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to CBRE Group, Inc.	$69,902	$75,873	$107,448	$102,848
Add:
Depreciation and amortization (1)	44,215	38,336	90,752	84,793
Interest expense (2)	38,898	44,411	83,074	88,392
Write-off of financing costs	42,715	—	56,295	—
Provision for income taxes (3)	46,240	54,780	66,183	80,193
Less:
Interest income	1,490	1,585	3,518	3,888

EBITDA (4)	$240,480	$211,815	$400,234	$352,338
Adjustments:
Carried interest incentive compensation	2,644	—	2,644	—
Integration and other costs related to acquisitions	—	9,133	1,525	19,098

EBITDA, as adjusted (4)	$243,124	$220,948	$404,403	$371,436

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.6 million and $0.9 million for the three and six months ended June 30, 2013, respectively.
(2)	Includes interest expense related to discontinued operations of $1.4 million and $3.2 million for the three and six months ended June 30, 2013, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $0.4 million and $1.3 million for the three and six months ended June 30, 2013, respectively.
(4)	Includes EBITDA related to discontinued operations of $3.0 million and $7.4 million for the three and six months ended June 30, 2013, respectively.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

We reported consolidated net income of $69.9 million for the three months ended June 30, 2013 on revenue of $1.7 billion as compared to consolidated net income of $75.9 million on revenue of $1.6 billion for the three months ended June 30, 2012.

Our revenue on a consolidated basis for the three months ended June 30, 2013 increased by $140.9 million, or 8.8%, as compared to the three months ended June 30, 2012. This increase was primarily driven by higher worldwide sales (up 20.5%), property, facilities and project management (up 10.7%) and leasing (up 3.7%) activity. Increased commercial mortgage brokerage activity (up 19.9%) in our Americas segment and increased global appraisal revenue (up 10.0%) also contributed to the positive variance. Foreign currency translation had a $13.7 million negative impact on total revenue during the three months ended June 30, 2013.

Our cost of services on a consolidated basis increased by $110.7 million, or 12.2%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Higher salaries and related costs associated with our global property, facilities and project management contracts also contributed to the increase in cost of services in the current quarter. Foreign currency translation had a $6.7 million positive impact on cost of services during the three months ended June 30, 2013. Cost of services as a percentage of revenue increased to 58.5% for the three months ended June 30, 2013 from 56.7% for the three months ended June 30, 2012, primarily attributable to lower revenue in our principal businesses where all costs are classified as operating expenses. A decline in transaction revenue in a few geographies that have a largely fixed cost structure also contributed to the increase in cost of services as a percentage of revenue in the current year period.

Our operating, administrative and other expenses on a consolidated basis increased by $17.1 million, or 3.5%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily driven by higher payroll-related costs, largely due to increased headcount. These increases were partially offset by $9.1 million of transaction and integration costs attributable to the REIM Acquisitions incurred in the prior year quarter, which did not recur in the current year quarter. Foreign currency translation had a $5.0 million positive impact on total operating expenses during the three months ended June 30, 2013. Operating expenses as a percentage of revenue decreased from 30.1% for the three months ended June 30, 2012 to 28.7% for the three months ended June 30, 2013, partially driven by the aforementioned lower costs associated with the REIM Acquisitions in the current year. Excluding such costs, operating expenses were 29.6% of revenue for the three months ended June 30, 2012. The current year decrease was achieved despite significant incremental investments in our operating platform, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $5.3 million, or 13.7%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily driven by higher depreciation expense in the current year attributable to technology-related capital expenditures occurring after the second quarter of 2012 and an increase in amortization expense related to mortgage servicing rights in the current year.

Our gain on disposition of real estate on a consolidated basis was $7.5 million for the three months ended June 30, 2013 as compared to $0.4 million for the three months ended June 30, 2012. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $3.9 million, or 150.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was primarily attributable to higher equity earnings reported in our Development Services and Americas business segments.

Our other income on a consolidated basis was $1.5 million for the three months ended June 30, 2013 as compared to a loss of $2.1 million for the three months ended June 30, 2012 and was primarily reported within our Global Investment Management segment. This income relates to higher net realized and unrealized gains in the current year related to co-investments in our real estate securities business.

Our consolidated interest income was relatively consistent at $1.5 million for the three months ended June 30, 2013 versus $1.6 million for the three months ended June 30, 2012.

Our consolidated interest expense decreased by $6.9 million, or 15.5%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, reflecting the effects of our refinancing activities in the current year. During the six months ended June 30, 2013, we completed a series of financing transactions, including the amendment and restatement of our credit agreement, the issuance of $800.0 million of new 5.00% senior notes and the full redemption of our 11.625% senior subordinated notes (aggregate principal of $450.0 million).

Our write-off of financing costs on a consolidated basis was $42.7 million for the three months ended June 30, 2013, which primarily included costs associated with the early redemption of the 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs.

Our provision for income taxes on a consolidated basis was $45.8 million for the three months ended June 30, 2013 as compared to $54.8 million for the three months ended June 30, 2012. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 39.8% for the three months ended June 30, 2013 as compared to 41.9% for the three months ended June 30, 2012. The decreases in our provision for income taxes and effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses) and a decrease in losses sustained in jurisdictions where no tax benefit could be provided. We anticipate our full year 2013 effective tax rate to be approximately 35%.

Our consolidated income from discontinued operations, net of income taxes, was $3.1 million for the three months ended June 30, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $4.3 million for the three months ended June 30, 2013 as compared to our net loss attributable to non-controlling interests of $0.3 million for the three months ended June 30, 2012. This activity primarily reflects our non-controlling interests’ share of income/loss within our Global Investment Management and Development Services segments.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

We reported consolidated net income of $107.4 million for the six months ended June 30, 2013 on revenue of $3.2 billion as compared to consolidated net income of $102.8 million on revenue of $3.0 billion for the six months ended June 30, 2012.

Our revenue on a consolidated basis for the six months ended June 30, 2013 increased by $266.0 million, or 9.0%, as compared to the six months ended June 30, 2012. This increase was primarily driven by higher worldwide sales (up 20.7%), property, facilities and project management (up 11.0%) and leasing (up 3.5%) activity. Increased commercial mortgage brokerage activity (up 18.0%) in our Americas segment and increased global appraisal revenue (up 10.9%) also contributed to the positive variance. Foreign currency translation had a $23.8 million negative impact on total revenue during the six months ended June 30, 2013.

Our cost of services on a consolidated basis increased by $184.3 million, or 10.9%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to higher salaries and related costs associated with our global property, facilities and project management contracts. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had an $11.3 million positive impact on cost of services during the six months ended June 30, 2013. Cost of services as a percentage of revenue increased to 58.4% for the six months ended June 30, 2013 from 57.5% for the six months ended June 30, 2012, primarily attributable to lower revenue in our principal businesses where all costs are classified as operating expenses.

Our operating, administrative and other expenses on a consolidated basis increased by $45.9 million, or 5.0%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily driven by higher payroll-related costs, largely due to increased headcount, as well as higher consulting, marketing and travel costs. These increases were partially offset by $17.6 million of lower transaction and integration costs attributable to the REIM Acquisitions incurred in the current year. Foreign currency translation had an $8.0 million positive impact on total operating expenses during the six months ended June 30, 2013. Operating expenses as a percentage of revenue decreased from 31.3% for the six months ended June 30, 2012 to 30.1% for the six months ended June 30, 2013, partially driven by the aforementioned lower costs associated with the REIM Acquisitions in the current year. The current year decrease was achieved despite significant incremental investments in our operating platform, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $5.1 million, or 6.0%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. An increase in depreciation expense in the current year driven by technology-related capital expenditures occurring after the first and second quarters of 2012 and an increase in amortization expense related to mortgage servicing rights in the current year, were partially mitigated by $9.6 million of intangible amortization expense related to ING REIM incentive fees in the six months ended June 30, 2012, which did not recur in the current year.

Our gain on disposition of real estate on a consolidated basis was $10.6 million for the six months ended June 30, 2013 as compared to $1.2 million for the six months ended June 30, 2012. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $0.7 million, or 4.1%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Higher equity earnings primarily associated with gains on property sales within our Development Services segment in the prior year were mostly offset by improved performance of investments in unconsolidated subsidiaries in our Americas and Global Investment Management segments in the current year.

Our other income on a consolidated basis was relatively consistent at $4.2 million for the six months ended June 30, 2013 as compared to $4.5 million for the six months ended June 30, 2012 and was primarily reported within our Global Investment Management segment. This activity primarily relates to net realized and unrealized gains related to co-investments in our real estate securities business.

Our consolidated interest income was $3.5 million for the six months ended June 30, 2013 as compared to $3.9 million for the six months ended June 30, 2012.

Our interest expense on a consolidated basis decreased by $8.5 million, or 9.6%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, reflecting the effects of our refinancing activities in the current year.

Our write-off of financing costs on a consolidated basis was $56.3 million for the six months ended June 30, 2013, primarily related to costs associated with the early redemption of the 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the six months ended June 30, 2013, we wrote-off $10.4 million of unamortized deferred financing costs associated with our previous credit agreement and incurred fees of $3.6 million in connection with our new credit agreement and 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $64.8 million for the six months ended June 30, 2013 as compared to $80.2 million for the six months ended June 30, 2012. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 38.1% for the six months ended June 30, 2013 as compared to 43.8% for the six months ended June 30, 2012. The decreases in our provision for income taxes and our effective tax rate were primarily the result of a change in our mix of domestic and foreign earnings (losses), the impact of discrete items and a decrease in losses sustained in jurisdictions where no tax benefit could be provided.

Our consolidated income from discontinued operations, net of income taxes, was $24.3 million for the six months ended June 30, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $28.6 million for the six months ended June 30, 2013 as compared to $2.7 million for the six months ended June 30, 2012. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Americas
Revenue	$1,113,601	100.0%	$1,014,193	100.0%	$2,039,573	100.0%	$1,859,519	100.0%
Costs and expenses:
Cost of services	713,143	64.0	637,624	62.9	1,307,164	64.1	1,180,024	63.5
Operating, administrative and other	241,746	21.7	229,212	22.6	471,232	23.1	433,049	23.3
Depreciation and amortization	26,724	2.4	19,485	1.9	54,557	2.7	37,811	2.0

Operating income	$131,988	11.9%	$127,872	12.6%	$206,620	10.1%	$208,635	11.2%

EBITDA (1)	$163,306	14.7%	$149,318	14.7%	$269,657	13.2%	$250,555	13.5%

EMEA
Revenue	$270,277	100.0%	$248,244	100.0%	$498,911	100.0%	$445,630	100.0%
Costs and expenses:
Cost of services	163,531	60.5	145,625	58.7	309,223	62.0	275,757	61.9
Operating, administrative and other	94,895	35.1	86,823	35.0	178,671	35.8	162,089	36.4
Depreciation and amortization	3,511	1.3	3,202	1.2	8,907	1.8	6,493	1.4

Operating income	$8,340	3.1%	$12,594	5.1%	$2,110	0.4%	$1,291	0.3%

EBITDA (1)	$11,740	4.3%	$15,745	6.3%	$11,195	2.2%	$8,648	1.9%

Asia Pacific
Revenue	$233,130	100.0%	$201,245	100.0%	$414,561	100.0%	$368,446	100.0%
Costs and expenses:
Cost of services	142,153	61.0	124,894	62.1	263,656	63.6	239,918	65.1
Operating, administrative and other	64,811	27.8	52,817	26.2	118,935	28.7	102,641	27.9
Depreciation and amortization	3,001	1.3	2,814	1.4	5,883	1.4	5,553	1.5

Operating income	$23,165	9.9%	$20,720	10.3%	$26,087	6.3%	$20,334	5.5%

EBITDA (1)	$26,013	11.2%	$23,316	11.6%	$31,860	7.7%	$25,599	6.9%

Global Investment Management
Revenue	$115,109	100.0%	$119,674	100.0%	$241,751	100.0%	$244,874	100.0%
Costs and expenses:
Operating, administrative and other	82,734	71.9	96,719	80.8	170,488	70.5	191,294	78.1
Depreciation and amortization	9,280	8.0	10,054	8.4	18,091	7.5	29,279	12.0

Operating income	$23,095	20.1%	$12,901	10.8%	$53,172	22.0%	$24,301	9.9%

EBITDA (1) (2)	$32,001	27.8%	$20,674	17.3%	$72,327	29.9%	$55,267	22.6%

Development Services
Revenue	$9,897	100.0%	$17,761	100.0%	$22,281	100.0%	$32,637	100.0%
Costs and expenses:
Operating, administrative and other	15,272	154.3	16,806	94.6	29,673	133.2	34,026	104.3
Depreciation and amortization	1,085	10.9	2,781	15.7	2,444	11.0	5,657	17.3
Gain on disposition of real estate	7,496	75.7	439	2.5	10,645	47.8	1,248	3.8

Operating income (loss)	$1,036	10.5%	$(1,387)	(7.8)%	$809	3.6%	$(5,798)	(17.8)%

EBITDA (1) (3)	$7,420	75.0%	$2,762	15.6%	$15,195	68.2%	$12,269	37.6%

(1)	See Note 14 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $0.8 million and $1.4 million for the three and six months ended June 30, 2013, respectively.
(3)	Includes EBITDA related to discontinued operations of $2.2 million and $6.0 million for the three and six months ended June 30, 2013, respectively.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Americas

Revenue increased by $99.4 million, or 9.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This improvement was primarily driven by higher sales, leasing and property, facilities and project management activity as well as increased commercial mortgage brokerage and appraisal revenue. Foreign currency translation had a $1.9 million negative impact on total revenue during the three months ended June 30, 2013.

Cost of services increased by $75.5 million, or 11.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to the increase. Foreign currency translation had a $1.1 million positive impact on cost of services during the three months ended June 30, 2013. Cost of services as a percentage of revenue increased to 64.0% for the three months ended June 30, 2013 from 62.9% for the three months ended June 30, 2012, primarily driven by a decline in transaction revenue in Brazil, which has a largely fixed cost structure.

Operating, administrative and other expenses increased by $12.5 million, or 5.5%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily driven by higher payroll-related costs, which primarily resulted from increased headcount. Foreign currency translation had a $0.6 million positive impact on total operating expenses during the three months ended June 30, 2013.

EMEA

Revenue increased by $22.0 million, or 8.9%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily driven by improved performance in France and the United Kingdom, most notably in property, facilities and project management. Foreign currency translation had a $3.5 million negative impact on total revenue during the three months ended June 30, 2013.

Cost of services increased by $17.9 million, or 12.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to higher salaries and related costs associated with our property, facilities and project management contracts. Higher bonuses in the United Kingdom due to improved operating performance and severance costs in continental Europe also contributed to the variance. Foreign currency translation had a $2.2 million positive impact on cost of services during the three months ended June 30, 2013. Cost of services as a percentage of revenue increased to 60.5% for the three months ended June 30, 2013 from 58.7% for the three months ended June 30, 2012, primarily driven by a decline in transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure and the aforementioned severance costs in continental Europe.

Operating, administrative and other expenses increased by $8.1 million, or 9.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily driven by an increase in insurance reserves. Foreign currency translation had a $1.4 million positive impact on total operating expenses during the three months ended June 30, 2013.

Asia Pacific

Revenue increased by $31.9 million, or 15.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, reflecting improved overall performance in nearly all countries within the region, most notably Australia, Greater China and Singapore, particularly in sales transaction revenue. Foreign currency translation had a $7.6 million negative impact on total revenue during the three months ended June 30, 2013, largely driven by the Japanese yen’s depreciation against the U.S. dollar.

Cost of services increased by $17.3 million, or 13.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, driven by higher salaries and related costs associated with our property, facilities and project management contracts throughout the region and increased commission expense resulting from higher sales transaction revenue. Foreign currency translation had a $3.4 million positive impact on cost of services during the three months ended June 30, 2013. Cost of services as a percentage of revenue decreased to 61.0% for the three months ended June 30, 2013 from 62.1% for the three months ended June 30, 2012, primarily driven by the increase in sales transaction revenue.

Operating, administrative and other expenses increased by $12.0 million, or 22.7%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from improved operating performance, and increased headcount, primarily in China. Foreign currency translation had a $2.2 million positive impact on total operating expenses during the three months ended June 30, 2013.

Global Investment Management

Revenue decreased by $4.6 million, or 3.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily driven by lower asset management fees. Foreign currency translation had a $0.7 million negative impact on total revenue during the three months ended June 30, 2013.

Operating, administrative and other expenses decreased by $14.0 million, or 14.5%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was primarily driven by $9.1 million of transaction and integration costs associated with the REIM Acquisitions incurred in the prior year quarter, which did not recur in the current quarter. Lower provisions for bad debt and legal matters also contributed to the favorable variance. Foreign currency translation had a $0.8 million positive impact on total operating expenses during the three months ended June 30, 2013.

Total AUM as of June 30, 2013 amounted to $88.2 billion, representing a 4% decrease from year-end 2012. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Development Services

Revenue decreased by $7.9 million, or 44.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, attributable to lower rental revenue as a result of property dispositions.

Operating, administrative and other expenses decreased by $1.5 million, or 9.1%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was primarily driven by lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion, largely offset by an increase in bonuses, which resulted from improved operating performance.

As of June 30, 2013, development projects in process totaled $4.7 billion, up 12% from year-end 2012, and the inventory of pipeline deals totaled $1.7 billion, down 19% from year-end 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Americas

Revenue increased by $180.1 million, or 9.7%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This improvement was primarily driven by higher sales, leasing and property, facilities and project management activity as well as increased commercial mortgage brokerage and appraisal revenue. Foreign currency translation had a $4.9 million negative impact on total revenue during the six months ended June 30, 2013.

Cost of services increased by $127.1 million, or 10.8%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to higher salaries and related costs associated with our property, facilities and project management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had a $2.1 million positive impact on cost of services during the six months ended June 30, 2013. Cost of services as a percentage of revenue increased to 64.1% for the six months ended June 30, 2013 from 63.5% for the six months ended June 30, 2012, primarily driven by a decline in transaction revenue in Brazil, which has a largely fixed cost structure.

Operating, administrative and other expenses increased by $38.2 million, or 8.8%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily driven by higher payroll-related costs, which primarily resulted from increased headcount, as well as higher consulting, marketing and travel costs. Foreign currency translation had a $1.7 million positive impact on total operating expenses during the six months ended June 30, 2013.

EMEA

Revenue increased by $53.3 million, or 12.0%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily driven by improved performance in France, Germany and the United Kingdom, most notably in sales and property, facilities and project management, with leasing and appraisal and valuation activity also providing positive contributions. Foreign currency translation had a $3.5 million negative impact on total revenue during the six months ended June 30, 2013.

Cost of services increased by $33.5 million, or 12.1%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to higher salaries and related costs associated with our property, facilities and project management contracts. Higher bonuses in the United Kingdom due to improved operating performance and severance costs in continental Europe also contributed to the variance. Foreign currency translation had a $1.5 million positive impact on cost of services during the six months ended June 30, 2013. Cost of services as a percentage of revenue was consistent at 62.0% for the six months ended June 30, 2013 versus 61.9% for the six months ended June 30, 2012.

Operating, administrative and other expenses increased by $16.6 million, or 10.2%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily driven by an increase in insurance reserves as well as higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance. Foreign currency translation had a $1.3 million positive impact on total operating expenses during the six months ended June 30, 2013.

Asia Pacific

Revenue increased by $46.1 million, or 12.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, reflecting improved overall performance in all countries within the region, most notably Australia, Greater China and Singapore, particularly in sales transaction revenue. Foreign currency translation had a $14.6 million negative impact on total revenue during the six months ended June 30, 2013, largely driven by the Japanese yen’s depreciation against the U.S. dollar.

Cost of services increased by $23.7 million, or 9.9%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, driven by higher salaries and related costs associated with our property, facilities and project management contracts throughout the region and increased commission expense resulting from higher sales transaction revenue. Foreign currency translation had a $7.7 million positive impact on cost of services during the six months ended June 30, 2013. Cost of services as a percentage of revenue decreased to 63.6% for the six months ended June 30, 2013 from 65.1% for the six months ended June 30, 2012, primarily driven by the increase in sales transaction revenue.

Operating, administrative and other expenses increased by $16.3 million, or 15.9%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily driven by higher payroll-related costs, including bonuses, which primarily resulted from improved operating performance, and increased headcount, primarily in China. Foreign currency translation had a $4.3 million positive impact on total operating expenses during the six months ended June 30, 2013.

Global Investment Management

Revenue decreased by $3.1 million, or 1.3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily driven by lower asset management fees. Foreign currency translation had a $0.8 million negative impact on total revenue during the six months ended June 30, 2013.

Operating, administrative and other expenses decreased by $20.8 million, or 10.9%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease was primarily driven by lower transaction and integration costs associated with the REIM Acquisitions incurred in the current year. Foreign currency translation had a $0.7 million positive impact on total operating expenses during the six months ended June 30, 2013.

Development Services

Revenue decreased by $10.4 million, or 31.7%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, attributable to lower rental revenue as a result of property dispositions.

Operating, administrative and other expenses decreased by $4.4 million, or 12.8%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease was primarily driven by lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2013 expected capital requirements include up to approximately $160 million of anticipated net capital expenditures. During the six months ended June 30, 2013, we incurred $30.1 million of net capital expenditures. As of June 30, 2013, we had aggregate commitments of $27.8 million to fund future co-investments in our Global Investment Management business, $12.3 million of which is expected to be funded in 2013. Additionally, as of June 30, 2013, we had committed to fund $15.8 million of additional capital to unconsolidated subsidiaries within our Development Services business, which may be called at any time. In recent years, the global credit markets have remained tight, which could affect both the availability and cost of our funding sources in the future.

During 2003 and 2006, we required substantial amounts of debt and equity financing to fund our acquisitions of Insignia Financial Group, Inc. and Trammell Crow Company. During 2011, we required substantial amounts of debt financing to fund the REIM Acquisitions. We also conducted three debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, the second, in 2010, was to take advantage of low interest rates and term availability, and the third, in March 2013, was also to take advantage of market conditions to refinance other debt. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009 as well as the debt offerings we completed in 2009, 2010 and March 2013, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at lower interest rates, with longer maturities or better terms.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $58.0 million and $63.5 million at June 30, 2013 and December 31, 2012, respectively. We expect to contribute a total of $5.2 million to fund our pension plans for the year ending December 31, 2013, of which $2.6 million was funded as of June 30, 2013.

The third long-term liquidity need is the payment of obligations related to acquisitions. As of June 30, 2013 and December 31, 2012, we had $13.3 million and $14.7 million, respectively, of deferred purchase consideration outstanding included in accounts payable and accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $84.7 million for the six months ended June 30, 2013 as compared to $201.7 million of net cash used in operating activities for the six months ended June 30, 2012. This variance was primarily due to a decrease in real estate held for sale and under development and higher bonus accruals in the current year. In addition, improved operating performance in the current year and higher net payments to vendors in the prior year also contributed to the variance.

Investing Activities

Net cash provided by investing activities totaled $65.0 million for the six months ended June 30, 2013 as compared to net cash used in investing activities of $133.5 million for the six months ended June 30, 2012. This variance was primarily driven by higher proceeds received from the sale of real estate held for investment in the current year and a decrease in cash in the first quarter of 2012 as a result of the deconsolidation of CBRE Clarion U.S., L.P. in the prior year as well as higher contributions to unconsolidated subsidiaries in the prior year. These items were partially offset by greater amounts paid for acquisitions in the current year.

Financing Activities

Net cash used in financing activities totaled $740.0 million for the six months ended June 30, 2013, an increase of $714.0 million as compared to the six months ended June 30, 2012. The increase in cash used in financing activities was primarily due to our refinancing efforts during the six months ended June 30, 2013, including the net repayment of $904.2 million of senior secured term loans and the redemption of $450.0 million of 11.625% senior subordinated notes, partially offset by the issuance of $800.0 million of 5.00% senior notes. In addition, higher net repayments of notes payable on real estate within our Development Services segment in the current year and higher distributions to non-controlling interests in the current year also contributed to the increase.

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

Since 2001, we have maintained credit facilities with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. During the six months ended June 30, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

Our Credit Agreement currently provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 31, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of the 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the United States, with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2013 and December 31, 2012, we had $140.3 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.9% and 3.2%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2013, letters of credit totaling $11.5 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of June 30, 2013, we had $705.1 million of term loan facilities principal outstanding (including $490.6 million of tranche A term loan facility and $214.5 million of tranche B term loan facility), which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million, and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities principal outstanding), which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, the fair values of such interest rate swap agreements were reflected as a $32.9 million liability and a $48.0 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On March 14, 2013, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $800.0 million at June 30, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may be redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the then outstanding 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both June 30, 2013 and December 31, 2012.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 6.99x for the trailing twelve months ended June 30, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.65x as of June 30, 2013. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 5.00% senior notes and 6.625% senior notes.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes were unsecured senior subordinated obligations of CBRE and were jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrued at a rate of 11.625% per year and was payable semi-annually in arrears on June 15 and December 15. As permitted by the indenture governing these notes, on June 15, 2013, we redeemed all of the 11.625% senior subordinated notes. In connection with this early redemption, we paid a premium of $26.2 million and wrote off $16.1 million of unamortized deferred financing costs and unamortized discount. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report, net of unamortized discount, was $440.5 million at December 31, 2012.

From time to time, Moody’s Investor Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or Standard & Poor’s, rate our senior debt. For example, on June 27, 2013, Standard & Poor’s confirmed our BB long-term issuer credit rating with positive outlook. They also confirmed our BB rating for our new Credit Agreement and B+ rating for the $800.0 million of 5.00% senior notes. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings would positively impact the interest rates under our Credit Agreement should our ratings improve to investment grade. In addition, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $680.8 million and $1.1 billion as of June 30, 2013 and December 31, 2012, respectively, with a related average interest rate of 2.4%, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2013. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2014. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 31, 2014. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under this facility.

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

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The senior secured revolving line of credit currently provides for a $200.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.60% with a maturity date of May 28, 2014.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit currently provides for a $150.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.65% with a maturity date of June 30, 2014.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.65% with a maturity date of July 29, 2014.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provides for a $300.0 million warehouse facility and bears interest at the daily one-month LIBOR plus 2.25% with a maturity date of September 20, 2013.

During the six months ended June 30, 2013, we had a maximum of approximately $1.1 billion of warehouse lines of credit principal outstanding. As of June 30, 2013 and December 31, 2012, we had $525.8 million and $1.0 billion of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $536.3 million and $1.0 billion of mortgage loans held for sale (warehouse receivables), as of June 30, 2013 and December 31, 2012, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR plus 2.0%. As of June 30, 2013, there was $14.6 million of Euro cash pool loan outstanding, which has been included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. There were no amounts outstanding under this facility as of December 31, 2012.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $13.0 million as of June 30, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2014.

We had guarantees totaling $23.2 million as of June 30, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $23.2 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $58.0 million as of June 30, 2013), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through September 2015, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $6.9 billion at June 30, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $491.7 million at June 30, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2013 and December 31, 2012, CBRE MCI had $12.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $12.2 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $327.8 million (including $200.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2013, we had aggregate commitments of $27.8 million to fund future co-investments, $12.3 million of which is expected to be funded in 2013. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2013, we had committed to fund $15.8 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU states that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the Fed Funds Effective Swap Rate, or Overnight Index Swap Rate, to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. treasury rates and LIBOR. This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU applies to all entities that elect to apply hedge accounting of the benchmark interest rate. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not believe the adoption of this update will have a material impact on our consolidated financial position.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•

the sustainability of the recovery in our investment sales and leasing business in light of continuing European sovereign debt issues, the stagnant economy in many European countries as well as fiscal uncertainty in the United States and the impact of slowing growth in China;

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

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration issues arising out of companies we may acquire;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	the weakened financial condition of certain of our clients;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•	trends in pricing and risk assumption for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate at or below current levels;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•

our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	the ability of our Global Investment Management business to realize values in investment funds sufficient to offset incentive compensation expense related thereto;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	the effect of implementation of new accounting rules and standards; and

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

During the six months ended June 30, 2013, approximately 39% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. On March 22, 2013, we entered into three option agreements, including one to sell a notional amount of 9.5 million Euros, which expired on June 26, 2013, one to sell a notional amount of 4.5 million Euros, which expires on September 26, 2013 and one to sell a notional amount of 21.0 million Euros, which expires on December 27, 2013. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were losses of $0.8 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and gains of $0.8 million and losses of $2.3 million for the three and six months ended June 30, 2012, respectively, resulting from net losses and gains on foreign currency exchange option agreements. As of June 30, 2013, the fair values of these foreign currency exchange option agreements were reflected as a $0.8 million asset and were included in prepaid expenses in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, the fair values of these interest rate swap agreements were reflected as a $32.9 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior secured term loans was approximately $705.8 million at June 30, 2013. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 6.625% senior notes were $756.0 million and $371.0 million, respectively, at June 30, 2013.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2013, the net impact of the additional interest cost would be a decrease of $1.7 million on pre-tax income and a decrease of $1.7 million on cash provided by operating activities for the six months ended June 30, 2013.

We also have $148.8 million of notes payable on real estate as of June 30, 2013. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.4 million for the six months ended June 30, 2013. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1		11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2		10/3/2011

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D/A	005-46943	25		7/25/2001

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		6/23/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.2(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		9/10/2009

4.2(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		7/29/2011

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1		10/12/2010

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001/32205	4.2		7/29/2011

4.4(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(a)	5/10/2013

4.4(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.4(c)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

CBRE GROUP, INC.

Date: August 9, 2013	/S/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: August 9, 2013	/S/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)