Form 10-Q
period 2013-09-30
CBRE GROUP, INC.
filed 2013-11-12
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001 – 32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 South Hope Street, 25th Floor Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

(213) 613-3333 (Registrant’s telephone number, including area code)	11150 Santa Monica Boulevard, Suite 1600 Los Angeles, CA 90025 (Former name, former address and former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at October 31, 2013 was 331,393,668.

FORM 10-Q

September 30, 2013

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$502,621	$1,089,297
Restricted cash	48,054	73,676
Receivables, less allowance for doubtful accounts of $39,380 and $35,492 at September 30, 2013 and December 31, 2012, respectively	1,234,000	1,262,823
Warehouse receivables	227,565	1,048,340
Trading securities	70,661	101,331
Income taxes receivable	53,234	17,847
Prepaid expenses	97,504	101,617
Deferred tax assets, net	209,926	205,746
Real estate and other assets held for sale	42,472	130,499
Real estate under development	16,169	—
Available for sale securities	—	679
Other current assets	56,754	52,695

Total Current Assets	2,558,960	4,084,550
Property and equipment, net	394,263	379,176
Goodwill	1,899,584	1,889,602
Other intangible assets, net of accumulated amortization of $326,326 and $273,631 at September 30, 2013 and December 31, 2012, respectively	800,577	786,793
Investments in unconsolidated subsidiaries	208,201	206,798
Real estate under development	812	27,316
Real estate held for investment	109,007	235,045
Available for sale securities	58,668	57,121
Other assets, net	147,263	143,141

Total Assets	$6,177,335	$7,809,542

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$536,743	$582,294
Compensation and employee benefits payable	416,647	440,191
Accrued bonus and profit sharing	402,787	540,144
Securities sold, not yet purchased	8,242	54,103
Short-term borrowings:
Warehouse lines of credit	224,396	1,026,381
Revolving credit facility	89,935	72,964
Other	4,861	16

Total short-term borrowings	319,192	1,099,361
Current maturities of long-term debt	42,222	73,156
Notes payable on real estate	58,570	35,212
Liabilities related to real estate and other assets held for sale	26,206	104,627
Other current liabilities	32,118	43,205

Total Current Liabilities	1,842,727	2,972,293
Long-Term Debt:
5.00% senior notes	800,000	—
Senior secured term loans	655,525	1,557,069
6.625% senior notes	350,000	350,000
11.625% senior subordinated notes, net of unamortized discount of $9,477 at December 31, 2012	—	440,523
Other long-term debt	4,191	6,857

Total Long-Term Debt	1,809,716	2,354,449
Notes payable on real estate	68,805	189,258
Deferred tax liabilities, net	211,756	191,962
Non-current tax liabilities	83,724	81,875
Pension liability	60,822	63,528
Other liabilities	263,478	274,365

Total Liabilities	4,341,028	6,127,730
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 331,377,432 and 330,082,187 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,314	3,301
Additional paid-in capital	969,738	960,900
Accumulated earnings	941,946	740,054
Accumulated other comprehensive loss	(156,967)	(165,044)

Total CBRE Group, Inc. Stockholders’ Equity	1,758,031	1,539,211
Non-controlling interests	78,276	142,601

Total Equity	1,836,307	1,681,812

Total Liabilities and Equity	$6,177,335	$7,809,542

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$1,733,866	$1,557,147	$4,950,943	$4,508,253

Costs and expenses:
Cost of services	1,032,348	915,245	2,912,391	2,610,944
Operating, administrative and other	496,615	482,362	1,465,614	1,405,461
Depreciation and amortization	47,524	40,102	137,406	124,895
Non-amortizable intangible asset impairment	—	19,826	—	19,826

Total costs and expenses	1,576,487	1,457,535	4,515,411	4,161,126
Gain on disposition of real estate	740	3,983	11,385	5,231

Operating income	158,119	103,595	446,917	352,358
Equity income from unconsolidated subsidiaries	13,347	2,875	29,640	19,870
Other income	5,125	151	9,352	4,635
Interest income	1,484	1,895	5,002	5,783
Interest expense	27,783	43,651	107,710	132,043
Write-off of financing costs	—	—	56,295	—

Income from continuing operations before provision for income taxes	150,292	64,865	326,906	250,603
Provision for income taxes	56,126	22,160	120,945	102,353

Income from continuing operations	94,166	42,705	205,961	148,250
Income from discontinued operations, net of income taxes	—	—	24,294	—

Net income	94,166	42,705	230,255	148,250
Less: Net (loss) income attributable to non-controlling interests	(278)	2,996	28,363	5,693

Net income attributable to CBRE Group, Inc.	$94,444	$39,709	$201,892	$142,557

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.29	$0.12	$0.61	$0.44
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01	—

Net income attributable to CBRE Group, Inc.	$0.29	$0.12	$0.62	$0.44

Weighted average shares outstanding for basic income per share	328,307,961	322,331,850	327,502,672	321,289,017

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.28	$0.12	$0.60	$0.44
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01	—

Net income attributable to CBRE Group, Inc.	$0.28	$0.12	$0.61	$0.44

Weighted average shares outstanding for diluted income per share	332,061,402	327,309,341	331,504,050	326,380,448

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$94,444	$39,709	$199,811	$142,557
Income from discontinued operations, net of tax	—	—	2,081	—

Net income	$94,444	$39,709	$201,892	$142,557

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$94,166	$42,705	$230,255	$148,250
Other comprehensive income (loss):
Foreign currency translation gain (loss)	45,684	15,422	(1,631)	(6,237)
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	(169)	(1,938)	8,949	(6,298)
Unrealized gains (losses) on available for sale securities, net	23	323	(361)	137
Other, net	(852)	(164)	344	(331)

Total other comprehensive income (loss)	44,686	13,643	7,301	(12,729)

Comprehensive income	138,852	56,348	237,556	135,521
Less: Comprehensive (loss) income attributable to non-controlling interests	(296)	3,071	27,587	5,381

Comprehensive income attributable to CBRE Group, Inc.	$139,148	$53,277	$209,969	$130,140

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,255	$148,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	138,276	124,895
Amortization and write-off of financing costs	27,022	7,135
Amortization and write-off of debt discount	9,477	—
Non-amortizable intangible asset impairment	—	19,826
Gain on sale of loans, servicing rights and other assets	(65,820)	(71,969)
Net realized and unrealized gains from investments	(9,352)	(4,635)
Gain on disposition of real estate held for investment	(17,192)	(1,539)
Equity income from unconsolidated subsidiaries	(29,640)	(19,870)
Provision for doubtful accounts	6,203	5,305
Deferred income taxes	(4,588)	(280)
Compensation expense related to stock options and non-vested stock awards	37,542	37,867
Incremental tax benefit from stock options exercised	(9,336)	(167)
Distribution of earnings from unconsolidated subsidiaries	15,114	11,124
Tenant concessions received	10,658	15,951
Purchase of trading securities	(119,232)	(172,200)
Proceeds from sale of trading securities	157,770	160,029
Proceeds from securities sold, not yet purchased	48,545	126,675
Securities purchased to cover short sales	(98,321)	(134,696)
Decrease (increase) in receivables	29,492	(2,345)
Increase in prepaid expenses and other assets	(11,591)	(8,840)
Decrease (increase) in real estate held for sale and under development	130,543	(8,637)
Decrease in accounts payable and accrued expenses	(44,522)	(47,990)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(154,003)	(231,961)
Increase in income taxes receivable/payable	(5,828)	(81,526)
(Decrease) increase in other liabilities	(25,868)	8,738
Other operating activities, net	(10,964)	924

Net cash provided by (used in) operating activities	234,640	(119,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,743)	(80,587)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(63,603)	(17,595)
Contributions to unconsolidated subsidiaries	(32,931)	(55,000)
Distributions from unconsolidated subsidiaries	38,847	14,655
Net proceeds from disposition of real estate held for investment	110,818	32,200
Additions to real estate held for investment	(2,412)	(5,783)
Proceeds from the sale of servicing rights and other assets	26,226	23,930
Decrease in restricted cash	22,134	3,698
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	(73,187)
Purchase of available for sale securities	(53,387)	(33,692)
Proceeds from the sale of available for sale securities	52,719	31,143
Other investing activities, net	6,594	6,706

Net cash provided by (used in) investing activities	26,262	(153,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	715,000	—
Repayment of senior secured term loans	(1,629,105)	(51,032)
Proceeds from revolving credit facility	399,127	41,270
Repayment of revolving credit facility	(382,414)	(15,230)
Proceeds from issuance of 5.00% senior notes	800,000	—
Repayment of 11.625% senior subordinated notes	(450,000)	—
Proceeds from notes payable on real estate held for investment	2,473	4,652
Repayment of notes payable on real estate held for investment	(73,580)	(36,613)
Proceeds from notes payable on real estate held for sale and under development	6,015	14,711
Repayment of notes payable on real estate held for sale and under development	(112,828)	(7,625)
Proceeds from short-term borrowings	4,724	—
Shares repurchased for payment of taxes on stock awards	(16,628)	—
Proceeds from exercise of stock options	4,924	16,401
Incremental tax benefit from stock options exercised	9,336	167
Non-controlling interests contributions	462	15,956
Non-controlling interests distributions	(84,918)	(29,211)
Payment of financing costs	(29,322)	(199)
Other financing activities, net	(2,910)	(1,022)

Net cash used in financing activities	(839,644)	(47,775)
Effect of currency exchange rate changes on cash and cash equivalents	(7,934)	4,301

NET DECREASE IN CASH AND CASH EQUIVALENTS	(586,676)	(316,922)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,089,297	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$502,621	$776,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$96,238	$102,973

Income tax payments, net	$137,042	$180,911

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2012	$3,301	$960,900	$740,054	$(165,044)	$142,601	$1,681,812
Net income	—	—	201,892	—	28,363	230,255
Stock options exercised (including tax benefit)	15	14,245	—	—	—	14,260
Restricted stock awards vesting (including tax benefit)	4	7,771	—	—	—	7,775
Compensation expense for stock options and non-vested stock awards	—	37,542	—	—	—	37,542
Shares repurchased for payment of taxes on stock awards	(6)	(16,622)	—	—	—	(16,628)
Foreign currency translation loss	—	—	—	(855)	(776)	(1,631)
Unrealized gains on interest rate swaps and interest rate caps, net	—	—	—	8,949	—	8,949
Unrealized losses on available for sale securities, net	—	—	—	(361)	—	(361)
Contributions from non-controlling interests	—	—	—	—	462	462
Distributions to non-controlling interests	—	—	—	—	(84,918)	(84,918)
Acquisition of non-controlling interests	—	(30,350)	—	—	(9,566)	(39,916)
Other	—	(3,748)	—	344	2,110	(1,294)

Balance at September 30, 2013	$3,314	$969,738	$941,946	$(156,967)	$78,276	$1,836,307

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2013. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2012.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. treasury rates and LIBOR. This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU applies to all

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

entities that elect to apply hedge accounting of the benchmark interest rate. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this update did not have a material effect on our consolidated financial position or results of operations.

Also in July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not believe the adoption of this update will have a material impact on our consolidated financial position.

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

During the nine months ended September 30, 2012, the Venture funded $0.2 million of financial support to the Entities.

Operating results relating to the Entities for the three and nine months ended September 30, 2013 and 2012 include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Revenue	$2,103	$3,791	$6,132	$10,385
Operating, administrative and other expenses	$1,154	$2,121	$3,200	$6,146
Income from discontinued operations, net of income taxes	$—	$—	$15,236	$—
Net (loss) income attributable to non-controlling interests	$(399)	$(887)	$14,152	$(2,904)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Investments in real estate of $40.3 million and $58.8 million and nonrecourse mortgage notes payable of $41.6 million ($0.9 million of which is current) and $61.7 million ($1.3 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. In addition, non-controlling deficits of $1.4 million and $2.7 million in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively, are attributable to the Entities.

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

As of September 30, 2013 and December 31, 2012, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Investments in unconsolidated subsidiaries	$33,381	$47,869
Other assets, current	3,455	3,185
Available for sale securities	—	17,281
Co-investment commitments	199	9,202

Maximum exposure to loss	$37,035	$77,537

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

There were no significant transfers in and out of Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	As of September 30, 2013
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$2,290	$—	$—	$2,290
Debt securities issued by U.S. federal agencies	—	6,691	—	6,691
Corporate debt securities	—	17,292	—	17,292
Asset-backed securities	—	3,320	—	3,320
Collateralized mortgage obligations	—	3,431	—	3,431

Total debt securities	2,290	30,734	—	33,024
Equity securities	25,644	—	—	25,644

Total available for sale securities	27,934	30,734	—	58,668
Trading securities	70,661	—	—	70,661
Warehouse receivables	—	227,565	—	227,565

Total assets at fair value	$98,595	$258,299	$—	$356,894

Liabilities
Securities sold, not yet purchased	$8,242	$—	$—	$8,242
Interest rate swaps	—	33,295	—	33,295

Total liabilities at fair value	$8,242	$33,295	$—	$41,537

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At September 30, 2013 and December 31, 2012, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae mortgage backed securities that will be secured by the underlying warehouse lines of credit. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2013, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2013. The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2012 (dollars in thousands):

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $696.3 million and $1.6 billion at September 30, 2013 and December 31, 2012, respectively. Their actual carrying value totaled $695.2 million and $1.6 billion at September 30, 2013 and December 31, 2012, respectively (see Note 9).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 9).

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $756.6 million at September 30, 2013. Their actual carrying value totaled $800.0 million at September 30, 2013 (see Note 9).

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $378.0 million and $385.0 million at September 30, 2013 and December 31, 2012, respectively. Their actual carrying value totaled $350.0 million at both September 30, 2013 and December 31, 2012.

11.625% Senior Subordinated Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 11.625% senior subordinated notes was $488.8 million at December 31, 2012. Their actual carrying value totaled $440.5 million at December 31, 2012. We redeemed these notes in full on June 15, 2013 (see Note 9).

Notes Payable on Real Estate: As of September 30, 2013 and December 31, 2012, the carrying value of our notes payable on real estate was $151.0 million and $326.0 million, respectively (see Note 8). These borrowings generally have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $14.1 million and $13.9 million of these notes payable were recourse to us as of September 30, 2013 and December 31, 2012, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Global Investment Management:
Revenue	$218,745	$209,747	$613,279	$581,362
Operating loss	$(41,654)	$(114,200)	$(135,790)	$(121,087)
Net income (loss)	$37,430	$(8,769)	$54,739	$(38,426)
Development Services:
Revenue	$18,672	$24,554	$50,212	$66,194
Operating income	$14,848	$4,216	$15,987	$36,696
Net income (loss)	$11,396	$(1,540)	$18,748	$18,431
Other:
Revenue	$48,580	$41,930	$117,417	$111,907
Operating income	$9,294	$5,249	$20,754	$12,978
Net income	$9,273	$5,276	$20,817	$13,925
Total:
Revenue	$285,997	$276,231	$780,908	$759,463
Operating loss	$(17,512)	$(104,735)	$(99,049)	$(71,413)
Net income (loss)	$58,099	$(5,033)	$94,304	$(6,070)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Assets:
Real estate held for sale (see Note 7)	$40,857	$116,822
Other current assets	717	4,921
Property and equipment, net	—	329
Other assets	898	8,427

Total real estate and other assets held for sale	42,472	130,499
Liabilities:
Notes payable on real estate held for sale (see Note 8)	23,651	101,542
Accounts payable and accrued expenses	1,528	2,444
Other current liabilities	287	190
Other liabilities	740	451

Total liabilities related to real estate and other assets held for sale	26,206	104,627

Net real estate and other assets held for sale	$16,266	$25,872

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

	September 30, 2013	December 31, 2012
Real estate included in assets held for sale (see Note 6)	$40,857	$116,822
Real estate under development (current)	16,169	—
Real estate under development (non-current)	812	27,316
Real estate held for investment (1)	109,007	235,045

Total real estate (2)	$166,845	$379,183

(1)	Net of accumulated depreciation of $22.5 million and $32.9 million at September 30, 2013 and December 31, 2012, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $5.5 million and $0.1 million, respectively, at September 30, 2013 and $8.0 million and $1.5 million, respectively, at December 31, 2012. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2013	December 31, 2012
Current portion of notes payable on real estate	$58,570	$35,212
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 6)	23,651	101,542

Total notes payable on real estate, current portion	82,221	136,754
Notes payable on real estate, non-current portion	68,805	189,258

Total notes payable on real estate	$151,026	$326,012

At September 30, 2013 and December 31, 2012, $11.8 million and $11.3 million, respectively, of the current portion of notes payable on real estate and $2.3 million and $2.6 million, respectively, of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

9. Debt

Since 2001, we have maintained credit facilities with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. During the nine months ended September 30, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

As of September 30, 2013, our Credit Agreement provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of the 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the United States (U.S.), with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries, and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility as of September 30, 2013 bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2013 and December 31, 2012, we had $89.9 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.6% and 3.2%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2013,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

letters of credit totaling $11.7 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of September 30, 2013 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of September 30, 2013, we had $695.2 million of term loan facilities principal outstanding (including $481.3 million of tranche A term loan facility and $213.9 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million, and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities principal outstanding), which are also included in the accompanying consolidated balance sheets.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2013 and 2012. We recorded a net loss of $0.4 million and a net gain of $14.7 million, respectively, during the three and nine months ended September 30, 2013 and net losses of $3.2 million and $10.3 million, respectively, during the three and nine months ended September 30, 2012 to other comprehensive income/loss in relation to such interest rate swap agreements. As of September 30, 2013 and December 31, 2012, the fair values of these interest rate swap agreements were reflected as a $33.3 million liability and a $48.0 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

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

On March 14, 2013, CBRE Services, Inc. (CBRE), our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at September 30, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 7.86x for the trailing twelve months ended September 30, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.46x as of September 30, 2013.

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

We had outstanding letters of credit totaling $13.3 million as of September 30, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through July 2014.

We had guarantees totaling $20.6 million as of September 30, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $20.6 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (U.K.) (in excess of our outstanding pension liability of $60.8 million as of September 30, 2013), which are continuous guarantees that

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2016, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Federal National Mortgage Association (Fannie Mae), under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $7.1 billion at September 30, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $369.9 million at September 30, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2013 and December 31, 2012, CBRE MCI had $14.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $12.5 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $182.6 million (including $56.0 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2013, we had aggregate commitments of $30.3 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2013, we had committed to fund $13.4 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$94,444	$39,709	$201,892	$142,557
Weighted average shares outstanding for basic income per share	328,307,961	322,331,850	327,502,672	321,289,017

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.29	$0.12	$0.62	$0.44

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$94,444	$39,709	$201,892	$142,557
Weighted average shares outstanding for basic income per share	328,307,961	322,331,850	327,502,672	321,289,017
Dilutive effect of contingently issuable shares	3,172,943	3,377,782	3,216,664	3,377,132
Dilutive effect of stock options	580,498	1,599,709	784,714	1,714,299

Weighted average shares outstanding for diluted income per share	332,061,402	327,309,341	331,504,050	326,380,448

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.28	$0.12	$0.61	$0.44

For the three and nine months ended September 30, 2012, 2,261,549 and 2,257,069 contingently issuable shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2013 and 2012, options to purchase 54,958 shares and 103,423 shares, respectively, of common stock were also excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net periodic pension cost consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$3,774	$3,869	$11,429	$11,627
Expected return on plan assets	(3,848)	(3,597)	(11,585)	(10,831)
Amortization of unrecognized net loss	601	582	1,821	1,750

Net periodic pension cost	$527	$854	$1,665	$2,546

We contributed $1.3 million and $3.9 million to fund our pension plans during the three and nine months ended September 30, 2013, respectively. We expect to contribute a total of $5.2 million to fund our pension plans for the year ending December 31, 2013.

13. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the nine months ended September 30, 2013 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

Revenue	$8,934
Costs and expenses:
Operating, administrative and other	4,899
Depreciation and amortization	870

Total costs and expenses	5,769
Gain on disposition of real estate	25,640

Operating income	28,805
Interest expense	3,147

Income from discontinued operations, before provision for income taxes	25,658
Provision for income taxes	1,364

Income from discontinued operations, net of income taxes	24,294
Less: Income from discontinued operations attributable to non-controlling interests	22,213

Income from discontinued operations attributable to CBRE Group, Inc.	$2,081

14. Segments

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Americas	$1,105,768	$996,380	$3,145,341	$2,855,899
EMEA	285,496	228,737	784,407	674,367
Asia Pacific	202,701	199,950	617,262	568,396
Global Investment Management	127,337	114,306	369,088	359,180
Development Services	12,564	17,774	34,845	50,411

	$1,733,866	$1,557,147	$4,950,943	$4,508,253

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA
Americas	$132,195	$128,749	$401,852	$379,304
EMEA	17,735	(8,141)	28,930	507
Asia Pacific	13,056	16,448	44,916	42,047
Global Investment Management	55,396	22,658	127,723	77,925
Development Services	6,011	3,839	21,206	16,108

	$224,393	$163,553	$624,627	$515,891

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Net interest expense has been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Americas
Net income attributable to CBRE Group, Inc.	$58,273	$48,403	$138,886	$142,634
Add:
Depreciation and amortization	30,281	20,744	84,838	58,555
Interest expense	15,383	35,403	72,954	106,367
Write-off of financing costs	—	—	56,295	—
Royalty and management service income	(816)	(6,921)	(20,226)	(20,779)
Provision for income taxes	29,932	32,283	72,088	96,000
Less:
Interest income	858	1,163	2,983	3,473

EBITDA	$132,195	$128,749	$401,852	$379,304

EMEA
Net income (loss) attributable to CBRE Group, Inc.	$10,346	$(17,893)	$3,682	$(18,956)
Add:
Depreciation and amortization	4,194	3,181	13,101	9,674
Non-amortizable intangible asset impairment	—	19,826	—	19,826
Interest expense	1,040	2,175	295	6,738
Royalty and management service (income) expense	(4,653)	3,182	3,377	8,966
Provision for (benefit of) income taxes	7,026	(13,473)	8,967	(11,339)
Less:
Interest income	218	5,139	492	14,402

EBITDA	$17,735	$(8,141)	$28,930	$507

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Asia Pacific
Net income attributable to CBRE Group, Inc.	$771	$10,001	$10,053	$17,670
Add:
Depreciation and amortization	2,688	2,905	8,571	8,458
Interest expense	1,027	1,124	2,782	3,188
Royalty and management service expense	4,455	3,704	13,232	11,700
Provision for (benefit of) income taxes	4,240	(1,182)	10,916	1,653
Less:
Interest income	125	104	638	622

EBITDA	$13,056	$16,448	$44,916	$42,047

Global Investment Management
Net income attributable to CBRE Group, Inc.	$23,001	$291	$42,617	$1,957
Add:
Depreciation and amortization (1)	9,192	10,524	27,759	39,803
Interest expense (2)	9,013	7,162	28,954	20,981
Royalty and management service expense	1,014	35	3,617	113
Provision for income taxes	13,370	4,966	25,366	15,911
Less:
Interest income	194	320	590	840

EBITDA (3)	$55,396	$22,658	$127,723	$77,925

Development Services
Net income (loss) attributable to CBRE Group, Inc.	$2,053	$(1,093)	$6,654	$(748)
Add:
Depreciation and amortization (4)	1,169	2,748	4,007	8,405
Interest expense (5)	1,320	2,691	5,872	8,602
Provision for (benefit of) income taxes (6)	1,558	(434)	4,972	128
Less:
Interest income	89	73	299	279

EBITDA (7)	$6,011	$3,839	$21,206	$16,108

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.5 million for the nine months ended September 30, 2013.
(2)	Includes interest expense related to discontinued operations of $1.0 million for the nine months ended September 30, 2013.
(3)	Includes EBITDA related to discontinued operations of $1.4 million for the nine months ended September 30, 2013.
(4)	Includes depreciation and amortization expense related to discontinued operations of $0.4 million for the nine months ended September 30, 2013.
(5)	Includes interest expense related to discontinued operations of $2.2 million for the nine months ended September 30, 2013.
(6)	Includes provision for income taxes related to discontinued operations of $1.3 million for the nine months ended September 30, 2013.
(7)	Includes EBITDA related to discontinued operations of $6.0 million for the nine months ended September 30, 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012; condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012; condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012; and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$5	$65,916	$114,183	$322,517	$—	$502,621
Restricted cash	—	6,866	3,673	37,515	—	48,054
Receivables, net	—	3	491,820	742,177	—	1,234,000
Warehouse receivables (a)	—	—	144,606	82,959	—	227,565
Trading securities	—	—	102	70,559	—	70,661
Income taxes receivable	12,249	24,094	—	38,284	(21,393)	53,234
Prepaid expenses	—	180	49,236	48,088	—	97,504
Deferred tax assets, net	—	—	156,338	53,588	—	209,926
Real estate and other assets held for sale	—	—	—	42,472	—	42,472
Real estate under development	—	—	—	16,169	—	16,169
Other current assets	—	—	39,803	16,951	—	56,754

Total Current Assets	12,254	97,059	999,761	1,471,279	(21,393)	2,558,960
Property and equipment, net	—	—	281,785	112,478	—	394,263
Goodwill	—	—	1,043,966	855,618	—	1,899,584
Other intangible assets, net	—	—	468,329	332,248	—	800,577
Investments in unconsolidated subsidiaries	—	—	136,367	71,834	—	208,201
Investments in consolidated subsidiaries	2,208,596	2,166,302	1,304,917	—	(5,679,815)	—
Intercompany loan receivable	—	1,805,936	700,000	—	(2,505,936)	—
Real estate under development	—	—	812	—	—	812
Real estate held for investment	—	—	1,503	107,504	—	109,007
Available for sale securities	—	—	53,128	5,540	—	58,668
Other assets, net	—	43,517	77,145	26,601	—	147,263

Total Assets	$2,220,850	$4,112,814	$5,067,713	$2,983,102	$(8,207,144)	$6,177,335

Current Liabilities:
Accounts payable and accrued expenses	$—	$14,601	$140,014	$382,128	$—	$536,743
Compensation and employee benefits payable	—	626	245,748	170,273	—	416,647
Accrued bonus and profit sharing	—	—	242,596	160,191	—	402,787
Securities sold, not yet purchased	—	—	—	8,242	—	8,242
Income taxes payable	—	—	21,393	—	(21,393)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	143,831	80,565	—	224,396
Revolving credit facility	—	10,521	—	79,414	—	89,935
Other	—	—	16	4,845	—	4,861

Total short-term borrowings	—	10,521	143,847	164,824	—	319,192
Current maturities of long-term debt	—	39,650	2,543	29	—	42,222
Notes payable on real estate	—	—	—	58,570	—	58,570
Liabilities related to real estate and other assets held for sale	—	—	—	26,206	—	26,206
Other current liabilities	—	—	29,283	2,835	—	32,118

Total Current Liabilities	—	65,398	825,424	973,298	(21,393)	1,842,727
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	655,525	—	—	—	655,525
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	4,108	83	—	4,191
Intercompany loan payable	462,819	—	1,709,905	333,212	(2,505,936)	—

Total Long-Term Debt	462,819	1,805,525	1,714,013	333,295	(2,505,936)	1,809,716
Notes payable on real estate	—	—	—	68,805	—	68,805
Deferred tax liabilities, net	—	—	138,575	73,181	—	211,756
Non-current tax liabilities	—	—	79,504	4,220	—	83,724
Pension liability	—	—	—	60,822	—	60,822
Other liabilities	—	33,295	143,895	86,288	—	263,478

Total Liabilities	462,819	1,904,218	2,901,411	1,599,909	(2,527,329)	4,341,028
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,758,031	2,208,596	2,166,302	1,304,917	(5,679,815)	1,758,031
Non-controlling interests	—	—	—	78,276	—	78,276

Total Equity	1,758,031	2,208,596	2,166,302	1,383,193	(5,679,815)	1,836,307

Total Liabilities and Equity	$2,220,850	$4,112,814	$5,067,713	$2,983,102	$(8,207,144)	$6,177,335

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan Chase Bank, N.A. (JP Morgan), Capital One, N.A. (Capital One), Bank of America (BofA) and TD Bank, N.A. (TD Bank) lines of credit are pledged to JP Morgan, Capital One, BofA and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Current Assets:
Cash and cash equivalents	$5	$18,312	$680,112	$390,868	$—	$1,089,297
Restricted cash	—	6,863	4,155	62,658	—	73,676
Receivables, net	—	5	465,226	797,592	—	1,262,823
Warehouse receivables (a)	—	—	602,425	445,915	—	1,048,340
Trading securities	—	—	113	101,218	—	101,331
Income taxes receivable	17,637	6,580	—	49,233	(55,603)	17,847
Prepaid expenses	—	—	47,071	54,546	—	101,617
Deferred tax assets, net	—	—	149,959	55,787	—	205,746
Real estate and other assets held for sale	—	—	—	130,499	—	130,499
Available for sale securities	—	—	679	—	—	679
Other current assets	—	—	30,674	22,021	—	52,695

Total Current Assets	17,642	31,760	1,980,414	2,110,337	(55,603)	4,084,550
Property and equipment, net	—	—	263,661	115,515	—	379,176
Goodwill	—	—	1,023,842	865,760	—	1,889,602
Other intangible assets, net	—	—	463,487	323,306	—	786,793
Investments in unconsolidated subsidiaries	—	—	119,402	87,396	—	206,798
Investments in consolidated subsidiaries	1,912,207	2,529,531	1,329,992	—	(5,771,730)	—
Intercompany loan receivable	—	1,521,065	700,000	—	(2,221,065)	—
Real estate under development	—	—	799	26,517	—	27,316
Real estate held for investment	—	—	4,006	231,039	—	235,045
Available for sale securities	—	—	53,980	3,141	—	57,121
Other assets, net	—	41,035	67,099	35,007	—	143,141

Total Assets	$1,929,849	$4,123,391	$6,006,682	$3,798,018	$(8,048,398)	$7,809,542

Current Liabilities:
Accounts payable and accrued expenses	$—	$8,956	$122,598	$450,740	$—	$582,294
Compensation and employee benefits payable	—	626	252,365	187,200	—	440,191
Accrued bonus and profit sharing	—	—	298,591	241,553	—	540,144
Securities sold, not yet purchased	—	—	—	54,103	—	54,103
Income taxes payable	—	—	55,603	—	(55,603)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	588,813	437,568	—	1,026,381
Revolving credit facility	—	10,557	—	62,407	—	72,964
Other	—	—	16	—	—	16

Total short-term borrowings	—	10,557	588,829	499,975	—	1,099,361
Current maturities of long-term debt	—	46,000	2,439	24,717	—	73,156
Notes payable on real estate	—	—	—	35,212	—	35,212
Liabilities related to real estate and other assets held for sale	—	—	—	104,627	—	104,627
Other current liabilities	—	—	40,989	2,216	—	43,205

Total Current Liabilities	—	66,139	1,361,414	1,600,343	(55,603)	2,972,293
Long-Term Debt:
Senior secured term loans	—	1,306,500	—	250,569	—	1,557,069
11.625% senior subordinated notes, net	—	440,523	—	—	—	440,523
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	6,752	105	—	6,857
Intercompany loan payable	390,638	—	1,779,055	51,372	(2,221,065)	—

Total Long-Term Debt	390,638	2,097,023	1,785,807	302,046	(2,221,065)	2,354,449
Notes payable on real estate	—	—	—	189,258	—	189,258
Deferred tax liabilities, net	—	—	119,896	72,066	—	191,962
Non-current tax liabilities	—	—	77,451	4,424	—	81,875
Pension liability	—	—	—	63,528	—	63,528
Other liabilities	—	48,022	132,583	93,760	—	274,365

Total Liabilities	390,638	2,211,184	3,477,151	2,325,425	(2,276,668)	6,127,730
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,539,211	1,912,207	2,529,531	1,329,992	(5,771,730)	1,539,211
Non-controlling interests	—	—	—	142,601	—	142,601

Total Equity	1,539,211	1,912,207	2,529,531	1,472,593	(5,771,730)	1,681,812

Total Liabilities and Equity	$1,929,849	$4,123,391	$6,006,682	$3,798,018	$(8,048,398)	$7,809,542

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 11.625% senior subordinated notes, our 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under the JP Morgan Master Repurchase Agreement, BofA, Capital One, TD Bank, JP Morgan and Fannie Mae As Soon As Pooled lines of credit are pledged to JP Morgan, BofA, Capital One, TD Bank and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$1,045,380	$688,486	$—	$1,733,866
Costs and expenses:
Cost of services	—	—	654,432	377,916	—	1,032,348
Operating, administrative and other	13,782	2,661	241,964	238,208	—	496,615
Depreciation and amortization	—	—	27,129	20,395	—	47,524

Total costs and expenses	13,782	2,661	923,525	636,519	—	1,576,487
Gain on disposition of real estate	—	—	1	739	—	740

Operating (loss) income	(13,782)	(2,661)	121,856	52,706	—	158,119
Equity income from unconsolidated subsidiaries	—	—	11,873	1,474	—	13,347
Other income	—	—	2,403	2,722	—	5,125
Interest income	—	28,218	421	1,060	(28,215)	1,484
Interest expense	—	24,557	23,417	8,024	(28,215)	27,783
Royalty and management service (income) expense	—	—	(2,687)	2,687	—	—
Income from consolidated subsidiaries	103,088	102,461	25,957	—	(231,506)	—

Income before (benefit of) provision for income taxes	89,306	103,461	141,780	47,251	(231,506)	150,292
(Benefit of) provision for income taxes	(5,138)	373	39,319	21,572	—	56,126

Net income	94,444	103,088	102,461	25,679	(231,506)	94,166
Less: Net loss attributable to non-controlling interests	—	—	—	(278)	—	(278)

Net income attributable to CBRE Group, Inc.	$94,444	$103,088	$102,461	$25,957	$(231,506)	$94,444

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Revenue	$—	$—	$918,453	$638,694	$—	$1,557,147
Costs and expenses:
Cost of services	—	—	565,031	350,214	—	915,245
Operating, administrative and other	14,452	1,778	220,119	246,013	—	482,362
Depreciation and amortization	—	—	20,123	19,979	—	40,102
Non-amortizable intangible asset impairment	—	—	—	19,826	—	19,826

Total costs and expenses	14,452	1,778	805,273	636,032	—	1,457,535
Gain on disposition of real estate	—	—	—	3,983	—	3,983

Operating (loss) income	(14,452)	(1,778)	113,180	6,645	—	103,595
Equity income (loss) from unconsolidated subsidiaries	—	—	3,142	(267)	—	2,875
Other income (loss)	—	—	201	(50)	—	151
Interest income	—	23,673	789	1,098	(23,665)	1,895
Interest expense	—	35,822	23,046	8,448	(23,665)	43,651
Royalty and management service (income) expense	—	—	(8,366)	8,366	—	—
Income (loss) from consolidated subsidiaries	48,779	57,520	(3,776)	—	(102,523)	—

Income (loss) before (benefit of) provision for income taxes	34,327	43,593	98,856	(9,388)	(102,523)	64,865
(Benefit of) provision for income taxes	(5,382)	(5,186)	41,336	(8,608)	—	22,160

Net income (loss)	39,709	48,779	57,520	(780)	(102,523)	42,705
Less: Net income attributable to non-controlling interests	—	—	—	2,996	—	2,996

Net income (loss) attributable to CBRE Group, Inc.	$39,709	$48,779	$57,520	$(3,776)	$(102,523)	$39,709

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,934,601	$2,016,342	$—	$4,950,943
Costs and expenses:
Cost of services	—	—	1,822,138	1,090,253	—	2,912,391
Operating, administrative and other	32,860	5,695	713,948	713,111	—	1,465,614
Depreciation and amortization	—	—	77,082	60,324	—	137,406

Total costs and expenses	32,860	5,695	2,613,168	1,863,688	—	4,515,411
Gain on disposition of real estate	—	—	7,474	3,911	—	11,385

Operating (loss) income	(32,860)	(5,695)	328,907	156,565	—	446,917
Equity income (loss) from unconsolidated subsidiaries	—	—	29,659	(19)	—	29,640
Other (loss) income	—	(7)	5,300	4,059	—	9,352
Interest income	—	93,479	1,728	3,263	(93,468)	5,002
Interest expense	—	96,121	84,753	20,304	(93,468)	107,710
Write-off of financing costs	—	56,295	—	—	—	56,295
Royalty and management service (income) expense	—	—	(27,420)	27,420	—	—
Income from consolidated subsidiaries	222,503	263,048	60,318	—	(545,869)	—

Income from continuing operations before (benefit of) provision for income taxes	189,643	198,409	368,579	116,144	(545,869)	326,906
(Benefit of) provision for income taxes	(12,249)	(24,094)	105,531	51,757	—	120,945

Net income from continuing operations	201,892	222,503	263,048	64,387	(545,869)	205,961
Income from discontinued operations, net of income taxes	—	—	—	24,294	—	24,294

Net income	201,892	222,503	263,048	88,681	(545,869)	230,255
Less: Net income attributable to non-controlling interests	—	—	—	28,363	—	28,363

Net income attributable to CBRE Group, Inc.	$201,892	$222,503	$263,048	$60,318	$(545,869)	$201,892

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,626,061	$1,882,192	$—	$4,508,253
Costs and expenses:
Cost of services	—	—	1,611,880	999,064	—	2,610,944
Operating, administrative and other	35,073	4,088	644,143	722,157	—	1,405,461
Depreciation and amortization	—	—	58,324	66,571	—	124,895
Non-amortizable intangible asset impairment	—	—	—	19,826	—	19,826

Total costs and expenses	35,073	4,088	2,314,347	1,807,618	—	4,161,126
Gain on disposition of real estate	—	—	—	5,231	—	5,231

Operating (loss) income	(35,073)	(4,088)	311,714	79,805	—	352,358
Equity income from unconsolidated subsidiaries	—	—	19,597	273	—	19,870
Other income	—	—	1,465	3,170	—	4,635
Interest income	—	70,335	2,490	3,259	(70,301)	5,783
Interest expense	—	107,556	68,495	26,293	(70,301)	132,043
Royalty and management service (income) expense	—	—	(24,778)	24,778	—	—
Income from consolidated subsidiaries	164,570	190,497	16,203	—	(371,270)	—

Income before (benefit of) provision for income taxes	129,497	149,188	307,752	35,436	(371,270)	250,603
(Benefit of) provision for income taxes	(13,060)	(15,382)	117,255	13,540	—	102,353

Net income	142,557	164,570	190,497	21,896	(371,270)	148,250
Less: Net income attributable to non-controlling interests	—	—	—	5,693	—	5,693

Net income attributable to CBRE Group, Inc.	$142,557	$164,570	$190,497	$16,203	$(371,270)	$142,557

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$94,444	$103,088	$102,461	$25,679	$(231,506)	$94,166
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	45,684	—	45,684
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(242)	—	73	—	(169)
Unrealized (losses) gains on available for sale securities, net	—	—	(316)	339	—	23
Other, net	—	—	(1,106)	254	—	(852)

Total other comprehensive (loss) income	—	(242)	(1,422)	46,350	—	44,686
Comprehensive income	94,444	102,846	101,039	72,029	(231,506)	138,852
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(296)	—	(296)

Comprehensive income attributable to CBRE Group, Inc.	$94,444	$102,846	$101,039	$72,325	$(231,506)	$139,148

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total

Net income (loss)	$39,709	$48,779	$57,520	$(780)	$(102,523)	$42,705
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	15,422	—	15,422
Unrealized losses on interest rate swaps and interest rate caps, net	—	(1,918)	—	(20)	—	(1,938)
Unrealized gains on available for sale securities, net	—	—	312	11	—	323
Other, net	—	—	(164)	—	—	(164)

Total other comprehensive (loss) income	—	(1,918)	148	15,413	—	13,643
Comprehensive income	39,709	46,861	57,668	14,633	(102,523)	56,348
Less: Comprehensive income attributable to non-controlling interests	—	—	—	3,071	—	3,071

Comprehensive income attributable to CBRE Group, Inc.	$39,709	$46,861	$57,668	$11,562	$(102,523)	$53,277

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$201,892	$222,503	$263,048	$88,681	$(545,869)	$230,255
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(1,631)	—	(1,631)
Unrealized gains on interest rate swaps and interest rate caps, net	—	8,910	—	39	—	8,949
Unrealized (losses) gains on available for sale securities, net	—	—	(413)	52	—	(361)
Other, net	—	—	90	254	—	344

Total other comprehensive income (loss)	—	8,910	(323)	(1,286)	—	7,301
Comprehensive income	201,892	231,413	262,725	87,395	(545,869)	237,556
Less: Comprehensive income attributable to non-controlling interests	—	—	—	27,587	—	27,587

Comprehensive income attributable to CBRE Group, Inc.	$201,892	$231,413	$262,725	$59,808	$(545,869)	$209,969

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$142,557	$164,570	$190,497	$21,896	$(371,270)	$148,250
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(6,237)	—	(6,237)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(6,234)	—	(64)	—	(6,298)
Unrealized gains (losses) on available for sale securities, net	—	—	304	(167)	—	137
Other, net	—	—	(331)	—	—	(331)

Total other comprehensive loss	—	(6,234)	(27)	(6,468)	—	(12,729)
Comprehensive income	142,557	158,336	190,470	15,428	(371,270)	135,521
Less: Comprehensive income attributable to non-controlling interests	—	—	—	5,381	—	5,381

Comprehensive income attributable to CBRE Group, Inc.	$142,557	$158,336	$190,470	$10,047	$(371,270)	$130,140

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$22,853	$(16,429)	$100,934	$127,282	$234,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(55,289)	(23,454)	(78,743)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(17,193)	(46,410)	(63,603)
Contributions to unconsolidated subsidiaries	—	—	(33,353)	422	(32,931)
Distributions from unconsolidated subsidiaries	—	—	28,750	10,097	38,847
Net proceeds from disposition of real estate held for investment	—	—	—	110,818	110,818
Additions to real estate held for investment	—	—	—	(2,412)	(2,412)
Proceeds from the sale of servicing rights and other assets	—	—	12,620	13,606	26,226
(Increase) decrease in restricted cash	—	(3)	482	21,655	22,134
Purchase of available for sale securities	—	—	(53,387)	—	(53,387)
Proceeds from the sale of available for sale securities	—	—	52,719	—	52,719
Other investing activities, net	—	—	4,515	2,079	6,594

Net cash (used in) provided by investing activities	—	(3)	(60,136)	86,401	26,262

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	715,000	—	—	715,000
Repayment of senior secured term loans	—	(1,372,325)	—	(256,780)	(1,629,105)
Proceeds from revolving credit facility	—	311,000	—	88,127	399,127
Repayment of revolving credit facility	—	(311,000)	—	(71,414)	(382,414)
Proceeds from issuance of 5.00% senior notes	—	800,000	—	—	800,000
Repayment of 11.625% senior subordinated notes	—	(450,000)	—	—	(450,000)
Proceeds from notes payable on real estate held for investment	—	—	—	2,473	2,473
Repayment of notes payable on real estate held for investment	—	—	—	(73,580)	(73,580)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	6,015	6,015
Repayment of notes payable on real estate held for sale and under development	—	—	—	(112,828)	(112,828)
Proceeds from short-term borrowings	—	—	—	4,724	4,724
Shares repurchased for payment of taxes on stock awards	(16,628)	—	—	—	(16,628)
Proceeds from exercise of stock options	4,924	—	—	—	4,924
Incremental tax benefit from stock options exercised	9,336	—	—	—	9,336
Non-controlling interests contributions	—	—	—	462	462
Non-controlling interests distributions	—	—	—	(84,918)	(84,918)
Payment of financing costs	—	(28,995)	—	(327)	(29,322)
(Increase) decrease in intercompany receivables, net	(20,485)	400,356	(603,853)	223,982	—
Other financing activities, net	—	—	(2,874)	(36)	(2,910)

Net cash (used in) provided by financing activities	(22,853)	64,036	(606,727)	(274,100)	(839,644)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(7,934)	(7,934)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	47,604	(565,929)	(68,351)	(586,676)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,312	680,112	390,868	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$65,916	$114,183	$322,517	$502,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$84,987	$450	$10,801	$96,238

Income tax payments, net	$—	$—	$76,234	$60,808	$137,042

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$22,640	$(11,305)	$(37,687)	$(93,584)	$(119,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(44,883)	(35,704)	(80,587)
Acquisition of business, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	—	(17,595)	(17,595)
Contributions to unconsolidated subsidiaries	—	—	(18,974)	(36,026)	(55,000)
Distributions from unconsolidated subsidiaries	—	—	10,255	4,400	14,655
Net proceeds from disposition of real estate held for investment	—	—	—	32,200	32,200
Additions to real estate held for investment	—	—	—	(5,783)	(5,783)
Proceeds from the sale of servicing rights and other assets	—	—	19,310	4,620	23,930
(Increase) decrease in restricted cash	—	(18)	(2,624)	6,340	3,698
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Purchases of available for sale securities	—	—	(33,692)	—	(33,692)
Proceeds from the sale of available for sale securities	—	—	31,143	—	31,143
Other investing activities, net	—	—	6,706	—	6,706

Net cash used in investing activities	—	(18)	(32,759)	(120,735)	(153,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(34,500)	—	(16,532)	(51,032)
Proceeds from revolving credit facility	—	—	—	41,270	41,270
Repayment of revolving credit facility	—	—	—	(15,230)	(15,230)
Proceeds from notes payable on real estate held for investment	—	—	—	4,652	4,652
Repayment of notes payable on real estate held for investment	—	—	—	(36,613)	(36,613)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	14,711	14,711
Repayment of notes payable on real estate held for sale and under development	—	—	—	(7,625)	(7,625)
Proceeds from exercise of stock options	16,401	—	—	—	16,401
Incremental tax benefit from stock options exercised	167	—	—	—	167
Non-controlling interests contributions	—	—	—	15,956	15,956
Non-controlling interests distributions	—	—	—	(29,211)	(29,211)
Payment of financing costs	—	(25)	—	(174)	(199)
(Increase) decrease in intercompany receivables, net	(38,938)	(202,336)	88,382	152,892	—
Other financing activities, net	(47)	—	(953)	(22)	(1,022)

Net cash (used in) provided by financing activities	(22,417)	(236,861)	87,429	124,074	(47,775)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	4,301	4,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	223	(248,184)	16,983	(85,944)	(316,922)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	351,455	443,352	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$228	$50,186	$368,438	$357,408	$776,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$82,790	$19	$20,164	$102,973

Income tax payments, net	$—	$—	$109,639	$71,272	$180,911

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended September 30, 2013 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2012 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2012, excluding independent affiliates, we operated in more than 300 offices worldwide, with approximately 37,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. We have been the only commercial real estate services company in the S&P 500 since 2006, and in the Fortune 500 since 2008. In September 2013, we were named the Global Real Estate Advisor of the Year by Euromoney for the second consecutive year. Earlier in 2013, we were voted the highest-ranked commercial real estate services company among the Fortune Most Admired Companies, and the highest-ranked real estate outsourcing company by the International Association of Outsourcing Professionals (IAOP). We also achieved the Fortune and IAOP distinctions in 2012.

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

Weak economic conditions from late 2007 through 2009 also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, as they were in 2008 and 2009, we have moved decisively to improve financial performance by lowering operating expenses. As general economic conditions and our financial performance improved, we restored certain expenses beginning in 2010. Notwithstanding the slow market recovery, challenges to the macro economy remain, and a return of adverse global and regional economic trends is one of the most significant risks to the performance of our operations and our financial condition.

During the downturn, economic conditions first began to negatively affect our performance in the Americas, our largest segment in terms of revenue, beginning in the third quarter of 2007. The effects became more severe as the decline in economic activity (particularly in the United States) accelerated throughout 2008 and most of 2009. The global capital markets disruption in late 2008, in particular, caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and have steadily improved for the past three years, driven by slow but positive economic growth in the United States. Reflecting this gradual recovery, there has been modest, steady improvement in vacancy rates and rental rates across the United States, while the increased availability of low-cost credit and investors’ search for yield have sustained increases in property sales activity. Overall, however, occupiers and investors have remained cautious and both sales and leasing activity continue to be well below the levels experienced in 2006 and 2007.

In Europe, weak market conditions first became evident in the United Kingdom in late 2007 and in countries on the continent in early 2008. The major European economies fell into recession in 2008, which deepened and persisted throughout 2009. Economic activity improved briefly in 2010, but weakened again from 2011 to early 2013, due to the effects of the European sovereign debt issues and the recessionary macro environment across most of the region. The European economy has picked up in 2013, with most countries returning to positive, though modest, growth in the second half of the year. The investment sales market in Europe has followed a similar pattern. After recovering strongly from the financial crisis in 2010, investment sales were tepid across much of Europe in 2011 and 2012, but activity has improved in 2013. However, leasing activity has remained slow, and rents essentially flat, across many major markets in Europe, as occupiers have been reluctant to make long-term space commitments.

Real estate markets in Asia Pacific were also affected, though generally to a lesser degree than in the United States and Europe, by the global credit market dislocation and economic downturn in 2008 and 2009, resulting in lower investment sales and leasing activity in the region. Transaction activity in Asia Pacific revived significantly in late 2009 and remained strong through late 2011. However, leasing activity has been subdued since then, as multi-national corporations, in particular, have been hesitant to expand in the region. Investment markets have improved in 2013, following a softening in 2012.

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

The further recovery of our global sales, leasing, investment management and development services operations depends on the continued improvement of market fundamentals, including more robust economic growth and job creation; stable and healthy global credit markets; and improved business and investor sentiment.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. From 2005 to 2010, we completed 60 in-fill acquisitions for an aggregate purchase price of approximately $601 million, with most of these completed before the recession in 2008. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands. During 2012, we completed five in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, a niche real estate investment advisor and an independent commercial and residential property partnership in the United Kingdom, and a brokerage and property management firm in Atlanta, Georgia. During the nine months ended September 30, 2013, we completed four in-fill acquisitions, including two property management specialist firms – one in the Czech Republic and Slovakia and one in Belgium, a retail real estate services firm in the U.S. Mid-Atlantic region, and a majority stake in a property management firm in Sweden. As market conditions continue to improve, we believe acquisitions will once again serve as a growth engine, supplementing our organic growth.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through September 30, 2013, we incurred $258.9 million of transaction-related expenditures and integration costs in connection with the Trammell Crow Company Acquisition and $110.3 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions.

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

Leverage

We are leveraged and have significant debt service obligations. As of September 30, 2013, our total debt, excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $1.9 billion.

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

For example, during the nine months ended September 30, 2013, we completed a series of financing transactions that have meaningfully extended debt maturities, lowered annual interest expense by approximately $50 million when compared to annualized interest expense before the refinancing actions, and increased our financial flexibility. These transactions included the amendment and restatement of our credit agreement, which now provides for a $715.0 million term loan facility and an expanded $1.2 billion revolving credit facility (of which $89.9 million was drawn at September 30, 2013), the issuance of $800.0 million aggregate principal amount of 5.00% senior notes due March 15, 2023 and the redemption of all of the 11.625% senior subordinated notes totaling $450.0 million. During the nine months ended September 30, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.7 million was expensed. In addition, we expensed $17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these policies as of September 30, 2013.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenue	$1,733,866	100.0%	$1,557,147	100.0%	$4,950,943	100.0%	$4,508,253	100.0%
Costs and expenses:
Cost of services	1,032,348	59.5	915,245	58.8	2,912,391	58.8	2,610,944	57.9
Operating, administrative and other	496,615	28.6	482,362	31.0	1,465,614	29.6	1,405,461	31.2
Depreciation and amortization	47,524	2.8	40,102	2.5	137,406	2.8	124,895	2.8
Non-amortizable intangible asset impairment	—	—	19,826	1.3	—	—	19,826	0.4

Total costs and expenses	1,576,487	90.9	1,457,535	93.6	4,515,411	91.2	4,161,126	92.3
Gain on disposition of real estate	740	—	3,983	0.3	11,385	0.2	5,231	0.1

Operating income	158,119	9.1	103,595	6.7	446,917	9.0	352,358	7.8
Equity income from unconsolidated subsidiaries	13,347	0.8	2,875	0.2	29,640	0.6	19,870	0.5
Other income	5,125	0.3	151	—	9,352	0.2	4,635	0.1
Interest income	1,484	0.1	1,895	0.1	5,002	0.1	5,783	0.1
Interest expense	27,783	1.6	43,651	2.8	107,710	2.2	132,043	2.9
Write-off of financing costs	—	—	—	—	56,295	1.1	—	—

Income from continuing operations before provision for income taxes	150,292	8.7	64,865	4.2	326,906	6.6	250,603	5.6
Provision for income taxes	56,126	3.3	22,160	1.5	120,945	2.4	102,353	2.3

Income from continuing operations	94,166	5.4	42,705	2.7	205,961	4.2	148,250	3.3
Income from discontinued operations, net of income taxes	—	—	—	—	24,294	0.5	—	—

Net income	94,166	5.4	42,705	2.7	230,255	4.7	148,250	3.3
Less: Net (loss) income attributable to non-controlling interests	(278)	—	2,996	0.1	28,363	0.6	5,693	0.1

Net income attributable to CBRE Group, Inc.	$94,444	5.4%	$39,709	2.6%	$201,892	4.1%	$142,557	3.2%

EBITDA (1)	$224,393	12.9%	$163,553	10.5%	$624,627	12.6%	$515,891	11.4%

EBITDA, as adjusted (1)	$225,200	13.0%	$195,346	12.5%	$629,603	12.7%	$566,782	12.6%

(1)	Includes EBITDA related to discontinued operations of $7.4 million for the nine months ended September 30, 2013.

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions and cost containment expenses, as well as certain carried interest incentive compensation expense. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results from operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to CBRE Group, Inc.	$94,444	$39,709	$201,892	$142,557
Add:
Depreciation and amortization (1)	47,524	40,102	138,276	124,895
Non-amortizable intangible asset impairment	—	19,826	—	19,826
Interest expense (2)	27,783	43,651	110,857	132,043
Write-off of financing costs	—	—	56,295	—
Provision for income taxes (3)	56,126	22,160	122,309	102,353
Less:
Interest income	1,484	1,895	5,002	5,783

EBITDA (4)	$224,393	$163,553	$624,627	$515,891
Adjustments:
Carried interest incentive compensation	807	—	3,451	—
Integration and other costs related to acquisitions	—	14,215	1,525	33,313
Cost containment expenses	—	17,578	—	17,578

EBITDA, as adjusted (4)	$225,200	$195,346	$629,603	$566,782

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.9 million for the nine months ended September 30, 2013.
(2)	Includes interest expense related to discontinued operations of $3.2 million for the nine months ended September 30, 2013.
(3)	Includes provision for income taxes related to discontinued operations of $1.3 million for the nine months ended September 30, 2013.
(4)	Includes EBITDA related to discontinued operations of $7.4 million for the nine months ended September 30, 2013.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We reported consolidated net income of $94.4 million for the three months ended September 30, 2013 on revenue of $1.7 billion as compared to consolidated net income of $39.7 million on revenue of $1.6 billion for the three months ended September 30, 2012.

Our revenue on a consolidated basis for the three months ended September 30, 2013 increased by $176.7 million, or 11.3%, as compared to the three months ended September 30, 2012. This increase was primarily driven by higher worldwide sales (up 31.9%), leasing (up 12.8%) and property, facilities and project management (up 10.4%) activity. Additionally, carried interest revenue earned in our Global Investment Management segment also contributed to the positive variance. These items were partially offset by lower rental revenue (down 57.7%), lower commercial mortgage brokerage revenue (down 9.7%) and foreign currency translation, which had a $25.3 million negative impact on total revenue during the three months ended September 30, 2013.

Our cost of services on a consolidated basis increased by $117.1 million, or 12.8%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Higher salaries and related costs associated with our global property, facilities and project management contracts and increased bonuses in the United States and the United Kingdom due to increased headcount and improved operating performance also contributed to the increase in cost of services in the current quarter. Foreign currency translation had a $14.8 million positive impact on cost of services during the three months ended September 30, 2013. Cost of services as a percentage of revenue increased to 59.5% for the three months ended September 30, 2013 from 58.8% for the three months ended September 30, 2012, primarily attributable to a concentration of commissions among higher producing professionals in the United States and Asia Pacific. In addition, higher recruitment costs in the current year increased this ratio.

Our operating, administrative and other expenses on a consolidated basis increased by $14.3 million, or 3.0%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase was primarily driven by strategic investments made in the current quarter, including increased headcount and the continuation of several strategic information technology initiatives. These increases were partially offset by $14.2 million of transaction and integration costs attributable to the REIM Acquisitions and $10.6 million of cost containment expenses, both of which were incurred in the prior-year quarter, but did not recur in the current year. Foreign currency translation had a $6.7 million positive impact on total operating expenses during the three months ended September 30, 2013. Operating expenses as a percentage of revenue decreased from 31.0% for the three months ended September 30, 2012 to 28.6% for the three months ended September 30, 2013, largely driven by the aforementioned costs associated with the REIM Acquisitions and cost containment. Excluding such costs, operating expenses were 29.4% of revenue for the three months ended September 30, 2012. The current year decrease was achieved despite incremental investments in our operating platform, reflecting the operating leverage inherent in our business and proactive cost savings initiatives.

Our depreciation and amortization expense on a consolidated basis increased by $7.4 million, or 18.5%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase was primarily driven by higher depreciation expense in the current year attributable to technology-related capital expenditures occurring after the third quarter of 2012 and an increase in amortization expense related to mortgage servicing rights in the current year.

Our non-amortizable intangible asset impairment on a consolidated basis was $19.8 million for the three months ended September 30, 2012. This non-cash write-off related to the discontinuation of a trade name in the United Kingdom.

Our gain on disposition of real estate on a consolidated basis was $0.7 million for the three months ended September 30, 2013 as compared to $4.0 million for the three months ended September 30, 2012. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $10.5 million, or 364.2%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was primarily attributable to higher equity earnings reported in our Development Services and Americas business segments.

Our other income on a consolidated basis was $5.1 million for the three months ended September 30, 2013 as compared to $0.2 million for the three months ended September 30, 2012 and was primarily reported within our Global Investment Management segment. This income mainly relates to higher net realized and unrealized gains in the current year related to co-investments in our real estate securities business.

Our consolidated interest income was relatively consistent at $1.5 million for the three months ended September 30, 2013 versus $1.9 million for the three months ended September 30, 2012.

Our consolidated interest expense decreased by $15.9 million, or 36.4%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, reflecting the effects of our refinancing activities in the current year. During the nine months ended September 30, 2013, we completed a series of financing transactions, including the amendment and restatement of our credit agreement, the issuance of $800.0 million of new 5.00% senior notes and the full redemption of our 11.625% senior subordinated notes (aggregate principal of $450.0 million).

Our provision for income taxes on a consolidated basis was $56.1 million for the three months ended September 30, 2013 as compared to $22.2 million for the three months ended September 30, 2012. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 37.3% for the three months ended September 30, 2013 as compared to 35.8% for the three months ended September 30, 2012. The increases in our provision for income taxes and effective tax rate were primarily due to a change in our mix of domestic and foreign earnings (losses) and the impact of discrete items, partially mitigated by a decrease in losses sustained in jurisdictions where no tax benefit could be provided. We anticipate our full year 2013 effective tax rate to be approximately 35.0% or slightly higher.

Our net loss attributable to non-controlling interests on a consolidated basis was $0.3 million for the three months ended September 30, 2013 as compared to net income attributable to non-controlling interests of $3.0 million for the three months ended September 30, 2012. This activity primarily reflects our non-controlling interests’ share of loss/income within our Development Services segment.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We reported consolidated net income of $201.9 million for the nine months ended September 30, 2013 on revenue of $5.0 billion as compared to consolidated net income of $142.6 million on revenue of $4.5 billion for the nine months ended September 30, 2012.

Our revenue on a consolidated basis for the nine months ended September 30, 2013 increased by $442.7 million, or 9.8%, as compared to the nine months ended September 30, 2012. This increase was primarily driven by higher worldwide sales (up 25.5%), property, facilities and project management (up 11.2%) and leasing (up 7.4%) activity. Carried interest revenue earned in our Global Investment Management segment and increased global appraisal revenue (up 11.2%) also contributed to the positive variance. These items were partially offset by lower rental revenue (down 57.9%) and foreign currency translation, which had a $49.1 million negative impact on total revenue during the nine months ended September 30, 2013.

Our cost of services on a consolidated basis increased by $301.4 million, or 11.5%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was primarily due to higher salaries and related costs associated with our global property, facilities and project management contracts. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Increased bonuses in the United States and the United Kingdom due to increased headcount and improved operating performance also contributed to the higher cost of services in the current year. Foreign currency translation had a $26.2 million positive impact on cost of services during the nine months ended September 30, 2013. Cost of services as a percentage of revenue increased to 58.8% for the nine months ended September 30, 2013 from 57.9% for the nine months ended September 30, 2012, primarily attributable to a concentration of commissions among higher producing professionals in the United States and Asia Pacific. In addition, higher recruitment costs in the current year increased this ratio.

Our operating, administrative and other expenses on a consolidated basis increased by $60.2 million, or 4.3%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily driven by strategic investments made in the current year, including increased headcount, as well as higher consulting, marketing and travel costs. These increases were partially offset by $31.8 million of lower transaction and integration costs attributable to the REIM Acquisitions incurred in the current year and $10.6 million of cost containment expenses incurred in the prior-year period, which did not recur in the current year. Foreign currency translation had a $14.7 million positive impact on total operating expenses during the nine months ended September 30, 2013. Operating expenses as a percentage of revenue decreased from 31.2% for the nine months ended September 30, 2012 to 29.6% for the nine months ended September 30, 2013, partially driven by the aforementioned lower costs associated with the REIM Acquisitions and cost containment in the current year. Excluding such costs, operating expenses were 30.2% of revenue for the nine months ended September 30, 2012. The current year decrease was achieved despite incremental investments in our operating platform, reflecting the operating leverage inherent in our business and proactive cost savings initiatives.

Our depreciation and amortization expense on a consolidated basis increased by $12.5 million, or 10.0%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. An increase in depreciation expense in the current year driven by technology-related capital expenditures occurring after the third quarter of 2012 and an increase in amortization expense related to mortgage servicing rights in the current year, were partially mitigated by $9.6 million of intangible amortization expense related to ING REIM incentive fees in the nine months ended September 30, 2012, which did not recur in the current year.

Our non-amortizable intangible asset impairment on a consolidated basis was $19.8 million for the nine months ended September 30, 2012. This non-cash write-off related to the discontinuation of a trade name in the United Kingdom.

Our gain on disposition of real estate on a consolidated basis was $11.4 million for the nine months ended September 30, 2013 as compared to $5.2 million for the nine months ended September 30, 2012. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $9.8 million, or 49.2%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was primarily attributable to higher equity earnings reported in our Development Services and Americas business segments.

Our other income on a consolidated basis increased by $4.7 million, or 101.8%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and was primarily reported within our Global Investment Management segment. This activity primarily relates to net realized and unrealized gains related to co-investments in our real estate securities business.

Our consolidated interest income was $5.0 million for the nine months ended September 30, 2013 as compared to $5.8 million for the nine months ended September 30, 2012.

Our interest expense on a consolidated basis decreased by $24.3 million, or 18.4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, reflecting the effects of our refinancing activities in the current year.

Our write-off of financing costs on a consolidated basis was $56.3 million for the nine months ended September 30, 2013, primarily related to costs associated with the early redemption of the 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the nine months ended September 30, 2013, we wrote-off $10.4 million of unamortized deferred financing costs associated with our previous credit agreement and incurred fees of $3.6 million in connection with our new credit agreement and 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $120.9 million for the nine months ended September 30, 2013 as compared to $102.4 million for the nine months ended September 30, 2012. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 37.7% for the nine months ended September 30, 2013 as compared to 41.8% for the nine months ended September 30, 2012. The changes in our provision for income taxes and our effective tax rate were primarily the result of a shift in our mix of domestic and foreign earnings (losses), the impact of discrete items and a decrease in losses sustained in jurisdictions where no tax benefit could be provided.

Our consolidated income from discontinued operations, net of income taxes, was $24.3 million for the nine months ended September 30, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $28.4 million for the nine months ended September 30, 2013 as compared to $5.7 million for the nine months ended September 30, 2012. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Americas
Revenue	$1,105,768	100.0%	$996,380	100.0%	$3,145,341	100.0%	$2,855,899	100.0%
Costs and expenses:
Cost of services	726,876	65.7	638,138	64.0	2,034,040	64.7	1,818,162	63.7
Operating, administrative and other	252,219	22.8	232,108	23.3	723,451	23.0	665,157	23.3
Depreciation and amortization	30,281	2.8	20,744	2.1	84,838	2.7	58,555	2.0

Operating income	$96,392	8.7%	$105,390	10.6%	$303,012	9.6%	$314,025	11.0%

EBITDA (1)	$132,195	12.0%	$128,749	12.9%	$401,852	12.8%	$379,304	13.3%

EMEA
Revenue	$285,496	100.0%	$228,737	100.0%	$784,407	100.0%	$674,367	100.0%
Costs and expenses:
Cost of services	172,112	60.3	150,729	65.9	481,335	61.4	426,486	63.2
Operating, administrative and other	96,552	33.8	86,662	37.9	275,223	35.1	248,751	36.9
Depreciation and amortization	4,194	1.5	3,181	1.4	13,101	1.6	9,674	1.4
Non-amortizable intangible asset impairment	—	—	19,826	8.6	—	—	19,826	3.0

Operating income (loss)	$12,638	4.4%	$(31,661)	(13.8)%	$14,748	1.9%	$(30,370)	(4.5)%

EBITDA (1)	$17,735	6.2%	$(8,141)	(3.6)%	$28,930	3.7%	$507	0.1%

Asia Pacific
Revenue	$202,701	100.0%	$199,950	100.0%	$617,262	100.0%	$568,396	100.0%
Costs and expenses:
Cost of services	133,360	65.8	126,378	63.2	397,016	64.3	366,296	64.4
Operating, administrative and other	56,380	27.8	56,792	28.4	175,315	28.4	159,433	28.0
Depreciation and amortization	2,688	1.3	2,905	1.5	8,571	1.4	8,458	1.6

Operating income	$10,273	5.1%	$13,875	6.9%	$36,360	5.9%	$34,209	6.0%

EBITDA (1)	$13,056	6.4%	$16,448	8.2%	$44,916	7.3%	$42,047	7.4%

Global Investment Management
Revenue	$127,337	100.0%	$114,306	100.0%	$369,088	100.0%	$359,180	100.0%
Costs and expenses:
Operating, administrative and other	75,629	59.4	91,658	80.2	246,117	66.7	282,952	78.8
Depreciation and amortization	9,192	7.2	10,524	9.2	27,283	7.4	39,803	11.1

Operating income	$42,516	33.4%	$12,124	10.6%	$95,688	25.9%	$36,425	10.1%

EBITDA (1) (2)	$55,396	43.5%	$22,658	19.8%	$127,723	34.6%	$77,925	21.7%

Development Services
Revenue	$12,564	100.0%	$17,774	100.0%	$34,845	100.0%	$50,411	100.0%
Costs and expenses:
Operating, administrative and other	15,835	126.0	15,142	85.2	45,508	130.6	49,168	97.5
Depreciation and amortization	1,169	9.3	2,748	15.4	3,613	10.4	8,405	16.7
Gain on disposition of real estate	740	5.9	3,983	22.4	11,385	32.7	5,231	10.4

Operating (loss) income	$(3,700)	(29.4)%	$3,867	21.8%	$(2,891)	(8.3)%	$(1,931)	(3.8)%

EBITDA (1) (3)	$6,011	47.8%	$3,839	21.6%	$21,206	60.9%	$16,108	32.0%

(1)	See Note 14 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $1.4 million for the nine months ended September 30, 2013.
(3)	Includes EBITDA related to discontinued operations of $6.0 million for the nine months ended September 30, 2013.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Americas

Revenue increased by $109.4 million, or 11.0%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This improvement was primarily driven by higher sales, leasing and property, facilities and project management activity, partially offset by lower commercial mortgage revenue. The lower commercial mortgage revenue resulted from Government-Sponsored Enterprises’ (GSE’s) efforts to scale back their lending activity, as mandated by their regulators, which acutely affected mortgage servicing work we perform for these entities. Foreign currency translation had a $6.3 million negative impact on total revenue during the three months ended September 30, 2013.

Cost of services increased by $88.7 million, or 13.9%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Also contributing to the increase were higher salaries and related costs associated with our property, facilities and project management contracts and higher bonuses due to increased headcount and improved operating performance. Foreign currency translation had a $3.4 million positive impact on cost of services during the three months ended September 30, 2013. Cost of services as a percentage of revenue increased to 65.7% for the three months ended September 30, 2013 from 64.0% for the three months ended September 30, 2012, primarily attributable to a concentration of commissions among higher producing professionals in the United States as well as higher recruitment costs.

Operating, administrative and other expenses increased by $20.1 million, or 8.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase was primarily driven by strategic investments made in the current quarter, including increased headcount and the continuation of several strategic information technology initiatives. Foreign currency translation had a $1.8 million positive impact on total operating expenses during the three months ended September 30, 2013.

EMEA

Revenue increased by $56.8 million, or 24.8%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase was broad based, as every major business line posted double-digit revenue growth. Notable strength was evident in France, Germany, Spain and the United Kingdom. Foreign currency translation had a $2.5 million positive impact on total revenue during the three months ended September 30, 2013.

Cost of services increased by $21.4 million, or 14.2%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to higher bonuses in the United Kingdom due to improved operating performance. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to the increase. An increase in payroll-related costs as a result of increased headcount was mostly offset by the impact of cost containment expenses incurred in the prior-year quarter, which did not recur in the current year. Foreign currency translation had a $1.9 million negative impact on cost of services during the three months ended September 30, 2013. Cost of services as a percentage of revenue decreased to 60.3% for the three months ended September 30, 2013 from 65.9% for the three months ended September 30, 2012, primarily driven by an increase in transaction revenue in certain countries that have a significant fixed compensation structure, and the aforementioned cost containment expenses.

Operating, administrative and other expenses increased by $9.9 million, or 11.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily driven by an increase in payroll-related costs, largely due to increased headcount and improved operating performance, as well as higher marketing and travel costs. This increase was partially offset by the impact of cost containment expenses incurred in the prior-year quarter, which did not recur in the current year. Foreign currency translation had a $0.5 million negative impact on total operating expenses during the three months ended September 30, 2013.

Asia Pacific

Revenue increased by $2.8 million, or 1.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Improved overall performance in nearly all countries within the region, most notably Australia, India and Japan, was largely muted by foreign currency translation, which had a $22.4 million negative impact on total revenue during the three months ended September 30, 2013.

Cost of services increased by $7.0 million, or 5.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, driven by increased commission expense resulting from higher sales transaction revenue and higher payroll-related costs due to increased headcount. These items were partially offset by foreign currency translation, which had a $13.3 million positive impact on cost of services during the three months ended September 30, 2013. Cost of services as a percentage of revenue increased to 65.8% for the three months ended September 30, 2013 from 63.2% for the three months ended September 30, 2012, primarily due to a concentration of commissions among higher producing professionals as well as higher recruitment costs in the current year.

Operating, administrative and other expenses decreased by $0.4 million, or 0.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. An increase in costs due to higher payroll-related costs, which resulted from increased headcount, primarily in Australia and China, and increased marketing and travel costs, was more than offset by foreign currency translation, which had a $6.0 million positive impact on total operating expenses during the three months ended September 30, 2013.

Global Investment Management

Revenue increased by $13.0 million, or 11.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily driven by carried interest revenue earned in the current year. This was partially offset by lower asset management fees and rental revenue from consolidated real estate assets attributable to the selling of assets in the portfolio and the internalization of management of a non-traded REIT. Foreign currency translation had a $0.9 million positive impact on total revenue during the three months ended September 30, 2013.

Operating, administrative and other expenses decreased by $16.0 million, or 17.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was primarily driven by $14.2 million of transaction and integration costs associated with the REIM Acquisitions incurred in the prior-year quarter, which did not recur in the current quarter. Foreign currency translation had a $0.6 million negative impact on total operating expenses during the three months ended September 30, 2013.

Total AUM as of September 30, 2013 amounted to $87.6 billion, representing a 5.0% decrease from year-end 2012, primarily due to asset sales and the internalization of management of a non-traded REIT. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Development Services

Revenue decreased by $5.2 million, or 29.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, attributable to lower rental revenue as a result of property dispositions.

Operating, administrative and other expenses increased by $0.7 million, or 4.6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was primarily driven by higher bonuses, which resulted from improved overall operating performance, which were offset by lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

As of September 30, 2013, development projects in process totaled $5.2 billion, up 24% from year-end 2012, and the inventory of pipeline deals totaled $1.6 billion, down 22% from year-end 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Americas

Revenue increased by $289.4 million, or 10.1%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This improvement was primarily driven by higher sales, leasing and property, facilities and project management activity. Foreign currency translation had an $11.2 million negative impact on total revenue during the nine months ended September 30, 2013.

Cost of services increased by $215.9 million, or 11.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to higher salaries and related costs associated with our property, facilities and project management contracts. Also contributing to the variance was increased commission expense resulting from higher sales and lease transaction revenue and higher bonuses due to increased headcount and improved operating performance. Foreign currency translation had a $5.6 million positive impact on cost of services during the nine months ended September 30, 2013. Cost of services as a percentage of revenue increased to 64.7% for the nine months ended September 30, 2013 from 63.7% for the nine months ended September 30, 2012, primarily attributable to a concentration of commissions among higher producing professionals as well as higher recruitment costs in the current year.

Operating, administrative and other expenses increased by $58.3 million, or 8.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily driven by strategic investments made in the current year, including increased headcount, as well as higher consulting, marketing and travel costs. Foreign currency translation had a $3.5 million positive impact on total operating expenses during the nine months ended September 30, 2013.

EMEA

Revenue increased by $110.0 million, or 16.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was broad based, as every major business line posted double-digit revenue growth. Notable strength was evident in France, Germany, Spain and the United Kingdom. Foreign currency translation had a $1.0 million negative impact on total revenue during the nine months ended September 30, 2013.

Cost of services increased by $54.8 million, or 12.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to higher salaries and related costs associated with our property, facilities and project management contracts. Higher bonuses in the United Kingdom due to improved operating performance also contributed to the variance. An increase in payroll-related costs as a result of increased headcount was partially offset by the impact of cost containment expenses incurred in the prior year, which did not recur in the current year. Foreign currency translation had a $0.4 million negative impact on cost of services during the nine months ended September 30, 2013. Cost of services as a percentage of revenue decreased to 61.4% for the nine months ended September 30, 2013 from 63.2% for the nine months ended September 30, 2012 primarily driven by an increase in transaction revenue in certain countries that have a significant fixed compensation structure and the aforementioned cost containment expenses, which did not recur in the current year.

Operating, administrative and other expenses increased by $26.5 million, or 10.6%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount and improved operating performance, as well as an increase in insurance reserves and higher marketing and travel costs. These increases were partially offset by the impact of cost containment expenses incurred in the prior-year period, which did not recur in the current year. Foreign currency translation had a $0.8 million positive impact on total operating expenses during the nine months ended September 30, 2013.

Asia Pacific

Revenue increased by $48.9 million, or 8.6%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Improved overall performance in all countries within the region, most notably Australia, China, India and Japan, was largely muted by foreign currency translation, which had a $37.0 million negative impact on total revenue during the nine months ended September 30, 2013.

Cost of services increased by $30.7 million, or 8.4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, driven by increased commission expense resulting from higher sales transaction revenue and higher payroll-related costs due to increased headcount. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to the increase. Foreign currency translation had a $21.0 million positive impact on cost of services during the nine months ended September 30, 2013. Cost of services as a percentage of revenue was relatively consistent at 64.3% for the nine months ended September 30, 2013 compared to 64.4% for the nine months ended September 30, 2012.

Operating, administrative and other expenses increased by $15.9 million, or 10.0%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily driven by higher payroll-related costs, which mainly resulted from improved operating performance, and increased headcount, primarily in Australia and China, as well as higher marketing and travel costs. Foreign currency translation had a $10.2 million positive impact on total operating expenses during the nine months ended September 30, 2013.

Global Investment Management

Revenue increased by $9.9 million, or 2.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily driven by carried interest revenue earned in the current year, partially offset by lower asset management fees and rental revenue from consolidated real estate assets. Foreign currency translation had a $0.1 million positive impact on total revenue during the nine months ended September 30, 2013.

Operating, administrative and other expenses decreased by $36.8 million, or 13.0%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was primarily driven by lower transaction and integration costs associated with the REIM Acquisitions incurred in the current year. Foreign currency translation had a $0.2 million positive impact on total operating expenses during the nine months ended September 30, 2013.

Development Services

Revenue decreased by $15.6 million, or 30.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, attributable to lower rental revenue as a result of property dispositions.

Operating, administrative and other expenses decreased by $3.7 million, or 7.4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was primarily driven by lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion, partially offset by higher bonuses, which resulted from improved operating performance.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our 2013 expected capital requirements include up to approximately $150 million of anticipated net capital expenditures. During the nine months ended September 30, 2013, we incurred $68.1 million of net capital expenditures. As of September 30, 2013, we had aggregate commitments of $30.3 million to fund future co-investments in our Global Investment Management business, $11.1 million of which is expected to be funded in 2013. Additionally, as of September 30, 2013, we had committed to fund $13.4 million of additional capital to unconsolidated subsidiaries within our Development Services business, which may be called at any time. In recent years, the global credit markets have remained tight, which could affect both the availability and cost of our funding sources in the future.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $60.8 million and $63.5 million at September 30, 2013 and December 31, 2012, respectively. We expect to contribute a total of $5.2 million to fund our pension plans for the year ending December 31, 2013, of which $3.9 million was funded as of September 30, 2013.

The third long-term liquidity need is the payment of obligations related to acquisitions. As of September 30, 2013 and December 31, 2012, we had $21.7 million and $14.7 million, respectively, of deferred purchase consideration outstanding included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $234.6 million for the nine months ended September 30, 2013 as compared to $119.9 million of net cash used in operating activities for the nine months ended September 30, 2012. This variance was primarily due to a decrease in real estate held for sale and under development and higher bonus accruals in the current year. In addition, improved operating performance and lower income taxes paid in the current year contributed to the variance.

Investing Activities

Net cash provided by investing activities totaled $26.3 million for the nine months ended September 30, 2013 as compared to net cash used in investing activities of $153.5 million for the nine months ended September 30, 2012. This variance was primarily driven by higher proceeds received from the sale of real estate held for investment in the current year and a decrease in cash in the first quarter of 2012 as a result of the deconsolidation of CBRE Clarion U.S., L.P. in the prior year. Higher contributions to unconsolidated subsidiaries in the prior year and greater distributions from unconsolidated subsidiaries in the current year also contributed to the positive variance. These items were partially offset by greater amounts paid for acquisitions in the current year.

Financing Activities

Net cash used in financing activities totaled $839.6 million for the nine months ended September 30, 2013, an increase of $791.9 million as compared to the nine months ended September 30, 2012. The increase in cash used in financing activities was primarily due to our refinancing efforts during the nine months ended September 30, 2013, including the net repayment of $914.1 million of senior secured term loans and the redemption of $450.0 million of 11.625% senior subordinated notes, partially offset by the issuance of $800.0 million of 5.00% senior notes. In addition, higher net repayments of notes payable on real estate within our Development Services segment in the current year and higher distributions to non-controlling interests in the current year also contributed to the increase.

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

Since 2001, we have maintained credit facilities with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. During the nine months ended September 30, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

Our Credit Agreement currently provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of the 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the United States, with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2013 and December 31, 2012, we had $89.9 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.6% and 3.2%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2013, letters of credit totaling $11.7 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of September 30, 2013, we had $695.2 million of term loan facilities principal outstanding (including $481.3 million of tranche A term loan facility and $213.9 million of tranche B term loan facility), which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million, and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities principal outstanding), which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, the fair values of such interest rate swap agreements were reflected as a $33.3 million liability and a $48.0 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On March 14, 2013, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $800.0 million at September 30, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may have been redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the then outstanding 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report was $350.0 million at both September 30, 2013 and December 31, 2012.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 7.86x for the trailing twelve months ended September 30, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.46x as of September 30, 2013. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 5.00% senior notes and 6.625% senior notes.

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

We had short-term borrowings of $319.2 million and $1.1 billion as of September 30, 2013 and December 31, 2012, respectively, with related weighted average interest rates of 2.3% and 2.4%, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of December 31, 2013. As of September 30, 2013 and December 31, 2012, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2014. As of September 30, 2013 and December 31, 2012, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 31, 2014. As of September 30, 2013 and December 31, 2012, there were no amounts outstanding under this facility.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $200.0 million line of credit, bears interest at the daily LIBOR plus 1.90% and has a maturity date of October 27, 2014.

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

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement has been amended and currently provides for a $200.0 million warehouse facility and bears interest at the daily one-month LIBOR plus 2.25% with a maturity date of January 16, 2014.

During the nine months ended September 30, 2013, we had a maximum of approximately $1.1 billion of warehouse lines of credit principal outstanding. As of September 30, 2013 and December 31, 2012, we had $224.4 million and $1.0 billion of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Additionally, we had $227.6 million and $1.0 billion of mortgage loans held for sale (warehouse receivables), as of September 30, 2013 and December 31, 2012, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR plus 2.0%. As of September 30, 2013, there was $4.8 million of Euro cash pool loan outstanding, which has been included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. There were no amounts outstanding under this facility as of December 31, 2012.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $13.3 million as of September 30, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through July 2014.

We had guarantees totaling $20.6 million as of September 30, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $20.6 million primarily consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $60.8 million as of September 30, 2013), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2016, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $7.1 billion at September 30, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $369.9 million at September 30, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2013 and December 31, 2012, CBRE MCI had $14.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $12.5 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $182.6 million (including $56.0 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2013, we had aggregate commitments of $30.3 million to fund future co-investments, $11.1 million of which is expected to be funded in 2013. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2013, we had committed to fund $13.4 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the Fed Funds Effective Swap Rate, or Overnight Index Swap Rate, to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. treasury rates and LIBOR. This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU applies to all entities that elect to apply hedge accounting of the benchmark interest rate. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this update did not have a material effect on our consolidated financial position or results of operations.

Also in July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not believe the adoption of this update will have a material impact on our consolidated financial position.

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

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•	our ability to control costs relative to revenue growth;

•	our ability to retain and incentivize producers;

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

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration issues arising out of companies we may acquire;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	the weakened financial condition of certain of our clients;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would impact our revenues and operating performance;

•	trends in pricing and risk assumption for commercial real estate services;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate at or below current levels;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

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

•

the ability of our Global Investment Management business to realize values in investment funds sufficient to offset incentive compensation expense related thereto, and the ability of that business to maintain and grow assets under management, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

•	our ability to comply with laws and regulations related to our international operations, including the anti-corruption laws of the U.S. and other countries;

•	our leverage and our ability to perform under our credit facilities;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	lending activity of Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

•	the effect of implementation of new accounting rules and standards; and

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

During the nine months ended September 30, 2013, approximately 39% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. On March 22, 2013, we entered into three option agreements, including one to sell a notional amount of 9.5 million Euros, which expired on June 26, 2013, one to sell a notional amount of 4.5 million Euros, which expired on September 26, 2013 and one to sell a notional amount of 21.0 million Euros, which expires on December 27, 2013. On September 4, 2013, we entered into two option agreements, including one to sell a notional amount of 6.1 million British pounds sterling, which expired on September 26, 2013 and one to sell a notional amount of 13.7 million British pounds sterling, which expires on December 27, 2013. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were losses of $1.1 million and $1.6 million for the three and nine months ended September 30, 2013, respectively, and $1.5 million and $3.8 million for the three and nine months ended September 30, 2012, respectively, resulting from net losses on foreign currency exchange option agreements. As of September 30, 2013, the fair values of these foreign currency exchange option agreements were reflected as a $0.2 million asset and were included in prepaid expenses in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, the fair values of these interest rate swap agreements were reflected as a $33.3 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior secured term loans was approximately $696.3 million at September 30, 2013. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 6.625% senior notes were $756.6 million and $378.0 million, respectively, at September 30, 2013.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2013, the net impact of the additional interest cost would be a decrease of $1.8 million on pre-tax income and a decrease of $1.8 million on cash provided by operating activities for the nine months ended September 30, 2013.

We also have $151.0 million of notes payable on real estate as of September 30, 2013. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.5 million for the nine months ended September 30, 2013. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Grant recipients under our various equity compensation plans may elect for us to repurchase shares awarded to them to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. The following table presents information with respect to the repurchased shares relating thereto during each calendar month within the fiscal quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2013 – July 31, 2013	—	$—
August 1, 2013 – August 31, 2013	—	$—
September 1, 2013 – September 30, 2013	601,917	$22.00

Total	601,917	$22.00

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1	11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2	10/3/2011

4.1(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D/A	005-46943	25	7/25/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.1(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.1(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.1(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.2(a)	Indenture, dated as of June 18, 2009, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		6/23/2009

4.2(b)	Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		9/10/2009

4.2(c)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 11.625% Senior Subordinated Notes Due June 15, 2017	8-K	001-32205	4.1		7/29/2011

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1		10/12/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001/32205	4.2		7/29/2011

4.4(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(a)	5/10/2013

4.4(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.4(c)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

10.1	Form of Grant Notice and Restricted Stock Unit Agreement (Performance-Based) for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.1		8/20/2013

10.2	Form of Grant Notice and Restricted Stock Unit Agreement (Time-Based) for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.2		8/20/2013

10.3	Form of Grant Notice and Restricted Stock Unit Agreement (Time-Performance Based) for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.3		8/20/2013

11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)						X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing description of exhibits, references to CB Richard Ellis Group, Inc. are to CBRE Group, Inc., references to CB Richard Ellis Services, Inc. are to CBRE Services, Inc., and references to CB Richard Ellis, Inc. are to CBRE Inc., in each case, prior to their respective name changes, which became effective October 3, 2011.

+	Denotes a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: November 12, 2013	/S/ GIL BOROK
Gil Borok
Chief Financial Officer (principal financial officer)

Date: November 12, 2013	/S/ ARLIN GAFFNER
Arlin Gaffner
Chief Accounting Officer (principal accounting officer)