Form 10-K
period 2013-12-31
CBRE GROUP, INC.
filed 2014-03-03
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number 001 - 32205

CBRE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 South Hope Street, 25th Floor Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

(213) 613-3333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $7.7 billion based upon the last sales price on June 28, 2013 on the New York Stock Exchange of $23.36 for the registrant’s Class A Common Stock.

As of February 14, 2014, the number of shares of Class A Common Stock outstanding was 331,964,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2014 Annual Meeting of Stockholders to be held May 16, 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CBRE Group, Inc., a Delaware corporation, (which may be referred to in this Form 10-K as the “company”, “we”, “us” and “our”) is the world’s largest commercial real estate services and investment firm, based on 2013 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2013, excluding independent affiliates, we operated in approximately 350 offices worldwide, with approximately 44,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. We generate revenues from management fees on a contractual and per-project basis, and from commissions on transactions. Our contractual, fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing and investment management, represented approximately 41% of our 2013 revenue.

We generated revenue from a well-balanced, highly diversified base of clients. In 2013, our client roster included approximately 85 of the Fortune 100 companies, and consisted of firms in a broad range of industries as follows:

•	corporations (44%);

•	insurance companies and banks (15%);

•	pension funds and advisors (11%);

•	individuals and partnerships (7%);

•	real estate investment trusts, or REITs, (5%);

•	government agencies (4%); and

•	others (14%).

Property owners, occupiers and investors continue to consolidate their needs with fewer service providers, and are awarding their business to firms that have strong capabilities across major markets and service disciplines. We believe we are well positioned to capture a growing and disproportionate share of the business being awarded as a result of these trends.

In 2013, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and were also named the Global Real Estate Advisor of the Year by Euromoney. We have been the only commercial real estate services company included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for eight consecutive years, including in 2013 when we ranked fourth overall and were the highest ranked commercial real estate services company.

CBRE History

CBRE marked its 107th year of continuous operations in 2013, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. Since then, we have grown into the largest global commercial real estate services and investment firm (in terms of 2013 revenue) through organic growth and a series of strategic acquisitions, including the December 2006 purchase of Trammell Crow Company and the 2011 acquisition of substantially all of ING Group N.V.’s Real Estate Investment Management (REIM) operations in Europe and Asia and its U.S.-based global real estate listed securities business (collectively referred to as the REIM Acquisitions). In 2013, we fortified our real estate outsourcing platform in Europe with the acquisition of London-based Norland Managed Services Ltd (Norland). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market.

We have also historically enhanced and complemented our global capabilities through the acquisition of regional and specialty firms that are leaders in their areas of focus, including regional firms with which we had previous affiliate relationships. We completed 10 such “in-fill” acquisitions in 2013 and they are an integral part of our growth strategy.

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

Most of our operations are conducted through our indirect wholly-owned subsidiary CBRE, Inc. Our mortgage loan origination, sales and servicing operations are conducted exclusively through our indirect wholly-owned subsidiary operating under the name CBRE Capital Markets, Inc., or Capital Markets, and its subsidiaries. Our operations in Canada are conducted through our indirect wholly-owned subsidiary CBRE Limited. Both CBRE Capital Markets and CBRE Limited are subsidiaries of CBRE, Inc.

Our Americas segment accounted for 62.7% of our 2013 revenue, 63.0% of our 2012 revenue and 62.2% of our 2011 revenue. Within our Americas segment, we organize our services into the following business areas:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 34.8% of our 2013 consolidated worldwide revenue, 35.0% of our 2012 consolidated worldwide revenue and 34.5% of our 2011 consolidated worldwide revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. Our many years of strong local market presence have allowed us to develop significant repeat business from existing clients, including approximately 67% of our revenues from existing U.S. real estate sales and leasing clients in 2013. This includes referrals from other parts of our business. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas, Denver, Houston, Los Angeles, Miami, New York, Philadelphia, Phoenix and San Francisco.

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

•

Capital Markets. We offer clients fully integrated investment sales and debt/structured financing services under the CBRE Capital Markets brand. The tight integration of these services fosters collaboration between our investment sales and debt/structured financing professionals, helping to meet the marketplace demand for comprehensive capital markets solutions. During 2013, we concluded approximately $92.2 billion of capital markets transactions in the Americas, including $65.8 billion of investment sales transactions and $26.4 billion of mortgage loan originations and sales.

We believe our Investment Properties business, which includes office, industrial, retail, multifamily and hotel properties, is the leading investment sales property advisor in the United States, with a market share of approximately 17% in 2013. Our mortgage brokerage business originates, sells and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. In the United States, our mortgage loan origination volume in 2013 was $23.2 billion, representing an increase of approximately 21% from 2012. Approximately $7.8 billion of loans in 2013 were originated for federal government-sponsored entities, most of which were financed through revolving credit lines dedicated exclusively for this purpose. We substantially mitigate the principal risk associated with loans financed through these credit lines prior to closing by either obtaining a contractual purchase commitment from the government-sponsored entity or confirming a forward-trade commitment for the issuance and purchase of a mortgage-backed security that will be secured by the loan. We advised on the sale of approximately $2.5 billion of mortgages on behalf of financial institutions in 2013, compared with $2.0 billion in 2012. In 2013, GEMSA Loan Services, a joint venture between CBRE Capital Markets and GE Capital Real Estate, serviced approximately $111.5 billion of mortgage loans, $76.5 billion of which related to the servicing rights of CBRE Capital Markets.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses and feasibility and fairness opinions. Our valuation business has developed proprietary systems for data management, analysis and valuation report preparation, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2013, we completed over 48,000 valuation, appraisal and advisory assignments in the Americas.

Outsourcing Services

Outsourcing commercial real estate services is a long-term trend in our industry, with corporations, institutions, public sector entities, health care providers and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Two of our service offerings seek to capitalize on the outsourcing trend: (1) occupier outsourcing, which we provide through our Global Corporate Services business line, and (2) property management, which we provide through our Asset Services business line. Agreements with our occupier outsourcing clients, which are generally occupiers of space, are typically long-term arrangements with penalties for early termination. Our management agreements with our property management clients, which are owners/investors in real estate, may be terminated with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and we work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2013, we managed approximately 1.7 billion square feet of commercial space for property owners and occupiers in the Americas, which we believe represents one of the largest portfolios in the region. Our outsourcing services business line accounted for 27.9% of our 2013 consolidated worldwide revenue, 28.0% of our 2012 consolidated worldwide revenue and 27.7% of our 2011 consolidated worldwide revenue.

•

Occupier Outsourcing. Through our Global Corporate Services business line, we provide a comprehensive suite of services to occupiers of real estate, including portfolio and transaction management, project management, facilities management and strategic consulting. We enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. The long-term, contractual nature of these relationships enables us to devise and execute real estate strategies that support our clients’ overall business strategies. Our clients include leading global corporations, health care providers and public sector entities with large, geographically-diverse real estate portfolios. Project management services are typically provided on a portfolio-wide or programmatic basis. Revenues for project management include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices, data centers and other critical facilities, and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied. In general, portfolio and transaction services contribute revenue on a transaction basis; project management and facilities management contribute contractual, or per-project, revenue and strategic consulting services contribute both transaction and contractual revenue.

•

Property Management. Through our Asset Services business line, we provide property management services on a contractual basis for owners/investors in office, industrial and retail properties. These services include construction management, marketing, leasing, accounting and financial services. We provide these services through an extensive network of real estate experts in major markets throughout the United States. These local specialists are supported by a strategic accounts team whose function is to help ensure quality service and to maintain and expand relationships with large institutional clients, including buyers, sellers and landlords who need to lease, buy, sell and/or finance space. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including refinancing, disposition and appraisal. We typically receive monthly management fees for the asset services we provide based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. We are also normally reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

Europe, Middle East and Africa (EMEA)

Our Europe, Middle East and Africa, or EMEA, reporting segment operates in 40 countries with services primarily furnished through a number of indirect wholly-owned subsidiaries. The largest operations are located in France, Germany, Italy, the Netherlands, Spain and the United Kingdom. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, focused on the prime and super-prime segments of the market, primarily in France, Spain and the United Kingdom. Within EMEA, our services are organized along the same lines as in the Americas, including brokerage, investment properties, occupier outsourcing, valuation/appraisal services, asset management services and facilities management, among others. In addition, the acquisition of Norland in December 2013 enables us to self-perform building technical engineering services in Europe. Our EMEA segment accounted for 16.9% of our 2013 revenue, 15.8% of our 2012 revenue and 18.2% of our 2011 revenue.

In France, we believe we are a market leader in Paris and also have operations in Aix en Provence, Bagnolet, Bordeaux, Lille, Lyon, Marseille, Montreuil, Montrouge, Saint Denis and Toulouse. Our German operations are located in Berlin, Cologne, Düsseldorf, Frankfurt, Hamburg and Munich. Our presence in Italy includes operations in Milan, Modena, Rome and Turin. Our operations in the Netherlands are located in Amsterdam, the Hague and Rotterdam. In Spain, we provide full-service coverage through our offices in Barcelona, Madrid, Marbella, Palma de Mallorca, Valencia and Zaragoza. We are one of the leading commercial real estate services companies in the United Kingdom. We have held the leading market position in investment sales in the United Kingdom in each of the past six years, including in 2013. In London, we provide a broad range of commercial property real estate services to investment and occupier clients, and held the leading market position for space acquisition in 2013 for the fourth year in a row. We also have regional offices in Birmingham, Bristol, Coleshill, Jersey, Leeds, Liverpool, Luton, Manchester, Sheffield, Southampton and Thames Valley as well as offices in Aberdeen, Belfast, Dublin, Edinburgh and Glasgow managed by our U.K. team.

In several countries in EMEA, we operate through independent affiliates that provide commercial real estate services under our brand name. Our agreements with these independent affiliates include licenses to use the “CBRE” and “CB Richard Ellis” names in the relevant territory in return for payments of annual royalty fees to us. In addition, these agreements also include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific reporting segment operates in 13 countries with services primarily furnished through a number of indirect wholly-owned subsidiaries. We believe that we are one of only a few companies that can provide a full range of real estate services to large occupiers and investors throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in China, Hong Kong, India, Japan, Singapore, South Korea, Taiwan and Vietnam. In addition, we have agreements with independent affiliates in Cambodia, Malaysia, the Philippines and Thailand that generate royalty fees and support cross-referral arrangements similar to our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Perth, Sydney, Auckland, Christchurch and Wellington. Our Asia Pacific segment accounted for 12.2% of our 2013 revenue, 12.6% of our 2012 revenue and 13.4% of our 2011 revenue.

Global Investment Management

Operations in our Global Investment Management reporting segment are conducted through our indirect wholly-owned subsidiary CBRE Global Investors, LLC and its global affiliates, which we also refer to as CBRE

Global Investors. CBRE Global Investors provides investment management services to pension funds, insurance companies, sovereign wealth funds, foundations, endowments and other institutional investors seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In some strategies, CBRE Global Investors and its investment teams co-invest with its limited partners. Our Global Investment Management segment accounted for 7.5% of our 2013 revenue, 7.4% of our 2012 revenue and 4.9% of our 2011 revenue.

CBRE Global Investors’ investment programs are organized into four primary categories, which include direct real estate investments through separate accounts and sponsored equity and debt funds as well as indirect real estate investments through listed securities and multi manager funds of funds. The investment programs cover the full range of risk strategies from core/core+ to opportunistic. Operationally, dedicated investment teams execute each investment program within these categories, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams are supported by shared resources such as accounting, finance, legal, information technology, investor services and research. CBRE Global Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on market data from our advisory services group.

CBRE Global Investors closed approximately $4.2 billion and $3.9 billion of new acquisitions in 2013 and 2012, respectively. It liquidated $8.9 billion and $4.7 billion of investments in 2013 and 2012, respectively. Assets under management have increased from $14.4 billion at December 31, 2003 to $89.1 billion at December 31, 2013, representing an approximately 20% compound annual growth rate.

As of December 31, 2013, our portfolio of consolidated real estate held for investment consisted of two multifamily/residential properties located in the United States. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to operational real estate properties, excluding those reported as discontinued operations, of $9.8 million and $5.3 million, respectively, for the year ended December 31, 2013, $20.2 million and $18.4 million, respectively, for the year ended December 31, 2012 and $32.8 million and $14.2 million, respectively, for the year ended December 31, 2011.

Development Services

Operations in our Development Services reporting segment are conducted through our indirect wholly-owned subsidiary Trammell Crow Company, LLC and certain of its subsidiaries, providing development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); and residential/mixed-use projects. Our Development Services segment accounted for 0.7% of our 2013 revenue, 1.2% of our 2012 revenue and 1.3% of our 2011 revenue.

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

Trammell Crow Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment – either on an individual project basis or through programs with certain strategic capital partners) or for its own account (100% ownership). Development activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries that are consolidated or unconsolidated for financial reporting purposes, depending primarily on the extent and nature of our ownership interest.

As of December 31, 2013, our portfolio of consolidated real estate consisted of land, industrial, office and retail properties and mixed-use projects. These projects are geographically dispersed throughout the United States. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to these operational real estate properties, excluding those reported as discontinued operations, of $14.5 million and $6.4 million, respectively, for the year ended December 31, 2013, $35.4 million and $17.1 million, respectively, for the year ended December 31, 2012 and $41.1 million and $20.7 million, respectively, for the year ended December 31, 2011.

At December 31, 2013, Trammell Crow Company had $4.9 billion of development projects in process. Additionally, the inventory of pipeline deals (prospective projects we believe have a greater than 50% chance of closing or where land has been acquired and the projected construction start date is more than twelve months out) was $1.5 billion at December 31, 2013.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2013 revenue, our relative competitive position varies significantly across markets, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers that compete with us on a local, regional, national or global basis or within a market segment; outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings; in-house corporate real estate departments and property owners/developers that self-perform real estate services; investment banking firms, investment managers and developers that compete with us to raise and place investment capital; and accounting/consulting firms that advise on real estate strategies. Some of these firms may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are substantially smaller than us, some of them are larger on a local or regional basis or have a stronger position in a market segment. In addition, it is also possible that two or more of our competitors could combine to create a much larger and more formidable global competitor. Among our primary competitors are other large multi-national firms, such as Cushman & Wakefield, Jones Lang LaSalle, FirstService Corporation (the publicly traded parent of Colliers International), Savills and DTZ; national firms such as Newmark Grubb Knight Frank and Cassidy Turley; market-segment specialists, such as HFF and Eastdil Secured; and large global firms that compete with our outsourcing business, such as Johnson Controls, Inc.

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

Employees

At December 31, 2013, excluding our independent affiliates, we had approximately 44,000 employees worldwide, approximately 40% of which represent costs that are fully reimbursed by clients and are mostly in our outsourcing services lines of business. At December 31, 2013, 946 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in California, Illinois, New Jersey and New York. We believe that relations with our employees are generally good.

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

In addition to trade names, we have developed proprietary technologies for the provision of complex services and analysis through our global outsourcing business and for preparing and developing valuation reports for our clients through our valuation business. We also offer proprietary research to clients through our CBRE-EA research unit and we offer proprietary investment analysis and structures through CBRE Global Investors. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

Environmental Matters

Federal, state and local laws and regulations in the countries in which we do business impose environmental liabilities, controls, disclosure rules and zoning restrictions that affect the ownership, management, development, use, or sale of commercial real estate. Certain of these laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property, including contamination resulting from above-ground or underground storage tanks or the presence of asbestos or lead at a property. If contamination occurs or is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. Under certain laws and common law principles, any failure by us to disclose environmental contamination at a property could subject us to liability to a buyer or lessee of the property. Further, federal, state and local governments in the countries in which we do business have enacted various laws, regulations, and treaties governing environmental and climate change, particularly for “greenhouse gases,” which seek to tax, penalize, or limit their release. Such regulations could lead to increased operational or compliance costs over time.

While we are aware of the presence or the potential presence of regulated substances in the soil or groundwater at or near several properties owned, operated or managed by us that may have resulted from historical or ongoing activities on those properties, we are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both us and the commercial real estate services industry in general. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development services businesses, which could adversely affect the results of operations of these business lines.

Available Information

Our internet address is www.cbre.com. We use our website as a channel of distribution for Company information, and financial and other material information regarding us is routinely posted and accessible on our website.

On the Investor Relations page on our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including reports filed by our officers and directors under Section 16(a) of the Exchange Act.

All of the information on our Investor Relations web page is available to be viewed free of charge. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CBRE Group, Inc., 200 Park Avenue, New York, New York 10166. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Many of the world’s largest economies and financial institutions continue to be affected by ongoing global economic and financial issues, with some continuing to face financial difficulty, fiscal uncertainty, pressure on asset prices, liquidity problems and limited availability of credit, made worse in certain areas by increased unemployment or limited economic growth. It is uncertain how long these effects will last, or whether economic and financial trends in those areas, particularly in Europe, will worsen or improve. The current economic situation may be exacerbated if additional negative geo-political or economic developments, natural disasters or other disruptions were to arise.

Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines.

Our business is significantly affected by generally prevailing economic conditions in the principal markets where we operate, which can result in a general decline in real estate acquisition, disposition and leasing activity, as well as a general decline in the value of commercial real estate and in rents, which in turn reduces revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development or investment management activities. Our capital markets business could also suffer from any political or economic disruption that affects interest rates or liquidity. In addition, we could experience a reduction in the amount of fees we earn in our Global Investment Management business if our assets under management decrease or those assets fail to perform as anticipated. These economic conditions could also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development.

Our development and investment strategy often entails making relatively modest co-investments alongside our investor clients. Our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments or selling prices may be lower than originally anticipated. As a result, the value of our commercial real estate investments may be reduced, and we could realize losses or diminished profitability. In addition, economic downturns may reduce the amount of loan originations and related servicing by our commercial mortgage brokerage business.

Performance of our asset services line of business partially depends upon the performance of the properties we manage because our fees are generally based on a percentage of aggregate rent collections from these properties. The performance of these properties may be affected by many factors which are partially or completely outside of our control, including: (i) real estate and financial market conditions prevailing generally and locally; (ii) our ability to attract and retain creditworthy tenants, particularly during economic downturns; and (iii) the magnitude of defaults by tenants under their respective leases, which may increase during distressed conditions.

For example, during 2008 and 2009, credit became severely constrained and prohibitively expensive, and real estate market activity contracted sharply in most markets around the world as a result of the global financial crisis and the deep economic recession. These adverse macro conditions affected commercial real estate services companies like ours by significantly hampering transaction activity and lowering real estate valuations. Similar to other commercial real estate services firms, our transaction volumes fell during 2008 and most of 2009, and as a result, our stock price declined significantly. If the economic and market conditions that prevailed in 2008 and 2009 were to return, our business performance and profitability could again deteriorate.

Most recently, in the United States, continued uncertainty over fiscal and tax policy has caused, and may continue to cause, our clients to delay or cancel commercial real estate transactions which may affect our revenues. The economic situation in Europe remains unstable, arising from the various austerity policies and continuing credit restrictions. If the nascent recovery in certain European economies does not gain traction, or if conditions remain unstable or worsen, our revenues may be adversely affected.

Fiscal uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings guidance or outlook, which we have given or might give, may be overtaken by events, or may otherwise turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenue and earnings at the time we give such guidance based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be, or to have been, incorrect.

Adverse developments in the credit markets may harm our business, results of operations and financial condition.

Our Global Investment Management, Development Services and Capital Markets (including investment property sales and debt and structured financing services) businesses are sensitive to credit cost and availability as well as marketplace liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market.

Disruptions in the credit markets may adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of commercial real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our Global Investment Management and Development Services businesses will be unable to generate incentive fees, and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

In 2008 and 2009, the credit markets experienced a disruption of unprecedented magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated. While the credit market has improved since the second half of 2009, liquidity remains constrained. This uncertainty may lead market participants to continue to act more conservatively, which may amplify decreases in demand and pricing in the markets we serve.

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders’ equity and our stock price. For example, during the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million in our Global Investment Management segment. This non-cash write-off was related to a decrease in value of our open-end funds, primarily in Europe. These funds have experienced a decline in assets under management, as the business mix shifts toward separate accounts, consistent with market movements following the extended financial crisis in Europe, which has resulted in project sales and planned liquidations of certain funds. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Robert E. Sulentic, our President and Chief Executive Officer. Mr. Sulentic and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business, including brokerage and property and investment management personnel. We use equity incentives to help retain and incentivize many of our key personnel. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2013, we generated approximately 39% of our revenue from operations outside the United States. With the REIM Acquisitions, the footprint of our Global Investment Management business significantly expanded, particularly in Europe and Asia, and with the acquisition of Norland, our Global Corporate Services business will expand significantly in Europe. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;

•	currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits to the United States;

•	arbitrary adverse changes in regulatory or tax requirements;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability, particularly in Europe, which is undergoing economic stagnation following its sovereign debt crisis;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;

•	a tendency for clients to delay payments in some European and Asian countries;

•	political and economic instability in certain countries; and

•	foreign ownership restrictions with respect to operations in countries such as China.

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

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2013, approximately 39% of our revenue was transacted in foreign currencies, the majority of which included the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. Our Global Investment Management business has a significant amount of Euro-denominated assets under management as well as associated revenue and earnings in Europe, which continues to experience economic stagnation that may result in deterioration in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our assets under management, revenue and earnings.

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

From time to time, our management uses currency hedging instruments, including foreign currency forward and option contracts and borrows in foreign currencies. There can be no assurance that these hedging instruments will be available when needed. Additionally, economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which affect cash flow, and unexpected changes in the underlying net asset position.

Our growth has benefited significantly from acquisitions, which may not be available in the future or perform as expected.

A significant component of our growth has occurred through acquisitions, including the REIM Acquisitions that we completed in the second half of 2011 and our acquisition of Norland in 2013. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction and deferred financing costs, among others.

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

The anticipated benefits of the REIM Acquisitions, Norland acquisition and other acquisitions we make may not be realized as we contemplated.

We completed the REIM Acquisitions as well as other acquisitions (such as the acquisition of Norland) with the expectation that such acquisitions would result in various benefits, including, among others, enhanced revenues, a strengthened market position, cross-selling opportunities and operating efficiencies. Achieving the anticipated benefits of the REIM Acquisitions and other acquisitions will be subject to a number of uncertainties, including the realization of accretive benefits in the timeframe anticipated. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our financial condition and operating results.

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

A substantial part of our fees are based upon the value of the assets we manage, and if asset values deteriorate, our asset management fees will decline as a result. Our acquisition and disposition fees can decline as a result of delay in the deployment of capital or limited market liquidity. We also earn incentive fees tied to portfolio performance, which fees may decline if there is a downturn in real estate markets and we fail to meet benchmarks or absolute return hurdles. Finally, during periods of economic weakness, recession or stagnation, existing and prospective clients in our Global Investment Management business may be less able or willing to commit new funds to real estate investments, which are inherently less liquid than many competing investment classes, thereby inhibiting the ability of our Global Investment Management business to raise new funds. Additionally, investors with open commitments to provide additional investment could become less able or willing to honor their financial commitments and/or seek to renegotiate the terms of their commitments or the fees that they are obligated to pay. To the extent that clients in our Global Investment Management business seek to avoid paying fees they are obligated to pay, or seek to avoid deploying capital that has been committed, we could experience a decrease in collection of fees and interruptions to our client relationships and business.

Our real estate investment and co-investment activities subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our Global Investment Management business involves co-investing our capital in certain real estate investments with our clients, and there is an inherent risk of loss of our investments. As of December 31, 2013, we had committed $9.4 million to fund future co-investments, $8.1 million of which is expected to be funded during 2014. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is a very important part of our Global Investment

Management business, which would suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances.

Selective investment in real estate projects is an important part of our Development Services business strategy, and there is an inherent risk of loss of our investment. As of December 31, 2013, we had approximately 15 consolidated real estate projects with invested equity of $2.8 million and $4.0 million of notes payable on real estate that are recourse to us (in addition to being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). In addition, at December 31, 2013, we were involved as a principal (in most cases, co-investing with our clients) in approximately 50 unconsolidated real estate subsidiaries with invested equity of $80.3 million and had committed additional capital to these unconsolidated subsidiaries of $25.0 million. We also guaranteed notes payable of these unconsolidated subsidiaries of $3.2 million, excluding guarantees for which we have outstanding liabilities accrued on our consolidated balance sheet.

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

Because the disposition of a single significant investment can affect our financial performance in any period, our real estate investment activities could increase fluctuations in our net earnings and cash flow. In many cases, we have limited control over the timing of the disposition of these investments and the recognition of any related gain or loss, or incentive participation fee.

Poor performance of the investment programs that our Global Investment Management business manages would cause a decline in our revenue, net income and cash flow and could adversely affect our ability to raise capital for future programs.

In the event that any of the investment programs that our Global Investment Management business manages were to perform poorly, our revenue, net income and cash flow could decline because the value of the assets we manage would decrease, which would result in a reduction in some of our management fees, and our investment returns would decrease, resulting in a reduction in the incentive compensation we earn. Moreover, we could experience losses on co-investments of our own capital in such programs as a result of poor performance. Investors and potential investors in our programs continually assess our performance, and our ability to raise capital for existing and future programs and maintaining our current fee structure will depend on our continued satisfactory performance.

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

Our debt instruments, including our credit agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:

•	plan for or react to market conditions;

•	meet capital needs or otherwise restrict our activities or business plans; and

•	finance ongoing operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest, including:

•	incurring or guaranteeing additional indebtedness;

•	paying dividends or making distributions on or repurchases of capital stock;

•	repurchasing equity interests or debt;

•	the payment of dividends or other amounts to us;

•	making investments;

•	transferring or selling assets, including the stock of subsidiaries;

•	engaging in transactions with affiliates;

•	issuing subsidiary equity or entering into consolidations and mergers;

•	creating liens; and

•	entering into sale/leaseback transactions.

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 4.25x. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot give assurance that we will be able to meet those ratios when required. For example, we experienced a decline in EBITDA during the economic downturn in 2008 to 2009, which negatively affected our minimum coverage ratio and maximum leverage ratio. However, we significantly reduced our cost structure during 2008 and 2009, and, as a result of these cost reductions as well as renewed growth in our business, we were and continue to be well within compliance with the minimum coverage ratio and the maximum leverage ratio under our credit agreement. Our coverage ratio of EBITDA to total interest expense was 8.97x for the year ended December 31, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.43x as of December 31, 2013. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against the collateral granted to them to secure the debt, which collateral is described in the immediately following risk factor. If the debt under our credit agreement were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt. In addition, such a breach under our credit agreement could trigger a cross default under our other debt instruments, including the notes under our indentures.

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

We are highly leveraged and have significant debt service obligations. Our credit agreement currently provides for a $1.2 billion revolving credit facility; a $500.0 million tranche A term loan facility; and a $215.0 million tranche B term loan facility. As of December 31, 2013, our total debt, excluding notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.0 billion. For the year ended December 31, 2013, our interest expense was approximately $135.1 million. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, or other amounts due in respect of, our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

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

From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings and any downgrades thereof may affect our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any future borrowings, and could also cause a decline in the market price of our Class A common stock in addition to our outstanding debt instruments.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely affect our stock price.

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

Any of our clients may experience a downturn in their business that may weaken their results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in losses to our company. A client bankruptcy would delay or preclude full collection of amounts owed to us. Additionally, certain occupier outsourcing and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.

The bankruptcy or insolvency of a significant counterparty (which may include co-brokers, lenders, insurance companies, hedging counterparties, service providers or other organizations with which we do business), or the failure of any significant counterparty to perform its contractual commitments, may result in disruption to our business or material losses to our company.

Failure to maintain the security of our information and technology networks, including personally identifiable and client information, could adversely affect us.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, fraudulent use or misuse of client, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business, revenues and competitive position. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect us and our reputation.

Interruption or failure of our information technology, communications systems or data services could impair our ability to effectively provide our services, which could damage our reputation and harm our operating results.

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be adversely affected by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyber attacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, or other events which are beyond our control. In addition, the operation and maintenance of these systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays, and loss of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. We have disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be adversely affected.

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

Our business relies significantly on the use of commercial real estate data. We produce much of this data internally, but a significant portion is purchased from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or our clients could damage our reputation, and our operating results could be adversely affected.

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

The advice and services we render in our financial and valuation advisory businesses, the investment decisions we make in our Global Investment Management business and the activities of our investment banking and investment management professionals for or on behalf of our clients may subject them and us to the risk of third-party litigation. Such litigation may arise from client or investor dissatisfaction with the performance of our programs, differences between actual values and appraised values, and a variety of other litigation claims, including allegations that we improperly exercised judgment, discretion, control or influence over client investments or that we breached fiduciary duties to clients. For example, in our valuation and appraisal business, if market dynamics lead to a reduction in the market value of properties we have previously appraised, we may be subject to a higher risk of claims, including conflicts of interest claims, based on the circumstances of valuations previously issued. Our valuation and appraisal services involve transactions where the value of the transaction is much greater than the fees we generate. As a result, the consequences of errors that lead to damages might be disproportionately large in relation to the fees generated in the event our contractual protections or our insurance coverage are inadequate to protect us fully.

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

Although some of these litigation risks may be mitigated by the commercial insurance we maintain in amounts we believe are appropriate, in the event of a substantial loss, our commercial insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages, the scope of available coverage may not cover certain types of claims, or such insurance may not continue to be available to us on acceptable terms. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, notwithstanding that we seek to limit this risk by placing our commercial insurance only with highly-rated companies. Any of these events could negatively affect our business, financial condition or results of operations.

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

Our company has a global platform with different business lines and a broad client base and is therefore subject to numerous potential, actual or perceived conflicts of interests in the provision of services to our existing and potential clients. For example, conflicts may arise from our position as broker to both owners and tenants in commercial real estate lease transactions. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, but these policies and procedures may not be adequate and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to identify, disclose and manage potential conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations. In addition, it is possible that in some jurisdictions regulations could be changed to limit our ability to act for parties where conflicts exist even with informed consent, which could limit our market share in those markets. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

Our joint venture activities and affiliate program involve unique risks that are often outside of our control and that, if realized, could harm our business.

We have utilized joint ventures for commercial investments and local brokerage and other affiliations both in the United States and internationally, and we may acquire minority interests in other joint ventures in the future. Under our affiliate program, we enter into contractual relationships with local brokerage, property management or other operations pursuant to which we license our name and make available certain of our resources, in exchange for economic participation in transactional activity. In many of these joint ventures and affiliations, we may not have the right or power to direct the management and policies of the joint ventures or affiliates, and other participants or operators of affiliates may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants and operators may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant or affiliate acts contrary to our interest, it could harm our brand, business, results of operations and financial condition.

We have numerous significant competitors and potential future competitors, some of which may have greater financial and operational resources than we do.

We compete across a variety of business disciplines within the commercial real estate services industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2013 revenue, our relative competitive position varies significantly across geographies, property types and services and business lines. Depending on the geography, property type or service or business line, we face competition from other commercial real estate service providers and investment firms, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms. Some of these firms may have greater financial resources than we do. In addition, future changes in laws could lead to the entry of other competitors, such as financial institutions. Although many of our competitors are local or regional firms and are substantially smaller than us, some of these competitors are larger on a local or regional basis. We are also subject to competition from other large national and multi-national firms that have similar service and investment competencies to ours. It is also possible that two or more of our competitors could combine to create a much larger and more formidable global competitor. In general, there can be no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

A significant portion of our operations are concentrated in California and our business could be harmed if there was an economic downturn in the California real estate markets.

During 2013, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, economic downturns in the California commercial real estate market, similar to recent downturns experienced in California, and particularly in the local economies in Los Angeles, Orange and San Diego counties, could harm our results of operations and disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

We operate in many jurisdictions with complex and varied tax regimes. Changes in tax rules or the outcome of tax assessments and audits could adversely affect our results.

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

We are subject to the possibility of loss contingencies arising out of tax claims, assessments related to uncertain tax positions and provisions for specifically identified income tax exposures. There are currently tax audits ongoing in certain of the jurisdictions in which we operate. There can be no assurance that we will be successful in resolving potential tax claims that arise from these audits. Although we have recorded provisions on the basis of the best current understanding, we could be required to book additional provisions in future periods for amounts that cannot be assessed at this stage. Our failure to do so and/or the need to increase our provisions for such claims could have an adverse effect on our financial position.

If the assets in our defined benefit pension plans are not sufficient to meet the plans’ obligations, we may be required to make cash contributions to it and our liquidity may be adversely affected.

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets, which are incorporated herein by reference, was $68.0 million and $63.5 million at December 31, 2013 and 2012, respectively. If the assets in our defined benefit pension plans continue to be insufficient to meet the plans’ obligations, we may be required to make substantial cash contributions preventing the use of such cash for other purposes and adversely affecting our liquidity.

If we fail to maintain and protect our intellectual property, or infringe the intellectual property rights of third parties, our business could be harmed and we could incur financial penalties.

Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property (such as our service marks, client lists and information, business methods and research). Existing laws, or the application of those laws, of some countries in which we operate may offer only limited protections for our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on copyright, trademark and other intellectual property laws to protect our intellectual property rights. Our inability to detect unauthorized use or take appropriate or timely steps to enforce our rights may have an adverse effect on our business.

We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients does not infringe on the rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

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

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. A number of our services, including the services provided by our indirect wholly-owned subsidiaries, CBRE Capital Markets and CBRE Global Investors, are subject to regulation by the SEC, FINRA or other self-regulatory organizations and state securities regulators and compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

We are also subject to laws of broader applicability, such as tax, securities, environmental and employment laws, including the Fair Labor Standards Act, occupational health and safety regulations and state wage-and-hour laws. Failure to comply with these requirements could result in the imposition of significant fines by governmental authorities, awards of damages to private litigants and significant amounts paid in legal fees or settlements of these matters.

As the size and scope of our business has increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing and other regulatory requirements and the possible loss resulting from non-compliance have increased. The global economic crisis has resulted in increased government and legislative activities, including the introduction of new legislation and changes to rules and regulations, which we expect will continue into the future. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business, including increasing the costs of regulatory compliance or preventing us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our businesses, financial condition, results of operations and prospects.

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

•

volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors affecting the value of real estate assets, inside and outside the United States, particularly Europe, which is experiencing sovereign debt issues;

•	our ability to control costs relative to revenue growth;

•	our ability to retain and incentivize producers;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of companies we may acquire;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	trends in pricing and risk assumption for commercial real estate services;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	the weakened financial condition of certain of our clients;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate at or below current levels;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

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

•

our ability to comply with laws and regulations related to our global operations, including real estate licensure, labor and employment laws and regulations, as well as the anti-corruption laws of the U.S. and other countries;

•	our leverage and our ability to perform under our credit facilities;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	declines in lending activity of Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

•	the effect of significant movements in average cap rates across different property types;

•	the effect of implementation of new accounting rules and standards; and

•

the other factors described elsewhere in this Form 10-K, included under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in the other documents and reports we file with the SEC.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2013:

Location	Sales Offices	Corporate Offices	Total
Americas	159	2	161
Europe, Middle East and Africa (EMEA)	106	1	107
Asia Pacific	80	1	81

Total	345	4	349

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

	Price Range
Fiscal Year 2013	High	Low
Quarter ending March 31, 2013	$25.45	$19.78
Quarter ending June 30, 2013	$25.69	$20.59
Quarter ending September 30, 2013	$24.50	$21.24
Quarter ending December 31, 2013	$26.58	$21.86

Fiscal Year 2012
Quarter ending March 31, 2012	$21.16	$15.56
Quarter ending June 30, 2012	$20.46	$15.09
Quarter ending September 30, 2012	$20.89	$14.97
Quarter ending December 31, 2012	$20.55	$16.86

The closing share price for our Class A common stock on December 31, 2013, as reported by the New York Stock Exchange, was $26.30. As of February 14, 2014, there were 298 stockholders of record of our Class A common stock.

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

Recent Sales of Unregistered Securities

On December 23, 2013, we issued an aggregate of 362,916 shares of non-vested Class A common stock to certain members of senior management of Norland Managed Services Ltd (Norland) in connection with our acquisition of Norland. These shares may not be directly or indirectly transferred until December 2018 and are subject to forfeiture if the holder thereof terminates employment with us prior to such date (with certain exceptions). These securities qualified for exemption under Section 4(2) of the Securities Act of 1933, or the Securities Act, since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2008 and ending on December 31, 2013. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

The comparison below assumes $100 was invested on December 31, 2008 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance.

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

(1)	$100 invested on 12/31/08 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

(2)	Copyright© 2014 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(3)	Peer group contains companies with the following ticker symbols: JLL, HF, BGCP, FSRV, JCI, SVL.L (London) and UGL (Australia).

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that CBRE Group specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2013. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011 (1)	2010	2009
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$7,184,794	$6,514,099	$5,905,411	$5,115,316	$4,165,820
Operating income	616,128	585,081	462,862	446,379	241,842
Interest income	6,289	7,643	9,443	8,416	6,129
Interest expense	135,082	175,068	150,249	191,151	189,146
Write-off of financing costs	56,295	—	—	18,148	29,255
Income (loss) from continuing operations	321,798	304,156	240,435	141,689	(27,638)
Income from discontinued operations, net of income taxes	26,997	631	49,890	14,320	—
Net income (loss)	348,795	304,787	290,325	156,009	(27,638)
Net income (loss) attributable to non-controlling interests	32,257	(10,768)	51,163	(44,336)	(60,979)
Net income attributable to CBRE Group, Inc.	316,538	315,555	239,162	200,345	33,341

EPS (2):
Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.95	$0.97	$0.73	$0.61	$0.12
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.01	0.02	0.03	—

Net income attributable to CBRE Group, Inc.	$0.96	$0.98	$0.75	$0.64	$0.12

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.94	$0.96	$0.72	$0.60	$0.12
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.01	0.02	0.03	—

Net income attributable to CBRE Group, Inc.	$0.95	$0.97	$0.74	$0.63	$0.12

Weighted average shares:
Basic	328,110,004	322,315,576	318,454,191	313,873,439	277,361,783
Diluted	331,762,854	327,044,145	323,723,755	319,016,887	279,995,081
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by operating activities	$745,108	$291,081	$361,219	$616,587	$213,645
Net cash used in investing activities	(464,994)	(197,671)	(480,255)	(62,503)	(119,362)
Net cash (used in) provided by financing activities	(866,281)	(100,689)	711,325	(784,222)	476,768
OTHER DATA:
EBITDA (3)	$982,883	$861,621	$693,261	$647,467	$372,079

	As of December 31,
	2013	2012	2011	2010	2009
		(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$491,912	$1,089,297	$1,093,182	$506,574	$741,557
Total assets	6,998,414	7,809,542	7,219,143	5,121,568	5,039,406
Long-term debt, including current portion	1,840,680	2,427,605	2,472,686	1,428,322	2,120,803
Notes payable on real estate (4)	130,472	326,012	372,912	627,528	551,277
Total liabilities	5,062,408	6,127,730	5,801,980	4,055,773	4,255,111
Total CBRE Group, Inc. stockholders’ equity	1,895,785	1,539,211	1,151,481	908,215	629,122

Note:	We have not declared any cash dividends on common stock for the periods shown.
(1)	In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING). The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM) along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we completed the acquisition of CRES for $332.8 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $441.5 million and one co-investment from ING for $7.4 million. During the year ended December 31, 2012, we also funded nine additional co-investments for an aggregate amount of $34.5 million related to ING REIM Europe. The results for the year ended December 31, 2011 include the operations of CRES, ING REIM Asia and ING REIM Europe from July 1, 2011, October 3, 2011 and October 31, 2011, respectively, the dates each respective business was acquired.
(2)	EPS represents earnings per share. See Earnings Per Share information in Note 18 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million, $14.1 million and $16.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

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

EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income attributable to CBRE Group, Inc.	$316,538	$315,555	$239,162	$200,345	$33,341
Add:
Depreciation and amortization (i)	191,270	170,905	116,930	108,962	99,473
Non-amortizable intangible asset impairment	98,129	19,826	—	—	—
Interest expense (ii)	138,379	176,649	153,497	192,706	189,146
Write-off of financing costs	56,295	—	—	18,148	29,255
Provision for income taxes (iii)	188,561	186,333	193,115	135,723	26,993
Less:
Interest income	6,289	7,647	9,443	8,417	6,129

EBITDA (iv)	$982,883	$861,621	$693,261	$647,467	$372,079

(i)	Includes depreciation and amortization related to discontinued operations of $0.9 million, $1.3 million, $1.2 million and $0.6 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(ii)	Includes interest expense related to discontinued operations of $3.3 million, $1.6 million, $3.2 million and $1.6 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $1.3 million, $1.0 million, $4.0 million and $5.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(iv)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million, $14.1 million and $16.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(4)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2013 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2013, excluding independent affiliates, we operated in approximately 350 offices worldwide, with approximately 44,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. In 2013, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and were also named the Global Real Estate Advisor of the Year by Euromoney. We have been the only commercial real estate services company included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for eight consecutive years, including in 2013 when we ranked fourth overall and were the highest ranked commercial real estate services company.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines. The severe global economic downturn and financial market crisis in 2008 and 2009 had significant adverse effects on our operations, materially lowering both our fees from property and facilities management and valuations, and our commissions from property sales, leasing and financing, as well as reducing the funds available to invest in commercial real estate and related assets. Commercial real estate markets have been gradually recovering since 2010 in step with the slow improvement in global economic activity.

During the economic downturn and financial market crisis, weak economic conditions also affected our compensation expense, which is structured to generally decrease in line with a fall in revenue. Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins was partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, as they were in 2008 and 2009, we have moved decisively to lower operating expenses to improve financial performance. As general economic conditions and our financial performance have improved over the past four years, we have restored certain expenses. Notwithstanding the gradual market recovery, challenges to the macro economy remain, and a return of adverse global and regional economic trends is one of the most significant risks to the performance of our operations and our financial condition.

The global capital markets disruption in late 2008 caused a significant and prolonged decline in property sales, leasing, financing and investment activity that adversely affected all our business lines. Commercial real estate fundamentals began to stabilize in early 2010 and have steadily improved for the past four years, most significantly in the United States. Reflecting a slow economic recovery, vacancy rates and rental rates in the United States have improved modestly and steadily, while the increased availability of low-cost credit and improved investor sentiment have sustained increases in property sales activity. Overall, however, occupiers and investors have remained cautious and both sales and leasing activity continue to be well below the peak levels experienced in 2006 and 2007.

In Europe, commercial real estate markets have been slower to recover than in the United States, due to the sovereign-debt crisis, which brought on a “double dip” recession. The European economies began to emerge from recession in 2013, with most countries returning to positive, though modest, economic growth. Reflecting the macro environment, investment sales across much of Europe were tepid from 2011 through late 2012. Sales activity began to improve in the fourth quarter of 2012 and the recovery continued in 2013. However, leasing activity has remained slow, and rents essentially flat, across many major markets in Europe, as occupiers have been reluctant to make long-term space commitments.

Following the global financial crisis, real estate transaction activities in Asia Pacific revived significantly from late 2009 through late 2011. However, leasing activity has been subdued since then, as multi-national corporations, in particular, have been hesitant to expand in the region. On the other hand, investment activity improved in 2013, following a softening in 2012.

Real estate investment management and property development activity were also adversely affected by the global financial crisis, which lowered property values, and constrained financing and disposition opportunities. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have gradually recovered since 2010.

The further recovery of our global sales, leasing, investment management and development services operations depends on the continued improvement of market fundamentals, including stronger economic growth and job creation; stable, healthy global credit markets; and improved business and investor sentiment.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. In 2013, we fortified our real estate outsourcing platform in Europe within our EMEA segment with the acquisition of London-based Norland Managed Services, Ltd. (Norland) for approximately $475 million (the Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market. In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING) for a total purchase price of approximately $878 million, which bolstered our global real estate investment management business and further diversified our service offerings. The acquisitions of the former ING real estate management businesses (collectively referred to as the REIM Acquisitions) included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business, along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. During 2013, we completed ten in-fill acquisitions, most notably a leading firm serving the London prime residential real estate market, a leading regional commercial real estate services firm based in San Francisco, a retail real estate services firm in the U.S. Mid-Atlantic region, a facility consulting and project advisory firm serving the healthcare industry and based in Richmond, Virginia, and two property management specialist firms – one in the Czech Republic and Slovakia and one in Belgium. During 2012, we completed five in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, a niche real estate investment advisor and an independent commercial and residential property partnership in the United Kingdom, and a brokerage and property management firm in Atlanta, Georgia. In 2011, we completed five in-fill acquisitions, including a valuation business in Australia, a retail property management business in central and eastern Europe, our former affiliate company in Switzerland, a retail services business in the United Kingdom and a shopping center management business in the Netherlands.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. For example, through December 31, 2013, we incurred $111.8 million of transaction-related expenditures and integration costs in connection with the REIM Acquisitions.

International Operations

As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of foreign currencies into U.S. dollars.

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

Leverage

We are leveraged and have significant debt service obligations. As of December 31, 2013, our total debt, excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.0 billion.

Our level of indebtedness and the operating and financial restrictions in our debt agreements place some constraints on the operation of our business. Although our management believes that long-term indebtedness has been an important lever in the development of our business, including facilitating the REIM Acquisitions and the Norland Acquisition, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

For example, during 2013, we completed a series of financing transactions that have meaningfully extended debt maturities, lowered annual interest expense by approximately $50 million when compared to annualized interest expense before these refinancing actions, and increased our financial flexibility. These transactions included the amendment and restatement of our credit agreement, which now provides for a $715.0 million term loan facility and an expanded $1.2 billion revolving credit facility (of which $142.5 million was drawn at December 31, 2013), the issuance of $800.0 million aggregate principal amount of 5.00% senior notes due March 15, 2023 and the redemption of all of the 11.625% senior subordinated notes totaling $450.0 million. During the year ended December 31, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.6 million was expensed. In addition, we expensed $17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes.

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

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment also earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management professionals have participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period. In addition, our Global Investment Management segment also earns success-based transaction fees with regard to buying or selling properties on behalf of certain funds and separate accounts. Such revenue is recognized at the completion of a successful transaction and is not subject to any claw back provision.

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

We analyze any investments in VIEs to determine if we are the primary beneficiary. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity.

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

The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc, or CBRE, in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc., or Insignia, in 2003 (the Insignia Acquisition), the Trammell Crow Company Acquisition in 2006, the REIM Acquisitions in 2011 and the Norland Acquisition in 2013. Other intangible assets that have indefinite estimated useful lives and are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, and a trade name separately identified as a result of the REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, management contracts and loan servicing rights, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. When we performed our required annual goodwill impairment review as of October 1, 2013, 2012 and 2011, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.

During the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million in our Global Investment Management segment. This non-cash write-off was related to a decrease in value of our open-end funds, primarily in Europe. During the year ended December 31, 2012, we recorded a non-amortizable intangible asset impairment of $19.8 million in our EMEA segment related to the discontinuation of the use of a trade name in the United Kingdom. See Note 5 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Real Estate

As of December 31, 2013, the carrying value of our total real estate assets was $127.0 million (1.8% of total assets). The significant accounting policies and estimates with regard to our real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, disposition of real estate and discontinued operations.

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

When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. Impairment charges of $26.5 million and $1.7 million were recorded for the years ended December 31, 2012 and 2011, respectively. In addition, during the year ended December 31, 2011, we also recorded a provision for loss on real estate held for sale of $2.6 million.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize recoverable costs. Capitalization begins when we determine that activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy, which are timing decisions that require judgment. Recoverable costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, interest, development and construction costs and costs of incidental operations. We do not capitalize any internal costs when acquiring, developing and constructing real estate assets. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC, or Topic 805. Pursuit costs capitalized in connection with a potential development project that we have determined based on our judgment not to pursue are written off in the period that such determination is made.

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

Discontinued Operations

Topic 360 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in Topic 360, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our consolidated real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under Topic 360, increasing the likelihood that the disposition of assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The evaluation of whether the component’s cash flows have been eliminated and the level of our continuing involvement require judgment by us and a different assessment could result in items not being reported as discontinued operations.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2013 and 2012 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 16 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information regarding income taxes.

Based on $58.0 million repatriated in 2012, and an estimated $133.0 million to be repatriated in 2013 to the United States, a $28.8 million tax benefit was recorded in 2012. During 2013, we actually repatriated $196.2 million. Additional tax benefit of $14.5 million was recorded in 2013. We have not recorded a deferred tax liability for $1.1 billion of remaining undistributed earnings of subsidiaries located outside of the United States. Although tax liabilities might result from the payment of dividends out of such earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and we do not have any plans to repatriate these earnings or to sell or liquidate any of these non-U.S. subsidiaries. To the extent that we are able to repatriate the unremitted earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy in which such funds become needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. The determination of the tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $325.0 million at December 31, 2013.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Revenue	$7,184,794	100.0%	$6,514,099	100.0%	$5,905,411	100.0%
Costs and expenses:
Cost of services	4,189,389	58.3	3,742,514	57.5	3,457,130	58.5
Operating, administrative and other	2,104,310	29.3	2,002,914	30.7	1,882,666	31.9
Depreciation and amortization	190,390	2.6	169,645	2.6	115,719	2.0
Non-amortizable intangible asset impairment	98,129	1.4	19,826	0.3	—	—

Total costs and expenses	6,582,218	91.6	5,934,899	91.1	5,455,515	92.4
Gain on disposition of real estate	13,552	0.2	5,881	0.1	12,966	0.2

Operating income	616,128	8.6	585,081	9.0	462,862	7.8
Equity income from unconsolidated subsidiaries	64,422	0.9	60,729	0.9	104,776	1.8
Other income	13,523	0.2	11,093	0.2	2,706	0.1
Interest income	6,289	0.1	7,643	0.1	9,443	0.2
Interest expense	135,082	1.9	175,068	2.7	150,249	2.6
Write-off of financing costs	56,295	0.8	—	—	—	—

Income from continuing operations before provision for income taxes	508,985	7.1	489,478	7.5	429,538	7.3
Provision for income taxes	187,187	2.6	185,322	2.8	189,103	3.2

Income from continuing operations	321,798	4.5	304,156	4.7	240,435	4.1
Income from discontinued operations, net of income taxes	26,997	0.4	631	—	49,890	0.8

Net income	348,795	4.9	304,787	4.7	290,325	4.9
Less: Net income (loss) attributable to non-controlling interests	32,257	0.5	(10,768)	(0.2)	51,163	0.8

Net income attributable to CBRE Group, Inc.	$316,538	4.4%	$315,555	4.9%	$239,162	4.1%

EBITDA (1)	$982,883	13.7%	$861,621	13.2%	$693,261	11.7%

EBITDA, as adjusted (1)	$1,022,255	14.2%	$918,439	14.1%	$802,635	13.6%

(1)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million and $14.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income attributable to CBRE Group, Inc.	$316,538	$315,555	$239,162
Add:
Depreciation and amortization (1)	191,270	170,905	116,930
Non-amortizable intangible asset impairment	98,129	19,826	—
Interest expense (2)	138,379	176,649	153,497
Write-off of financing costs	56,295	—	—
Provision for income taxes (3)	188,561	186,333	193,115
Less:
Interest income	6,289	7,647	9,443

EBITDA (4)	$982,883	$861,621	$693,261
Adjustments:
Cost containment expenses	17,621	17,578	31,139
Integration and other costs related to acquisitions	12,591	39,240	68,788
Carried interest incentive compensation	9,160	—	—
Write-down of impaired assets	—	—	9,447

EBITDA, as adjusted (4)	$1,022,255	$918,439	$802,635

(1)	Includes depreciation and amortization related to discontinued operations of $0.9 million, $1.3 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Includes interest expense related to discontinued operations of $3.3 million, $1.6 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $1.3 million, $1.0 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(4)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million and $14.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

We reported consolidated net income of $316.5 million for the year ended December 31, 2013 on revenue of $7.2 billion as compared to consolidated net income of $315.6 million on revenue of $6.5 billion for the year ended December 31, 2012.

Our revenue on a consolidated basis for the year ended December 31, 2013 increased by $670.7 million, or 10.3%, as compared to the year ended December 31, 2012. This increase was primarily driven by higher worldwide sales (up 23.9%), property, facilities and project management (up 11.3%) and leasing (up 8.6%) activity. Carried interest revenue earned in our Global Investment Management segment also contributed to the positive variance. These items were partially offset by foreign currency translation, which had a $73.4 million negative impact on total revenue during the year ended December 31, 2013.

Our cost of services on a consolidated basis increased by $446.9 million, or 11.9%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. The increase in cost of services was also due to higher salaries and related costs associated with our global property, facilities and project management contracts as well as higher bonuses in the United States and the United Kingdom due to increased headcount and improved operating performance. Foreign currency translation had a $41.9 million positive impact on cost of services during the year ended December 31, 2013. Cost of services as a percentage of revenue increased to 58.3% for the year ended December 31, 2013 from 57.5% for the year ended December 31, 2012, primarily attributable to a concentration of commissions among higher producing professionals in the United States and Asia Pacific. In addition, higher producer recruitment costs in the current year increased this ratio.

Our operating, administrative and other expenses on a consolidated basis increased by $101.4 million, or 5.1%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily driven by strategic investments made in the current year, including increased headcount, as well as higher insurance, legal, consulting, marketing and travel costs. These increases were partially offset by $32.3 million of impairment charges incurred in the prior year that did not recur in the current year and $25.1 million of lower transaction and integration costs attributable to acquisitions. Foreign currency translation had an $18.4 million positive impact on total operating expenses during the year ended December 31, 2013. Operating expenses as a percentage of revenue decreased from 30.7% for the year ended December 31, 2012 to 29.3% for the year ended December 31, 2013, partially driven by the aforementioned lower costs associated with impairments and acquisitions in the current year. Excluding such costs, operating expenses were 29.1% of revenue for the year ended December 31, 2013 versus 29.6% for the year ended December 31, 2012. The current year decrease was achieved despite incremental investments in our operating platform and outside insurance costs, reflecting the operating leverage inherent in our business and proactive cost savings initiatives.

Our depreciation and amortization expense on a consolidated basis increased by $20.7 million, or 12.2%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. An increase in depreciation expense in the current year driven by technology-related capital expenditures and an increase in amortization expense related to mortgage servicing rights in the current year, were partially mitigated by $9.6 million of intangible amortization expense related to ING REIM incentive fees in the year ended December 31, 2012, which did not recur in the current year.

Our non-amortizable intangible asset impairment on a consolidated basis was $98.1 million for the year ended December 31, 2013 as compared to $19.8 million for the year ended December 31, 2012. This activity represented non-cash write-offs related to a decrease in value of our open-end funds in our Global Investment Management segment, primarily in Europe, in the current year and the discontinuation of the use of a trade name in the United Kingdom in our EMEA segment in the prior year.

Our gain on disposition of real estate on a consolidated basis was $13.6 million for the year ended December 31, 2013 as compared to $5.9 million for the year ended December 31, 2012. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $3.7 million, or 6.1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily attributable to higher equity earnings reported in our Global Investment Management and Americas business segments, partially offset by lower equity earnings reported in our Development Services segment.

Our other income on a consolidated basis increased by $2.4 million, or 21.9%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily driven by increased net realized and unrealized gains related to co-investments in our real estate securities business within our Global Investment Management segment. This activity was partially offset by the impact of $4.3 million of income associated with the sale of a cost method investment in our EMEA segment, which did not recur in the current year.

Our consolidated interest income was $6.3 million for the year ended December 31, 2013 as compared to $7.6 million for the year ended December 31, 2012.

Our interest expense on a consolidated basis decreased by $40.0 million, or 22.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, reflecting the effects of our refinancing activities in the current year.

Our write-off of financing costs on a consolidated basis was $56.3 million for the year ended December 31, 2013, primarily related to costs associated with the early redemption of the 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the year ended December 31, 2013, we wrote-off $10.4 million of unamortized deferred financing costs associated with our previous credit agreement and incurred fees of $3.6 million in connection with our new credit agreement and 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $187.2 million for the year ended December 31, 2013 as compared to $185.3 million for the year ended December 31, 2012. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, was relatively consistent at 37.3% for the year ended December 31, 2013 versus 37.1% for the year ended December 31, 2012.

Our consolidated income from discontinued operations, net of income taxes, was $27.0 million for the year ended December 31, 2013 as compared to $0.6 million for the year ended December 31, 2012. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $32.3 million for the year ended December 31, 2013 as compared to a net loss attributable to non-controlling interests of $10.8 million for the year ended December 31, 2012. This activity primarily reflects our non-controlling interests’ share of income and losses within our Global Investment Management and Development Services segments.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

We reported consolidated net income of $315.6 million for the year ended December 31, 2012 on revenue of $6.5 billion as compared to consolidated net income of $239.2 million on revenue of $5.9 billion for the year ended December 31, 2011.

Our revenue on a consolidated basis for the year ended December 31, 2012 increased by $608.7 million, or 10.3%, as compared to the year ended December 31, 2011. This increase was driven by contributions from the REIM Acquisitions (acquired in the second half of 2011) as well as higher worldwide sales transaction revenue (up 10.9%), increased commercial mortgage brokerage activity (up 31.3%) and greater outsourcing activity (up 10.1%) also contributed to the variance. Worldwide leasing transaction revenue was essentially flat when compared with 2011. Foreign currency translation had a $108.2 million negative impact on total revenue during the year ended December 31, 2012.

Our cost of services on a consolidated basis increased by $285.4 million, or 8.3%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to higher salaries and related costs associated with our global property and facilities management contracts. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales transaction revenue led to a corresponding increase in commission expense. Foreign currency translation had a $58.2 million positive impact on cost of services during the year ended December 31, 2012. Cost of services as a percentage of revenue decreased from 58.5% for the year ended December 31, 2011 to 57.5% for the year ended December 31, 2012, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in 2012 as a result of the REIM Acquisitions. In addition, all costs associated with the ING REIM businesses are included in operating, administrative and other expenses.

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

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $44.0 million, or 42.0%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in 2011, which did not occur to the same extent in 2012.

Our other income on a consolidated basis was $11.1 million for the year ended December 31, 2012 as compared to $2.7 million for the year ended December 31, 2011. This activity was primarily reported within our Global Investment Management segment and represented net realized and unrealized gains and losses related to trading securities, which we acquired in our acquisition of CRES. Also contributing to the increase in 2012 was $4.3 million of income associated with the sale of a cost method investment in our EMEA segment.

Our consolidated interest income decreased by $1.8 million, or 19.1%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was mainly driven by lower interest income reported in our Americas segment in 2012.

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

Our provision for income taxes on a consolidated basis was $185.3 million for the year ended December 31, 2012 as compared to $189.1 million for the year ended December 31, 2011. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 37.1% for the year ended December 31, 2012 as compared to 44.8% for the year ended December 31, 2011. The decreases in our provision for income taxes and our effective tax rate were primarily the result of non-deductible acquisition costs incurred in 2011 that did not recur in 2012 and the 2012 benefit from previously unavailable foreign income tax credits that can be utilized to offset U.S. federal income taxes on foreign-sourced earnings, partially offset by an increase in valuation allowance, tax expense on dividends and unremitted earnings and an increase in our mix of domestic to foreign earnings.

Our consolidated income from discontinued operations, net of income taxes, was $0.6 million for the year ended December 31, 2012 compared to $49.9 million for the year ended December 31, 2011. This income was reported in our Global Investment Management and Development Services segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Americas
Revenue	$4,504,520	100.0%	$4,103,602	100.0%	$3,673,681	100.0%
Costs and expenses:
Cost of services	2,911,168	64.6	2,607,029	63.5	2,325,964	63.3
Operating, administrative and other	1,008,518	22.4	929,950	22.7	898,675	24.5
Depreciation and amortization	116,564	2.6	82,841	2.0	62,238	1.7

Operating income	$468,270	10.4%	$483,782	11.8%	$386,804	10.5%

EBITDA (1)	$603,191	13.4%	$578,649	14.1%	$462,167	12.6%

EMEA
Revenue	$1,217,109	100.0%	$1,031,818	100.0%	$1,076,568	100.0%
Costs and expenses:
Cost of services	721,461	59.3	624,498	60.5	638,351	59.3
Operating, administrative and other	425,189	34.9	358,696	34.8	351,304	32.6
Depreciation and amortization	20,496	1.7	14,198	1.4	10,945	1.0
Non-amortizable intangible asset impairment	—	—	19,826	1.9	—	—

Operating income	$49,963	4.1%	$14,600	1.4%	$75,968	7.1%

EBITDA (1)	$71,267	5.9%	$54,299	5.3%	$87,527	8.1%

Asia Pacific
Revenue	$872,821	100.0%	$817,241	100.0%	$788,754	100.0%
Costs and expenses:
Cost of services	556,760	63.8	510,987	62.5	492,815	62.5
Operating, administrative and other	245,251	28.1	224,558	27.5	212,548	26.9
Depreciation and amortization	12,397	1.4	11,475	1.4	9,654	1.3

Operating income	$58,413	6.7%	$70,221	8.6%	$73,737	9.3%

EBITDA (1)	$70,795	8.1%	$80,630	9.9%	$82,226	10.4%

Global Investment Management
Revenue	$537,102	100.0%	$482,589	100.0%	$290,065	100.0%
Costs and expenses:
Operating, administrative and other	352,395	65.6	387,592	80.3	313,120	107.9
Depreciation and amortization	36,194	6.7	51,290	10.6	21,271	7.4
Non-amortizable intangible asset impairment	98,129	18.3	—	—	—	—
Gain on disposition of real estate	—	—	—	—	345	0.1

Operating income (loss)	$50,384	9.4%	$43,707	9.1%	$(43,981)	(15.2)%

EBITDA (1) (2)	$194,609	36.2%	$96,359	20.0%	$(14,772)	(5.1)%

Development Services
Revenue	$53,242	100.0%	$78,849	100.0%	$76,343	100.0%
Costs and expenses:
Operating, administrative and other	72,957	137.0	102,118	129.5	107,019	140.2
Depreciation and amortization	4,739	8.9	9,841	12.5	11,611	15.2
Gain on disposition of real estate	13,552	25.4	5,881	7.5	12,621	16.5

Operating loss	$(10,902)	(20.5)%	$(27,229)	(34.5)%	$(29,666)	(38.9)%

EBITDA (1) (3)	$43,021	80.8%	$51,684	65.5%	$76,113	99.7%

(1)	See Note 21 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $1.4 million, $0.5 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $6.5 million, $5.1 million and $10.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Americas

Revenue increased by $400.9 million, or 9.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This improvement was primarily driven by higher sales, leasing and property, facilities and project management activity. The pullback in multi-housing lending from Government-Sponsored Entities, or GSEs, had an adverse impact on our performance, particularly in the second half of 2013. Foreign currency translation had a $20.7 million negative impact on total revenue during the year ended December 31, 2013.

Cost of services increased by $304.1 million, or 11.7%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Also contributing to the variance was higher salaries and related costs associated with our property, facilities and project management contracts and higher bonuses due to increased headcount and improved operating performance. Foreign currency translation had a $10.6 million positive impact on cost of services during the year ended December 31, 2013. Cost of services as a percentage of revenue increased to 64.6% for the year ended December 31, 2013 from 63.5% for the year ended December 31, 2012, primarily attributable to a concentration of commissions among higher producing professionals as well as higher recruitment costs in the current year.

Operating, administrative and other expenses increased by $78.6 million, or 8.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily driven by strategic investments made in the current year, including increased headcount, as well as higher insurance, legal, consulting, marketing and travel costs. Foreign currency translation had a $6.0 million positive impact on total operating expenses during the year ended December 31, 2013.

EMEA

Revenue increased by $185.3 million, or 18.0%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was broad based, as every major business line showed growth, led by property sales and property, facilities and project management. Notable strength was evident in France, Spain and the United Kingdom. Foreign currency translation had a $9.5 million positive impact on total revenue during the year ended December 31, 2013.

Cost of services increased by $97.0 million, or 15.5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in bonuses in the United Kingdom due to improved operating performance. Higher salaries and related costs associated with our property, facilities and project management contracts and higher payroll-related costs due to increased headcount also contributed to the variance. Foreign currency translation had a $6.2 million negative impact on cost of services during the year ended December 31, 2013. Cost of services as a percentage of revenue decreased to 59.3% for the year ended December 31, 2013 from 60.5% for the year ended December 31, 2012 primarily driven by an increase in transaction revenue in certain countries that have a significant fixed compensation structure.

Operating, administrative and other expenses increased by $66.5 million, or 18.5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount and improved operating performance, as well as an increase in insurance, marketing and travel costs. Also contributing to the increase were higher transaction and integration costs related to acquisitions, primarily associated with the acquisition of Norland. Foreign currency translation had a $2.8 million negative impact on total operating expenses during the year ended December 31, 2013.

Asia Pacific

Revenue increased by $55.6 million, or 6.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Improved overall performance in all countries within the region, most notably Australia, China, India and Japan, was partially muted by foreign currency translation, which had a $63.9 million negative impact on total revenue during the year ended December 31, 2013.

Cost of services increased by $45.8 million, or 9.0%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, driven by increased commission expense resulting from higher sales transaction revenue and higher payroll-related costs due to increased headcount. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to the increase. Foreign currency translation had a $37.5 million positive impact on cost of services during the year ended December 31, 2013. Cost of services as a percentage of revenue increased to 63.8% for the year ended December 31, 2013 from 62.5% for the year ended December 31, 2012, primarily attributable to a concentration of commissions among higher producing professionals in the current year.

Operating, administrative and other expenses increased by $20.7 million, or 9.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily driven by higher payroll-related costs, which mainly resulted from increased headcount, primarily in Australia and China, as well as higher consulting, marketing and travel costs. Foreign currency translation had a $16.6 million positive impact on total operating expenses during the year ended December 31, 2013.

Global Investment Management

Revenue increased by $54.5 million, or 11.3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily driven by carried interest revenue earned in the current year, partially offset by lower asset management fees and rental revenue from consolidated real estate assets. Foreign currency translation had a $1.7 million positive impact on total revenue during the year ended December 31, 2013.

Operating, administrative and other expenses decreased by $35.2 million, or 9.1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily driven by $36.9 million of lower transaction and integration costs associated with the REIM Acquisitions incurred in the current year as well as the impact of $9.3 million of impairment charges incurred in the prior year, which did not recur in the current year. These items were partially offset by higher bonuses, which resulted from improved operating performance in the current year. Foreign currency translation had a $1.4 million negative impact on total operating expenses during the year ended December 31, 2013.

Total AUM as of December 31, 2013 amounted to $89.1 billion, down 3.2% from year-end 2012, primarily due to asset sales. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Development Services

Revenue decreased by $25.6 million, or 32.5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily attributable to lower rental revenue as a result of property dispositions.

Operating, administrative and other expenses decreased by $29.2 million, or 28.6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily driven by the impact of a $17.2 million impairment charge related to real estate assets incurred in the prior year, which did not recur in the current year, as well as lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

As of December 31, 2013, development projects in process totaled $4.9 billion, up 16.7% from year-end 2012. The inventory of pipeline deals totaled $1.5 billion, down 28.6% from year-end 2012.

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

Cost of services increased by $281.1 million, or 12.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher sales and lease transaction revenue also contributed to an increase in cost of services in 2012. Foreign currency translation had an $11.0 million positive impact on cost of services during the year ended December 31, 2012. Cost of services as a percentage of revenue were relatively consistent at 63.5% for the year ended December 31, 2012 versus 63.3% for the year ended December 31, 2011.

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

EMEA

Revenue decreased by $44.8 million, or 4.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Foreign currency translation had a $51.4 million negative impact on total revenue during the year ended December 31, 2012. Excluding the impact of foreign currency translation, revenue increased $6.6 million driven by higher outsourcing and sales revenue, partially offset by lower leasing activity market-wide. Revenue grew modestly in the Netherlands, Switzerland and the United Kingdom, but this was offset by reduced revenue in other countries in the region, most notably in France, which had a particularly strong year in 2011.

Cost of services decreased by $13.9 million, or 2.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Foreign currency translation had a $32.8 million positive impact on cost of services during the year ended December 31, 2012. This was partially offset by higher costs primarily associated with increased headcount attributable to in-fill acquisitions completed in mid to late 2011. Cost of services as a percentage of revenue increased to 60.5% for the year ended December 31, 2012 from 59.3% for the year ended December 31, 2011, primarily driven by our mix of revenue, with outsourcing revenue comprising a greater portion of the total than in 2011, as well as a decline in transaction revenue in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $7.4 million, or 2.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to higher cost containment expenses incurred in 2012 and increased costs, including payroll-related and occupancy costs, partly stemming from in-fill acquisitions made in mid to late 2011. These costs were largely offset by foreign currency translation, which had a $17.0 million positive impact on total operating expenses during the year ended December 31, 2012.

Asia Pacific

Revenue increased by $28.5 million, or 3.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, reflecting improved overall performance in several countries, particularly Australia, India and Singapore. Investment sales in the region saw less activity than in 2011. However, this was more than offset by growth in outsourcing, appraisal and lease revenue. Foreign currency translation had an $18.7 million negative impact on total revenue during the year ended December 31, 2012.

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

Operating, administrative and other expenses increased by $74.5 million, or 23.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily driven by an increase in costs attributable to the REIM Acquisition and a $9.3 million impairment charge on a real estate asset incurred in 2012. Foreign currency translation had a $13.5 million positive impact on total operating expenses during the year ended December 31, 2012.

Total AUM as of December 31, 2012 amounted to $92.0 billion, down 2.2% from year-end 2011.

Development Services

Revenue increased by $2.5 million, or 3.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, attributable to an increase in incentive fees, largely offset by lower rental revenue as a result of property dispositions in the later quarters of 2011.

Operating, administrative and other expenses decreased by $4.9 million, or 4.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily driven by lower bonus expense partially due to higher gains on property sales in 2011 as well as lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion. These decreases were mostly offset by higher impairment charges related to real estate assets incurred in 2012.

As of December 31, 2012, development projects in process totaled $4.2 billion, down $0.7 billion from year-end 2011. The inventory of pipeline deals totaled $2.1 billion, up $0.9 billion from year-end 2011.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2014 include up to approximately $185 million of anticipated net capital expenditures. As of December 31, 2013, we had committed to fund $25.0 million of additional capital to unconsolidated subsidiaries within our Development Services business, which may be called at any time. Additionally, as of December 31, 2013, we had aggregate commitments of $9.4 million to fund future co-investments in our Global Investment Management business, $8.1 million of which is expected to be funded in 2014. In recent years, the global credit markets have remained tight, which could affect both the availability and cost of our funding sources in the future.

In 2013, we fortified our real estate outsourcing platform in Europe with the acquisition of London-based Norland for approximately $475 million, which was financed with cash on hand and borrowings under our revolving credit facility. During 2011, we required substantial amounts of debt financing to fund the REIM Acquisitions. The acquisitions included substantially all of the ING REIM operations in Europe and Asia, as well as substantially all of CRES, its U.S.-based global real estate listed securities business, as well as certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we acquired CRES for $332.8 million and CRES co-investments from ING for an aggregate amount of $58.6 million, using borrowings from our term loan facility under our credit agreement to finance these transactions. On October 3, 2011, we acquired ING REIM’s operations in Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million, using borrowings from our term loan facility under our credit agreement to finance these transactions. On October 31, 2011, we completed the ING REIM Europe portion of the REIM Acquisitions, acquiring ING REIM’s operations in Europe for $441.5 million and one co-investment from ING for $7.4 million, using borrowings from our term loan facility under our credit agreement, cash on hand and borrowings under our revolving credit facility to finance these transactions. During the year ended December 31, 2012, we also funded nine additional co-investments for an aggregate amount of $34.5 million related to ING REIM Europe.

We also conducted three debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, the second, in 2010, was to take advantage of low interest rates and term availability, and the third, in March 2013, was also to take advantage of market conditions to refinance other debt. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009 as well as the debt offerings we completed in 2009, 2010 and March 2013, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may again seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at lower interest rates, with longer maturities or at better terms.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension plan, a defined contribution plan in the United Kingdom. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report was $68.0 million and $63.5 million at December 31, 2013 and 2012, respectively. We expect to contribute a total of $6.2 million to fund our pension plans for the year ending December 31, 2014.

The third long-term liquidity need is the payment of obligations related to acquisitions. As of December 31, 2013 and 2012, we had $86.9 million and $14.7 million, respectively, of deferred purchase consideration outstanding included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $745.1 million for the year ended December 31, 2013, an increase of $454.0 million as compared to the year ended December 31, 2012. This variance was primarily due to a decrease in real estate held for sale and under development and higher bonus accruals in the current year. In addition, improved operating performance and greater collections on receivables in the current year contributed to the variance. These items were partially offset by higher bonus payments made in the current year.

Net cash provided by operating activities totaled $291.1 million for the year ended December 31, 2012, a decrease of $70.1 million as compared to the year ended December 31, 2011. The decrease in cash provided by operating activities in 2012 was primarily due to higher bonuses, commissions and income taxes paid and activities associated with securities acquired in our acquisition of CRES. In addition, increases in receivables and real estate held for sale and under development in 2012 as well as higher tenant concessions received in 2011 also contributed to the variance. These items were partially offset by improved operating performance and an increase in accounts payable in 2012.

Investing Activities

Net cash used in investing activities totaled $465.0 million for the year ended December 31, 2013, an increase of $267.3 million as compared to the year ended December 31, 2012. This variance was primarily driven by greater amounts paid for acquisitions in the current year. This was partially offset by higher proceeds received from the sale of real estate held for investment in the current year and a decrease in cash in the prior year as a result of the deconsolidation of CBRE Clarion U.S., L.P. in 2012. Higher contributions to unconsolidated subsidiaries in 2012, greater distributions from unconsolidated subsidiaries in the current year and a decrease in restricted cash in the current year versus an increase in restricted cash in the prior year also mitigated the increase in cash used in investing activities.

Net cash used in investing activities totaled $197.7 million for the year ended December 31, 2012, a decrease of $282.6 million as compared to the year ended December 31, 2011. The decrease in cash used in investing activities in 2012 was primarily driven by a greater amount of cash paid for the REIM Acquisitions in 2011. This was partially offset by higher net proceeds received from the disposition of real estate held for investment in 2011, a decrease in cash as a result of the deconsolidation of CBRE Clarion U.S., L.P. in 2012 and higher distributions from investments in unconsolidated subsidiaries in 2011.

Financing Activities

Net cash used in financing activities totaled $866.3 million for the year ended December 31, 2013, an increase of $765.6 million as compared to the year ended December 31, 2012. The increase in cash used in financing activities was primarily due to our refinancing efforts during the year ended December 31, 2013, including the net repayment of $924.0 million of senior secured term loans and the redemption of $450.0 million of 11.625% senior subordinated notes, partially offset by the issuance of $800.0 million of 5.00% senior notes. In addition, higher net repayments of notes payable on real estate within our Development Services segment in the current year and higher distributions to non-controlling interests in the current year also contributed to the increase.

Net cash used in financing activities totaled $100.7 million for the year ended December 31, 2012 versus net cash provided by financing activities of $711.3 million for the year ended December 31, 2011. The increase in cash used in financing activities was primarily due to $800.0 million of tranche C and D term loan facilities drawn in 2011 to finance the REIM Acquisitions and proceeds from the British pound sterling A-1 term loan facility received in 2011. This was partially offset by higher net repayments of notes payable on real estate in 2011, greater distributions to non-controlling interests in 2011 as well as more financing costs paid in 2011.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Total debt (1)	$2,357,777	$559,342	$110,247	$335,550	$1,352,638
Operating leases (2)	1,154,833	188,435	317,987	244,642	403,769
Pension liability (3) (4)	68,012	68,012	—	—	—
Notes payable on real estate (recourse) (5)	3,995	112	3,883	—	—
Notes payable on real estate (non recourse) (5)	126,477	42,434	69,234	3,668	11,141
Deferred purchase consideration (6)	86,925	52,539	11,592	21,795	999

Total Contractual Obligations	$3,798,019	$910,874	$512,943	$605,655	$1,768,547

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (2)	$11,144	$11,144	$—	$—	$—
Guarantees (2) (7)	14,273	14,273	—	—	—
Co-investments (2) (8)	34,395	33,120	109	—	1,166
Tax liabilities (9)	47,204	32,404	14,800	—	—
Other (10)	65,748	65,748	—	—	—

Total Other Commitments	$172,764	$156,689	$14,909	$—	$1,166

(1)	See Note 13 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (dollars in thousands): 2014—$81,824; 2015 to 2016—$154,694; 2017 to 2018—$146,221 and thereafter—$227,017. The interest payments on the variable rate debt have been calculated at the interest rate in effect at December 31, 2013.
(2)	See Note 14 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	See Note 15 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(5)	See Note 12 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 2.42% to 6.04% at December 31, 2013. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.
(6)	Represents deferred obligations related to previous acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2013 set forth in Item 8 of this Annual Report.
(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Includes $9.4 million related to our Global Investment Management segment, $8.1 million of which is expected to be funded in 2014 and $25.0 million related to our Development Services segment (callable at any time).

(9)	As of December 31, 2013, our current and non-current tax liabilities, including interest and penalties, totaled $97.9 million. Of this amount, we can reasonably estimate that $32.4 million will require cash settlement in less than one year and $14.8 million will require cash settlement in one to three years. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $50.7 million.
(10)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets at December 31, 2013 set forth in Item 8 of this Annual Report. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

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

Since 2001, we have maintained credit facilities with Credit Suisse Group AG, or CS, and other lenders to fund strategic acquisitions and to provide for our working capital needs. On November 10, 2010, we entered into a credit agreement (as amended, the 2010 Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit facilities. On March 4, 2011, we entered into an amendment to our 2010 Credit Agreement to, among other things, increase flexibility to various covenants to accommodate the REIM Acquisitions and to maintain the availability of the $800.0 million incremental facility under the 2010 Credit Agreement. On March 4, 2011, we also entered into an incremental assumption agreement to allow for the establishment of new tranche C and tranche D term loan facilities. On November 10, 2011, we entered into an incremental assumption agreement led jointly by HSBC Bank USA, N.A. and J.P. Morgan Securities LLC to allow for the establishment of a new tranche A-1 term loan facility, which also reduced the $800.0 million incremental facility under the 2010 Credit Agreement. During the year ended December 31, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

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

The revolving credit facility allows for borrowings outside of the United States, with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2013 and 2012, we had $142.5 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.2% and 3.2%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2013, letters of credit totaling $11.6 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are included in the consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million, and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities principal outstanding), which are also included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, the fair values of such interest rate swap agreements were reflected as a $29.0 million liability and a $48.0 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 8 of this Annual Report.

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

On March 14, 2013, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the consolidated balance sheets set forth in Item 8 of this Annual Report was $800.0 million at December 31, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may have been redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the then outstanding 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 8 of this Annual Report was $350.0 million at both December 31, 2013 and 2012.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 8.97x for the year ended December 31, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.43x as of December 31, 2013. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 5.00% senior notes and 6.625% senior notes.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes were unsecured senior subordinated obligations of CBRE and were jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our Credit Agreement. Interest accrued at a rate of 11.625% per year and was payable semi-annually in arrears on June 15 and December 15. As permitted by the indenture governing these notes, on June 15, 2013, we redeemed all of the 11.625% senior subordinated notes. In connection with this early redemption, we paid a premium of $26.2 million and wrote off $16.1 million of unamortized deferred financing costs and unamortized discount. The amount of the 11.625% senior subordinated notes included in the consolidated balance sheets set forth in Item 8 of this Annual Report, net of unamortized discount, was $440.5 million at December 31, 2012.

From time to time, Moody’s Investor Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or Standard & Poor’s, rate our senior debt. For example, on June 27, 2013, Standard & Poor’s confirmed our BB long-term issuer credit rating with a positive outlook. They also confirmed our BB rating for our new Credit Agreement and B+ rating for the $800.0 million of 5.00% senior notes. Neither the Moody’s nor the Standard & Poor’s ratings impact our ability to borrow under our Credit Agreement. However, these ratings would positively impact the interest rates under our Credit Agreement should our ratings improve to investment grade. In addition, these ratings may impact our ability to borrow under new agreements in the future and the interest rates of any such future borrowings.

We had short-term borrowings of $517.1 million and $1.1 billion as of December 31, 2013 and 2012, respectively, with related weighted average interest rates of 1.9% and 2.4%, respectively, which are included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of April 1, 2014. As of December 31, 2013 and 2012, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of April 30, 2015. As of December 31, 2013 and 2012, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 31, 2014. As of December 31, 2013 and 2012, there were no amounts outstanding under this facility.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and currently provides for a $300.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.50% with a maturity date of June 30, 2014.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.65% with a maturity date of July 29, 2014.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provided for a $200.0 million warehouse facility, bore interest at the daily one-month LIBOR plus 2.25% and expired on January 16, 2014.

During the year ended December 31, 2013, we had a maximum of $1.1 billion of warehouse lines of credit principal outstanding. As of December 31, 2013 and 2012, we had $374.6 million and $1.0 billion of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 8 of this Annual Report. Additionally, we had $381.5 million and $1.0 billion of mortgage loans held for sale (warehouse receivables), as of December 31, 2013 and 2012, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 8 of this Annual Report.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR plus 2.0%. As of December 31, 2013 and 2012, there were no amounts outstanding under this facility.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. The underfunded status of our defined benefit pension plans included in pension liability in the consolidated balance sheets set forth in Item 8 of this Annual Report was $68.0 million and $63.5 million at December 31, 2013 and 2012, respectively. We expect to contribute a total of $6.2 million to fund our pension plans for the year ending December 31, 2014.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $11.1 million as of December 31, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2014.

We had guarantees totaling $14.3 million as of December 31, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $14.3 million partly consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $68.0 million as of December 31, 2013), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through June 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $7.8 billion at December 31, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $369.0 million at December 31, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2013 and 2012, CBRE MCI had $16.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $13.8 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $367.4 million (including $226.4 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of December 31, 2013, we had aggregate commitments of $9.4 million to fund future co-investments, $8.1 million of which is expected to be funded in 2014. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2013, we had committed to fund $25.0 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

Seasonality

A significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities tends to be lower in the first two quarters and higher in the third and fourth quarters of each year. Earnings and cash flow have generally been concentrated in the fourth quarter due to the focus on completing sales, financing and leasing transactions prior to calendar year-end. This has historically resulted in lower profits or a loss in the first quarter, with revenue and profitability improving in each subsequent quarter.

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

Exchange Rates

During the year ended December 31, 2013, approximately 39% of our business was transacted in local currencies of foreign countries, the majority of which includes the Euro, the British pound sterling, the Canadian dollar, the Chinese yuan, the Hong Kong dollar, the Japanese yen, the Singapore dollar, the Australian dollar and the Indian rupee. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2013, foreign currency translation had a $73.4 million negative impact on our total revenue and a $60.3 million positive impact on our total costs of services and operating, administrative and other expenses.

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. On March 22, 2013, we entered into three option agreements, including one to sell a notional amount of 9.5 million Euros, which expired on June 26, 2013, one to sell a notional amount of 4.5 million Euros, which expired on September 26, 2013 and one to sell a notional amount of 21.0 million Euros, which expired on December 27, 2013. On September 4, 2013, we entered into two option agreements, including one to sell a notional amount of 6.1 million British pounds sterling, which expired on September 26, 2013 and one to sell a notional amount of 13.7 million British pounds sterling, which expired on December 27, 2013. Included in the consolidated statement of operations set forth in Item 8 of this Annual Report were losses of $1.8 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively, resulting from net losses on foreign currency exchange option agreements. As of December 31, 2013 and 2012, we did not have any foreign currency exchange contracts outstanding.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2013 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	LIBOR + 1.75% (1)	LIBOR + 2.75% (1)	(2)	(3)	Total
2014	$2,611	$37,500	$2,150	$374,597	$142,484	$559,342
2015	1,392	37,500	2,150	—	—	41,042
2016	1,430	65,625	2,150	—	—	69,205
2017	—	253,125	2,150	—	—	255,275
2018	—	78,125	2,150	—	—	80,275
Thereafter	1,150,000	—	202,638	—	—	1,352,638

Total	$1,155,433	$471,875	$213,388	$374,597	$142,484	$2,357,777

Weighted Average Interest Rate	5.5%	1.9%	2.9%	1.8%	2.2%	3.8%

(1)	Consists of amounts due under our senior secured term loan facilities.
(2)	Consists of amounts due under our warehouse lines of credit as follows (dollars in thousands): $150,712 at daily one-month LIBOR + 1.60%; $94,889 at daily one-month LIBOR + 1.50%; $65,800 at daily Chase-London LIBOR + 1.90%; $36,812 at daily one-month LIBOR + 1.65%; $16,464 at daily one-month LIBOR + 2.25% and $9,920 at daily LIBOR + 1.35% with a LIBOR floor of 0.35%.

(3)	Consists of amounts due under our revolving credit facility as follows (dollars in thousands): $90,772 at 30 day EUR LIBOR + 1.40%; $18,230 at 30 day GBP LIBOR + 1.40%; $18,000 at 30 day USD LIBOR + 1.40%; $11,697 at Australia Bill Rate + 1.40% and $3,785 at New Zealand Bill Rate + 1.63%.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2013, the net impact of the additional interest cost would be a decrease of $2.5 million on pre-tax income and a decrease of $2.5 million on cash provided by operating activities for the year ended December 31, 2013.

The estimated fair value of our senior secured term loans was approximately $687.6 million at December 31, 2013. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 6.625% senior notes were $769.4 million and $372.8 million, respectively, at December 31, 2013.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the years ended December 31, 2013 and 2012. As of December 31, 2013, the fair values of these interest rate swap agreements were reflected as a $29.0 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 8 of this Annual Report.

We also have $130.5 million of notes payable on real estate as of December 31, 2013. These notes have interest rates ranging from 2.42% to 6.04% with maturity dates extending through 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.6 million for the year ended December 31, 2013. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CBRE Group, Inc.:

We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

CBRE Group, Inc. acquired London-based Norland Managed Services Ltd during 2013 (“Acquired Business”) as defined in Note 8 to the consolidated financial statements, and management excluded from its assessment of the effectiveness of CBRE Group, Inc’s internal control over financial reporting as of December 31, 2013, the Acquired Business’s internal control over financial reporting associated with total assets of $680.2 million included in the consolidated financial statements of CBRE Group, Inc. and subsidiaries as of December 31, 2013. Our audit of internal control over financial reporting of CBRE Group, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBRE Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CBRE Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California

March 3, 2014

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$491,912	$1,089,297
Restricted cash	61,155	73,676
Receivables, less allowance for doubtful accounts of $40,262 and $35,492 at December 31, 2013 and 2012, respectively	1,486,489	1,262,823
Warehouse receivables	381,545	1,048,340
Trading securities	58,442	101,331
Income taxes receivable	—	17,847
Prepaid expenses	125,151	101,617
Deferred tax assets, net	188,533	205,746
Real estate and other assets held for sale	—	130,499
Real estate under development	19,133	—
Available for sale securities	—	679
Other current assets	67,452	52,695

Total Current Assets	2,879,812	4,084,550
Property and equipment, net	458,596	379,176
Goodwill	2,290,474	1,889,602
Other intangible assets, net of accumulated amortization of $348,566 and $273,631 at December 31, 2013 and 2012, respectively	841,228	786,793
Investments in unconsolidated subsidiaries	198,696	206,798
Real estate under development	822	27,316
Real estate held for investment	106,999	235,045
Available for sale securities	56,800	57,121
Other assets, net	164,987	143,141

Total Assets	$6,998,414	$7,809,542

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$817,519	$582,294
Compensation and employee benefits payable	486,993	440,191
Accrued bonus and profit sharing	612,114	540,144
Securities sold, not yet purchased	—	54,103
Income taxes payable	11,111	—
Short-term borrowings:
Warehouse lines of credit	374,597	1,026,381
Revolving credit facility	142,484	72,964
Other	16	16

Total short-term borrowings	517,097	1,099,361
Current maturities of long-term debt	42,245	73,156
Notes payable on real estate	62,017	35,212
Liabilities related to real estate and other assets held for sale	—	104,627
Other current liabilities	56,644	43,205

Total Current Liabilities	2,605,740	2,972,293
Long-Term Debt:
5.00% senior notes	800,000	—
Senior secured term loans	645,613	1,557,069
6.625% senior notes	350,000	350,000
11.625% senior subordinated notes, net of unamortized discount of $9,477 at December 31, 2012	—	440,523
Other long-term debt	2,822	6,857

Total Long-Term Debt	1,798,435	2,354,449
Notes payable on real estate	68,455	189,258
Deferred tax liabilities, net	160,777	191,962
Non-current tax liabilities	65,520	81,875
Pension liability	68,012	63,528
Other liabilities	295,469	274,365

Total Liabilities	5,062,408	6,127,730
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 331,927,166 and 330,082,187 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,319	3,301
Additional paid-in capital	981,997	960,900
Accumulated earnings	1,056,592	740,054
Accumulated other comprehensive loss	(146,123)	(165,044)

Total CBRE Group, Inc. Stockholders’ Equity	1,895,785	1,539,211
Non-controlling interests	40,221	142,601

Total Equity	1,936,006	1,681,812

Total Liabilities and Equity	$6,998,414	$7,809,542

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2013	2012	2011

Revenue	$7,184,794	$6,514,099	$5,905,411

Costs and expenses:
Cost of services	4,189,389	3,742,514	3,457,130
Operating, administrative and other	2,104,310	2,002,914	1,882,666
Depreciation and amortization	190,390	169,645	115,719
Non-amortizable intangible asset impairment	98,129	19,826	—

Total costs and expenses	6,582,218	5,934,899	5,455,515
Gain on disposition of real estate	13,552	5,881	12,966

Operating income	616,128	585,081	462,862
Equity income from unconsolidated subsidiaries	64,422	60,729	104,776
Other income	13,523	11,093	2,706
Interest income	6,289	7,643	9,443
Interest expense	135,082	175,068	150,249
Write-off of financing costs	56,295	—	—

Income from continuing operations before provision for income taxes	508,985	489,478	429,538
Provision for income taxes	187,187	185,322	189,103

Income from continuing operations	321,798	304,156	240,435
Income from discontinued operations, net of income taxes	26,997	631	49,890

Net income	348,795	304,787	290,325
Less: Net income (loss) attributable to non-controlling interests	32,257	(10,768)	51,163

Net income attributable to CBRE Group, Inc.	$316,538	$315,555	$239,162

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.95	$0.97	$0.73
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.01	0.02

Net income attributable to CBRE Group, Inc.	$0.96	$0.98	$0.75

Weighted average shares outstanding for basic income per share	328,110,004	322,315,576	318,454,191

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.94	$0.96	$0.72
Income from discontinued operations attributable to CBRE Group, Inc.	0.01	0.01	0.02

Net income attributable to CBRE Group, Inc.	$0.95	$0.97	$0.74

Weighted average shares outstanding for diluted income per share	331,762,854	327,044,145	323,723,755

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$314,229	$313,853	$233,517
Income from discontinued operations, net of tax	2,309	1,702	5,645

Net income	$316,538	$315,555	$239,162

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$348,795	$304,787	$290,325
Other comprehensive income (loss):
Foreign currency translation gain (loss)	7,390	(997)	(24,165)
Unrealized gains (losses) on interest rate swaps and interest rate caps, net of $7,557 income tax for the year ended December 31, 2013 and $3,316 and $16,278 income tax benefit for the years ended December 31, 2012 and 2011, respectively	11,512	(4,924)	(23,623)
Unrealized holding gains on available for sale securities, net of $756, $43 and $42 income tax for the years ended December 31, 2013, 2012 and 2011, respectively	1,151	475	77
Pension liability adjustments, net of $1,409, $1,131 and $6,639 income tax benefit for the years ended December 31, 2013, 2012 and 2011, respectively	(5,638)	(947)	(19,088)
Other, net	3,720	(598)	2,022

Total other comprehensive income (loss)	18,135	(6,991)	(64,777)

Comprehensive income	366,930	297,796	225,548
Less: Comprehensive income (loss) attributable to non-controlling interests	31,471	(11,154)	50,223

Comprehensive income attributable to CBRE Group, Inc.	$335,459	$308,950	$175,325

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348,795	$304,787	$290,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,270	170,905	116,930
Amortization and write-off of financing costs	28,871	9,518	7,453
Amortization of debt discount	9,477	—	—
Non-amortizable intangible asset impairment	98,129	19,826	—
Write-down of impaired real estate and other assets	—	32,322	4,337
Gain on sale of loans, servicing rights and other assets	(93,613)	(112,613)	(74,449)
Net realized and unrealized gains from investments	(13,523)	(11,093)	(2,706)
Gain on disposition of real estate held for investment	(18,698)	(683)	(41,805)
Equity income from unconsolidated subsidiaries	(64,422)	(60,729)	(104,776)
Provision for doubtful accounts	9,579	6,509	9,754
Deferred income taxes	(11,591)	2,059	6,147
Compensation expense related to stock options and non-vested stock awards	48,429	51,712	44,327
Incremental tax benefit from stock options exercised	(9,891)	(2,930)	(14,936)
Distribution of earnings from unconsolidated subsidiaries	33,302	20,199	20,794
Tenant concessions received	14,627	23,260	45,751
Purchase of trading securities	(137,311)	(203,126)	(144,919)
Proceeds from sale of trading securities	191,121	190,220	219,739
Proceeds from securities sold, not yet purchased	52,472	151,145	197,595
Securities purchased to cover short sales	(110,588)	(151,282)	(189,456)
Increase in receivables	(76,946)	(142,786)	(123,669)
Increase in prepaid expenses and other assets	(33,355)	(22,097)	(13,238)
Decrease (increase) in real estate held for sale and under development	168,133	(759)	84,731
Increase (decrease) in accounts payable and accrued expenses	40,200	43,475	(62,850)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	102,439	(1,155)	81,380
Decrease (increase) in income taxes receivable/payable	3,077	(27,729)	(4,891)
(Decrease) increase in other liabilities	(6,808)	7,715	15,940
Other operating activities, net	(18,067)	(5,589)	(6,289)

Net cash provided by operating activities	745,108	291,081	361,219
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156,358)	(150,232)	(147,980)
Acquisition of Clarion Real Estate Securities and substantially all of the ING Group N.V. operations in Europe and Asia (collectively the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	(7,680)	(580,895)
Acquisition of businesses (other than the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	(504,147)	(44,898)	(49,790)
Contributions to unconsolidated subsidiaries	(49,594)	(65,440)	(51,463)
Distributions from unconsolidated subsidiaries	82,230	62,977	109,547
Net proceeds from disposition of real estate held for investment	113,241	60,805	231,678
Additions to real estate held for investment	(2,559)	(6,181)	(15,473)
Proceeds from the sale of servicing rights and other assets	32,016	40,206	27,035
Decrease (increase) in restricted cash	8,469	(16,205)	(1,696)
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	(73,187)	—
Purchase of available for sale securities	(65,111)	(36,355)	(45,281)
Proceeds from the sale of available for sale securities	69,688	31,751	41,479
Other investing activities, net	7,131	6,768	2,584

Net cash used in investing activities	(464,994)	(197,671)	(480,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	715,000	—	1,100,739
Repayment of senior secured term loans	(1,639,017)	(68,146)	(47,503)
Proceeds from revolving credit facility	610,562	41,270	1,032,624
Repayment of revolving credit facility	(542,150)	(15,230)	(1,005,132)
Proceeds from issuance of 5.00% senior notes	800,000	—	—
Repayment of 11.625% senior subordinated notes	(450,000)	—	—
Proceeds from notes payable on real estate held for investment	2,762	4,652	10,300
Repayment of notes payable on real estate held for investment	(74,544)	(54,036)	(186,636)
Proceeds from notes payable on real estate held for sale and under development	9,526	22,276	8,454
Repayment of notes payable on real estate held for sale and under development	(136,528)	(21,345)	(79,271)
Stock and stock units repurchased for payment of taxes on stock awards	(16,628)	—	—
Proceeds from exercise of stock options	5,780	20,324	7,136
Incremental tax benefit from stock options exercised	9,891	2,930	14,936
Non-controlling interests contributions	1,092	16,075	10,231
Non-controlling interests distributions	(128,168)	(48,162)	(129,686)
Payment of financing costs	(29,322)	(359)	(24,738)
Other financing activities, net	(4,537)	(938)	(129)

Net cash (used in) provided by financing activities	(866,281)	(100,689)	711,325
Effect of currency exchange rate changes on cash and cash equivalents	(11,218)	3,394	(5,681)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(597,385)	(3,885)	586,608
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,089,297	1,093,182	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$491,912	$1,089,297	$1,093,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$117,150	$161,945	$138,035

Income tax payments, net	$203,402	$217,956	$189,917

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

	CBRE Group, Inc. Shareholders						Non- Controlling Interests	Total
	Shares	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss
					Minimum pension liability	Foreign currency translation and other
Balance at December 31, 2010	323,594,919	$3,236	$814,244	$185,337	$(49,634)	$(44,968)	$157,580	$1,065,795
Net income	—	—	—	239,162	—	—	51,163	290,325
Pension liability adjustments, net of tax	—	—	—	—	(19,088)	—	—	(19,088)
Stock options exercised (including tax benefit)	1,822,373	18	22,055	—	—	—	—	22,073
Non-cash issuance of common stock	7,670	—	179	—	—	—	—	179
Non-vested stock grants	2,803,221	28	—	—	—	—	—	28
Compensation expense for stock options and non-vested stock awards	—	—	44,327	—	—	—	—	44,327
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(23,623)	—	(23,623)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	77	—	77
Foreign currency translation loss	—	—	—	—	—	(23,225)	(940)	(24,165)
Cancellation of non-vested stock awards	(256,027)	(2)	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	10,231	10,231
Distributions to non-controlling interests	—	—	—	—	—	—	(129,686)	(129,686)
Acquisition of non-controlling interests	—	—	—	—	—	—	182,898	182,898
Other	—	—	1,336	—	—	2,022	(5,564)	(2,206)

Balance at December 31, 2011	327,972,156	$3,280	$882,141	$424,499	$(68,722)	$(89,717)	$265,682	$1,417,163
Net income (loss)	—	—	—	315,555	—	—	(10,768)	304,787
Pension liability adjustments, net of tax	—	—	—	—	(947)	—	—	(947)
Stock options exercised (including tax benefit)	1,930,092	19	23,235	—	—	—	—	23,254
Non-cash issuance of common stock	441,097	4	173	—	—	—	—	177
Compensation expense for stock options and non-vested stock awards	—	—	51,712	—	—	—	—	51,712
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(4,924)	—	(4,924)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	475	—	475
Foreign currency translation loss	—	—	—	—	—	(611)	(386)	(997)
Cancellation of non-vested stock awards	(261,158)	(2)	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	16,075	16,075
Distributions to non-controlling interests	—	—	—	—	—	—	(48,162)	(48,162)
Deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	—	—	—	—	—	(91,580)	(91,580)
Other	—	—	3,639	—	—	(598)	11,740	14,781

Balance at December 31, 2012	330,082,187	$3,301	$960,900	$740,054	$(69,669)	$(95,375)	$142,601	$1,681,812
Net income	—	—	—	316,538	—	—	32,257	348,795
Pension liability adjustments, net of tax	—	—	—	—	(5,638)	—	—	(5,638)
Stock options exercised (including tax benefit)	1,620,515	16	15,655	—	—	—	—	15,671
Non-cash issuance of common stock	478,884	4	149	—	—	—	—	153
Non-cash issuance of non-vested common stock related to acquisition	362,916	4	9,201	—	—	—	—	9,205
Non-vested stock grants	72,580	1	—	—	—	—	—	1
Compensation expense for stock options and non-vested stock awards	—	—	48,429		—	—	—	48,429
Stock and stock units repurchased for payment of taxes on stock awards	(601,917)	(6)	(16,622)	—	—	—	—	(16,628)
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	11,512	—	11,512
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	1,151	—	1,151
Foreign currency translation gain (loss)	—	—	—	—	—	8,176	(786)	7,390
Cancellation of non-vested stock awards	(87,999)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	1,092	1,092
Distributions to non-controlling interests	—	—	—	—	—	—	(128,168)	(128,168)
Acquisition of non-controlling interests	—	—	(30,300)	—	—	—	(9,530)	(39,830)
Other	—	—	(5,415)	—	—	3,720	2,755	1,060

Balance at December 31, 2013	331,927,166	$3,319	$981,997	$1,056,592	$(75,307)	$(70,816)	$40,221	$1,936,006

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2013 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2013, excluding independent affiliates, we operated in approximately 350 offices worldwide, with approximately 44,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. Our contractual, fee-for-services businesses, which generally involve facilities management, property management, mortgage loan servicing and investment management, represented approximately 41% of our 2013 revenue.

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

We analyze any investments in VIEs to determine if we are the primary beneficiary. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of our goodwill and non-amortizable intangible assets is impacted by economic and capital market conditions as well as our stock price. Property sales and leasing activity is affected by economic and employment growth, capital markets liquidity, credit availability and pricing, business and investor confidence, and inflation levels. Adverse trends involving any or all of these factors could reduce transaction-based revenue as well as property values and sales and leasing volume. Such adverse economic conditions could cause declines in the estimated future discounted cash flows expected for our reporting units. A major or sustained decline in our future cash flows and/or the current economic conditions could result in impairment charges.

The recoverability of our investments in unconsolidated subsidiaries has been impacted by the global financial crisis. This was initially evident in sharply reduced property sales activity and decreasing property values throughout 2009. As liquidity subsequently improved, transaction activity has revived, to varying degrees and at a different pace in various regions around the world, over the past four years from the low levels of 2008 and 2009, but has remained well below the volume experienced in 2006 and 2007. Property values also have rebounded, but price appreciation has been most significant in top-tier assets and in the largest, most liquid markets. The assumptions utilized in our recoverability analysis reflect our belief that a gradual recovery will continue, but that a return to capital markets turmoil and negative economic growth could result in impairment charges.

The recoverability of the carrying value of our investments in real estate is impacted by general conditions in the U.S. economy and commercial real estate market. Market fundamentals in the primary property types that we develop or own weakened significantly in late 2008 and throughout 2009. Market conditions have improved, to varying degrees and at a different pace in various regions globally, over the past four years. Property sales have increased steadily as investor confidence and liquidity returned to the commercial real estate market. However, if conditions in the broader economy, capital markets, local, regional or global commercial real estate markets decline sharply once again, we may be required to record impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. Included in the accompanying consolidated balance sheets as of December 31, 2013 and 2012 is cash and cash equivalents of $32.4 million and $94.6 million, respectively, from consolidated funds and other entities, which is not available for general corporate use. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see Note 19).

Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2013 and 2012 is restricted cash of $61.2 million and $73.7 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc. (CBRE) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition), our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition), our acquisition of substantially all of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as the REIM Acquisitions) and our acquisition of Norland Managed Services Ltd (Norland) in 2013. Other intangible assets that have indefinite estimated useful lives and are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, as well as a trade name separately identified as a result of the REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, loan servicing rights and management contracts, which are all being amortized over estimated useful lives ranging up to 20 years.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs

Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $42.3 million and $42.2 million as of December 31, 2013 and 2012, respectively.

During 2013, we completed a series of financing transactions, including the amendment and restatement of our credit agreement, the issuance of $800.0 million aggregate principal amount of 5.00% senior notes due March 15, 2023 and the redemption of all of the 11.625% senior subordinated notes totaling $450.0 million. During the year ended December 31, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.6 million was expensed. In addition, we expensed $17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes. All of these write-offs were included in write-off of financing costs in the accompanying consolidated statements of operations. See Note 13 for additional information on activities associated with our debt.

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

Investment management fees are based predominantly upon a percentage of the equity deployed on behalf of our limited partners. Fees related to our indirect investment management programs are based upon a percentage of the fair value of those investments. These fees are recognized when earned under the provisions of the related investment management agreements. Our Global Investment Management segment earns performance-based incentive fees with regard to many of its investments. Such revenue is recognized at the end of the measurement periods when the conditions of the applicable incentive fee arrangements have been satisfied and following the expiration of any potential claw back provision. With many of these investments, our Global Investment Management professionals have participation interests in such incentive fees, which are commonly referred to as carried interest. This carried interest expense is generally accrued for based upon the probability of such performance-based incentive fees being earned over the related vesting period. In addition, our Global Investment Management segment also earns success-based transaction fees with regard to buying or selling properties on behalf of certain funds and separate accounts. Such revenue is recognized at the completion of a successful transaction and is not subject to any claw back provision.

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

Development services and project management services generate fees from development and construction management projects. Most development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. Generally development fees are recognized based on the lower of the amount billed or the amount determined on a straight-line basis over the development period. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. We may earn incentive development fees by reaching specified timetable, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained and fees are deemed collectible.

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

CBRE GROUP, INC.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, we capitalize recoverable costs. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy. Recoverable costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, interest, development and construction costs and costs of incidental operations. We do not capitalize any internal costs when acquiring, developing and constructing real estate assets. We expense transaction costs for acquisitions that qualify as a business in accordance with the “Business Combinations” Topic of the FASB ASC (Topic 805). Pursuit costs capitalized in connection with a potential development project that we have determined not to pursue are written off in the period that determination is made.

At times, we purchase bulk land that we intend to sell or develop in phases. The land basis allocated to each phase is based on the relative estimated fair value of the phases before construction. We allocate construction costs incurred relating to more than one phase between the various phases; if the costs cannot be specifically

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Discontinued Operations

Topic 360 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in Topic 360, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of our consolidated real estate assets is generally accounted for in a discrete subsidiary, many constitute a component of an entity under Topic 360, increasing the likelihood that the disposition of assets that we hold for sale in the ordinary course of business must be reported as a discontinued operation unless we have significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $49.4 million, $43.7 million and $42.5 million were included in operating, administrative and other expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction losses included in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 were $12.6 million, $3.6 million and $0.4 million, respectively.

Derivative Financial Instruments and Hedging Activities

As required by FASB ASC Topic 815 “Derivatives and Hedging,” we record all derivatives on the balance sheet at fair value. We do not net derivatives on our balance sheet. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gains (losses) on interest rate swaps and interest rate caps, unrealized holding gains on available for sale securities and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 16).

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with the “Investments— Debt and Equity Securities” Topic of the FASB ASC (Topic 320). We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. Marketable securities we acquire with the intent to generate a profit from short-term movements in market prices are classified as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets wholly-owned subsidiary Multifamily Capital is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2013 and 2012, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans.

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

Our recording of mortgage servicing rights at their fair value resulted in net gains, which have been reflected in the accompanying consolidated statements of operations. The amount of mortgage servicing rights recognized during the years ended December 31, 2013 and 2012 was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance, mortgage servicing rights	$144,955	$95,343
Mortgage servicing rights recognized	75,269	83,721
Mortgage servicing rights sold	(820)	(10,297)
Amortization expense	(38,921)	(23,812)

Ending balance, mortgage servicing rights	$180,483	$144,955

Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rate and the estimated life of servicing cash

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2013, 2012 and 2011 in measuring fair value were as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate	14.81%	15.00%	15.00%
Conditional prepayment rate	7.00%	7.00%	7.00%
Inflation	2.00%	2.50%	2.50%
Delinquencies	—	—	—

The estimated fair value of our mortgage servicing rights was $203.6 million and $165.4 million as of December 31, 2013 and 2012, respectively. We did not incur any impairment charges related to our servicing rights during the years ended December 31, 2013, 2012 or 2011.

Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $55.2 million, $40.0 million and $28.2 million for the years ended December 31, 2013, 2012 and 2011, respectively and late fees/ancillary income earned from loans serviced for others of $1.9 million, $0.8 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

CBRE GROUP, INC.

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

Self-Insurance

Our wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation insurance provided to employees and we purchase excess coverage from an unrelated insurance carrier. We purchase general liability and automotive insurance through an unrelated insurance carrier. The captive insurance company reinsures the related deductibles. The captive insurance company also insures deductibles relating to professional indemnity claims. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. We are required to estimate the cost of these claims in our financial statements.

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2013 and 2012, our reserves for claims under these insurance programs were $65.7 million and $48.4 million, respectively, which were included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Of these amounts, $2.2 million and $11.9 million, respectively, represented our estimated current liabilities as of December 31, 2013 and 2012.

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

As of December 31, 2013, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $5.4 million, which approximates the carrying value, and which was included in non-controlling interests in the accompanying consolidated balance sheets. As of December 31, 2012, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $68.4 million, as compared to the carrying value of $61.7 million, which was included in non-controlling interests in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (ASU) 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU states that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years) beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this update will have a material effect on our consolidated financial position or results of operations.

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

Reclassifications

Certain reclassifications have been made to the 2011 and 2012 financial statements to conform with the 2013 presentation.

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

CBRE GROUP, INC.

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

Unaudited pro forma results, assuming the REIM Acquisitions had occurred as of January 1, 2011 for purposes of the 2011 pro forma disclosures, are presented below. They include certain adjustments, including $17.2 million of increased amortization expense as a result of intangible assets acquired in the REIM Acquisitions, $19.2 million of additional interest expense as a result of debt incurred to finance the REIM Acquisitions, the removal of $73.0 million of direct costs incurred by us and ING related to the REIM Acquisitions, and the tax impact of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the REIM Acquisitions occurred on January 1, 2011 and may not be indicative of future operating results (dollars in thousands, except share data):

Year Ended December 31, 2011
Revenue	$6,138,194
Operating income	$555,687
Net income attributable to CBRE Group, Inc.	$258,751
Basic income per share	$0.81
Weighted average shares outstanding for basic income per share	318,454,191
Diluted income per share	$0.80
Weighted average shares outstanding for diluted income per share	323,723,755

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No financial support was provided by the Venture to the Entities during the year ended December 31, 2013. During both the years ended December 31, 2012 and 2011, the Venture funded $0.2 million of financial support to the Entities.

The Entities were initially consolidated by the Venture upon adoption of ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities,” on January 1, 2010. The Entities’ assets and associated mortgage notes payable aggregated $251.0 million and $221.5 million, respectively, and were recorded based on their fair value at adoption. We did not recognize a gain or loss on the initial consolidation of these Entities. The assets of the Entities are the sole collateral for the mortgage notes payable and other liabilities of the Entities and as such, the creditors and equity investors of these Entities have no recourse to our assets held outside of these Entities. During the year ended December 31, 2011, five of the original eight commercial properties were sold. During the year ended December 31, 2012, an additional Entity was consolidated during the first quarter and subsequently sold in the fourth quarter. During the year ended December 31, 2013, another one of the original eight commercial properties was sold.

Operating results relating to the Entities for the years ended December 31, 2013, 2012 and 2011 include the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$8,222	$13,359	$25,708
Operating, administrative and other expenses	$4,289	$7,961	$13,137
Income (loss) from discontinued operations, net of income taxes	$15,236	$(1,408)	$36,548
Net income (loss) attributable to non-controlling interests	$13,805	$(5,227)	$30,124

Investments in real estate of $39.9 million and $58.8 million and nonrecourse mortgage notes payable of $41.7 million ($0.9 million of which is current) and $61.7 million ($1.3 million of which is current) are included in real estate assets held for investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively. In addition, non-controlling deficits of $1.8 million and $2.7 million in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively, are attributable to the Entities.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. As of December 31, 2013 and 2012, our maximum exposure to loss related to the VIE’s which are not consolidated was as follows (dollars in thousands):

	December 31,
	2013	2012
Investments in unconsolidated subsidiaries	$33,787	$47,869
Other assets, current	3,547	3,185
Available for sale securities	—	17,281
Co-investment commitments	200	9,202

Maximum exposure to loss	$37,534	$77,537

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

There were no significant transfers in and out of Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	As of December 31, 2013
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$3,688	$—	$—	$3,688
Debt securities issued by U.S. federal agencies	—	6,528	—	6,528
Corporate debt securities	—	17,456	—	17,456
Asset-backed securities	—	3,381	—	3,381
Collateralized mortgage obligations	—	2,720	—	2,720

Total debt securities	3,688	30,085	—	33,773
Equity securities	23,027	—	—	23,027

Total available for sale securities	26,715	30,085	—	56,800
Trading securities	58,442	—	—	58,442
Warehouse receivables	—	381,545	—	381,545

Total assets at fair value	$85,157	$411,630	$—	$496,787

Liabilities
Interest rate swaps	$—	$29,034	$—	$29,034

Total liabilities at fair value	$—	$29,034	$—	$29,034

	As of December 31, 2012
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$9,827	$—	$—	$9,827
Debt securities issued by U.S. federal agencies	—	1,914	—	1,914
Corporate debt securities	—	8,347	—	8,347
Asset-backed securities	—	5,050	—	5,050
Collateralized mortgage obligations	—	2,771	—	2,771

Total debt securities	9,827	18,082	—	27,909
Equity securities	29,891	—	—	29,891

Total available for sale securities	39,718	18,082	—	57,800
Trading securities	101,331	—	—	101,331
Warehouse receivables	—	1,048,340	—	1,048,340

Total assets at fair value	$141,049	$1,066,422	$—	$1,207,471

Liabilities
Securities sold, not yet purchased	$54,103	$—	$—	$54,103
Interest rate swaps	—	48,022	—	48,022

Total liabilities at fair value	$54,103	$48,022	$—	$102,125

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At December 31, 2013 and 2012, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 2). These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables are a summary of our available for sale securities (dollars in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$3,679	$20	$(11)	$3,688
Debt securities issued by U.S. federal agency obligations	6,654	29	(155)	6,528
Corporate debt securities	17,347	341	(232)	17,456
Asset-backed securities	3,336	45	—	3,381
Collateralized mortgage obligations	2,671	53	(4)	2,720

Total debt securities	33,687	488	(402)	33,773
Equity securities	19,405	3,821	(199)	23,027

Total available for sale securities	$53,092	$4,309	$(601)	$56,800

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$9,733	$95	$(1)	$9,827
Debt securities issued by U.S. federal agency obligations	1,893	30	(9)	1,914
Corporate debt securities	7,890	457	—	8,347
Asset-backed securities	5,033	52	(35)	5,050
Collateralized mortgage obligations	2,682	107	(18)	2,771

Total debt securities	27,231	741	(63)	27,909
Equity securities	29,469	849	(427)	29,891

Total available for sale securities	$56,700	$1,590	$(490)	$57,800

The net carrying value and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	December 31, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	13,337	13,506
Due after five years through ten years	8,128	8,091
Due after ten years	6,215	6,075
Asset-backed securities	3,336	3,381
Collateralized mortgage obligations	2,671	2,720

Total debt securities	$33,687	$33,773

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not record any significant dividends or interest income related to marketable securities for the years ended December 31, 2013, 2012 and 2011.

The portion of net gains and losses for the year ended December 31, 2013 relating to trading securities still held at December 31, 2013 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2013 on trading securities	$6,845
Less: Net realized gains recognized on trading securities sold during the year ended December 31, 2013	7,627

Net unrealized losses recognized during the year ended December 31, 2013 on trading securities still held at December 31, 2013	$(782)

The portion of net gains and losses for the year ended December 31, 2012 relating to trading securities still held at December 31, 2012 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2012 on trading securities	$5,318
Less: Net realized gains recognized on trading securities sold during the year ended December 31, 2012	4,313

Net unrealized gains recognized during the year ended December 31, 2012 on trading securities still held at December 31, 2012	$1,005

The portion of net gains and losses for the year ended December 31, 2011 relating to trading securities still held at December 31, 2011 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2011 on trading securities	$1,706
Less: Net realized losses recognized on trading securities sold during the year ended December 31, 2011	(1,917)

Net unrealized gains recognized during the year ended December 31, 2011 on trading securities still held at December 31, 2011	$3,623

The following non-recurring fair value measurements were recorded for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Net Carrying Value as of December 31, 2013	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2013
		Level 1	Level 2	Level 3
Other intangible assets	$78,950	$—	$—	$78,950	$98,129
Investments in unconsolidated subsidiaries	$24,742	$—	$24,742	$—	4,139

Total impairment charges					$102,268

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net Carrying Value as of December 31, 2012	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2012
		Level 1	Level 2	Level 3
Property and equipment	$—	$—	$—	$—	$5,841
Other intangible assets	$—	$—	$—	$—	19,826
Investments in unconsolidated subsidiaries	$10,701	$—	$10,701	$—	3,907
Real estate	$74,115	$—	$74,115	$—	26,481

Total impairment charges					$56,055

	Net Carrying Value as of December 31, 2011	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2011
		Level 1	Level 2	Level 3
Investments in unconsolidated subsidiaries	$24,084	$—	$—	$24,084	$5,550
Real estate	$37,322	$—	$—	$37,322	4,337

Total impairment charges					$9,887

The fair value measurements employed for our impairment evaluations were generally based on third-party information available in non-active markets (such as third-party appraisals and offers received from third parties) as well as a discounted cash flow approach and/or review of comparable activities in the market place. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums as well as other economic variables.

Other Intangible Assets

During the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million in our Global Investment Management segment. This non-cash write-off related to a decrease in value of our open-end funds, primarily in Europe. These funds have experienced a decline in assets under management, as the business mix shifts toward separate accounts, consistent with market movements following the extended financial crisis in Europe, which has resulted in project sales and planned liquidations of certain funds.

During the year ended December 31, 2012, we recorded a non-amortizable intangible asset impairment of $19.8 million in our EMEA segment. This non-cash write-off related to the discontinuation of the use of a trade name in the United Kingdom (U.K.).

All of our impairment charges related to non-amortizable intangible assets were included as a separate line item in the accompanying consolidated statements of operations.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Subsidiaries

During the year ended December 31, 2013, we recorded write-downs in our Global Investment Management of $4.1 million, of which $1.0 million were attributable to non-controlling interests. These write-downs were primarily driven by a decrease in the estimated holding period of certain assets.

During the year ended December 31, 2012, we recorded write-downs of $3.9 million, of which $0.6 million were attributable to non-controlling interests. During the year ended December 31, 2012, $3.8 million of the investment write-downs were reported in our Global Investment Management segment and $0.1 million were reported in our Development Services segment. These write-downs were primarily driven by a decrease in the estimated holding period of certain assets and continued challenging market conditions.

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

Real Estate

During the year ended December 31, 2012, we recorded impairment charges of $26.5 million on real estate held for investment. Of this amount, $15.9 million was attributable to non-controlling interests. These impairment charges were driven by a decrease in the estimated holding period of certain assets and continued challenging market conditions.

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

All of the abovementioned charges were reported in our Development Services segment, with the exception of a $9.3 million impairment charge reported in our Global Investment Management segment during the year ended December 31, 2012. All of the abovementioned charges were included within operating, administrative and other expenses in the accompanying consolidated statements of operations, with the exception of a $1.3 million provision for loss on real estate for the year ended December 31, 2011, which was included within activity from discontinued operations. If conditions in the broader economy, commercial real estate industry, specific markets or product types in which we operate worsen, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations could result in additional impairment charges.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Senior Secured Term Loans: Based upon information from third-party banks, the estimated fair value of our senior secured term loans was approximately $687.6 million and $1.6 billion at December 31, 2013 and 2012, respectively. Their actual carrying value totaled $685.3 million and $1.6 billion at December 31, 2013 and 2012, respectively (see Note 13).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

5.00% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 5.00% senior notes was $769.4 million at December 31, 2013. Their actual carrying value totaled $800.0 million at December 31, 2013 (see Note 13).

6.625% Senior Notes: Based on dealers’ quotes, the estimated fair value of our 6.625% senior notes was $372.8 million and $385.0 million at December 31, 2013 and 2012, respectively. Their actual carrying value totaled $350.0 million at both December 31, 2013 and 2012 (see Note 13).

11.625% Senior Subordinated Notes: Based on dealers’ quotes, the estimated fair value of our 11.625% senior subordinated notes was $488.8 million at December 31, 2012. Their actual carrying value totaled $440.5 million at December 31, 2012. We redeemed these notes in full on June 15, 2013 (see Note 13).

Notes Payable on Real Estate: As of December 31, 2013 and 2012, the carrying value of our notes payable on real estate was $130.5 million and $326.0 million, respectively (see Note 12). These borrowings generally have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $4.0 million and $13.9 million of these notes payable were recourse to us as of December 31, 2013 and 2012, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivative Financial Instruments

We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. We do not net derivatives on the balance sheet. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no significant hedge ineffectiveness for the years ended December 31, 2013, 2012 and 2011. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2013 and 2012, there was $29.0 million and $48.0 million, respectively, included in accumulated other comprehensive loss in the accompanying consolidated balance sheets related to these interest rate swaps, which will be reclassified to interest expense as interest payments are made on our senior secured term loan facilities. During the next twelve months, we estimate that $11.7 million will be reclassified as an increase to interest expense.

The following table presents the fair value of our interest rate swaps as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31, 2013	Fair Value as of December 31, 2012	Balance Sheet Location	Fair Value as of December 31, 2013	Fair Value as of December 31, 2012

Interest rate swaps	Other assets	$—	$—	Other liabilities	$29,034	$48,022

The following table presents the effect of our interest rate swaps on our consolidated statement of operations for the year ended December 31, 2013 (dollars in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized on Derivative (Ineffective Portion)

Interest rate swaps	$7,149	Interest expense	$(11,846)	Other income (loss)	$(6)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of our interest rate swaps on our consolidated statement of operations for the year ended December 31, 2012 (dollars in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized on Derivative (Ineffective Portion)

Interest rate swaps	$(19,826)	Interest expense	$(11,676)	Other income (loss)	$—

The following table presents the effect of our interest rate swaps on our consolidated statement of operations for the year ended December 31, 2011 (dollars in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized on Derivative (Ineffective Portion)

Interest rate swaps	$(42,732)	Interest expense	$(2,860)	Other income (loss)	$—

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

As of December 31, 2013, the fair value of derivatives related to these agreements was a net liability position of $30.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2013, we have not posted any collateral related to these agreements and had not breached any of the provisions discussed above. Had we breached any of the provisions discussed above at December 31, 2013, we may have been required to settle our obligations under the agreements at their termination value of $30.1 million.

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

We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statements of operations were net losses of $1.8 million, $4.4 million and $1.5 million for the years ended December 31, 2013,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 and 2011, respectively, resulting from net losses on foreign currency exchange option and forward contracts. As of December 31, 2013 and 2012, we did not have any foreign currency exchange contracts outstanding.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

7. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2013	2012
Computer hardware and software	3-10 years	$471,237	$366,935
Leasehold improvements	1-15 years	248,359	226,337
Furniture and equipment	1-10 years	211,893	202,819
Equipment under capital leases	3-5 years	10,697	10,713

Total cost		942,186	806,804
Accumulated depreciation and amortization		(483,590)	(427,628)

Property and equipment, net		$458,596	$379,176

Depreciation and amortization expense associated with property and equipment was $98.1 million, $76.2 million and $54.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We did not recognize an impairment loss related to property and equipment in 2013 or 2011. During the year ended December 31, 2012, we recorded an impairment loss related to property and equipment of $5.8 million (see Note 5 for additional information).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2011
Goodwill	$1,641,748	$494,116	$160,197	$514,189	$86,663	$2,896,913
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	843,458	355,485	160,197	469,267	—	1,828,407

Purchase accounting entries related to acquisitions	15,980	31,440	1,175	(2,277)	—	46,318
Foreign exchange movement	585	8,140	(636)	6,788	—	14,877

Balance as of December 31, 2012
Goodwill	1,658,313	533,696	160,736	518,700	86,663	2,958,108
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	860,023	395,065	160,736	473,778	—	1,889,602

Purchase accounting entries related to acquisitions	60,552	342,035	(3,169)	—	—	399,418
Foreign exchange movement	(1,228)	14,407	(19,074)	7,349	—	1,454

Balance as of December 31, 2013
Goodwill	1,717,637	890,138	138,493	526,049	86,663	3,358,980
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$919,347	$751,507	$138,493	$481,127	$—	$2,290,474

On December 23, 2013, we acquired 100% of the outstanding stock of London-based Norland, which fortified our real estate outsourcing platform in Europe within our EMEA segment (Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market. The purchase price for the Norland Acquisition was approximately $475 million, with $433.9 million paid at closing and the remaining contingent consideration payable in 2014. The Norland Acquisition was financed with cash on hand and borrowings under our revolving credit facility. On December 23, 2013, we also issued an aggregate of 362,916 shares of non-vested Class A common stock to certain members of senior management of Norland in connection with this acquisition.

The acquisition agreement provides for a contingent payment of up to 50 million British pounds sterling if certain performance criteria are met post-acquisition. In measuring the fair value of the contingent consideration, we assigned probabilities to the performance criteria, based on the nature of the performance criteria and our due diligence performed at the time of the acquisition. The fair value of this contingent consideration was based on the weighted probability of achievement of a certain earnings before interest, taxes, depreciation and

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization (EBITDA) level for the 12-months ending March 31, 2014, which ranged from 22.1 million to 35.0 million British pounds sterling. We valued this contingent payment at 25.5 million British pounds sterling (or $41.8 million) at acquisition date, which has been recorded within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The preliminary purchase accounting adjustments related to the Norland Acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Norland Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from Norland with ours. No goodwill recorded in connection with the Norland Acquisition is deductible for tax purposes. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily intangible assets and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the aggregate estimated fair values of the assets acquired and the liabilities assumed in the Norland Acquisition (dollars in thousands):

Cash and cash equivalents	$48,132
Receivables, net	138,509
Prepaid expenses	14,072
Deferred tax assets, current	2,912
Other current assets	12,698
Property and equipment	4,164
Other intangible assets	108,974
Other assets	668

Total assets acquired	$330,129

Accounts payable and accrued expenses	$142,467
Compensation and employee benefits payable	11,777
Accrued bonus and profit sharing	1,862
Deferred tax liabilities, long-term	21,795
Other liabilities	8,804

Total liabilities assumed	$186,705

Estimated fair value of net assets acquired	$143,424

The following is a summary of the preliminary estimate of the amortizable intangible assets acquired in connection with the Norland Acquisition (dollars in thousands):

			At December 31, 2013
Intangible Asset Class	Weighted Average Amortization Period	Amount Assigned At Acquisition Date	Accumulated Amortization and Foreign Currency Translation	Net Carrying Amount
Customer relationships	5 years	$68,807	$890	$69,697
Trade name	2 years	35,177	454	35,631
Non-compete agreements	2 years	4,990	65	5,055

Total amortizable intangibles acquired	4 years	$108,974	$1,409	$110,383

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Norland did not contribute to our statement of operations during the year ended December 31, 2013, with the exception of $9.2 million of direct transaction and integration costs incurred in connection with the Norland Acquisition, which have been included in operating, administrative and other expenses in the accompanying consolidated statements of operations.

Unaudited pro forma results, assuming the Norland Acquisition had occurred as of January 1, 2012 for purposes of the 2013 and 2012 pro forma disclosures, are presented below. They include certain adjustments for the years ended December 31, 2013 and 2012, including $33.8 million of increased amortization expense in both years as a result of intangible assets acquired in the Norland Acquisition, $1.1 million and $1.2 million, respectively, of additional interest expense as a result of debt incurred to finance the Norland Acquisition, the removal of $9.2 million of direct costs incurred by us related to the Norland Acquisition for the year ended December 31, 2013, and the tax impact in both years of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Norland Acquisition occurred on January 1, 2012 and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2013	2012
	(Unaudited)
Revenue	$7,792,992	$7,012.318
Operating income	$614,163	$567,201
Net income attributable to CBRE Group, Inc.	$313,567	$296,345
Basic income per share	$0.96	$0.92
Weighted average shares outstanding for basic income per share	328,110,004	322,315,576
Diluted income per share	$0.95	$0.91
Weighted average shares outstanding for diluted income per share	331,762,854	327,044,145

During 2013, we completed ten in-fill acquisitions, most notably a leading firm serving the London prime residential real estate market, a leading regional commercial real estate services firm based in San Francisco, a retail real estate services firm in the U.S. Mid-Atlantic region, a facility consulting and project advisory firm serving the healthcare industry and based in Richmond, Virginia, and two property management specialist firms – one in the Czech Republic and Slovakia and one in Belgium. During 2012, we completed five in-fill acquisitions, including our former affiliate companies in Turkey and Vietnam, a niche real estate investment advisor and an independent commercial and residential property partnership in the U.K., and a brokerage and property management firm in Atlanta.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2013, 2012 and 2011 assessments as of October 1. When we performed our required annual goodwill impairment review as of October 1, 2013, 2012 and 2011, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets totaled $841.2 million and $786.8 million, net of accumulated amortization of $348.6 million and $273.6 million, as of December 31, 2013 and 2012, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Management contracts	$127,050		$219,132
Trademarks	56,800		56,800
Trade names	20,400		20,400

	$204,250		$296,332

Amortizable intangible assets
Customer relationships	$362,810	$(102,429)	$259,256	$(84,628)
Mortgage servicing rights	259,931	(79,448)	195,813	(50,858)
Management contracts	180,981	(49,785)	178,561	(32,005)
Backlog and incentive fees	61,507	(61,507)	58,478	(57,739)
Trade name	35,631	—	—	—
Other	84,684	(55,397)	71,984	(48,401)

	$985,544	$(348,566)	$764,092	$(273,631)

Total intangible assets	$1,189,794	$(348,566)	$1,060,424	$(273,631)

Management contracts with indefinite useful lives primarily represent intangible assets identified as a result of the REIM Acquisitions relating to relationships with open-end funds. During the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million, which related to a decrease in value of our open-end funds, primarily in Europe (see Note 5). Trademarks of $56.8 million were separately identified as a result of the 2001 Acquisition. In connection with the REIM Acquisitions, a trade name of $20.4 million was separately identified, which represented the Clarion Partners trade name in the U.S. These intangible assets have indefinite useful lives and accordingly are not being amortized. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. During the year ended December 31, 2012, this trade name was written off as a result of the discontinuation of its use (see Note 5).

Customer relationships primarily represent intangible assets identified in the Trammell Crow Company Acquisition and the Norland Acquisition relating to existing relationships primarily in the brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

Mortgage servicing rights represent the carrying value of servicing assets in our mortgage brokerage line of business in the U.S. The mortgage servicing rights are being amortized over the estimated period that net servicing income is expected to be received, which is typically up to ten years.

Management contracts consist primarily of asset management contracts relating to relationships with closed-end funds and separate accounts in the U.S., Europe and Asia that were separately identified as a result of the REIM Acquisitions. These management contracts are being amortized over useful lives of up to 13 years.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Backlog and incentive fees mostly represented the fair value of net revenue backlog and incentive fees acquired as part of the Trammell Crow Company Acquisition as well as other in-fill acquisitions. These intangible assets were amortized over useful lives of up to one year.

The trade name was separately identified as a result of the Norland Acquisition and will be amortized over two years.

Other amortizable intangible assets mainly represent transition costs, non-compete agreements acquired as a result of the REIM Acquisitions and other intangible assets acquired as a result of the Trammell Crow Company Acquisition and the Insignia Acquisition. Other intangible assets are being amortized over useful lives of up to 20 years.

Amortization expense related to intangible assets was $85.4 million, $78.6 million and $41.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated annual amortization expense for each of the years ending December 31, 2014 through December 31, 2018 approximates $115.5 million, $107.7 million, $77.2 million, $70.0 million and $66.0 million, respectively.

9. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2013	2012
Global Investment Management	$99,714	$131,750
Development Services	76,791	53,435
Other	22,191	21,613

	$198,696	$206,798

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results for the year ended December 31, 2011 include the activity of equity investments acquired from and co-investments made in connection with the ING REIM Asia and ING REIM Europe acquisitions from October 3, 2011 and October 31, 2011, respectively, the dates each respective business was acquired. Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2013	2012
Global Investment Management:
Current assets	$1,148,658	$1,139,867
Non-current assets	12,546,920	13,353,456

Total assets	$13,695,578	$14,493,323

Current liabilities	$1,034,040	$1,337,944
Non-current liabilities	4,705,551	5,538,066

Total liabilities	$5,739,591	$6,876,010

Development Services:
Real estate	$1,372,379	$1,165,166
Other assets	109,328	88,067

Total assets	$1,481,707	$1,253,233

Notes payable on real estate	$569,023	$473,704
Other liabilities	134,809	173,492

Total liabilities	$703,832	$647,196
Other:
Current assets	$56,359	$71,708
Non-current assets	37,226	43,401

Total assets	$93,585	$115,109

Current liabilities	$33,791	$43,557
Non-current liabilities	14,335	24,190

Total liabilities	$48,126	$67,747

Non-controlling interests	$(183)	$17,187

Assets	$15,270,870	$15,861,665
Liabilities	$6,491,549	$7,590,953
Non-controlling interests	$(183)	$17,187

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2013	2012	2011
Global Investment Management:
Revenue	$874,875	$833,343	$614,684
Operating loss	$(241,829)	$(161,966)	$(149,519)
Net (loss) income	$(26,075)	$64,696	$70,551

Development Services:
Revenue	$70,343	$97,084	$123,865
Operating income	$130,873	$63,472	$118,995
Net income	$129,563	$38,720	$87,204

Other:
Revenue	$160,858	$163,365	$163,109
Operating income	$28,352	$21,755	$23,880
Net income	$28,422	$23,223	$24,695

Total:
Revenue	$1,106,076	$1,093,792	$901,658
Operating loss	$(82,604)	$(76,739)	$(6,644)
Net income	$131,910	$126,639	$182,450

During the years ended December 31, 2013, 2012 and 2011, we recorded non-cash write-downs of investments of $4.1 million, $3.9 million and $5.6 million, respectively, within our Global Investment Management and Development Services segments (see Note 5), all of which were included in equity income from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

Our Global Investment Management segment involves investing our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $252.6 million, $190.0 million and $104.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Our Development Services segment has agreements to provide development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the years ended December 31, 2013, 2012 and 2011 was $17.5 million, $21.2 million and $5.7 million, respectively.

10.	Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FASB ASC Topic 360 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no real estate assets classified as “held for sale” at December 31, 2013. Real estate and other assets held for sale and related liabilities were as follows at December 31, 2012 (dollars in thousands):

Assets:
Real estate held for sale (see Note 11)	$116,822
Other current assets	4,921
Property and equipment, net	329
Other assets	8,427

Total real estate and other assets held for sale	130,499

Liabilities:
Notes payable on real estate held for sale (see Note 12)	101,542
Accounts payable and accrued expenses	2,444
Other current liabilities	190
Other liabilities	451

Total liabilities related to real estate and other assets held for sale	104,627

Net real estate and other assets held for sale	$25,872

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

	Land	Buildings and Improvements		Other		Total
	At December 31, 2013
Real estate under development (current)	$667	$18,466		$—		$19,133
Real estate under development (non-current)	822	—		—		822
Real estate held for investment	24,717	76,932		5,350		106,999

Total real estate	$26,206	$95,398	(1)	$5,350	(2)	$126,954

	At December 31, 2012
Real estate included in assets held for sale (see Note 10)	$28,533	$86,727		$1,562		$116,822
Real estate under development (non-current)	16,332	10,984		—		27,316
Real estate held for investment	77,292	149,020		8,733		235,045

Total real estate	$122,157	$246,731	(1)	$10,295	(2)	$379,183

(1)	Net of accumulated depreciation of $23.6 million and $32.9 million at December 31, 2013 and 2012, respectively.
(2)

Includes balances for lease intangibles and tenant origination costs of $5.3 million and $0.1 million, respectively, at December 31, 2013 and $8.0 million and $1.5 million, respectively, at December 31, 2012. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

During the years ended December 31, 2012 and 2011, we recorded impairment charges of $17.2 million and $1.7 million, respectively, on real estate held for investment within our Development Services segment. During the year ended December 31, 2012, we also recorded an impairment charge of $9.3 million on real estate held for investment within our Global Investment Management segment. In addition, during the year ended December 31, 2011, we recorded a provision for loss on real estate held for sale of $2.6 million within our Development Services segment. See Note 5 for additional information.

The estimated costs to complete one consolidated real estate project under development or to be developed by us as of December 31, 2013 totaled approximately $3.0 million. At December 31, 2013, we had no commitments for the sale of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $24.3 million and $11.7 million, respectively, for the year ended December 31, 2013, $55.6 million and $35.5 million, respectively, for the year ended December 31, 2012 and $73.9 million and $34.9 million, respectively, for the year ended December 31, 2011, and were included in the accompanying consolidated statements of operations within our Development Services and Global Investment Management segments.

12. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Current portion of notes payable on real estate	$62,017	$35,212
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 10)	—	101,542

Total notes payable on real estate, current portion	62,017	136,754
Notes payable on real estate, non-current portion	68,455	189,258

Total notes payable on real estate	$130,472	$326,012

Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity dates.

At December 31, 2013 and 2012, $2.5 million and $2.6 million, respectively, of the non-current portion of notes payable on real estate and $1.5 million and $11.3 million, respectively, of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal maturities of notes payable on real estate at December 31, 2013, were as follows (dollars in thousands):

2014	$42,546
2015	51,972
2016	21,145
2017	1,779
2018	1,889
Thereafter	11,141

$130,472

Interest rates on loans outstanding at December 31, 2013 and 2012 ranged from 2.42% to 6.04% and 2.46% to 8.75%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the years ended December 31, 2013, 2012 and 2011 totaled $0.1 million, $2.2 million and $2.0 million, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2013	2012
Long-Term Debt:
5.00% senior notes due in 2023	$800,000	$—
Senior secured term loans, with interest ranging from 1.92% to 3.71%, due from 2013 through 2021	685,263	1,627,746
6.625% senior notes due in 2020	350,000	350,000
11.625% senior subordinated notes, net of unamortized discount of $9,477 at December 31, 2012, redeemed in June 2013	—	440,523
Other	5,417	9,336

Subtotal	1,840,680	2,427,605
Less current maturities of long-term debt	42,245	73,156

Total long-term debt	1,798,435	2,354,449

Short-Term Borrowings:
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.60% to 2.00%, and a maturity date of May 28, 2014	150,712	171,330
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.50% to 2.00%, and a maturity date of June 30, 2014	94,889	124,263
Warehouse line of credit, with interest at daily Chase-London LIBOR plus 1.90% to 2.50%, and a maturity date of October 27, 2014	65,800	78,072
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.65% to 1.90%, and a maturity date of July 29, 2014	36,812	161,342
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.25%, and expired on January 16, 2014	16,464	452,656
Warehouse line of credit, with interest at daily LIBOR plus 1.35% with LIBOR floor of 0.35%, and no maturity date	9,920	38,718

Total warehouse lines of credit	374,597	1,026,381
Revolving credit facility, with interest ranging from 1.59% to 5.02%, maturing through 2018	142,484	72,964
Other	16	16

Total short-term borrowings	517,097	1,099,361
Add current maturities of long-term debt	42,245	73,156

Total current debt	559,342	1,172,517

Total long-term debt and short-term borrowings	$2,357,777	$3,526,966

Future annual aggregate maturities of total consolidated debt at December 31, 2013 are as follows (dollars in thousands): 2014—$559,342; 2015—$41,042; 2016—$69,205; 2017—$255,275; 2018—$80,275 and $1,352,638 thereafter.

Since 2001, we have maintained credit facilities with Credit Suisse Group AG (CS) and other lenders to fund strategic acquisitions and to provide for our working capital needs. On November 10, 2010, we entered into a credit agreement (as amended, the 2010 Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit facilities. On March 4, 2011, we entered into an

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment to our 2010 Credit Agreement to, among other things, increase flexibility to various covenants to accommodate the REIM Acquisitions and to maintain the availability of the $800.0 million incremental facility under the 2010 Credit Agreement. On March 4, 2011, we also entered into an incremental assumption agreement to allow for the establishment of new tranche C and tranche D term loan facilities. On November 10, 2011, we entered into an incremental assumption agreement led jointly by HSBC Bank USA, N.A. and J.P. Morgan Securities LLC to allow for the establishment of a new tranche A-1 term loan facility, which also reduced the $800.0 million incremental facility under the 2010 Credit Agreement. During the year ended December 31, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under our previous credit agreement. On March 28, 2013, we entered into a new credit agreement (the Credit Agreement) with a syndicate of banks led by CS, as administrative and collateral agent, to completely refinance our previous credit agreement.

As of December 31, 2013, our Credit Agreement provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of the 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

As of December 31, 2012, our 2010 Credit Agreement provided for the following: (1) a $700.0 million revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on May 10, 2015; (2) a $350.0 million tranche A term loan facility requiring quarterly principal payments, which began on December 31, 2010 and were to continue through September 30, 2015, with the balance payable on November 10, 2015; (3) a £187.0 million (approximately $300.0 million) tranche A-1 term loan facility requiring quarterly principal payments, which began on December 30, 2011 and were to continue through March 31, 2016, with the balance payable on May 10, 2016; (4) a $300.0 million tranche B term loan facility requiring quarterly principal payments, which began on December 31, 2010 and were to continue through September 30, 2016, with the balance payable on November 10, 2016; (5) a $400.0 million tranche C term loan facility requiring quarterly principal payments, which began on September 30, 2011 and were to continue through December 31, 2017, with the balance payable on March 4, 2018; (6) a $400.0 million tranche D term loan facility requiring quarterly principal payments, which began on September 30, 2011 and were to continue through June 30, 2019, with the balance payable on September 4, 2019 and (7) an accordion provision which provided the ability to borrow additional funds under an incremental facility. The incremental facility was equivalent to the sum of $800.0 million and the aggregate amount of all repayments of term loans and permanent reductions of revolver commitments under the 2010 Credit Agreement. However, at no time could the sum of all outstanding amounts under the 2010 Credit Agreement exceed $2.95 billion. On June 30, 2011, we drew down $400.0 million of the tranche D term loan facility to finance the CRES portion of the REIM Acquisitions, which closed on July 1, 2011. On August 31, 2011, we drew down $400.0 million of the tranche C term loan facility, part of which was used to finance the ING REIM Asia portion of the REIM Acquisitions, which closed on October 3, 2011. The remaining borrowings were used to finance the acquisition of ING REIM’s operations in Europe, which closed on October 31, 2011. On November 10, 2011, we utilized the incremental facility to issue the tranche A-1 term loan facility.

The revolving credit facility allows for borrowings outside of the U.S., with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of December 31, 2013 and 2012, we had $142.5 million and $73.0 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.2% and 3.2%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2013, letters of credit totaling $11.6 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of December 31, 2013 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2012, we had $1.6 billion of term loan facilities principal outstanding under our previous credit agreement (including $271.2 million, $275.2 million, $293.3 million, $394.0 million and $394.0 million, respectively, of tranche A, tranche A-1, tranche B, tranche C and tranche D term loan facilities principal outstanding), which are also included in the accompanying consolidated balance sheets.

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

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at December 31, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may have been redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the then outstanding 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets was $350.0 million at both December 31, 2013 and 2012.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 8.97x for the year ended December 31, 2013 and our leverage ratio of total debt less available cash to EBITDA was 1.43x as of December 31, 2013.

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

We had short-term borrowings of $517.1 million and $1.1 billion as of December 31, 2013 and 2012, respectively, with related weighted average interest rates of 1.9% and 2.4%, respectively, which are included in the accompanying consolidated balance sheets.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2013 provides for a $40.0 million revolving credit note, bears interest at 0.25% and has a maturity date of April 1, 2014. As of December 31, 2013 and 2012, there were no amounts outstanding under this note.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of December 31, 2013 provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of February 28, 2014. As of December 31, 2013 and 2012, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and as of December 31, 2013 provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 31, 2014. As of December 31, 2013 and 2012, there were no amounts outstanding under this facility.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2013 provides for a $200.0 million line of credit, bears interest at the daily LIBOR plus 1.90% and has a maturity date of October 27, 2014.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. As of December 31, 2013, the senior secured revolving line of credit provides for a $200.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.60% and has a maturity date of May 28, 2014.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and as of December 31, 2013 provides for a $300.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.50% with a maturity date of June 30, 2014.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.65% with a maturity date of July 29, 2014.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provided for a $200.0 million warehouse facility, bore interest at the daily one-month LIBOR plus 2.25% and expired on January 16, 2014.

During the year ended December 31, 2013, we had a maximum of $1.1 billion of warehouse lines of credit principal outstanding. As of December 31, 2013 and 2012, we had $374.6 million and $1.0 billion of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. Non-cash activity totaling $651.8 million decreased the warehouse lines of credit during the year ended December 31, 2013, and $313.0 million and $234.6 million increased the warehouse lines of credit during the years ended December 31, 2012 and 2011, respectively. Additionally, we had $381.5 million and $1.0 billion of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2013 and 2012, respectively, and which are also included in the accompanying consolidated balance sheets. Non-cash activity totaling $646.7 million decreased the warehouse receivables during the year ended December 31, 2013, and $313.0 million and $234.6 million increased the warehouse receivables during the years ended December 31, 2012 and 2011, respectively.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR plus 2.0%. As of December 31, 2013 and 2012, there were no amounts outstanding under this facility.

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

Our leases generally relate to office space that we occupy, have varying terms and expire through 2030. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2013 (dollars in thousands):

Operating leases
2014	$188,435
2015	167,892
2016	150,095
2017	133,477
2018	111,165
Thereafter	403,769

Total minimum payment required	$1,154,833

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $11.0 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Minimum rentals	$209,307	$210,981	$209,333
Less sublease rentals	(2,457)	(218)	(187)

	$206,850	$210,763	$209,146

We had outstanding letters of credit totaling $11.1 million as of December 31, 2013, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2014.

We had guarantees totaling $14.3 million as of December 31, 2013, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $14.3 million partly consists of guarantees related to our defined benefit pension plans in the U.K. (in excess of our outstanding pension liability of $68.0 million as of December 31, 2013), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through June 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2013, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, Inc., entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $7.8 billion at December 31, 2013. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $369.0 million at December 31, 2013. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2013

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2012, CBRE MCI had $16.6 million and $9.1 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $13.8 million and $10.6 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $367.4 million (including $226.4 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2013.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of December 31, 2013, we had aggregate commitments of $9.4 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2013, we had committed to fund $25.0 million of additional capital to these unconsolidated subsidiaries.

15.	Employee Benefit Plans

Stock Incentive Plans

Second Amended and Restated 2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, and was amended several times subsequently, including an amendment and restatement on June 2, 2008 and an amendment on December 3, 2008. However, our 2004 stock incentive plan was terminated in May 2012 in connection with the adoption of our 2012 equity incentive plan, which is described below. At termination, all unissued shares from the 2004 stock incentive plan were allocated to the 2012 equity incentive plan for potential future issuance. The 2004 stock incentive plan authorized the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan, which increased by 10,000,000 shares to a total of 30,785,218 shares in connection with the June 2, 2008 amendment and restatement. For awards granted prior to June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of an option or stock appreciation right, and was reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. For awards granted on or after June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of all awards. In addition, full value awards, i.e., awards other than stock options and stock appreciation rights, were limited to no more than 75% of the total share reserve. No person was eligible to be granted awards in the aggregate covering more than 2,000,000 shares during any fiscal year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, was subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors could adjust outstanding awards to preserve the awards’ benefits or potential benefits. Since our 2004 stock incentive plan has been terminated, no new awards may be granted under it. However, as of December 31, 2013, outstanding stock options granted under the 2004 stock incentive plan to acquire 1,148,749 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Shares underlying awards that expire, terminate or lapse under the 2004 stock incentive plan will become available for grant under the 2012 equity incentive plan.

2012 Equity Incentive Plan. Our 2012 equity incentive plan was adopted by our board of directors and approved by our stockholders on May 8, 2012. The 2012 equity incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. Unless terminated earlier, the 2012 equity incentive plan will terminate on February 13, 2022. A total of 16,000,000 shares of our Class A common stock

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus 2,205,887 unissued shares that remained under the 2004 stock incentive plan were reserved for issuance under the 2012 equity incentive plan. Additionally, shares underlying awards that expire, terminate or lapse under the 2012 equity incentive plan or under the 2004 stock incentive plan will become available for issuance under the 2012 equity incentive plan. No person is eligible to be granted performance-based awards in the aggregate covering more than 3,300,000 shares during any fiscal year or cash awards in excess of $5,000,000 for any fiscal year. The number of shares issued or reserved pursuant to the 2012 equity incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of a stock split of our outstanding shares, stock dividend, dividend payable in a form other than shares in an amount that has a material effect on the price of the shares, consolidation, combination or reclassification of the shares, recapitalization, spin-off, or other similar occurrence. Stock options and stock appreciation rights granted under the 2012 equity incentive plan are subject to a maximum term of ten years from the date of grant. Restricted share and restricted stock unit awards that have only time-based service vesting conditions are generally subject to a minimum three year vesting schedule. Restricted share and restricted stock unit awards that have performance-based vesting conditions are generally subject to a minimum one year vesting schedule. As of December 31, 2013, 14,717,951 shares remained available for future grants under this plan.

Stock Options

As of December 31, 2013, no shares were subject to options issued under our 2012 equity incentive plan. No options were granted during the years ended December 31, 2013 and 2012. Options granted under the 2004 stock incentive plan during the year ended December 31, 2011 have an exercise price of $26.50, all of which vest and are exercisable in equal quarterly increments over three years from the date of grant. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	6,636,480	$7.55
Exercised	(1,822,373)	3.92
Granted	16,974	26.50
Forfeited	(18,853)	13.29
Expired	(19,819)	14.50

Outstanding at December 31, 2011	4,792,409	$8.95
Exercised	(1,930,092)	10.31
Forfeited	(33,381)	10.73
Expired	(17,997)	14.36

Outstanding at December 31, 2012	2,810,939	$7.93
Exercised	(1,620,515)	3.45
Forfeited	(2,009)	13.85
Expired	(39,666)	23.08

Outstanding at December 31, 2013	1,148,749	$13.60

Vested and expected to vest at December 31, 2013 (1)	1,148,604	$13.60

Exercisable at December 31, 2013	1,146,229	$13.57

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.

The total estimated grant date fair value of stock options that vested during the year ended December 31, 2013 was $0.7 million. The weighted average fair value of options granted by us was $13.49 for the year ended December 31, 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions for the year ended December 31, 2011:

Dividend yield	0%
Risk-free interest rate	1.65%
Expected volatility	61.99%
Expected life	5 years

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

Options outstanding at December 31, 2013 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.33 – $8.44	73,445	2.5	$8.29		73,445	$8.29
$11.10 – $16.48	1,007,974	1.9	13.08		1,007,974	13.08
$22.00 – $26.50	30,992	2.9	24.19		28,472	23.99
$27.19 – $37.43	36,338	0.6	29.83		36,338	29.83

	1,148,749	1.9	$13.60	$14,723,073	1,146,229	$13.57	$14,723,073

At December 31, 2013, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $14.7 million and 1.9 years, respectively. Total compensation expense related to stock options was $0.4 million, $2.3 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $31.9 million, $16.4 million and $39.9 million, respectively. We recorded cash received from stock option exercises of $5.8 million, $20.3 million and $7.1 million and related tax benefit of $9.9 million, $2.9 million and $14.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

Non-Vested Stock Awards

We have issued non-vested stock awards, including restricted stock units and restricted shares, in our Class A common stock to certain of our employees, independent contractors and members of our board of directors. During the year ended December 31, 2013, we granted 2,596,830 non-vested stock units. These include (1) 1,613,906 non-vested stock units, which primarily vest and are generally exercisable in equal annual increments over four years from the date of grant, (2) 329,100 performance-based non-vested stock units subject to the Company satisfying an adjusted EBITDA threshold, and thereupon vesting and becoming exercisable in equal annual increments over four years from the date of grant, and (3) a target award amount of 653,824 performance-based non-vested stock units subject to the Company satisfying an adjusted earnings per share (EPS) threshold, and thereupon cliff vesting and becoming exercisable on the third anniversary of the date of grant. In respect to the adjusted EPS performance-based stock units, the award amount was granted as a target number of non-vested stock units, with the actual number of shares to be later issued (if they vest) determined by measuring the extent by which actual adjusted EPS at the end of the performance period exceeds specified adjusted EPS performance levels. The actual number of shares that a grant recipient will receive may range from 0% to 200% of the target number depending on adjusted EPS performance. During the year ended December 31, 2012, we granted 2,353,487 non-vested stock units, which primarily vest and are generally exercisable in equal annual increments over four years from the date of grant. We granted 644,635 non-vested stock units during the year ended December 31, 2011, which primarily vest in 2016. During the year ended December 31, 2013, we granted 72,580 restricted shares, which cliff vest in 2018 and are generally subject to the grantee not terminating employment under certain circumstances prior to this date. No restricted shares were granted during the year ended December 31, 2012. During the year ended December 31, 2011, we granted 2,803,221 restricted shares, which primarily vest and are generally exercisable in equal annual increments over four years from the date of grant. A summary of the status of our non-vested stock awards is presented in the table below:

	Shares / Units	Weighted Average Market Value Per Share
Balance at December 31, 2010	9,268,908	$14.40
Granted	3,447,856	15.95
Vested	(2,541,370)	13.47
Forfeited	(289,187)	14.05

Balance at December 31, 2011	9,886,207	$15.18
Granted	2,353,487	20.31
Vested	(3,677,691)	13.18
Forfeited	(588,514)	14.55

Balance at December 31, 2012	7,973,489	$17.65
Granted	2,669,410	22.94
Vested	(2,923,485)	14.48
Forfeited	(177,905)	18.15

Balance at December 31, 2013	7,541,509	$20.76

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total compensation expense related to non-vested stock awards was $48.0 million, $49.4 million and $40.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $113.0 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $148.7 million, $134.5 million and $154.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

401(k) Plan. Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a Company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. For 2011, 2012 and 2013, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $15.5 million, $12.9 million and $10.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2013, approximately 1.3 million shares of our common stock were held as investments by participants in our 401(k) Plan.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2013	2012
Change in benefit obligation
Benefit obligation at beginning of period	$352,242	$316,165
Interest cost	15,414	15,513
Actuarial loss	31,420	14,447
Benefits paid	(8,374)	(8,768)
Foreign currency translation	9,513	14,885

Benefit obligation at end of period	$400,215	$352,242

Change in plan assets
Fair value of plan asset at beginning of period	$288,714	$255,305
Actuarial return on plan assets	38,328	24,175
Company contributions	5,508	5,886
Benefits paid	(8,374)	(8,768)
Foreign currency translation	8,027	12,116

Fair value of plan assets at end of period	$332,203	$288,714

Funded status	$(68,012)	$(63,528)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(68,012)	$(63,528)

The accumulated benefit obligation for our defined benefit pension plans was $400.2 million and $352.2 million at December 31, 2013 and 2012, respectively.

Items not yet recognized as a component of net periodic pension cost were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Unamortized actuarial loss	$103,968	$96,921

Accumulated other comprehensive loss	$103,968	$96,921

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2014 is $2.6 million.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost and other amounts recognized in other comprehensive loss consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Net Periodic Cost
Interest cost	$15,414	$15,513	$16,556
Expected return on plan assets	(16,095)	(14,563)	(17,238)
Amortization of unrecognized net loss	2,455	2,344	1,358

Net periodic pension cost	$1,774	$3,294	$676

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net actuarial loss	$7,047	$2,079	$25,726

Total recognized in other comprehensive loss	7,047	2,079	25,726

Total recognized in net periodic cost and other comprehensive loss	$8,821	$5,373	$26,402

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2013	2012
Discount rate	4.47%	4.60%
Expected return on plan assets	7.05%	5.91%

Weighted average assumptions used to determine our net periodic pension cost were as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate	4.44%	4.60%	4.88%
Expected return on plan assets	6.65%	5.91%	6.00%

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

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2013 is based on 57.2% of the portfolio being invested in equities yielding a 7.6% return, 28.1% of the portfolio being invested in an absolute return strategy fund yielding a 7.1% return and 7.0% of assets being primarily invested in corporate and government debt securities yielding a 4.7% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plan weighted average asset allocations by asset category were as follows:

	Target Allocation 2013	Plan Assets at December 31,
Asset Category		2013	2012
Equity securities	54.8%	57.2%	66.7%
Absolute return strategy fund	28.3%	28.1%	—%
Debt securities	7.7%	7.0%	22.7%
Other	9.2%	7.7%	10.6%

Total		100.0%	100.0%

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

The fair value of our pension assets are comprised of the following (dollars in thousands):

		Fair Value Measured and Recorded Using:
As of December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$6,385	$6,385	$—	$—
Equity securities (a)	189,852	29,153	160,699	—
Fixed income securities (a)	23,273	—	23,273	—
Absolute return strategy fund (b)	93,343	—	93,343	—
Other (c)	19,350	—	16,256	3,094

Total	$332,203	$35,538	$293,571	$3,094

As of December 31, 2012
Asset Category
Cash	$1,864	$1,864	$—	$—
Equity securities (a)	192,555	23,253	169,302	—
Fixed income securities (a)	65,414	—	65,414	—
Other (c)	28,881	—	18,631	10,250

Total	$288,714	$25,117	$253,347	$10,250

(a)	The assets in this category represent investments in foreign equity and bond funds. Generally, these assets are valued using bid-market valuations provided by the funds’ investment managers.
(b)

The assets in this category represent investments in an absolute return strategies fund. Generally, these assets are valued at the net asset value as determined by the custodian of the fund. The net asset value is based on the underlying investments, which are valued using inputs such as quoted market prices of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identical instruments, discounted future cash flows, independent appraisals, and market-based comparable data. As such, the assets in this category have been categorized as Level 2 in the fair value hierarchy.

(c)	The assets in this category include investments in a liability driven investment fund and investments in commercial real estate. The liability driven investment fund is a single priced fund and the fair value of the underlying assets are priced by the fund’s custodian based on observable market data and therefore categorized as Level 2 in the fair value hierarchy. The investments in commercial real estate represent a property unit trust that invests in commercial real estate properties in the U.K. The fair values for these investments are based on inputs obtained from broker quotes that are indicative of value and cannot be corroborated by observable market data and therefore are categorized as Level 3 in the fair value hierarchy.

A summary of our pension assets measured and recorded using significant unobservable inputs is as follows (dollars in thousands):

Real Estate Funds
Ending balance at December 31, 2011	$10,801
Actuarial loss on plan assets	(997)
Foreign currency translation	446

Ending balance at December 31, 2012	$10,250
Actuarial return on plan assets	268
Actuarial loss on plan assets sold	(105)
Sales	(7,381)
Foreign currency translation	62

Ending balance at December 31, 2013	$3,094

There were no significant transfers into or out of Level 3 during the years ended December 31, 2013 and 2012.

We expect to contribute $6.2 million to our pension plans in 2014. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2014	$10,441
2015	10,607
2016	10,441
2017	11,269
2018	11,932
2019-2023	79,549

Total	$134,239

We also have defined contribution plans for employees in the U.K. Our contributions to these plans were approximately $10.9 million, $9.6 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Income Taxes

The components of income from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$431,024	$361,577	$252,577
Foreign	77,961	127,901	176,961

	$508,985	$489,478	$429,538

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$118,741	$132,266	$107,671
Deferred	8,023	(13,341)	3,472

	126,764	118,925	111,143
State:
Current	23,324	2,943	13,763
Deferred	(14,036)	12,355	(10,056)

	9,288	15,298	3,707
Foreign:
Current	85,848	56,362	78,256
Deferred	(34,713)	(5,263)	(4,003)

	51,135	51,099	74,253

	$187,187	$185,322	$189,103

The following is a reconciliation stated as a percentage of pre-tax income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2013	2012	2011
Federal statutory tax rate	35%	35%	35%
Change in valuation allowance	5	8	—
State taxes, net of federal benefit	2	4	3
Non-deductible expenses	1	2	3
Acquisition costs	1	—	3
Non-controlling interests	(1)	1	(1)
Credits and exemptions	(1)	(1)	(1)
Foreign earnings repatriation	(5)	(14)	—
Reserves for uncertain tax positions	—	1	2
Foreign rate differential	—	—	(1)
Other	—	2	1

Effective tax rate	37%	38%	44%

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2013, 2012 and 2011, respectively, we recorded a $10.5 million, $5.3 million and $15.5 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $9.9 million, $2.9 million and $14.9 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2013, 2012 and 2011, respectively.

Cumulative tax effects of temporary differences are shown below at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Asset (Liability)
Property and equipment	$(56,203)	$(31,263)
Bad debt and other reserves	61,737	49,531
Capitalized costs and intangibles	(202,590)	(302,079)
Derivative financial instruments	11,508	19,142
Bonus	164,538	165,545
Investments	6,269	5,750
NOL and state tax credits	45,195	41,902
Foreign tax credits	55,064	84,926
Unconsolidated affiliates	30,748	44,841
Pension obligation	16,062	17,491
All other	(5,983)	(5,833)

Net deferred tax assets before valuation allowance	126,345	89,953
Valuation allowance	(98,589)	(76,169)

Net deferred tax assets	$27,756	$13,784

As of December 31, 2013, we had U.S. federal net operating losses (NOLs) of approximately $15.4 million, translating to a deferred tax asset before valuation allowance of $5.4 million, which will begin to expire in 2023. As of December 31, 2013, there were also deferred tax assets before valuation allowances of approximately $3.2 million related to state NOLs as well as $36.4 million related to foreign NOLs. The state and foreign NOLs both begin to expire in 2014. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

In addition, as of December 31, 2013, we had $55.1 million of foreign income tax credits that can be utilized to offset U.S. federal income taxes on foreign-sourced earnings. These credits will begin to expire in 2023.

Management determined that as of December 31, 2013, $98.6 million of deferred tax assets do not satisfy the recognition criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2013, our valuation allowance increased by approximately $22.4 million. This was primarily the result of the establishment of valuation allowances of $10.2 million related to U.S. foreign tax credits, $8.7 million related to non-U.S. net operating losses and other assets, $4.7 million related to U.S. net operating losses and other U.S. assets and $0.7 million related to foreign net operating loss adjustments. These increases were partially offset by the utilization of $1.1 million of U.S. net operating losses and other U.S. assets and $0.8 million of non-U.S. net operating losses and other foreign assets. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on $58.0 million repatriated in 2012, and an estimated $133.0 million to be repatriated in 2013 to the U.S., a $28.8 million tax benefit was recorded in 2012. During 2013, we actually repatriated $196.2 million. Additional tax benefit of $14.5 million was recorded in 2013. We have not recorded a deferred tax liability for $1.1 billion of remaining undistributed earnings of subsidiaries located outside of the U.S. Although tax liabilities might result from the payment of dividends out of such earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the U.S. and we do not have any plans to repatriate these earnings or to sell or liquidate any of these non-U.S. subsidiaries. To the extent that we are able to repatriate the unremitted earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy in which such funds become needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. The determination of the tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $325.0 million at December 31, 2013.

The total amount of gross unrecognized tax benefits was approximately $95.7 million and $95.6 million as of December 31, 2013 and 2012, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $50.8 million ($48.8 million, net of federal benefit received from state positions) and $51.5 million ($49.4 million, net of federal benefit received from state positions) as of December 31, 2013 and 2012, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance, unrecognized tax benefits	$(95,575)	$(91,710)
Gross increases—tax positions in prior period	(3,784)	(3,092)
Gross decreases—tax positions in prior period	6,198	5,306
Gross increases—current-period tax positions	(4,465)	(5,432)
Decreases relating to settlements	643	35
Reductions as a result of lapse of statute of limitations	1,040	189
Foreign exchange movement	279	(871)

Ending balance, unrecognized tax benefits	$(95,664)	$(95,575)

We believe it is reasonably possible that between $58.2 million and $81.8 million of gross unrecognized tax benefits will be settled during the next twelve months due to filing amended returns and the conclusion of an advanced pricing agreement.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2013, 2012 and 2011, we accrued an additional $2.6 million, $3.3 million and $3.4 million, respectively, in interest associated with uncertain tax positions. As of December 31, 2013 and 2012, we have recognized a liability for interest and penalties of $33.0 million ($25.9 million, net of related federal benefit received from interest expense) and $30.4 million ($24.1 million, net of related federal benefit received from interest expense), respectively.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and multiple state, local and foreign jurisdictions. We are no longer subject to U.S. federal Internal Revenue Service audits for years prior to 2005. With limited exception, our significant state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2007.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Grant recipients under our various equity compensation plans may elect for us to repurchase shares awarded to them to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. During the year ended December 31, 2013, 601,917 shares with an average price paid per share of $22.00 were repurchased relating thereto.

18. Earnings Per Share Information

The following is a calculation of earnings per share (dollars in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$316,538	$315,555	$239,162
Weighted average shares outstanding for basic income per share	328,110,004	322,315,576	318,454,191

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.96	$0.98	$0.75

	Year Ended December 31,
	2013	2012	2011
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$316,538	$315,555	$239,162
Weighted average shares outstanding for basic income per share	328,110,004	322,315,576	318,454,191
Dilutive effect of contingently issuable shares	2,942,919	3,082,173	3,160,702
Dilutive effect of stock options	709,931	1,646,396	2,108,862

Weighted average shares outstanding for diluted income per share	331,762,854	327,044,145	323,723,755

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.95	$0.97	$0.74

For the years ended December 31, 2013, 2012 and 2011, 72,580, 2,210,383 and 11,880, respectively, contingently issuable shares and options to purchase 51,426, 103,423 and 55,587 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $2.1 billion and $1.9 billion at December 31, 2013 and 2012, respectively.

20. Discontinued Operations

In the ordinary course of business, we dispose of real estate assets, or hold real estate assets for sale, that may be considered components of an entity in accordance with Topic 360. If we do not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we are required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occur. Real estate operations and dispositions accounted for as discontinued operations for the years ended December 31, 2013, 2012 and 2011 were reported in our Global Investment Management and Development Services segments and totaled the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$9,362	$5,663	$6,737
Costs and expenses:
Operating, administrative and other	5,416	2,750	5,264
Depreciation and amortization	880	1,260	1,211

Total costs and expenses	6,296	4,010	6,475
Gain on disposition of real estate	28,602	1,566	56,888

Operating income	31,668	3,219	57,150
Interest income	—	4	—
Interest expense	3,297	1,581	3,248

Income from discontinued operations, before provision for income taxes	28,371	1,642	53,902
Provision for income taxes	1,374	1,011	4,012

Income from discontinued operations, net of income taxes	26,997	631	49,890
Less: Income (loss) from discontinued operations attributable to non-controlling interests	24,688	(1,071)	44,245

Income from discontinued operations attributable to CBRE Group, Inc.	$2,309	$1,702	$5,645

21. Segments

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada and key markets in Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and occupier outsourcing.

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue
Americas	$4,504,520	$4,103,602	$3,673,681
EMEA	1,217,109	1,031,818	1,076,568
Asia Pacific	872,821	817,241	788,754
Global Investment Management	537,102	482,589	290,065
Development Services	53,242	78,849	76,343

	$7,184,794	$6,514,099	$5,905,411

Depreciation and amortization
Americas	$116,564	$82,841	$62,238
EMEA	20,496	14,198	10,945
Asia Pacific	12,397	11,475	9,654
Global Investment Management	36,194	51,290	21,271
Development Services	4,739	9,841	11,611

	$190,390	$169,645	$115,719

Equity income (loss) from unconsolidated subsidiaries
Americas	$17,434	$12,890	$15,162
EMEA	1,188	1,205	778
Asia Pacific	—	—	5
Global Investment Management	2,757	(2,533)	(1,044)
Development Services	43,043	49,167	89,875

	$64,422	$60,729	$104,776

EBITDA
Americas	$603,191	$578,649	$462,167
EMEA	71,267	54,299	87,527
Asia Pacific	70,795	80,630	82,226
Global Investment Management	194,609	96,359	(14,772)
Development Services	43,021	51,684	76,113

	$982,883	$861,621	$693,261

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Americas
Net income attributable to CBRE Group, Inc.	$539,373	$267,313	$182,107
Add:
Depreciation and amortization	116,564	82,841	62,238
Interest expense	89,241	124,633	118,916
Write-off of financing costs	56,295	—	—
Royalty and management service income	(295,154)	(32,214)	(29,729)
Provision for income taxes	100,883	140,634	136,803
Less:
Interest income	4,011	4,558	8,168

EBITDA	$603,191	$578,649	$462,167

EMEA
Net (loss) income attributable to CBRE Group, Inc.	$(248,888)	$9,846	$37,155
Add:
Depreciation and amortization	20,496	14,198	10,945
Non-amortizable intangible asset impairment	—	19,826	—
Interest expense	2,552	9,152	1,633
Royalty and management service expense	267,199	12,654	14,142
Provision for income taxes	30,400	7,170	27,253
Less:
Interest income	492	18,547	3,601

EBITDA	$71,267	$54,299	$87,527

Asia Pacific
Net income attributable to CBRE Group, Inc.	$14,876	$35,040	$32,815
Add:
Depreciation and amortization	12,397	11,475	9,654
Interest expense	2,990	4,641	3,535
Royalty and management service expense	23,184	15,388	14,666
Provision for income taxes	19,463	14,840	22,637
Less:
Interest income	2,115	754	1,081

EBITDA	$70,795	$80,630	$82,226

Global Investment Management
Net loss attributable to CBRE Group, Inc.	$(7,056)	$(14,872)	$(44,938)
Add:
Depreciation and amortization (1)	36,670	51,557	22,424
Interest expense (2)	38,053	44,818	20,892
Non-amortizable intangible asset impairment	98,129	—	—
Royalty and management service expense	4,771	4,172	921
Provision for (benefit of) income taxes	24,809	11,805	(13,404)
Less:
Interest income	767	1,121	667

EBITDA (3)	$194,609	$96,359	$(14,772)

Development Services
Net income attributable to CBRE Group, Inc.	$18,233	$18,228	$32,023
Add:
Depreciation and amortization (4)	5,143	10,834	11,669
Interest expense (5)	7,004	11,288	12,784
Provision for income taxes (6)	13,006	11,884	19,826
Less:
Interest income	365	550	189

EBITDA (7)	$43,021	$51,684	$76,113

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes depreciation and amortization related to discontinued operations of $0.5 million, $0.3 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Includes interest expense related to discontinued operations of $1.0 million, $0.2 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Includes EBITDA related to discontinued operations of $1.4 million, $0.5 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(4)	Includes depreciation and amortization related to discontinued operations of $0.4 million, $1.0 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(5)	Includes interest expense related to discontinued operations of $2.3 million, $1.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(6)	Includes provision for income taxes related to discontinued operations of $1.3 million, $1.0 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(7)	Includes EBITDA related to discontinued operations of $6.5 million, $5.1 million and $10.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Capital expenditures
Americas	$112,570	$96,785	$112,340
EMEA	18,691	11,719	22,273
Asia Pacific	15,595	11,720	9,232
Global Investment Management	9,364	29,811	4,017
Development Services	138	197	118

	$156,358	$150,232	$147,980

	December 31,
	2013	2012
	(Dollars in thousands)
Identifiable assets
Americas	$2,895,593	$3,256,719
EMEA	1,628,777	945,051
Asia Pacific	455,859	502,688
Global Investment Management	1,164,139	1,530,121
Development Services	205,953	374,532
Corporate	648,093	1,200,431

	$6,998,414	$7,809,542

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by industry segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents available for general corporate use and net deferred tax assets.

	December 31,
	2013	2012
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$21,777	$20,702
EMEA	414	911
Global Investment Management	99,714	131,750
Development Services	76,791	53,435

	$198,696	$206,798

Geographic Information:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Revenue
U.S.	$4,359,277	$3,932,204	$3,492,118
U.K.	632,095	545,589	484,272
All other countries	2,193,422	2,036,306	1,929,021

	$7,184,794	$6,514,099	$5,905,411

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2013	2012
	(Dollars in thousands)
Long-lived assets
U.S.	$330,344	$265,123
U.K.	45,234	38,568
All other countries	83,018	75,485

	$458,596	$379,176

The long-lived assets shown in the table above are comprised of net property and equipment.

22. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees other than our executive officers, of $98.2 million and $66.5 million as of December 31, 2013 and 2012, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 5.1% per annum and mature on various dates through 2023.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2013 and 2012; condensed consolidating statements of operations for the years ended December 31, 2013, 2012 and 2011; condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011; and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$11,585	$91,244	$389,078	$—	$491,912
Restricted cash	—	6,871	2,645	51,639	—	61,155
Receivables, net	—	—	487,514	998,975	—	1,486,489
Warehouse receivables (a)	—	—	148,497	233,048	—	381,545
Trading securities	—	—	100	58,342	—	58,442
Income taxes receivable	15,892	18,246	—	28,617	(62,755)	—
Prepaid expenses	—	—	57,592	67,559	—	125,151
Deferred tax assets, net	—	—	106,721	81,812	—	188,533
Real estate under development	—	—	—	19,133	—	19,133
Other current assets	—	—	34,768	32,684	—	67,452

Total Current Assets	15,897	36,702	929,081	1,960,887	(62,755)	2,879,812
Property and equipment, net	—	—	329,215	129,381	—	458,596
Goodwill	—	—	1,084,394	1,206,080	—	2,290,474
Other intangible assets, net	—	—	492,357	348,871	—	841,228
Investments in unconsolidated subsidiaries	—	—	136,225	62,471	—	198,696
Investments in consolidated subsidiaries	2,388,905	2,408,755	942,873	—	(5,740,533)	—
Intercompany loan receivable	—	1,814,112	700,000	—	(2,514,112)	—
Real estate under development	—	—	822	—	—	822
Real estate held for investment	—	—	1,503	105,496	—	106,999
Available for sale securities	—	—	54,108	2,692	—	56,800
Other assets, net	—	41,724	81,176	42,087	—	164,987

Total Assets	$2,404,802	$4,301,293	$4,751,754	$3,857,965	$(8,317,400)	$6,998,414

Current Liabilities:
Accounts payable and accrued expenses	$—	$18,693	$161,836	$636,990	$—	$817,519
Compensation and employee benefits payable	—	626	282,756	203,611	—	486,993
Accrued bonus and profit sharing	—	—	308,795	303,319	—	612,114
Income taxes payable	—	—	73,866	—	(62,755)	11,111
Short-term borrowings:
Warehouse lines of credit (a)	—	—	146,703	227,894	—	374,597
Revolving credit facility	—	28,772	—	113,712	—	142,484
Other	—	—	16	—	—	16

Total short-term borrowings	—	28,772	146,719	341,606	—	517,097
Current maturities of long-term debt	—	39,650	2,568	27	—	42,245
Notes payable on real estate	—	—	—	62,017	—	62,017
Other current liabilities	—	—	51,366	5,278	—	56,644

Total Current Liabilities	—	87,741	1,027,906	1,552,848	(62,755)	2,605,740
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	645,613	—	—	—	645,613
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	2,747	75	—	2,822
Intercompany loan payable	509,017	—	1,006,996	998,099	(2,514,112)	—

Total Long-Term Debt	509,017	1,795,613	1,009,743	998,174	(2,514,112)	1,798,435
Notes payable on real estate	—	—	—	68,455	—	68,455
Deferred tax liabilities, net	—	—	69,137	91,640	—	160,777
Non-current tax liabilities	—	—	62,059	3,461	—	65,520
Pension liability	—	—	—	68,012	—	68,012
Other liabilities	—	29,034	174,154	92,281	—	295,469

Total Liabilities	509,017	1,912,388	2,342,999	2,874,871	(2,576,867)	5,062,408
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,895,785	2,388,905	2,408,755	942,873	(5,740,533)	1,895,785
Non-controlling interests	—	—	—	40,221	—	40,221

Total Equity	1,895,785	2,388,905	2,408,755	983,094	(5,740,533)	1,936,006

Total Liabilities and Equity	$2,404,802	$4,301,293	$4,751,754	$3,857,965	$(8,317,400)	$6,998,414

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under BofA, TD Bank, JP Morgan, Capital One, the JP Morgan Master Repurchase Agreement and Fannie Mae ASAP lines of credit are pledged to BofA, TD Bank, JP Morgan, Capital One and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$4,230,354	$2,954,440	$—	$7,184,794
Costs and expenses:
Cost of services	—	—	2,609,700	1,579,689	—	4,189,389
Operating, administrative and other	42,601	9,660	1,007,539	1,044,510	—	2,104,310
Depreciation and amortization	—	—	105,700	84,690	—	190,390
Non-amortizable intangible asset impairment	—	—	—	98,129	—	98,129

Total costs and expenses	42,601	9,660	3,722,939	2,807,018	—	6,582,218
Gain on disposition of real estate	—	—	7,508	6,044	—	13,552

Operating (loss) income	(42,601)	(9,660)	514,923	153,466	—	616,128
Equity income from unconsolidated subsidiaries	—	—	61,188	3,234	—	64,422
Other (loss) income	—	(7)	5,764	7,766	—	13,523
Interest income	—	137,718	2,166	4,109	(137,704)	6,289
Interest expense	—	120,669	125,058	27,059	(137,704)	135,082
Write-off of financing costs	—	56,295	—	—	—	56,295
Royalty and management service (income) expense	—	—	(304,652)	304,652	—	—
Income (loss) from consolidated subsidiaries	343,247	373,914	(240,965)	—	(476,196)	—

Income (loss) from continuing operations before (benefit of) provision for income taxes	300,646	325,001	522,670	(163,136)	(476,196)	508,985
(Benefit of) provision for income taxes	(15,892)	(18,246)	148,756	72,569	—	187,187

Net income (loss) from continuing operations	316,538	343,247	373,914	(235,705)	(476,196)	321,798
Income from discontinued operations, net of income taxes	—	—	—	26,997	—	26,997

Net income (loss)	316,538	343,247	373,914	(208,708)	(476,196)	348,795
Less: Net income attributable to non-controlling interests	—	—	—	32,257	—	32,257

Net income (loss) attributable to CBRE Group, Inc.	$316,538	$343,247	$373,914	$(240,965)	$(476,196)	$316,538

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$3,788,613	$2,725,486	$—	$6,514,099
Costs and expenses:
Cost of services	—	—	2,318,552	1,423,962	—	3,742,514
Operating, administrative and other	47,344	7,367	931,444	1,016,759	—	2,002,914
Depreciation and amortization	—	—	81,964	87,681	—	169,645
Non-amortizable intangible asset impairment	—	—	—	19,826	—	19,826

Total costs and expenses	47,344	7,367	3,331,960	2,548,228	—	5,934,899
Gain on disposition of real estate	—	—	—	5,881	—	5,881

Operating (loss) income	(47,344)	(7,367)	456,653	183,139	—	585,081
Equity income (loss) from unconsolidated subsidiaries	—	—	62,818	(2,089)	—	60,729
Other income	—	—	1,500	9,593	—	11,093
Interest income	—	133,205	3,370	4,235	(133,167)	7,643
Interest expense	—	143,500	130,944	33,791	(133,167)	175,068
Royalty and management service (income) expense	—	—	(38,380)	38,380	—	—
Income from consolidated subsidiaries	345,262	356,344	67,070	—	(768,676)	—

Income from continuing operations before (benefit of) provision for income taxes	297,918	338,682	498,847	122,707	(768,676)	489,478
(Benefit of) provision for income taxes	(17,637)	(6,580)	142,503	67,036	—	185,322

Income from continuing operations	315,555	345,262	356,344	55,671	(768,676)	304,156
Income from discontinued operations, net of income taxes	—	—	—	631	—	631

Net income	315,555	345,262	356,344	56,302	(768,676)	304,787
Less: Net loss attributable to non-controlling interests	—	—	—	(10,768)	—	(10,768)

Net income attributable to CBRE Group, Inc.	$315,555	$345,262	$356,344	$67,070	$(768,676)	$315,555

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Revenue	$—	$—	$3,360,792	$2,544,619	$—	$5,905,411
Costs and expenses:
Cost of services	—	—	2,053,774	1,403,356	—	3,457,130
Operating, administrative and other	41,708	5,331	976,371	859,256	—	1,882,666
Depreciation and amortization	—	—	58,687	57,032	—	115,719

Total costs and expenses	41,708	5,331	3,088,832	2,319,644	—	5,455,515
Gain on disposition of real estate	—	—	3,380	9,586	—	12,966

Operating (loss) income	(41,708)	(5,331)	275,340	234,561	—	462,862
Equity income from unconsolidated subsidiaries	—	—	101,625	3,151	—	104,776
Other income	—	—	986	1,720	—	2,706
Interest income	—	105,502	2,990	6,319	(105,368)	9,443
Interest expense	—	118,650	105,857	31,110	(105,368)	150,249
Royalty and management service (income) expense	—	—	(35,890)	35,890	—	—
Income from consolidated subsidiaries	265,344	276,944	93,019	—	(635,307)	—

Income from continuing operations before (benefit of) provision for income taxes	223,636	258,465	403,993	178,751	(635,307)	429,538
(Benefit of) provision for income taxes	(15,526)	(6,879)	127,049	84,459	—	189,103

Income from continuing operations	239,162	265,344	276,944	94,292	(635,307)	240,435
Income from discontinued operations, net of income taxes	—	—	—	49,890	—	49,890

Net income	239,162	265,344	276,944	144,182	(635,307)	290,325
Less: Net income attributable to non-controlling interests	—	—	—	51,163	—	51,163

Net income attributable to CBRE Group, Inc.	$239,162	$265,344	$276,944	$93,019	$(635,307)	$239,162

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Net income (loss)	$316,538	$343,247	$373,914	$(208,708)	$(476,196)	$348,795
Other comprehensive income:
Foreign currency translation gain	—	—	—	7,390	—	7,390
Unrealized gains on interest rate swaps and interest rate caps, net	—	11,468	—	44	—	11,512
Unrealized holding gains on available for sale securities, net	—	—	1,071	80	—	1,151
Pension liability adjustments, net	—	—	—	(5,638)	—	(5,638)
Other, net	—	—	279	3,441	—	3,720

Total other comprehensive income	—	11,468	1,350	5,317	—	18,135
Comprehensive income (loss)	316,538	354,715	375,264	(203,391)	(476,196)	366,930

Less: Comprehensive income attributable to non-controlling interests	—	—	—	31,471	—	31,471

Comprehensive income (loss) attributable to CBRE Group, Inc.	$316,538	$354,715	$375,264	$(234,862)	$(476,196)	$335,459

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Net income	$315,555	$345,262	$356,344	$56,302	$(768,676)	$304,787
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(997)	—	(997)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(4,868)	—	(56)	—	(4,924)
Unrealized holding gains (losses) on available for sale securities, net	—	—	522	(47)	—	475
Pension liability adjustments, net	—	—	—	(947)	—	(947)
Other, net	—	—	(871)	273	—	(598)

Total other comprehensive loss	—	(4,868)	(349)	(1,774)	—	(6,991)
Comprehensive income	315,555	340,394	355,995	54,528	(768,676)	297,796

Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(11,154)	—	(11,154)

Comprehensive income attributable to CBRE Group, Inc.	$315,555	$340,394	$355,995	$65,682	$(768,676)	$308,950

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

			Guarantor	Nonguarantor		Consolidated
	Parent	CBRE	Subsidiaries	Subsidiaries	Elimination	Total
Net income	$239,162	$265,344	$276,944	$144,182	$(635,307)	$290,325
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	—	(24,165)	—	(24,165)
Unrealized losses on interest rate swaps and interest rate caps, net	—	(23,602)	—	(21)	—	(23,623)
Unrealized holding gains on available for sale securities, net	—	—	77	—	—	77
Pension liability adjustments, net	—	—	—	(19,088)	—	(19,088)
Other, net	—	—	2,022	—	—	2,022

Total other comprehensive (loss) income	—	(23,602)	2,099	(43,274)	—	(64,777)
Comprehensive income	239,162	241,742	279,043	100,908	(635,307)	225,548

Less: Comprehensive income attributable to non-controlling interests	—	—	—	50,223	—	50,223

Comprehensive income attributable to CBRE Group, Inc.	$239,162	$241,742	$279,043	$50,685	$(635,307)	$175,325

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$24,043	$5,366	$663,640	$52,059	$745,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(112,528)	(43,830)	(156,358)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(67,095)	(437,052)	(504,147)
Contributions to unconsolidated subsidiaries	—	—	(49,721)	127	(49,594)
Distributions from unconsolidated subsidiaries	—	—	63,049	19,181	82,230
Net proceeds from disposition of real estate held for investment	—	—	—	113,241	113,241
Additions to real estate held for investment	—	—	—	(2,559)	(2,559)
Proceeds from the sale of servicing rights and other assets	—	—	15,537	16,479	32,016
(Increase) decrease in restricted cash	—	(8)	1,510	6,967	8,469
Purchase of available for sale securities	—	—	(65,111)	—	(65,111)
Proceeds from the sale of available for sale securities	—	—	66,222	3,466	69,688
Other investing activities, net	—	—	4,441	2,690	7,131

Net cash used in investing activities	—	(8)	(143,696)	(321,290)	(464,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	715,000	—	—	715,000
Repayment of senior secured term loans	—	(1,382,237)	—	(256,780)	(1,639,017)
Proceeds from revolving credit facility	—	439,000	—	171,562	610,562
Repayment of revolving credit facility	—	(421,000)	—	(121,150)	(542,150)
Proceeds from issuance of 5.00% senior notes	—	800,000	—	—	800,000
Repayment of 11.625% senior subordinated notes	—	(450,000)	—	—	(450,000)
Proceeds from notes payable on real estate held for investment	—	—	—	2,762	2,762
Repayment of notes payable on real estate held for investment	—	—	—	(74,544)	(74,544)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	9,526	9,526
Repayment of notes payable on real estate held for sale and under development	—	—	—	(136,528)	(136,528)
Stock and stock units repurchased for payment of taxes on stock awards	(16,628)	—	—	—	(16,628)
Proceeds from exercise of stock options	5,780	—	—	—	5,780
Incremental tax benefit from stock options exercised	9,891	—	—	—	9,891
Non-controlling interests contributions	—	—	—	1,092	1,092
Non-controlling interests distributions	—	—	—	(128,168)	(128,168)
Payment of financing costs	—	(28,995)	—	(327)	(29,322)
(Increase) decrease in intercompany receivables, net	(23,086)	316,147	(1,104,501)	811,440	—
Other financing activities, net	—	—	(4,311)	(226)	(4,537)

Net cash (used in) provided by financing activities	(24,043)	(12,085)	(1,108,812)	278,659	(866,281)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(11,218)	(11,218)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(6,727)	(588,868)	(1,790)	(597,385)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,312	680,112	390,868	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$11,585	$91,244	$389,078	$491,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$106,433	$450	$10,267	$117,150

Income tax payments, net	$—	$—	$113,090	$90,312	$203,402

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$24,525	$(3,620)	$209,943	$60,233	$291,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(95,578)	(54,654)	(150,232)
Acquisition of Clarion Real Estate Securities and substantially all of the ING Group N.V. operations in Europe and Asia (collectively the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(8,949)	1,269	(7,680)
Acquisition of businesses (other than the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(15,980)	(28,918)	(44,898)
Contributions to unconsolidated subsidiaries	—	—	(29,941)	(35,499)	(65,440)
Distributions from unconsolidated subsidiaries	—	—	58,389	4,588	62,977
Net proceeds from disposition of real estate held for investment	—	—	—	60,805	60,805
Additions to real estate held for investment	—	—	—	(6,181)	(6,181)
Proceeds from the sale of servicing rights and other assets	—	—	27,087	13,119	40,206
Increase in restricted cash	—	(2,018)	2,809	(16,996)	(16,205)
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Purchase of available for sale securities	—	—	(36,355)	—	(36,355)
Proceeds from the sale of available for sale securities	—	—	31,751	—	31,751
Other investing activities, net	—	—	7,526	(758)	6,768

Net cash used in investing activities	—	(2,018)	(59,241)	(136,412)	(197,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(46,000)	—	(22,146)	(68,146)
Proceeds from revolving credit facility	—	—	—	41,270	41,270
Repayment of revolving credit facility	—	—	—	(15,230)	(15,230)
Proceeds from notes payable on real estate held for investment	—	—	—	4,652	4,652
Repayment of notes payable on real estate held for investment	—	—	—	(54,036)	(54,036)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	22,276	22,276
Repayment of notes payable on real estate held for sale and under development	—	—	—	(21,345)	(21,345)
Proceeds from exercise of stock options	20,324	—	—	—	20,324
Incremental tax benefit from stock options exercised	2,930	—	—	—	2,930
Non-controlling interests contributions	—	—	—	16,075	16,075
Non-controlling interests distributions	—	—	—	(48,162)	(48,162)
Payment of financing costs	—	(25)	—	(334)	(359)
(Increase) decrease in intercompany receivables, net	(47,732)	(228,395)	178,908	97,219	—
Other financing activities, net	(47)	—	(953)	62	(938)

Net cash (used in) provided by financing activities	(24,525)	(274,420)	177,955	20,301	(100,689)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	3,394	3,394

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(280,058)	328,657	(52,484)	(3,885)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	351,455	443,352	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$18,312	$680,112	$390,868	$1,089,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$135,257	$23	$26,665	$161,945

Income tax payments, net	$—	$—	$127,482	$90,474	$217,956

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$19,200	$20,628	$99,442	$221,949	$361,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(111,247)	(36,733)	(147,980)
Acquisition of Clarion Real Estate Securities and substantially all of the ING Group N.V. operations in Europe and Asia (collectively the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(215,910)	(364,985)	(580,895)
Acquisition of businesses (other than the REIM Acquisitions), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(2,290)	(47,500)	(49,790)
Contributions to unconsolidated subsidiaries	—	—	(29,912)	(21,551)	(51,463)
Distributions from unconsolidated subsidiaries	—	—	92,611	16,936	109,547
Net proceeds from disposition of real estate held for investment	—	—	—	231,678	231,678
Additions to real estate held for investment	—	—	—	(15,473)	(15,473)
Proceeds from the sale of servicing rights and other assets	—	—	20,014	7,021	27,035
(Increase) decrease in restricted cash	—	(15)	1,188	(2,869)	(1,696)
Purchase of available for sale securities	—	—	(45,281)	—	(45,281)
Proceeds from the sale of available for sale securities	—	—	41,479	—	41,479
Other investing activities, net	—	—	2,584	—	2,584

Net cash used in investing activities	—	(15)	(246,764)	(233,476)	(480,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	800,000	—	300,739	1,100,739
Repayment of senior secured term loans	—	(42,000)	—	(5,503)	(47,503)
Proceeds from revolving credit facility	—	967,000	—	65,624	1,032,624
Repayment of revolving credit facility	—	(967,000)	—	(38,132)	(1,005,132)
Proceeds from notes payable on real estate held for investment	—	—	—	10,300	10,300
Repayment of notes payable on real estate held for investment	—	—	—	(186,636)	(186,636)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	8,454	8,454
Repayment of notes payable on real estate held for sale and under development	—	—	—	(79,271)	(79,271)
Proceeds from exercise of stock options	7,136	—	—	—	7,136
Incremental tax benefit from stock options exercised	14,936	—	—	—	14,936
Non-controlling interests contributions	—	—	—	10,231	10,231
Non-controlling interests distributions	—	—	—	(129,686)	(129,686)
Payment of financing costs	—	(23,652)	—	(1,086)	(24,738)
(Increase) decrease in intercompany receivables, net	(41,271)	(680,436)	413,294	308,413	—
Other financing activities, net	—	—	—	(129)	(129)

Net cash (used in) provided by financing activities	(19,199)	53,912	413,294	263,318	711,325

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(5,681)	(5,681)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1	74,525	265,972	246,110	586,608
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4	223,845	85,483	197,242	506,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$298,370	$351,455	$443,352	$1,093,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$109,520	$24	$28,491	$138,035

Income tax payments, net	$—	$—	$102,754	$87,163	$189,917

CBRE GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended September 30, 2013	Three Months Ended June 30, 2013	Three Months Ended March 31, 2013
	(Dollars in thousands, except share data)
Revenue	$2,233,851	$1,733,866	$1,742,014	$1,475,063
Operating income	$169,211	$158,119	$187,624	$101,174
Net income attributable to CBRE Group, Inc.	$114,646	$94,444	$69,902	$37,546
Basic EPS (1)	$0.35	$0.29	$0.21	$0.11
Weighted average shares outstanding for basic EPS (1)	329,912,177	328,307,961	327,423,589	326,759,455
Diluted EPS (1)	$0.34	$0.28	$0.21	$0.11
Weighted average shares outstanding for diluted EPS (1)	332,519,441	332,061,402	331,631,185	330,802,552

	Three Months Ended December 31, 2012	Three Months Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended March 31, 2012
	(Dollars in thousands, except share data)
Revenue	$2,005,846	$1,557,147	$1,601,117	$1,349,989
Operating income	$232,723	$103,595	$172,700	$76,063
Net income attributable to CBRE Group, Inc.	$172,998	$39,709	$75,873	$26,975
Basic EPS (1)	$0.53	$0.12	$0.24	$0.08
Weighted average shares outstanding for basic EPS (1)	325,372,928	322,331,850	320,852,344	320,671,395
Diluted EPS (1)	$0.53	$0.12	$0.23	$0.08
Weighted average shares outstanding for diluted EPS (1)	329,012,910	327,309,341	326,081,681	325,738,859

(1)	EPS is defined as earnings per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. We acquired London-based Norland Managed Services Ltd during 2013 (“Acquired Business”) as defined in Note 8 to the consolidated financial statements, and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, the Acquired Business’s internal control over financial reporting associated with total assets of $680.2 million included in our consolidated financial statements as of December 31, 2013. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Election of Directors”, “Corporate Governance”, “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)	7,108,046	$2.20	14,717,951
Equity compensation plans not approved by security holders	—	—	—

Total	7,108,046	$2.20	14,717,951

(1)

Consists of stock options and restricted stock units in our 2012 Equity Incentive Plan (the “2012 Plan”) and our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”; no further awards may be issued under our 2004 Stock Incentive Plan, which was terminated in May 2012 in connection with the adoption of the 2012 Plan) and includes the following:

•

4,978,998 restricted stock units, which primarily vest and are exercisable generally in equal annual increments over four years from the date of grant and are exercisable for no consideration. Excluding these restricted stock units, the weighted average exercise price of outstanding options, warrants and rights increases to $13.60.

•

651,199 performance-based restricted stock units (at their target number amount) subject to the Company satisfying an adjusted EPS threshold, and thereupon cliff vesting in 2016. The award amount was granted as a target number of restricted stock units, with the actual number of shares to be later issued (if they vest) determined at the end of the performance period by measuring the extent by which actual adjusted EPS at the end of the performance period exceeds specified adjusted EPS performance levels. The actual number of shares that a grant recipient will receive may range from 0% to 200% of the target number depending on adjusted EPS performance.

•

329,100 performance-based restricted stock units subject to the Company satisfying an adjusted EBITDA threshold, and thereupon vesting and becoming exercisable in equal annual increments over four years from the date of grant.

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Election of Directors”, “Corporate Governance” and “Related Party Transactions” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 70.

2.	Financial Statement Schedules

See Schedule II on page 156.

See Schedule III beginning on page 157.

3.	Exhibits

See Exhibit Index beginning on page 161 hereof.

CBRE GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2010	$33,272
Charges to expense	9,754
Write-offs, payments and other	(9,111)

Balance, December 31, 2011	$33,915
Charges to expense	6,509
Write-offs, payments and other	(4,932)

Balance, December 31, 2012	$35,492
Charges to expense	9,579
Write-offs, payments and other	(4,809)

Balance, December 31, 2013	$40,262

See accompanying report of independent registered public accounting firm.

CBRE Group, Inc.

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2013

(Dollars in thousands)

		Initial Cost				Balance at December 31, 2013
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (B),(C)	Accumulated Depreciation (A), (D)	Depreciable Lives in Years (D)	Date of Construction	Date Acquired
REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Mixed Use (Multi-family/Retail)
Union at Carrollton Square, Carrollton, TX	19,470	—	—	—	19,133	667	18,466	—	19,133	—	—	2012	2011

REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Land
105 Commerce, Hazel Township, PA	—	610	—	—	212	822	—	—	822	—	—	N/A	2011

REAL ESTATE HELD FOR INVESTMENT
Industrial
MROTC, Oklahoma City, OK	8,932	3,223	3,347	—	2,885	4,274	4,927	254	9,455	(3,193)	39	2006	2006
MROTC Steel Hangers, Oklahoma City, OK	10,612	—	2,470	740	10,273	—	13,483	—	13,483	(4,869)	39	2006	2006
Land
150 Beachview, Jekyll Island, GA	—	—	—	2,900	(566)	80	—	2,254	2,334	—	—	N/A	2009
Arrowood, Charlotte, NC	—	321	—	—	(321)	—	—	—	—	—	—	N/A	2006
Buccaneer, Jekyll Island, GA	—	—	—	9,600	(6,730)	72	—	2,798	2,870	—	—	N/A	2009
Centre Point Commons, Bradenton, FL	—	383	—	—	(3)	380	—	—	380	—	—	N/A	2006
CG Sunland, Phoenix, AZ	—	1,472	—	—	176	1,648	—	—	1,648	—	—	N/A	2006
Fairway Centre, Pasadena, TX	—	50	—	—	334	384	—	—	384	—	—	N/A	2006
Lakeline Retail, Cedar Park, TX	—	5	—	—	—	5	—	—	5	—	—	N/A	2006
SA Crossroads II, San Antonio, TX	—	2,131	—	—	(1,530)	601	—	—	601	—	—	N/A	2006
Sierra Corporate Center, Reno, NV	—	2,056	—	—	(998)	1,058	—	—	1,058	—	—	N/A	2006
TCEP, Austin, TX	—	1,456	—	—	41	1,497	—	—	1,497	—	—	N/A	2008
Mixed-Use (Multi-family/Residential)
Tranquility Lake, Pearland, TX (E)	17,927	3,510	17,490	—	—	3,510	17,490	—	21,000	(2,956)	30	2003	2010
San Miguel, San Antonio, TX (E)	23,758	2,145	23,205	—	400	2,145	23,605	—	25,750	(3,916)	30	2004	2010

		Initial Cost				Balance at December 31, 2013
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (B),(C)	Accumulated Depreciation (A), (D)	Depreciable Lives in Years (D)	Date of Construction	Date Acquired
Office
814 Commerce, Oak Brook, IL	21,653	4,784	8,217	—	2,517	3,299	12,219	—	15,518	(2,409)	39	1972	2007
Cascade Station Office II, Portland, OR	6,145	1,233	282	—	7,357	1,886	6,986	—	8,872	(2,063)	39	2008	2007
Meriden—530 Preston Avenue, Meriden, CT	5,282	1,194	4,271	698	840	1,148	5,830	25	7,003	(1,589)	39	1986	2008
Meriden—538 Preston Avenue, Meriden, CT	6,843	1,079	4,837	1,292	1,217	1,264	7,142	19	8,425	(1,966)	39	1989	2008
Retail
Westlake Crossing, Humble, TX	9,850	2,834	—	—	7,439	3,415	6,858	—	10,273	(596)	39	2009	2006

Total	130,472	$28,486	$64,119	$15,230	$42,676	$28,155	$117,006	$5,350	$150,511	$(23,557)

(A)	Includes costs and depreciation subsequent to December 20, 2006, the date we acquired Trammell Crow Company.
(B)	The aggregate cost for Federal Income Tax purposes is $169.3 million.
(C)	Reflects write downs for impairments of real estate and provisions for loss on real estate held for sale totaling $14.7 million on assets we own at December 31, 2013. These charges were recorded in 2008 through 2012 as a result of capital market turmoil and weak real estate fundamentals in the United States.
(D)	Land, real estate under development and real estate held for sale are not depreciated.
(E)	In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” We adopted this ASU effective January 1, 2010 and as a result, we began consolidating certain variable interest entities (eight commercial properties) that were not previously consolidated by us. As of December 31, 2013, two such properties remain on our books. See Note 4 of the Notes to Consolidated Financial Statements.

CBRE Group, Inc.

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(Dollars in thousands)

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	Total
	2013	2012
Real estate investments:
Balance at beginning of year	$412,061	$500,824
Additions and improvements	31,035	43,885
Dispositions	(292,099)	(104,454)
Other adjustments (1)	(486)	(28,194)

Balance at end of year	$150,511	$412,061

Accumulated depreciation:
Balance at beginning of year	($32,878)	($40,724)
Depreciation expense	(6,445)	(13,470)
Dispositions	15,766	21,316

Balance at end of year	($23,557)	($32,878)

(1)	Includes impairment charges and amortization of lease intangibles and tenant origination costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

By:	/s/ ROBERT E. SULENTIC
Robert E. Sulentic President and Chief Executive Officer

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Chairman of the Board	March 3, 2014

/s/ GIL BOROK Gil Borok	Chief Financial Officer (principal financial officer)	March 3, 2014

/s/ BRANDON B. BOZE Brandon B. Boze	Director	March 3, 2014

/s/ CURTIS F. FEENY Curtis F. Feeny	Director	March 3, 2014

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 3, 2014

/s/ ARLIN GAFFNER Arlin Gaffner	Chief Accounting Officer (principal accounting officer)	March 3, 2014

/s/ MICHAEL KANTOR Michael Kantor	Director	March 3, 2014

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 3, 2014

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director and President and Chief Executive Officer (principal executive officer)	March 3, 2014

/s/ LAURA D. TYSON Laura D. Tyson	Director	March 3, 2014

/s/ GARY L. WILSON Gary L. Wilson	Director	March 3, 2014

/s/ RAY WIRTA Ray Wirta	Director	March 3, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (CRES Share Purchase Agreement)	8-K	001-32205	2.01	2/18/2011

2.1(b)	First Amendment, dated June 20, 2011, to CRES Share Purchase Agreement, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.1	8/9/2011

2.1(c)	Second Amendment, dated July 1, 2011, to CRES Share Purchase Agreement, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.2	8/9/2011

2.2(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (PERE Share Purchase Agreement)	8-K	001-32205	2.02	2/18/2011

2.2(b)	First Amendment, dated June 20, 2011, to PERE Share Purchase Agreement, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.3	8/9/2011

2.2(c)	Second Amendment to the PERE Share Purchase Agreement, dated October 3, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.03	10/7/2011

2.2(d)	Third Amendment to the PERE Share Purchase Agreement, dated October 31, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.04	11/4/2011

2.3	Share Sale Agreement, dated November 12, 2013, among William Investments Limited, the individuals named therein, CBRE Holdings Limited, CBRE UK Acquisition Company Limited and CBRE Group, Inc.	8-K	001-32205	1.01	11/13/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1		11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2		10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1		4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D/A	005-46943	25		7/25/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1		10/12/2010

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.2		7/29/2011

4.4	Form of Exchange Note relating to 6.625% Senior Notes due October 15, 2020	8-K	001-32205	4.41		10/12/2010

4.5(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(a)	5/10/2013

4.5(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.5(c)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

10.1	Amendment and Restatement Agreement, dated as of March 28, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	10-Q	001-32205	10.1		5/10/2013

10.2(a)	Guarantee and Pledge Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent	8-K	001-32205	10.2		11/17/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.2(b)	Form of Supplement among certain new U.S. subsidiaries from time-to-time and Credit Suisse AG, as collateral agent, to the Guarantee and Pledge Agreement, dated as of November 10, 2010, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Group, Inc. and Credit Suisse AG, as collateral agent for the Secured Parties (as defined therein)	8-K	001-32205	10.1	7/29/2011

10.3	Executive Bonus Plan, dated February 21, 2014 +					X

10.4	Executive Incentive Plan, effective as of January 1, 2007, as amended and restated as of February 21, 2014 +					X

10.5	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/8/2009

10.6	Special Retention Award Restricted Stock Unit Agreement, dated March 4, 2010 between CB Richard Ellis Group, Inc. and Brett White +	8-K	001/32205	10.1	3/8/2010

10.7	CB Richard Ellis Group, Inc. 2001 Stock Incentive Plan, as amended +	10-K	001-32205	10.1	3/25/2003

10.8(a)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 +	8-K	001-32205	10.1	6/6/2008

10.8(b)	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008 +	10-Q	001-32205	10.3	5/11/2009

10.9	CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.1	5/8/2012

10.10	Form of Nonstatutory Stock Option Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.2	5/8/2012

10.11	Form of Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.3	5/8/2012

10.12	Form of Restricted Stock Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.4	5/8/2012

10.13	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.1	8/20/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.14	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.2	8/20/2013

10.15	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.3	8/20/2013

10.16	Transition Agreement, dated as of May 15, 2012, by and between CBRE, Inc., CBRE Group, Inc. and Brett White +	10-Q	001-32205	10.5	8/9/2012

10.17	CBRE Deferred Compensation Plan, as Amended and Restated effective April 15, 2012 +	8-K	001-32205	10.1	3/12/2012

10.18	CBRE Services, Inc. 401(k) Plan, as Amended and Restated, effective January 1, 2011	10-Q	001-32205	10.1	11/09/2012

10.19	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 21, 2012 +	8-K	001-32205	99.1	12/26/2012

11	Statement concerning Computation of Per Share Earnings (filed as Note 18 of the Consolidated Financial Statements)					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of CBRE Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing description of exhibits, references to CB Richard Ellis Group, Inc. are to CBRE Group, Inc., references to CB Richard Ellis Services, Inc. are to CBRE Services, Inc., and references to CB Richard Ellis, Inc. are to CBRE, Inc., in each case, prior to their respective name changes, which became effective October 3, 2011.

+	Denotes a management contract or compensatory arrangement