Form 10-Q
period 2014-03-31
CBRE GROUP, INC.
filed 2014-05-12
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001 – 32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 South Hope Street, 25th Floor Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

(213) 613-3333 (Registrant’s telephone number, including area code)	Not applicable (Former name, former address and former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at April 30, 2014 was 332,032,401.

FORM 10-Q

March 31, 2014

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$428,237	$491,912
Restricted cash	50,829	61,155
Receivables, less allowance for doubtful accounts of $40,361 and $40,262 at March 31, 2014 and December 31, 2013, respectively	1,415,383	1,486,489
Warehouse receivables	310,730	381,545
Trading securities	62,524	58,442
Income taxes receivable	50,986	—
Prepaid expenses	138,989	125,151
Deferred tax assets, net	168,118	188,533
Real estate and other assets held for sale	41,423	—
Real estate under development	20,394	19,133
Available for sale securities	310	—
Other current assets	74,314	67,452

Total Current Assets	2,762,237	2,879,812
Property and equipment, net	446,660	458,596
Goodwill	2,304,503	2,290,474
Other intangible assets, net of accumulated amortization of $385,056 and $348,566 at March 31, 2014 and December 31, 2013, respectively	830,374	841,228
Investments in unconsolidated subsidiaries	201,577	198,696
Real estate under development	820	822
Real estate held for investment	65,674	106,999
Available for sale securities	59,674	56,800
Other assets, net	171,839	164,987

Total Assets	$6,843,358	$6,998,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$734,087	$817,519
Compensation and employee benefits payable	436,951	486,993
Accrued bonus and profit sharing	382,600	612,114
Income taxes payable	—	11,111
Short-term borrowings:
Revolving credit facility	359,453	142,484
Warehouse lines of credit	306,607	374,597
Other	16	16

Total short-term borrowings	666,076	517,097
Current maturities of long-term debt	42,305	42,245
Notes payable on real estate	45,841	62,017
Liabilities related to real estate and other assets held for sale	18,477	—
Other current liabilities	53,277	56,644

Total Current Liabilities	2,379,614	2,605,740
Long-Term Debt:
5.00% senior notes	800,000	800,000
Senior secured term loans	635,700	645,613
6.625% senior notes	350,000	350,000
Other long-term debt	2,841	2,822

Total Long-Term Debt	1,788,541	1,798,435
Notes payable on real estate	67,938	68,455
Deferred tax liabilities, net	143,193	160,777
Non-current tax liabilities	62,233	65,520
Pension liability	67,693	68,012
Other liabilities	305,888	295,469

Total Liabilities	4,815,100	5,062,408
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 332,030,878 and 331,927,166 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,320	3,319
Additional paid-in capital	995,528	981,997
Accumulated earnings	1,124,255	1,056,592
Accumulated other comprehensive loss	(133,547)	(146,123)

Total CBRE Group, Inc. Stockholders’ Equity	1,989,556	1,895,785
Non-controlling interests	38,702	40,221

Total Equity	2,028,258	1,936,006

Total Liabilities and Equity	$6,843,358	$6,998,414

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$1,860,842	$1,475,063

Costs and expenses:
Cost of services	1,161,460	861,216
Operating, administrative and other	528,395	469,541
Depreciation and amortization	65,203	46,281

Total costs and expenses	1,755,058	1,377,038
Gain on disposition of real estate	6,697	3,149

Operating income	112,481	101,174
Equity income from unconsolidated subsidiaries	15,000	9,749
Other income	4,801	2,694
Interest income	1,577	2,028
Interest expense	28,015	42,395
Write-off of financing costs	—	13,580

Income from continuing operations before provision for income taxes	105,844	59,670
Provision for income taxes	37,902	19,004

Income from continuing operations	67,942	40,666
Income from discontinued operations, net of income taxes	—	21,189

Net income	67,942	61,855
Less: Net income attributable to non-controlling interests	279	24,309

Net income attributable to CBRE Group, Inc.	$67,663	$37,546

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.21	$0.11
Income from discontinued operations attributable to CBRE Group, Inc.	—	—

Net income attributable to CBRE Group, Inc.	$0.21	$0.11

Weighted average shares outstanding for basic income per share	330,035,445	326,759,455

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.20	$0.11
Income from discontinued operations attributable to CBRE Group, Inc.	—	—

Net income attributable to CBRE Group, Inc.	$0.20	$0.11

Weighted average shares outstanding for diluted income per share	333,349,519	330,802,552

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$67,663	$36,090
Income from discontinued operations, net of tax	—	1,456

Net income	$67,663	$37,546

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$67,942	$61,855
Other comprehensive income (loss):
Foreign currency translation gain (loss)	11,573	(22,791)
Unrealized gains on interest rate swaps and interest rate caps, net	296	1,435
Unrealized holding gains (losses) on available for sale securities, net	438	(168)
Other, net	275	1,163

Total other comprehensive income (loss)	12,582	(20,361)

Comprehensive income	80,524	41,494
Less: Comprehensive income attributable to non-controlling interests	285	24,350

Comprehensive income attributable to CBRE Group, Inc.	$80,239	$17,144

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,942	$61,855
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	65,203	46,537
Amortization and write-off of financing costs	1,816	15,609
Gain on sale of loans, servicing rights and other assets	(17,403)	(24,115)
Net realized and unrealized gains from investments	(4,801)	(2,694)
Gain on disposition of real estate held for investment	—	(15,479)
Equity income from unconsolidated subsidiaries	(15,000)	(9,749)
Provision for doubtful accounts	1,564	1,971
Compensation expense related to stock options and non-vested stock awards	11,171	11,671
Incremental tax benefit from stock options exercised	(1,239)	(7,901)
Distribution of earnings from unconsolidated subsidiaries	3,417	2,224
Tenant concessions received	1,252	5,410
Purchase of trading securities	(15,809)	(31,896)
Proceeds from sale of trading securities	15,726	46,191
Proceeds from securities sold, not yet purchased	—	28,033
Securities purchased to cover short sales	—	(46,789)
Decrease in receivables	78,169	45,943
(Increase) decrease in prepaid expenses and other assets	(25,209)	920
(Increase) decrease in real estate held for sale and under development	(1,521)	75,890
(Decrease) increase in accounts payable and accrued expenses	(70,779)	23,834
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(294,866)	(268,688)
Increase in income taxes receivable/payable	(59,344)	(31,567)
Decrease in other liabilities	(5,433)	(4,707)
Other operating activities, net	(4,822)	(2,389)

Net cash used in operating activities	(269,966)	(79,886)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,653)	(8,815)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	(14,704)	(6,725)
Contributions to unconsolidated subsidiaries	(9,710)	(7,390)
Distributions from unconsolidated subsidiaries	17,279	7,118
Net proceeds from disposition of real estate held for investment	—	34,367
Additions to real estate held for investment	—	(403)
Proceeds from the sale of servicing rights and other assets	9,316	7,163
Decrease in restricted cash	9,611	2,682
Purchase of available for sale securities	(12,660)	(34,192)
Proceeds from the sale of available for sale securities	10,999	19,267
Other investing activities, net	26	479

Net cash (used in) provided by investing activities	(3,496)	13,551
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	415,000
Repayment of senior secured term loans	(9,913)	(1,609,280)
Proceeds from revolving credit facility	617,765	123,490
Repayment of revolving credit facility	(401,112)	(86,236)
Proceeds from issuance of 5.00% senior notes	—	800,000
Proceeds from notes payable on real estate held for investment	—	249
Repayment of notes payable on real estate held for investment	(906)	(23,958)
Proceeds from notes payable on real estate held for sale and under development	2,058	1,559
Repayment of notes payable on real estate held for sale and under development	—	(63,550)
Incremental tax benefit from stock options exercised	1,239	7,901
Non-controlling interests contributions	119	65
Non-controlling interests distributions	(2,024)	(37,437)
Payment of financing costs	(9)	(26,016)
Other financing activities, net	1,111	1,548

Net cash provided by (used in) financing activities	208,328	(496,665)
Effect of currency exchange rate changes on cash and cash equivalents	1,459	(7,597)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,675)	(570,597)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	491,912	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$428,237	$518,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,424	$20,541

Income tax payments, net	$98,063	$53,721

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2013	$3,319	$981,997	$1,056,592	$(146,123)	$40,221	$1,936,006
Net income	—	—	67,663	—	279	67,942
Stock options exercised (including tax benefit)	1	2,358	—	—	—	2,359
Compensation expense for stock options and non-vested stock awards	—	11,171	—	—	—	11,171
Foreign currency translation gain	—	—	—	11,567	6	11,573
Unrealized gains on interest rate swaps and interest rate caps, net	—	—	—	296	—	296
Unrealized holding gains on available for sale securities, net	—	—	—	438	—	438
Contributions from non-controlling interests	—	—	—	—	119	119
Distributions to non-controlling interests	—	—	—	—	(2,024)	(2,024)
Other	—	2	—	275	101	378

Balance at March 31, 2014	$3,320	$995,528	$1,124,255	$(133,547)	$38,702	$2,028,258

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2014. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2013.

2. New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU states that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, with early adoption permitted. The adoption of this update on January 1, 2014 did not have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. The adoption of this update on January 1, 2014 did not have a material impact on our consolidated financial position.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU states that only disposals representing a strategic shift and having a major effect on an organization’s operations should be presented as discontinued operations. ASU 2014-08 is effective prospectively for all disposals or components of a business classified as held for sale during fiscal periods beginning after December 15, 2014, with early adoption permitted. We elected to early adopt ASU 2014-08 on January 1, 2014. The adoption of this update did not have a material effect on our consolidated financial position, results of operations or disclosure requirements for our consolidated financial statements.

3. Norland Acquisition

On December 23, 2013, we acquired 100% of the outstanding stock of London-based Norland Managed Services, Ltd. (Norland), which fortified our real estate outsourcing platform in Europe within our EMEA segment (Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market. The purchase price for the Norland Acquisition was approximately $475 million, with $433.9 million paid at closing and the remaining contingent consideration payable in 2014. The Norland Acquisition was financed with cash on hand and borrowings under our revolving credit facility. On December 23, 2013, we also issued an aggregate of 362,916 shares of non-vested Class A common stock to certain members of senior management of Norland in connection with this acquisition.

The acquisition agreement provides for a contingent payment of up to 50 million British pounds sterling if certain performance criteria are met post-acquisition. In measuring the fair value of the contingent consideration, we assigned probabilities to the performance criteria, based on the nature of the performance criteria and our due diligence performed at the time of the acquisition. The fair value of this contingent consideration was based on the weighted probability of achievement of a certain earnings before interest, taxes, depreciation and amortization (EBITDA) level for the 12-months ending March 31, 2014, which ranged from 22.1 million to 35.0 million British pounds sterling. We valued this contingent payment at 25.5 million British pounds sterling (or $41.8 million) at acquisition date, which has been recorded within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily intangible assets and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

Unaudited pro forma results, assuming the Norland Acquisition had occurred as of January 1, 2013 for purposes of the 2013 pro forma disclosures, are presented below. They include certain adjustments for the three months ended March 31, 2013, including $11.0 million of increased amortization expense as a result of intangible assets acquired in the Norland Acquisition, $0.3 million of additional interest expense as a result of debt incurred to finance the Norland Acquisition, and the tax impact of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Norland Acquisition occurred on January 1, 2013 and may not be indicative of future operating results (dollars in thousands, except share data):

Three Months Ended March 31, 2013
Revenue	$1,627,112
Operating income	$95,876
Net income attributable to CBRE Group, Inc.	$32,595
Basic income per share	$0.10
Weighted average shares outstanding for basic income per share	326,759,455
Diluted income per share	$0.10
Weighted average shares outstanding for diluted income per share	330,802,552

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

No financial support was provided by the Venture to the Entities during the three months ended March 31, 2014 and 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Operating results relating to the Entities for the three months ended March 31, 2014 and 2013 include the following (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$2,102	$2,007
Operating, administrative and other expenses	$1,233	$1,010
Income from discontinued operations, net of income taxes	$—	$15,236
Net income attributable to non-controlling interests	$478	$14,893

Investments in real estate of $39.4 million and $39.9 million and nonrecourse mortgage notes payable of $41.8 million ($0.9 million of which is current) and $41.7 million ($0.9 million of which is current) are included in real estate assets held for sale or investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. In addition, non-controlling deficits of $2.3 million and $1.8 million in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, are attributable to the Entities.

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2014 and December 31, 2013, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Investments in unconsolidated subsidiaries	$33,091	$33,787
Other assets, current	3,649	3,547
Co-investment commitments	200	200

Maximum exposure to loss	$36,940	$37,534

5. Fair Value Measurements

The “Fair Value Measurements and Disclosures” Topic of the FASB Accounting Standards Codification (Topic 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

There were no significant transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	As of March 31, 2014
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$4,612	$—	$—	$4,612
Debt securities issued by U.S. federal agencies	—	6,857	—	6,857
Corporate debt securities	—	17,616	—	17,616
Asset-backed securities	—	4,195	—	4,195
Collateralized mortgage obligations	—	1,834	—	1,834

Total debt securities	4,612	30,502	—	35,114
Equity securities	24,870	—	—	24,870

Total available for sale securities	29,482	30,502	—	59,984
Trading securities	62,524	—	—	62,524
Warehouse receivables	—	310,730	—	310,730
Foreign currency exchange forward contracts	—	940	—	940

Total assets at fair value	$92,006	$342,172	$—	$434,178

Liabilities
Interest rate swaps	$—	$28,647	$—	$28,647
Foreign currency exchange forward contracts		848		848

Total liabilities at fair value	$—	$29,495	$—	$29,495

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

The trading securities are primarily in the U.S. and are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and asked prices on such date.

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At March 31, 2014 and December 31, 2013, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps and foreign currency exchange forward contracts is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign currency exchange forward curves. The fair values of interest rate swaps and foreign currency exchange forward contracts are determined using the market standard methodology of netting the discounted future estimated cash payments/receipts. The estimated cash flows are based on an expectation of future interest rates or foreign currency exchange rates using forward curves derived from observable market interest rate and foreign currency exchange forward curves. To comply

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2014, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2014 and 2013.

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

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $676.2 million and $687.6 million at March 31, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $675.4 million and $685.3 million at March 31, 2014 and December 31, 2013, respectively (see Note 11).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $807.1 million and $769.4 million at March 31, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $800.0 million at both March 31, 2014 and December 31, 2013.

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $374.9 million and $372.8 million at March 31, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $350.0 million at both March 31, 2014 and December 31, 2013.

Notes Payable on Real Estate: As of March 31, 2014 and December 31, 2013, the carrying value of our notes payable on real estate was $131.9 million and $130.5 million, respectively (see Note 10). These borrowings generally have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $4.0 million of these notes payable were recourse to us as of March 31, 2014 and December 31, 2013.

6. Derivative Financial Instruments

We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known but uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. We do not net derivatives on our balance sheet. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Additionally, certain of our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, we recorded net gains of $0.4 million and $2.3 million, respectively, to other comprehensive income in relation to such interest rate swap agreements. As of March 31, 2014 and December 31, 2013, the fair values of such interest rate swap agreements were reflected as a $28.6 million liability and a $29.0 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

In March 2014, we began a foreign currency exchange hedging program by entering into 38 foreign currency exchange forward contracts. These forward contracts include agreements to buy U.S. dollars and sell

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering a notional amount of $209.7 million. The purpose of these forward contracts is to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings through other income. The net impact on earnings resulting from gains and/or losses associated with these forward contracts has not been significant. As of March 31, 2014, the fair value of forward contracts with three counterparties aggregated to a $0.9 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of March 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.8 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

7. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Global Investment Management:
Revenue	$234,335	$223,548
Operating loss	$(171,593)	$(15,430)
Net (loss) income	$(160,151)	$21,391
Development Services:
Revenue	$14,436	$15,018
Operating income	$16,462	$5,437
Net income	$15,083	$2,760
Other:
Revenue	$25,205	$36,765
Operating income	$1,667	$3,211
Net income	$1,688	$3,160
Total:
Revenue	$273,976	$275,331
Operating loss	$(153,464)	$(6,782)
Net (loss) income	$(143,380)	$27,311

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There were no real estate assets classified as “held for sale” at December 31, 2013. Real estate and other assets held for sale and related liabilities were as follows at March 31, 2014 (dollars in thousands):

Assets:
Real estate held for sale (see Note 9)	$40,037
Other current assets	602
Property and equipment, net	19
Other assets	765

Total real estate and other assets held for sale	41,423
Liabilities:
Notes payable on real estate held for sale (see Note 10)	18,157
Accounts payable and accrued expenses	81
Other current liabilities	61
Other liabilities	178

Total liabilities related to real estate and other assets held for sale	18,477

Net real estate and other assets held for sale	$22,946

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

	March 31, 2014	December 31, 2013
Real estate included in assets held for sale (see Note 8)	$40,037	$—
Real estate under development (current)	20,394	19,133
Real estate under development (non-current)	820	822
Real estate held for investment (1)	65,674	106,999

Total real estate (2)	$126,925	$126,954

(1)	Net of accumulated depreciation of $14.7 million and $23.6 million at March 31, 2014 and December 31, 2013, respectively.
(2)	Includes balances for lease intangibles and tenant origination costs of $5.2 million and $0.1 million, respectively, at March 31, 2014 and $5.3 million and $0.1 million, respectively, at December 31, 2013. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Current portion of notes payable on real estate	$45,841	$62,017
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	18,157	—

Total notes payable on real estate, current portion	63,998	62,017
Notes payable on real estate, non-current portion	67,938	68,455

Total notes payable on real estate	$131,936	$130,472

At March 31, 2014 and December 31, 2013, $1.6 million and $1.5 million, respectively, of the current portion of notes payable on real estate and $2.4 million and $2.5 million, respectively, of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

As of March 31, 2014, our Credit Agreement provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of the 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the U.S., with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2014 and December 31, 2013, we had $359.5 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.4% and 2.2%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2014, letters of credit totaling $11.5 million were

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2014 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of March 31, 2014, we had $675.4 million of term loan facilities principal outstanding (including $462.5 million of tranche A term loan facility and $212.9 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets.

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

On March 14, 2013, CBRE Services, Inc. (CBRE) issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at both March 31, 2014 and December 31, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

expense was 10.43x for the trailing twelve months ended March 31, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.65x as of March 31, 2014.

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

We had outstanding letters of credit totaling $21.7 million as of March 31, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through January 2015.

We had guarantees totaling $12.9 million as of March 31, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $12.9 million partly consists of guarantees related to our defined benefit pension plans in the United Kingdom (U.K.) (in excess of our outstanding pension liability of $67.7 million as of March 31, 2014), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through June 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $8.0 billion at March 31, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $368.0 million at March 31, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2014 and December 31, 2013, CBRE MCI had $20.6 million and $16.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $14.1 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $202.5 million (including $56.8 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2014.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2014, we had aggregate commitments of $9.4 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2014, we had committed to fund $23.6 million of additional capital to these unconsolidated subsidiaries.

13. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2014	2013
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$67,663	$37,546
Weighted average shares outstanding for basic income per share	330,035,445	326,759,455

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.21	$0.11

	Three Months Ended March 31,
	2014	2013
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$67,663	$37,546
Weighted average shares outstanding for basic income per share	330,035,445	326,759,455
Dilutive effect of contingently issuable shares	2,880,113	2,999,485
Dilutive effect of stock options	433,961	1,043,612

Weighted average shares outstanding for diluted income per share	333,349,519	330,802,552

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.20	$0.11

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For the three months ended March 31, 2014, 20,065 contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2014 and 2013, options to purchase 37,598 shares and 82,847 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Net periodic pension (benefit) cost consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Interest cost	$4,431	$3,888
Expected return on plan assets	(5,796)	(3,929)
Amortization of unrecognized net loss	662	619

Net periodic pension (benefit) cost	$(703)	$578

We contributed $1.6 million to fund our pension plans during the three months ended March 31, 2014. We expect to contribute a total of $6.2 million to fund our pension plans for the year ending December 31, 2014.

15. Discontinued Operations

On January 1, 2014, we adopted ASU 2014-08 (See Note 2) and as a result, no longer anticipate reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, in the ordinary course of business, if we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred. Real estate operations and

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

dispositions accounted for as discontinued operations for the three months ended March 31, 2013 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

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

16. Segments

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue
Americas	$1,021,681	$925,972
EMEA	518,679	228,634
Asia Pacific	195,643	181,431
Global Investment Management	112,463	126,642
Development Services	12,376	12,384

	$1,860,842	$1,475,063

	Three Months Ended March 31,
	2014	2013
EBITDA
Americas	$125,762	$106,351
EMEA	23,365	(545)
Asia Pacific	8,241	5,847
Global Investment Management	28,263	40,326
Development Services	11,575	7,775

	$197,206	$159,754

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a measure to evaluate the operating performance of our various business segments and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA is useful to investors to assist them in getting a more complete picture of our results of operations.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for (benefit of) income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Americas
Net income attributable to CBRE Group, Inc.	$70,466	$29,538
Add:
Depreciation and amortization	34,158	27,833
Interest expense, net	9,186	30,970
Write-off of financing costs	—	13,580
Royalty and management service income	(864)	(10,223)
Provision for income taxes	12,816	14,653

EBITDA	$125,762	$106,351

EMEA
Net loss attributable to CBRE Group, Inc.	$(6,990)	$(5,800)
Add:
Depreciation and amortization	17,463	5,396
Interest expense (income), net	7,159	(2,248)
Royalty and management service (income) expense	(3,885)	4,141
Provision for (benefit of) income taxes	9,618	(2,034)

EBITDA	$23,365	$(545)

Asia Pacific
Net loss attributable to CBRE Group, Inc.	$(4,244)	$(1,449)
Add:
Depreciation and amortization	3,068	2,882
Interest expense, net	335	560
Royalty and management service expense	3,639	4,663
Provision for (benefit of) income taxes	5,443	(809)

EBITDA	$8,241	$5,847

Global Investment Management
Net income attributable to CBRE Group, Inc.	$2,828	$13,121
Add:
Depreciation and amortization (1)	9,366	8,929
Interest expense, net (2)	8,841	10,266
Royalty and management service expense	1,110	1,419
Provision for income taxes	6,118	6,591

EBITDA (3)	$28,263	$40,326

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Development Services
Net income attributable to CBRE Group, Inc.	$5,603	$2,136
Add:
Depreciation and amortization (4)	1,148	1,497
Interest expense, net (5)	917	2,600
Provision for income taxes (6)	3,907	1,542

EBITDA (7)	$11,575	$7,775

(1)	Includes depreciation and amortization related to discontinued operations of $0.1 million for the three months ended March 31, 2013.
(2)	Includes interest expense related to discontinued operations of $0.5 million for the three months ended March 31, 2013.
(3)	Includes EBITDA related to discontinued operations of $0.6 million for the three months ended March 31, 2013.
(4)	Includes depreciation and amortization related to discontinued operations of $0.1 million for the three months ended March 31, 2013.
(5)	Includes interest expense related to discontinued operations of $1.3 million for the three months ended March 31, 2013.
(6)	Includes provision for income taxes related to discontinued operations of $0.9 million for the three months ended March 31, 2013.
(7)	Includes EBITDA related to discontinued operations of $3.8 million for the three months ended March 31, 2013.

17. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013; condensed consolidating statements of operations for the three months ended March 31, 2014 and 2013; condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013; and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$7	$8,649	$75,252	$344,329	$—	$428,237
Restricted cash	—	—	1,130	49,699	—	50,829
Receivables, net	—	—	496,992	918,391	—	1,415,383
Warehouse receivables (a)	—	—	243,342	67,388	—	310,730
Trading securities	—	—	106	62,418	—	62,524
Income taxes receivable	3,606	—	16,159	41,016	(9,795)	50,986
Prepaid expenses	—	—	56,453	82,536	—	138,989
Deferred tax assets, net	—	—	106,716	61,402	—	168,118
Real estate and other assets held for sale	—	—	—	41,423	—	41,423
Real estate under development	—	—	—	20,394	—	20,394
Available for sale securities	—	—	310	—	—	310
Other current assets	—	890	41,544	31,880	—	74,314

Total Current Assets	3,613	9,539	1,038,004	1,720,876	(9,795)	2,762,237
Property and equipment, net	—	—	320,468	126,192	—	446,660
Goodwill	—	—	1,089,776	1,214,727	—	2,304,503
Other intangible assets, net	—	—	485,586	344,788	—	830,374
Investments in unconsolidated subsidiaries	—	—	143,014	58,563	—	201,577
Investments in consolidated subsidiaries	2,571,055	2,800,277	929,232	—	(6,300,564)	—
Intercompany loan receivable	—	1,868,949	700,000	—	(2,568,949)	—
Real estate under development	—	—	820	—	—	820
Real estate held for investment	—	—	1,503	64,171	—	65,674
Available for sale securities	—	—	56,863	2,811	—	59,674
Other assets, net	—	39,787	85,348	46,704	—	171,839

Total Assets	$2,574,668	$4,718,552	$4,850,614	$3,578,832	$(8,879,308)	$6,843,358

Current Liabilities:
Accounts payable and accrued expenses	$—	$14,398	$148,832	$570,857	$—	$734,087
Compensation and employee benefits payable	—	626	228,915	207,410	—	436,951
Accrued bonus and profit sharing	—	—	99,193	283,407	—	382,600
Income taxes payable	—	9,795	—	—	(9,795)	—
Short-term borrowings:
Revolving credit facility	—	267,833	—	91,620	—	359,453
Warehouse lines of credit (a)	—	—	241,009	65,598	—	306,607
Other	—	—	16	—	—	16

Total short-term borrowings	—	267,833	241,025	157,218	—	666,076
Current maturities of long-term debt	—	39,650	2,628	27	—	42,305
Notes payable on real estate	—	—	—	45,841	—	45,841
Liabilities related to real estate and other assets held for sale	—	—	—	18,477	—	18,477
Other current liabilities	—	848	42,737	9,692	—	53,277

Total Current Liabilities	—	333,150	763,330	1,292,929	(9,795)	2,379,614
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	635,700	—	—	—	635,700
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	2,775	66	—	2,841
Intercompany loan payable	585,112	—	977,585	1,006,252	(2,568,949)	—

Total Long-Term Debt	585,112	1,785,700	980,360	1,006,318	(2,568,949)	1,788,541
Notes payable on real estate	—	—	—	67,938	—	67,938
Deferred tax liabilities, net	—	—	73,623	69,570	—	143,193
Non-current tax liabilities	—	—	47,042	15,191	—	62,233
Pension liability	—	—	—	67,693	—	67,693
Other liabilities	—	28,647	185,982	91,259	—	305,888

Total Liabilities	585,112	2,147,497	2,050,337	2,610,898	(2,578,744)	4,815,100
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,989,556	2,571,055	2,800,277	929,232	(6,300,564)	1,989,556
Non-controlling interests	—	—	—	38,702	—	38,702

Total Equity	1,989,556	2,571,055	2,800,277	967,934	(6,300,564)	2,028,258

Total Liabilities and Equity	$2,574,668	$4,718,552	$4,850,614	$3,578,832	$(8,879,308)	$6,843,358

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan Chase Bank, N.A. (JP Morgan), TD Bank, N.A. (TD Bank), Bank of America (BofA) and Capital One, N.A.(Capital One), lines of credit are pledged to JP Morgan, TD Bank, BofA and Capital One, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$956,638	$904,204	$—	$1,860,842
Costs and expenses:
Cost of services	—	—	594,917	566,543	—	1,161,460
Operating, administrative and other	9,672	1,399	253,985	263,339	—	528,395
Depreciation and amortization	—	—	31,181	34,022	—	65,203

Total costs and expenses	9,672	1,399	880,083	863,904	—	1,755,058
Gain on disposition of real estate	—	—	6,697	—	—	6,697

Operating (loss) income	(9,672)	(1,399)	83,252	40,300	—	112,481
Equity income (loss) from unconsolidated subsidiaries	—	—	17,202	(2,202)	—	15,000
Other income	—	—	842	3,959	—	4,801
Interest income	—	52,270	600	972	(52,265)	1,577
Interest expense	—	24,602	42,026	13,652	(52,265)	28,015
Royalty and management service (income) expense	—	—	(1,858)	1,858	—	—
Income (loss) from consolidated subsidiaries	73,729	57,255	(2,837)	—	(128,147)	—

Income before (benefit of) provision for income taxes	64,057	83,524	58,891	27,519	(128,147)	105,844
(Benefit of) provision for income taxes	(3,606)	9,795	1,636	30,077	—	37,902

Net income (loss)	67,663	73,729	57,255	(2,558)	(128,147)	67,942
Less: Net income attributable to non-controlling interests	—	—	—	279	—	279

Net income (loss) attributable to CBRE Group, Inc.	$67,663	$73,729	$57,255	$(2,837)	$(128,147)	$67,663

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$67,663	$73,729	$57,255	$(2,558)	$(128,147)	$67,942
Other comprehensive income:
Foreign currency translation gain	—	—	—	11,573	—	11,573
Unrealized gains on interest rate swaps and interest rate caps, net	—	235	—	61	—	296
Unrealized holding gains on available for sale securities, net	—	—	368	70	—	438
Other, net	—	—	275	—	—	275

Total other comprehensive income	—	235	643	11,704	—	12,582
Comprehensive income	67,663	73,964	57,898	9,146	(128,147)	80,524
Less: Comprehensive income attributable to non-controlling interests	—	—	—	285	—	285

Comprehensive income attributable to CBRE Group, Inc.	$67,663	$73,964	$57,898	$8,861	$(128,147)	$80,239

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$37,546	$43,421	$55,678	$38,706	$(113,496)	$61,855
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(22,791)	—	(22,791)
Unrealized gains on interest rate swaps and interest rate caps, net	—	1,428	—	7	—	1,435
Unrealized holding losses on available for sale securities, net	—	—	(168)	—	—	(168)
Other, net	—	—	1,163	—	—	1,163

Total other comprehensive income (loss)	—	1,428	995	(22,784)	—	(20,361)
Comprehensive income	37,546	44,849	56,673	15,922	(113,496)	41,494
Less: Comprehensive income attributable to non-controlling interests	—	—	—	24,350	—	24,350

Comprehensive income (loss) attributable to CBRE Group, Inc.	$37,546	$44,849	$56,673	$(8,428)	$(113,496)	$17,144

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$17,391	$42,115	$(333,507)	$4,035	$(269,966)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(8,070)	(5,583)	(13,653)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	—	—	(5,310)	(9,394)	(14,704)
Contributions to unconsolidated subsidiaries	—	—	(9,709)	(1)	(9,710)
Distributions from unconsolidated subsidiaries	—	—	17,121	158	17,279
Proceeds from the sale of servicing rights and other assets	—	—	8,354	962	9,316
Decrease in restricted cash	—	6,871	1,515	1,225	9,611
Purchase of available for sale securities	—	—	(12,660)	—	(12,660)
Proceeds from the sale of available for sale securities	—	—	10,999	—	10,999
Other investing activities, net	—	—	23	3	26

Net cash provided by (used in) investing activities	—	6,871	2,263	(12,630)	(3,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(9,913)	—	—	(9,913)
Proceeds from revolving credit facility	—	613,000	—	4,765	617,765
Repayment of revolving credit facility	—	(374,000)	—	(27,112)	(401,112)
Repayment of notes payable on real estate held for investment	—	—	—	(906)	(906)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	2,058	2,058
Incremental tax benefit from stock options exercised	1,239	—	—	—	1,239
Non-controlling interests contributions	—	—	—	119	119
Non-controlling interests distributions	—	—	—	(2,024)	(2,024)
Payment of financing costs	—	—	—	(9)	(9)
(Increase) decrease in intercompany receivables, net	(19,748)	(281,009)	315,252	(14,495)	—
Other financing activities, net	1,120	—	—	(9)	1,111

Net cash (used in) provided by financing activities	(17,389)	(51,922)	315,252	(37,613)	208,328
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	1,459	1,459

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(2,936)	(15,992)	(44,749)	(63,675)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7	$8,649	$75,252	$344,329	$428,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$27,256	$200	$1,968	$29,424

Income tax payments, net	$—	$—	$68,200	$29,863	$98,063

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

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended March 31, 2014 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2013 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2013, excluding independent affiliates, we operated in approximately 350 offices worldwide, with approximately 44,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, debt and structured finance solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. In 2014, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and in 2013 we were named the Global Real Estate Advisor of the Year by Euromoney. We have been the only commercial real estate services company included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for nine consecutive years. In 2013, we ranked fourth overall and were the highest ranked commercial real estate services company.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, will negatively affect the performance of some or all of our business lines.

Compensation is our largest expense and the sales and leasing professionals in our largest line of business, advisory services, generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Adverse global and regional economic trends is one of the most significant risks to the performance of our operations and our financial condition.

Since the financial crisis in 2008 and 2009, commercial real estate markets have gradually recovered in step with the slow improvement in global economic activity. The recovery has been most significant in the United States, where vacancy rates and rental rates have improved steadily, and the availability of low-cost credit and improved investor sentiment have sustained strong increases in property sales activity. Overall, however, both sales and leasing activity continue to be well below the peak levels experienced in 2006 and 2007.

The European economies began to emerge from recession in 2013, with most countries returning to positive, though modest, economic growth. Reflecting the macro environment, investment sales across much of Europe were tepid from 2011 through late 2012. Since then, sales activity has strengthened significantly. This trend has continued in early 2014. However, leasing markets in much of Europe have remained soft in early 2014, as improved underlying economic conditions have yet to translate into increased demand for space or higher rents.

In Asia Pacific, leasing activity has been subdued since late 2011, as multi-national corporations in particular, have been hesitant to expand in the region. On the other hand, investment activity improved in 2013 and early 2014.

Real estate investment management and property development activity were adversely affected by the global financial crisis, which lowered property values, and constrained financing and disposition opportunities. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have gradually recovered since 2010.

The further recovery of our global sales, leasing, investment management and development services operations depends on the continued improvement of market fundamentals, including sustained economic growth and strong job creation; stable, healthy global credit markets; and improved business and investor sentiment.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. In December 2013, we fortified our real estate outsourcing platform in Europe within our EMEA segment with the acquisition of London-based Norland Managed Services, Ltd. (Norland) for approximately $475 million (the Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. During 2013, we completed ten in-fill acquisitions, most notably a leading firm serving the London prime residential real estate market, a leading regional commercial real estate services firm based in San Francisco, a retail real estate services firm in the U.S. Mid-Atlantic region, a facility consulting and project advisory firm serving the healthcare industry and based in Richmond, Virginia, and two property management specialist firms, one in the Czech Republic and Slovakia and one in Belgium. During the three months ended March 31, 2014, we completed two in-fill acquisitions, including a commercial real estate services firm based in South Carolina and a leading technical real estate consulting firm based in Germany.

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

International Operations

As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Global Investment Management business has a significant amount of Euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which has seen more pronounced movement in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the three months ended March 31, 2014, foreign currency translation had a $14.4 million negative impact on our total revenue and a $15.3 million positive impact on our total cost of services and operating, administrative and other expenses. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of foreign currencies into U.S. dollars.

During the three months ended March 31, 2014, approximately 47% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, the British pound sterling, the Canadian dollar, the Chinese yuan, the Euro, the Indian rupee, the Japanese yen and the Singapore dollar. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended March 31,
	2014	% of total	2013	% of total
United States dollar	$987,888	53.1%	$881,146	59.7%
British pound sterling	372,100	20.0%	124,394	8.4%
Euro	172,354	9.3%	145,425	9.9%
Canadian dollar	67,755	3.6%	73,707	5.0%
Australian dollar	63,964	3.4%	60,113	4.1%
Japanese yen	34,528	1.9%	31,258	2.1%
Indian rupee	29,328	1.6%	29,325	2.0%
Chinese yuan	26,277	1.4%	21,792	1.5%
Singapore dollar	22,711	1.2%	20,987	1.4%
Other currencies	83,937	4.5%	86,916	5.9%

Total revenue	$1,860,842	100.0%	$1,475,063	100.0%

We estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2014, the net impact would have been an increase in pre-tax income of $1.9 million. This hypothetical calculation estimates the impact of translating results into U.S. dollars and does not include an estimate of the impact a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Leverage

We are leveraged and have significant debt service obligations. As of March 31, 2014, our total debt, excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.2 billion.

Our level of indebtedness and the operating and financial restrictions in our debt agreements place some constraints on the operation of our business. Although our management believes that long-term indebtedness has been an important lever in the development of our business, including facilitating the acquisition of the majority of the real estate investment management business of Netherlands-based ING Group N.V. (the REIM Acquisitions) and the Norland Acquisition, the cash flow necessary to service this debt is not available for other general corporate purposes, which may limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry. Our management seeks to mitigate this exposure both through the refinancing of debt when available on attractive terms and through selective repayment and retirement of indebtedness.

For example, during 2013, we completed a series of financing transactions that have meaningfully extended debt maturities, lowered annual interest expense by approximately $50 million when compared to annualized interest expense before these refinancing actions, and increased our financial flexibility. These transactions included the amendment and restatement of our credit agreement, which now provides for a $715.0 million term loan facility and an expanded $1.2 billion revolving credit facility (of which $359.5 million was drawn at March 31, 2014), the issuance of $800.0 million aggregate principal amount of 5.00% senior notes due March 15, 2023 and the redemption of all of the then outstanding 11.625% senior subordinated notes totaling $450.0 million. During the year ended December 31, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.6 million was expensed. In addition, we expensed $17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to these policies as of March 31, 2014.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2014 and 2013, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
Revenue	$1,860,842	100.0%	$1,475,063	100.0%
Costs and expenses:
Cost of services	1,161,460	62.4	861,216	58.4
Operating, administrative and other	528,395	28.4	469,541	31.8
Depreciation and amortization	65,203	3.5	46,281	3.1

Total costs and expenses	1,755,058	94.3	1,377,038	93.3
Gain on disposition of real estate	6,697	0.3	3,149	0.2

Operating income	112,481	6.0	101,174	6.9
Equity income from unconsolidated subsidiaries	15,000	0.8	9,749	0.6
Other income	4,801	0.3	2,694	0.2
Interest income	1,577	0.1	2,028	0.1
Interest expense	28,015	1.5	42,395	2.9
Write-off of financing costs	—	—	13,580	0.9

Income from continuing operations before provision for income taxes	105,844	5.7	59,670	4.0
Provision for income taxes	37,902	2.1	19,004	1.2

Income from continuing operations	67,942	3.6	40,666	2.8
Income from discontinued operations, net of income taxes	—	—	21,189	1.4

Net income	67,942	3.6	61,855	4.2
Less: Net income attributable to non-controlling interests	279	—	24,309	1.7

Net income attributable to CBRE Group, Inc.	$67,663	3.6%	$37,546	2.5%

EBITDA (1)	$197,206	10.6%	$159,754	10.8%

EBITDA, as adjusted (1)	$198,769	10.7%	$161,279	10.9%

(1)	Includes EBITDA related to discontinued operations of $4.4 million for the three months ended March 31, 2013.

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions and cost containment expenses, as well as certain carried interest incentive compensation expense. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results of operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to CBRE Group, Inc.	$67,663	$37,546
Add:
Depreciation and amortization (1)	65,203	46,537
Interest expense (2)	28,015	44,176
Write-off of financing costs	—	13,580
Provision for income taxes (3)	37,902	19,943
Less:
Interest income	1,577	2,028

EBITDA (4)	$197,206	$159,754
Adjustments:
Carried interest incentive compensation	1,563	—
Integration and other costs related to acquisitions	—	1,525

EBITDA, as adjusted (4)	$198,769	$161,279

(1)	Includes depreciation and amortization related to discontinued operations of $0.3 million for the three months ended March 31, 2013.
(2)	Includes interest expense related to discontinued operations of $1.8 million for the three months ended March 31, 2013.

(3)	Includes provision for income taxes related to discontinued operations of $0.9 million for the three months ended March 31, 2013.
(4)	Includes EBITDA related to discontinued operations of $4.4 million for the three months ended March 31, 2013.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

We reported consolidated net income of $67.7 million for the three months ended March 31, 2014 on revenue of $1.9 billion as compared to consolidated net income of $37.5 million on revenue of $1.5 billion for the three months ended March 31, 2013.

Our revenue on a consolidated basis for the three months ended March 31, 2014 increased by $385.8 million, or 26.2%, as compared to the three months ended March 31, 2013. This increase was enhanced by contributions from the Norland Acquisition. However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees, excluding the impact of the Norland Acquisition (up 11.5%), increased sales (up 27.0%) and leasing (up 9.8%) activity. Foreign currency translation had a $14.4 million negative impact on total revenue during the three months ended March 31, 2014, primarily driven by weakness in the Australian dollar, Canadian dollar, Indian rupee and Japanese yen, partially offset by strength in the British pound sterling and Euro in the current year versus the prior year.

Our cost of services on a consolidated basis increased by $300.2 million, or 34.9%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $12.5 million positive impact on cost of services during the three months ended March 31, 2014. Cost of services as a percentage of revenue increased from 58.4% for the three months ended March 31, 2013 to 62.4% for the three months ended March 31, 2014, largely due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 59.3% for the three months ended March 31, 2014, compared to 58.4% for the three months ended March 31, 2013.

Our operating, administrative and other expenses on a consolidated basis increased by $58.9 million, or 12.5%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs, including bonuses, as well as increased insurance, marketing and travel costs also contributed to the variance. Foreign currency translation had a $2.8 million positive impact on total operating expenses during the three months ended March 31, 2014. Operating expenses as a percentage of revenue decreased from 31.8% for the three months ended March 31, 2013 to 28.4% for the three months ended March 31, 2014, as a result of the Norland Acquisition and reflective of the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $18.9 million, or 40.9%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the Norland Acquisition.

Our gain on disposition of real estate on a consolidated basis was $6.7 million for the three months ended March 31, 2014 as compared to $3.1 million for the three months ended March 31, 2013. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $5.3 million, or 53.9%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the current year.

Our other income on a consolidated basis increased by $2.1 million, or 78.2%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and was primarily reported within our Global Investment Management segment. This increase primarily relates to higher net realized and unrealized gains in the current year related to co-investments in our real estate securities business.

Our consolidated interest income was $1.6 million for the three months ended March 31, 2014 versus $2.0 million for the three months ended March 31, 2013.

Our consolidated interest expense decreased by $14.4 million, or 33.9%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, reflecting the effects of our refinancing activities in early 2013.

During the three months ended March 31, 2013, we wrote off financing costs on a consolidated basis totaling $13.6 million. This included the write-off of $10.4 million of unamortized deferred financing costs associated with our previous credit agreement and $3.2 million of fees incurred in connection with our new credit agreement. There were no financing costs written off during the three months ended March 31, 2014.

Our provision for income taxes on a consolidated basis was $37.9 million for the three months ended March 31, 2014 as compared to $19.0 million for the three months ended March 31, 2013. This increase was driven by the significant growth in pre-tax income in the current year. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased slightly to 35.9% for the three months ended March 31, 2014 as compared to 34.5% for the three months ended March 31, 2013, primarily due to an increase in losses sustained in jurisdictions where no tax benefit could be provided. We anticipate our full year 2014 effective tax rate to be approximately 35%.

Our consolidated income from discontinued operations, net of income taxes, was $21.2 million for the three months ended March 31, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests.

Our net income attributable to non-controlling interests on a consolidated basis was $0.3 million for the three months ended March 31, 2014 as compared to $24.3 million for the three months ended March 31, 2013. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
Americas
Revenue	$1,021,681	100.0%	$925,972	100.0%
Costs and expenses:
Cost of services	660,270	64.6	594,021	64.2
Operating, administrative and other	240,667	23.6	229,486	24.8
Depreciation and amortization	34,158	3.3	27,833	3.0

Operating income	$86,586	8.5%	$74,632	8.0%

EBITDA (1)	$125,762	12.3%	$106,351	11.5%

EMEA
Revenue	$518,679	100.0%	$228,634	100.0%
Costs and expenses:
Cost of services	371,547	71.6	145,692	63.7
Operating, administrative and other	124,533	24.1	83,776	36.6
Depreciation and amortization	17,463	3.3	5,396	2.4

Operating income (loss)	$5,136	1.0%	$(6,230)	(2.7)%

EBITDA (1)	$23,365	4.5%	$(545)	(0.2)%

Asia Pacific
Revenue	$195,643	100.0%	$181,431	100.0%
Costs and expenses:
Cost of services	129,643	66.3	121,503	67.0
Operating, administrative and other	57,749	29.5	54,124	29.8
Depreciation and amortization	3,068	1.6	2,882	1.6

Operating income	$5,183	2.6%	$2,922	1.6%

EBITDA (1)	$8,241	4.2%	$5,847	3.2%

Global Investment Management
Revenue	$112,463	100.0%	$126,642	100.0%
Costs and expenses:
Operating, administrative and other	84,998	75.6	87,754	69.3
Depreciation and amortization	9,366	8.3	8,811	7.0

Operating income	$18,099	16.1%	$30,077	23.7%

EBITDA (1) (2)	$28,263	25.1%	$40,326	31.8%

Development Services
Revenue	$12,376	100.0%	$12,384	100.0%
Costs and expenses:
Operating, administrative and other	20,448	165.2	14,401	116.3
Depreciation and amortization	1,148	9.3	1,359	10.9
Gain on disposition of real estate	6,697	54.1	3,149	25.4

Operating loss	$(2,523)	(20.4)%	$(227)	(1.8)%

EBITDA (1) (3)	$11,575	93.5%	$7,775	62.8%

(1)	See Note 16 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.

(2)	Includes EBITDA related to discontinued operations of $0.6 million for the three months ended March 31, 2013.
(3)	Includes EBITDA related to discontinued operations of $3.8 million for the three months ended March 31, 2013.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Americas

Revenue increased by $95.7 million, or 10.3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This improvement was primarily driven by higher property, facilities and project management fees, as well as improved leasing and sales activity. Foreign currency translation had a $9.5 million negative impact on total revenue during the three months ended March 31, 2014, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $66.2 million, or 11.2%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $6.1 million positive impact on cost of services during the three months ended March 31, 2014. Cost of services as a percentage of revenue was relatively consistent at 64.6% for the three months ended March 31, 2014 versus 64.2% for the three months ended March 31, 2013.

Operating, administrative and other expenses increased by $11.2 million, or 4.9%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount, as well as higher insurance, marketing and travel costs. Foreign currency translation had a $2.5 million positive impact on total operating expenses during the three months ended March 31, 2014.

EMEA

Revenue increased by $290.0 million, or 126.9%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was enhanced by contributions from the Norland Acquisition. Excluding Norland, revenue was up 32.0% and growth was strong across all major business lines, most notably in property, facilities and project management, sales and leasing activity. Foreign currency translation had a $12.1 million positive impact on total revenue during the three months ended March 31, 2014, primarily driven by strength in the British pound sterling and Euro when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $225.9 million, or 155.0%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. Foreign currency translation had a $6.4 million negative impact on cost of services during the three months ended March 31, 2014. Cost of services as a percentage of revenue increased to 71.6% for the three months ended March 31, 2014 from 63.7% for the three months ended March 31, 2013, mainly due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 61.4% for the three months ended March 31, 2014, an improvement over the 63.7% of revenue recorded in the year ago quarter, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $40.8 million, or 48.6%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance, as well as increased marketing, travel and consulting costs also contributed to the current year increase. Foreign currency translation had a $3.5 million negative impact on total operating expenses during the three months ended March 31, 2014.

Asia Pacific

Revenue increased by $14.2 million, or 7.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, reflecting improved overall performance in several countries, most notably in Australia, China and Japan, particularly in sales revenue. Foreign currency translation had a $19.0 million negative impact on total revenue during the three months ended March 31, 2014, primarily driven by weakness in the Australian dollar, Japanese yen and Indian rupee when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $8.1 million, or 6.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, driven by increased commission expense resulting from higher sales transaction revenue. Foreign currency translation had a $12.8 million positive impact on cost of services during the three months ended March 31, 2014. Cost of services as a percentage of revenue decreased to 66.3% for the three months ended March 31, 2014 from 67.0% for the three months ended March 31, 2013, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $3.6 million, or 6.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily driven by higher payroll-related costs, including bonuses, which resulted from improved operating performance, as well as higher consulting and legal costs. Foreign currency translation had a $5.0 million positive impact on total operating expenses during the three months ended March 31, 2014.

Global Investment Management

Revenue decreased by $14.2 million, or 11.2%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily driven by reduced asset management fees, reflecting the sale of assets in 2013 to harvest gains for fund investors and the decision to internalize the management of a private REIT. Foreign currency translation had a $2.0 million positive impact on total revenue during the three months ended March 31, 2014.

Operating, administrative and other expenses decreased by $2.8 million, or 3.1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease was primarily driven by lower costs due to the sale of assets and internalization of the management of a private REIT discussed above. Foreign currency translation had a $1.2 million negative impact on total operating expenses during the three months ended March 31, 2014.

Total AUM as of March 31, 2014 totaled $90.2 billion, up 1.2% from year-end 2013. This business is transitioning from gain-harvesting in 2013 to capital-deployment in 2014. AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of:

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

Development Services

Revenue was consistent at $12.4 million for both the three months ended March 31, 2014 and 2013.

Operating, administrative and other expenses increased by $6.0 million, or 42.0%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily driven by higher bonuses due to improved operating performance.

As of March 31, 2014, development projects in process totaled $5.0 billion, up 2.0% from year-end 2013, and the inventory of pipeline deals totaled $1.8 billion, up 20.0% from year-end 2013.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2014 include up to approximately $185 million of anticipated net capital expenditures. During the three months ended March 31, 2014, we incurred $12.4 million of net capital expenditures. As of March 31, 2014, we had committed to fund $23.6 million of additional capital to unconsolidated subsidiaries within our Development Services business, which may be called at any time. Additionally, as of March 31, 2014, we had aggregate commitments of $9.4 million to fund future co-investments in our Global Investment Management business, $7.4 million of which is expected to be funded in 2014.

In December 2013, we fortified our real estate outsourcing platform in Europe with the acquisition of Norland for approximately $475 million, which was financed with cash on hand and borrowings under our revolving credit facility. During 2011, we required substantial amounts of debt financing to fund strategic acquisitions. We also conducted three debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, the second, in 2010, was to take advantage of low interest rates and term availability, and the third, in March 2013, was also to take advantage of market conditions to refinance other debt. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may again seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at lower interest rates, with longer maturities or at better terms.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $67.7 million and $68.0 million at March 31, 2014 and December 31, 2013, respectively. We expect to contribute a total of $6.2 million to fund our pension plans for the year ending December 31, 2014, of which $1.6 million was funded as of March 31, 2014.

The third long-term liquidity need is the payment of obligations related to acquisitions. As of March 31, 2014 and December 31, 2013, we had $90.8 million and $86.9 million, respectively, of deferred purchase consideration outstanding included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $270.0 million for the three months ended March 31, 2014, an increase of $190.1 million as compared to the three months ended March 31, 2013. The increase in cash used in operating activities in the current year was primarily due to higher net payments to vendors, higher income taxes and bonuses paid in the current year and greater sales of real estate held for sale and under development in the prior year. These items were partially offset by an increase in bonus accruals in the current year.

Investing Activities

Net cash used in investing activities totaled $3.5 million for the three months ended March 31, 2014 as compared to net cash provided by investing activities of $13.6 million for the three months ended March 31, 2013. This variance was primarily driven by proceeds received from the sale of real estate held for investment in the prior year, which did not recur in the current year, as well as greater amounts paid for acquisitions in the current year. These items were partially offset by higher net purchases of available for sale securities in the prior year and greater distributions from unconsolidated subsidiaries received in the current year.

Financing Activities

Net cash provided by financing activities totaled $208.3 million for the three months ended March 31, 2014 as compared to net cash used in financing activities of $496.7 million for the three months ended March 31, 2013. This variance was primarily due to our refinancing efforts in the first quarter of 2013, including the net repayment of $1.2 billion of senior secured term loans, partially offset by the issuance of $800.0 million in aggregate principal amount of 5.00% senior notes. Increased net borrowings under our revolving credit facility in the current year and higher net repayments of notes payable on real estate within our Development Services segment in the prior year also contributed to the variance.

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

The revolving credit facility allows for borrowings outside of the United States, with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of March 31, 2014 and December 31, 2013, we had $359.5 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.4% and 2.2%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2014, letters of credit totaling $11.5 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of March 31, 2014 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of March 31, 2014, we had $675.4 million of term loan facilities principal outstanding (including $462.5 million of tranche A term loan facility and $212.9 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, the fair values of such interest rate swap agreements were reflected as a $28.6 million liability and a $29.0 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

On March 14, 2013, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $800.0 million at both March 31, 2014 and December 31, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. At any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. In addition, prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may have been redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the then outstanding 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $350.0 million at both March 31, 2014 and December 31, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 10.43x for the trailing twelve months ended March 31, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.65x as of March 31, 2014. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 5.00% senior notes and 6.625% senior notes.

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

We had short-term borrowings of $666.1 million and $517.1 million as of March 31, 2014 and December 31, 2013, respectively, with related weighted average interest rates of 2.1% and 1.9%, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $5.0 million revolving credit note, bears interest at 0.25% and has a maturity date of May 31, 2015. As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of April 30, 2015. As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 31, 2014. As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under this facility.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $175.0 million line of credit, bears interest at the daily LIBOR plus 1.90% and has a maturity date of October 27, 2014.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and currently provides for a $300.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.50% and has a maturity date of June 30, 2014.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.65% and has a maturity date of July 29, 2014.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provided for a $200.0 million warehouse facility, bore interest at the daily one-month LIBOR plus 2.25% and expired on January 16, 2014.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement provides for a $25.0 million secured revolving line of credit, bears interest at daily LIBOR plus 2.75% and has a maturity date of March 15, 2015.

During the three months ended March 31, 2014, we had a maximum of $474.9 million of warehouse lines of credit principal outstanding. As of March 31, 2014 and December 31, 2013, we had $306.6 million and $374.6 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $310.7 million and $381.5 million of mortgage loans held for sale (warehouse receivables), as of March 31, 2014 and December 31, 2013, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $21.7 million as of March 31, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through January 2015.

We had guarantees totaling $12.9 million as of March 31, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $12.9 million partly consists of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $67.7 million as of March 31, 2014), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities. The remainder of the guarantees mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through June 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $8.0 billion at March 31, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $368.0 million at March 31, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2014 and December 31, 2013, CBRE MCI had $20.6 million and $16.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $14.1 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $202.5 million (including $56.8 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2014.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2014, we had aggregate commitments of $9.4 million to fund future co-investments, $7.4 million of which is expected to be funded in 2014. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2014, we had committed to fund $23.6 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU states that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, with early adoption permitted. The adoption of this update on January 1, 2014 did not have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. The adoption of this update on January 1, 2014 did not have a material impact on our consolidated financial position.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU states that only disposals representing a strategic shift and having a major effect on an organization’s operations should be presented as discontinued operations. ASU 2014-08 is effective prospectively for all disposals or components of a business classified as held for sale during fiscal periods beginning after December 15, 2014, with early adoption permitted. We elected to early adopt ASU 2014-08 on January 1, 2014. The adoption of this update did not have a material effect on our consolidated financial position, results of operations or disclosure requirements for our consolidated financial statements.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	the sustainability of the recovery in our investment sales and leasing business;

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•

volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors affecting the value of real estate assets, inside and outside the United States;

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

•

the ability of our Global Investment Management business to maintain and grow assets under management, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2013, in particular in “Item 1A, Risk Factors”, or in the other documents and reports we file with the Securities and Exchange Commission.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

During the three months ended March 31, 2014, approximately 47% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, the British pound sterling, the Canadian dollar, the Chinese yuan, the Euro, the Indian rupee, the Japanese yen and the Singapore dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report on Form 10-Q were gains of $0.3 million for the three months ended March 31, 2013, resulting from net gains on foreign currency exchange option agreements. As of March 31, 2014 and December 31, 2013, we did not have any foreign currency exchange option agreements outstanding.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the fair values of these interest rate swap agreements were reflected as a $28.6 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2014, we began a foreign currency exchange hedging program by entering into 38 foreign currency exchange forward contracts. These forward contracts include agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering a notional amount of $209.7 million. The purpose of these forward contracts is to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, the changes in the fair values of these contracts are recorded directly in earnings as they occur through other income (loss). The net impact on earnings resulting from gains and/or losses associated with these forward contracts has not been significant. As of March 31, 2014, the fair value of forward contracts with three counterparties aggregated to a $0.9 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.8 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior secured term loans was approximately $676.2 million at March 31, 2014. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 6.625% senior notes were $807.1 million and $374.9 million, respectively, at March 31, 2014.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at March 31, 2014, the net impact of the additional interest cost would be a decrease of $0.7 million on pre-tax income and an increase of $0.7 million on cash used in operating activities for the three months ended March 31, 2014.

We also have $131.9 million of notes payable on real estate as of March 31, 2014. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.2 million for the three months ended March 31, 2014. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1	11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2	10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1	4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3	7/30/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1		10/12/2010

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.2		7/29/2011

4.4	Form of Exchange Note relating to 6.625% Senior Notes due October 15, 2020	8-K	001-32205	4.41		10/12/2010

4.5(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(a)	5/10/2013

4.5(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.5(c)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3	4/16/2013

11	Statement concerning Computation of Per Share Earnings (filed as Note 13 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CBRE GROUP, INC.

Date: May 12, 2014	/S/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: May 12, 2014	/S/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)