Form 10-Q
period 2014-06-30
CBRE GROUP, INC.
filed 2014-08-11
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of Class A common stock outstanding at July 31, 2014 was 332,117,706.

FORM 10-Q

June 30, 2014

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$381,866	$491,912
Restricted cash	46,986	61,155
Receivables, less allowance for doubtful accounts of $45,878 and $40,262 at June 30, 2014 and December 31, 2013, respectively	1,638,197	1,486,489
Warehouse receivables	739,616	381,545
Trading securities	71,012	58,442
Income taxes receivable	35,210	—
Prepaid expenses	133,237	125,151
Deferred tax assets, net	194,141	188,533
Real estate and other assets held for sale	13,204	—
Real estate under development	—	19,133
Available for sale securities	311	—
Other current assets	84,691	67,452

Total Current Assets	3,338,471	2,879,812
Property and equipment, net	455,322	458,596
Goodwill	2,334,972	2,290,474
Other intangible assets, net of accumulated amortization of $417,314 and $348,566 at June 30, 2014 and December 31, 2013, respectively	816,674	841,228
Investments in unconsolidated subsidiaries	214,414	198,696
Real estate under development	6,165	822
Real estate held for investment	67,453	106,999
Available for sale securities	63,961	56,800
Other assets, net	174,339	164,987

Total Assets	$7,471,771	$6,998,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$770,494	$817,519
Compensation and employee benefits payable	517,563	486,993
Accrued bonus and profit sharing	377,164	612,114
Income taxes payable	—	11,111
Short-term borrowings:
Warehouse lines of credit	731,461	374,597
Revolving credit facility	335,991	142,484
Other	6,585	16

Total short-term borrowings	1,074,037	517,097
Current maturities of long-term debt	42,330	42,245
Notes payable on real estate	23,425	62,017
Liabilities related to real estate and other assets held for sale	12,172	—
Other current liabilities	58,779	56,644

Total Current Liabilities	2,875,964	2,605,740
Long-Term Debt:
5.00% senior notes	800,000	800,000
Senior secured term loans	625,788	645,613
6.625% senior notes	350,000	350,000
Other long-term debt	1,441	2,822

Total Long-Term Debt	1,777,229	1,798,435
Notes payable on real estate	54,412	68,455
Deferred tax liabilities, net	134,766	160,777
Non-current tax liabilities	63,150	65,520
Pension liability	69,146	68,012
Other liabilities	322,829	295,469

Total Liabilities	5,297,496	5,062,408
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 332,116,454 and 331,927,166 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,321	3,319
Additional paid-in capital	1,010,837	981,997
Accumulated earnings	1,229,719	1,056,592
Accumulated other comprehensive loss	(111,095)	(146,123)

Total CBRE Group, Inc. Stockholders’ Equity	2,132,782	1,895,785
Non-controlling interests	41,493	40,221

Total Equity	2,174,275	1,936,006

Total Liabilities and Equity	$7,471,771	$6,998,414

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2,126,806	$1,742,014	$3,987,648	$3,217,077

Costs and expenses:
Cost of services	1,314,473	1,018,827	2,475,933	1,880,043
Operating, administrative and other	566,202	499,458	1,094,597	968,999
Depreciation and amortization	63,295	43,601	128,498	89,882

Total costs and expenses	1,943,970	1,561,886	3,699,028	2,938,924
Gain on disposition of real estate	23,170	7,496	29,867	10,645

Operating income	206,006	187,624	318,487	288,798
Equity income from unconsolidated subsidiaries	9,264	6,544	24,264	16,293
Other income	6,364	1,533	11,165	4,227
Interest income	1,146	1,490	2,723	3,518
Interest expense	28,470	37,532	56,485	79,927
Write-off of financing costs	—	42,715	—	56,295

Income from continuing operations before provision for income taxes	194,310	116,944	300,154	176,614
Provision for income taxes	64,111	45,815	102,013	64,819

Income from continuing operations	130,199	71,129	198,141	111,795
Income from discontinued operations, net of income taxes	—	3,105	—	24,294

Net income	130,199	74,234	198,141	136,089
Less: Net income attributable to non-controlling interests	24,735	4,332	25,014	28,641

Net income attributable to CBRE Group, Inc.	$105,464	$69,902	$173,127	$107,448

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.32	$0.21	$0.52	$0.32
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	0.01

Net income attributable to CBRE Group, Inc.	$0.32	$0.21	$0.52	$0.33

Weighted average shares outstanding for basic income per share	330,133,061	327,423,589	330,084,525	327,093,358

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.32	$0.21	$0.52	$0.31
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	0.01

Net income attributable to CBRE Group, Inc.	$0.32	$0.21	$0.52	$0.32

Weighted average shares outstanding for diluted income per share	333,918,620	331,631,185	333,634,342	331,218,705

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$105,464	$69,277	$173,127	$105,367
Income from discontinued operations, net of tax	—	625	—	2,081

Net income	$105,464	$69,902	$173,127	$107,448

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$130,199	$74,234	$198,141	$136,089
Other comprehensive income (loss):
Foreign currency translation gain (loss)	24,873	(24,524)	36,446	(47,315)
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	(984)	7,683	(688)	9,118
Unrealized holding losses on available for sale securities, net	(1,294)	(216)	(856)	(384)
Other, net	(140)	33	135	1,196

Total other comprehensive income (loss)	22,455	(17,024)	35,037	(37,385)

Comprehensive income	152,654	57,210	233,178	98,704
Less: Comprehensive income attributable to non-controlling interests	24,738	3,533	25,023	27,883

Comprehensive income attributable to CBRE Group, Inc.	$127,916	$53,677	$208,155	$70,821

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198,141	$136,089
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	128,498	90,752
Amortization and write-off of financing costs	3,645	25,247
Amortization and write-off of debt discount	—	9,477
Gain on sale of loans, servicing rights and other assets	(33,277)	(50,623)
Net realized and unrealized gains from investments	(11,165)	(4,227)
Gain on disposition of real estate held for investment	(23,028)	(16,502)
Equity income from unconsolidated subsidiaries	(24,264)	(16,293)
Provision for doubtful accounts	4,507	3,618
Deferred income taxes	(7,884)	(3,453)
Compensation expense related to stock options and non-vested stock awards	24,471	22,299
Incremental tax benefit from stock options exercised	(2,158)	(7,925)
Distribution of earnings from unconsolidated subsidiaries	9,297	7,884
Tenant concessions received	6,199	9,474
Purchase of trading securities	(35,728)	(66,941)
Proceeds from sale of trading securities	32,786	142,643
Proceeds from securities sold, not yet purchased	—	40,548
Securities purchased to cover short sales	—	(91,969)
(Increase) decrease in receivables	(123,958)	12,216
Increase in prepaid expenses and other assets	(21,841)	(7,728)
Decrease in real estate held for sale and under development	4,438	133,676
Decrease in accounts payable and accrued expenses	(62,939)	(14,898)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(223,419)	(218,109)
Increase in income taxes receivable/payable	(72,131)	(40,282)
Increase (decrease) in other liabilities	10,820	(8,447)
Other operating activities, net	(4,994)	(1,855)

Net cash (used in) provided by operating activities	(223,984)	84,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,605)	(39,552)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(29,777)	(35,786)
Contributions to unconsolidated subsidiaries	(25,440)	(23,666)
Distributions from unconsolidated subsidiaries	22,847	21,875
Net proceeds from disposition of real estate held for investment	68,183	109,189
Additions to real estate held for investment	(5,144)	(1,800)
Proceeds from the sale of servicing rights and other assets	12,820	18,890
Decrease in restricted cash	14,201	10,176
Purchase of available for sale securities	(41,466)	(44,076)
Proceeds from the sale of available for sale securities	35,056	43,586
Other investing activities, net	327	6,194

Net cash (used in) provided by investing activities	(1,998)	65,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	715,000
Repayment of senior secured term loans	(19,825)	(1,619,192)
Proceeds from revolving credit facility	1,154,568	338,127
Repayment of revolving credit facility	(962,315)	(266,236)
Proceeds from issuance of 5.00% senior notes	—	800,000
Repayment of 11.625% senior subordinated notes	—	(450,000)
Proceeds from notes payable on real estate held for investment	3,575	1,641
Repayment of notes payable on real estate held for investment	(22,990)	(72,369)
Proceeds from notes payable on real estate held for sale and under development	4,885	3,481
Repayment of notes payable on real estate held for sale and under development	(32,984)	(112,553)
Proceeds from short-term borrowings, net	6,538	14,743
Proceeds from exercise of stock options	2,209	3,986
Incremental tax benefit from stock options exercised	2,158	7,925
Non-controlling interests contributions	574	253
Non-controlling interests distributions	(24,120)	(74,543)
Payment of financing costs	(104)	(28,790)
Other financing activities, net	(1,446)	(1,462)

Net cash provided by (used in) financing activities	110,723	(739,989)
Effect of currency exchange rate changes on cash and cash equivalents	5,213	(13,514)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(110,046)	(603,802)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	491,912	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$381,866	$485,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51,214	$66,575

Income tax payments, net	$182,315	$111,293

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2013	$3,319	$981,997	$1,056,592	$(146,123)	$40,221	$1,936,006
Net income	—	—	173,127	—	25,014	198,141
Stock options exercised (including tax benefit)	2	4,365	—	—	—	4,367
Compensation expense for stock options and non-vested stock awards	—	24,471	—	—	—	24,471
Foreign currency translation gain	—	—	—	36,437	9	36,446
Unrealized losses on interest rate swaps and interest rate caps, net	—	—	—	(688)	—	(688)
Unrealized holding losses on available for sale securities, net	—	—	—	(856)	—	(856)
Contributions from non-controlling interests	—	—	—	—	574	574
Distributions to non-controlling interests	—	—	—	—	(24,120)	(24,120)
Other	—	4	—	135	(205)	(66)

Balance at June 30, 2014	$3,321	$1,010,837	$1,229,719	$(111,095)	$41,493	$2,174,275

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), have been prepared in accordance with the rules applicable to Quarterly Reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Certain reclassifications have been made to the 2013 financial statements to conform with the 2014 presentation.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2014. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2013.

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective on January 1, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

periods beginning after December 15, 2015, with early adoption permitted. We elected to early adopt this ASU retrospectively to all awards with performance targets that were outstanding as of January 1, 2013 and to all new or modified awards thereafter. Given that we only began granting performance-based stock awards in the latter part of 2013, the adoption of this update did not have a material impact on our consolidated financial position or results of operations.

3. Norland Acquisition

On December 23, 2013, we acquired 100% of the outstanding stock of London-based Norland Managed Services, Ltd (Norland), which fortified our real estate outsourcing platform in Europe within our EMEA segment (Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market. The purchase price for the Norland Acquisition was approximately $474 million, with $433.9 million paid at closing and the remaining contingent consideration paid in July 2014. The Norland Acquisition was financed with cash on hand and borrowings under our revolving credit facility. On December 23, 2013, we also issued an aggregate of 362,916 shares of non-vested Class A common stock to certain members of senior management of Norland in connection with this acquisition.

The acquisition agreement provided for a contingent payment of up to 50 million British pounds sterling if certain performance criteria were met post-acquisition. In measuring the fair value of the contingent consideration at acquisition date, we assigned probabilities of achievement to the performance criteria, based on the nature of the performance criteria and our due diligence performed at the time of the acquisition. The fair value of this contingent consideration at acquisition date was based on the weighted probability of achievement of a certain earnings before interest, taxes, depreciation and amortization (EBITDA) level for the twelve months ended March 31, 2014, which ranged from 22.1 million to 35.0 million British pounds sterling. We valued this contingent payment at 25.5 million British pounds sterling (or $41.8 million) at acquisition date, which was recorded within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

During the six months ended June 30, 2014, the contingent payment was trued up to 24.4 million British pounds sterling (or $40.0 million) based upon the EBITDA achieved for the twelve months ended March 31, 2014. The reduction of approximately $1.8 million from what was initially recorded at acquisition date was reflected in earnings for the six months ended June 30, 2014 in the accompanying consolidated statements of operations. The finalized contingent consideration due of 24.4 million British pounds sterling (approximately $40.0 million) was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of June 30, 2014 and was paid in July 2014. No further amounts are due under the Norland Acquisition agreement.

The purchase accounting for the Norland Acquisition has been finalized. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Norland Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from Norland with ours. No goodwill recorded in connection with the Norland Acquisition is deductible for tax purposes.

Unaudited pro forma results, assuming the Norland Acquisition had occurred as of January 1, 2013 for purposes of the 2013 pro forma disclosures, are presented below. They include certain adjustments for the three and six months ended June 30, 2013, including $9.9 million and $20.9 million, respectively, of increased amortization expense as a result of intangible assets acquired in the Norland Acquisition, $0.3 million and $0.6 million, respectively, of additional interest expense as a result of debt incurred to finance the Norland Acquisition, and the tax impact of the pro forma adjustments. These unaudited pro forma results have been

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Norland Acquisition occurred on January 1, 2013 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$1,894,064	$3,521,176
Operating income	$183,367	$279,243
Net income attributable to CBRE Group, Inc.	$65,748	$98,343
Basic income per share	$0.20	$0.30
Weighted average shares outstanding for basic income per share	327,423,589	327,093,358
Diluted income per share	$0.20	$0.30
Weighted average shares outstanding for diluted income per share	331,631,185	331,218,705

4. Variable Interest Entities (VIEs)

A consolidated subsidiary (the Venture) in our Global Investment Management segment sponsored investments by third-party investors in certain commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as the Entities) that were owned by the third-party investors. The Venture also formed and was a member of a limited liability company for each property that served as master tenant (Master Tenant). Each Master Tenant leased the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant had the power to direct the day-to-day asset management activities that most significantly impacted the economic performance of the Entities. As a result, the Entities were deemed to be VIEs since the third-party investors holding the equity investment at risk in the Entities did not direct the day-to-day activities that most significantly impacted the economic performance of the properties held by the Entities. The Venture made voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves. As of the most recent reconsideration date, such financial support was significant enough that the Venture was deemed to be the primary beneficiary of each Entity.

No financial support was provided by the Venture to the Entities during the six months ended June 30, 2014 and 2013. The assets of the Entities were the sole collateral for the mortgage notes payable and other liabilities of the Entities and as such, the creditors and equity investors of these Entities had no recourse to our assets held outside of these Entities.

During the six months ended June 30, 2014, the remaining two commercial properties were sold. As of June 30, 2014, we no longer hold interests in VIEs in which we are the primary beneficiary. Investments in real estate of $39.9 million and nonrecourse mortgage notes payable of $41.7 million ($0.9 million of which is current) were included in real estate assets held for sale or investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of December 31, 2013. In addition, a non-controlling deficit of $1.8 million in the accompanying consolidated balance sheets as of December 31, 2013 was attributable to the Entities.

On January 1, 2014, we adopted ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

of Components of an Entity” and as a result, we no longer report discontinued operations in the ordinary course of our business. Prior to January 1, 2014, in the ordinary course of business, if we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred.

Operating results relating to the Entities for the three and six months ended June 30, 2014 and 2013 include the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$1,459	$2,022	$3,561	$4,029
Operating, administrative and other expenses	$1,355	$1,036	$2,588	$2,046
Gain on disposition of real estate	$23,028	$—	$23,028	$—
Income from discontinued operations, net of income taxes	$—	$—	$—	$15,236
Net income (loss) attributable to non-controlling interests	$22,202	$(342)	$21,724	$14,551

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2014 and December 31, 2013, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Investments in unconsolidated subsidiaries	$30,923	$33,787
Other assets, current	3,750	3,547
Co-investment commitments	200	200

Maximum exposure to loss	$34,873	$37,534

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

There were no significant transfers in and out of Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	As of June 30, 2014
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$5,671	$—	$—	$5,671
Debt securities issued by U.S. federal agencies	—	6,897	—	6,897
Corporate debt securities	—	18,279	—	18,279
Asset-backed securities	—	6,097	—	6,097
Collateralized mortgage obligations	—	2,010	—	2,010

Total debt securities	5,671	33,283	—	38,954
Equity securities	25,318	—	—	25,318

Total available for sale securities	30,989	33,283	—	64,272
Trading securities	71,012	—	—	71,012
Warehouse receivables	—	739,616	—	739,616
Foreign currency exchange forward contracts	—	666	—	666

Total assets at fair value	$102,001	$773,565	$—	$875,566

Liabilities
Interest rate swaps	$—	$30,262	$—	$30,262
Foreign currency exchange forward contracts	—	3,510	—	3,510

Total liabilities at fair value	$—	$33,772	$—	$33,772

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At June 30, 2014 and December 31, 2013, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps and foreign currency exchange forward contracts is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign currency exchange forward curves. The fair values of interest rate swaps and foreign currency exchange forward contracts are determined using the market standard methodology of netting the discounted future estimated cash payments/receipts. The estimated cash flows are based on an expectation of future interest rates or foreign currency exchange rates using forward curves derived from observable market interest rate and foreign currency exchange forward curves. To comply

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2014, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2014 and 2013.

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

Foreign Currency Exchange Forward Contracts: These assets and liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

Short-Term Borrowings: The majority of this balance represents our warehouse lines of credit for CBRE Capital Markets, Inc. (CBRE Capital Markets) and our revolving credit facility outstanding. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value.

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $666.0 million and $687.6 million at June 30, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $665.4 million and $685.3 million at June 30, 2014 and December 31, 2013, respectively (see Note 11).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $810.0 million and $769.4 million at June 30, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $800.0 million at both June 30, 2014 and December 31, 2013.

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $372.3 million and $372.8 million at June 30, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $350.0 million at both June 30, 2014 and December 31, 2013.

Notes Payable on Real Estate: As of June 30, 2014 and December 31, 2013, the carrying value of our notes payable on real estate was $89.8 million and $130.5 million, respectively (see Note 10). These borrowings generally have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $4.0 million of these notes payable were recourse to us as of both June 30, 2014 and December 31, 2013.

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

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2014 and 2013. We recorded net losses of $1.7 million and $1.3 million, respectively, during the three and six months ended June 30, 2014 and net gains of $12.8 million and $15.1 million, respectively, during the three and six months ended June 30, 2013 to other comprehensive income/loss in relation to such interest rate swap agreements. As of June 30, 2014, we estimate that $11.8 million will be reclassified to interest expense during the next twelve months. As of June 30, 2014 and December 31, 2013, the fair values of such interest rate swap agreements were reflected as a $30.3 million liability and a $29.0 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering a notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations were net losses of $3.4 million for both the three and six months ended June 30, 2014, resulting from net losses on foreign currency exchange forward contracts. As of June 30, 2014, we had 22 foreign currency exchange forward contracts outstanding covering a notional amount of $155.5 million. As of June 30, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.7 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of June 30, 2014, the fair value of forward contracts with four counterparties aggregated to a $3.5 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

7. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Global Investment Management:
Revenue	$191,913	$170,986	$426,248	$394,534
Operating loss	$(150,306)	$(78,706)	$(321,899)	$(94,136)
Net (loss) income	$(93,821)	$(4,082)	$(253,972)	$17,309
Development Services:
Revenue	$8,399	$16,521	$22,835	$31,540
Operating income (loss)	$1,945	$(4,298)	$18,407	$1,139
Net income	$128	$4,592	$15,211	$7,352
Other:
Revenue	$46,377	$32,072	$71,582	$68,837
Operating income	$11,677	$8,250	$13,344	$11,460
Net income	$11,698	$8,384	$13,386	$11,544
Total:
Revenue	$246,689	$219,579	$520,665	$494,911
Operating loss	$(136,684)	$(74,754)	$(290,148)	$(81,537)
Net (loss) income	$(81,995)	$8,894	$(225,375)	$36,205

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

There were no real estate assets classified as “held for sale” at December 31, 2013. Real estate and other assets held for sale and related liabilities were as follows at June 30, 2014 (dollars in thousands):

Assets:
Real estate held for sale (see Note 9)	$12,147
Other current assets	432
Property and equipment, net	19
Other assets	606

Total real estate and other assets held for sale	13,204
Liabilities:
Notes payable on real estate held for sale (see Note 10)	11,975
Accounts payable and accrued expenses	29
Other current liabilities	62
Other liabilities	106

Total liabilities related to real estate and other assets held for sale	12,172

Net real estate and other assets held for sale	$1,032

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

	June 30, 2014	December 31, 2013
Real estate included in assets held for sale (see Note 8)	$12,147	$—
Real estate under development (current)	—	19,133
Real estate under development (non-current)	6,165	822
Real estate held for investment (1)	67,453	106,999

Total real estate (2)	$85,765	$126,954

(1)	Net of accumulated depreciation of $13.0 million and $23.6 million at June 30, 2014 and December 31, 2013, respectively.
(2)

Includes lease intangibles of $5.1 million at June 30, 2014 and lease intangibles and tenant origination costs of $5.3 million and $0.1 million, respectively, at December 31, 2013. We record lease intangibles and tenant

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

10. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Current portion of notes payable on real estate	$23,425	$62,017
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	11,975	—

Total notes payable on real estate, current portion	35,400	62,017
Notes payable on real estate, non-current portion	54,412	68,455

Total notes payable on real estate	$89,812	$130,472

At June 30, 2014 and December 31, 2013, $0.1 million and $1.5 million, respectively, of the current portion of notes payable on real estate and $3.9 million and $2.5 million, respectively, of the non-current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

As of June 30, 2014, our Credit Agreement provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of our 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the U.S., with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2014 and December 31, 2013, we had $336.0 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.7% and 2.2%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2014, letters of credit totaling $11.4 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2014 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of June 30, 2014, we had $665.4 million of term loan facilities principal outstanding (consisting of $453.1 million of tranche A term loan facility and $212.3 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (consisting of $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets.

The Credit Agreement is jointly and severally guaranteed by us and substantially all of our domestic subsidiaries. Borrowings under our Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries. Also, the Credit Agreement requires us to pay a fee based on the total amount (whether used or unused) of the revolving credit facility commitment.

On March 14, 2013, CBRE Services, Inc. (CBRE) issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at both June 30, 2014 and December 31, 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 11.61x for the trailing twelve months ended June 30, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.66x as of June 30, 2014.

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

12. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Our management believes that any losses in excess of the amounts accrued arising from such lawsuits are unlikely to be significant, but that litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of that anticipated by management.

We had outstanding letters of credit totaling $27.1 million as of June 30, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2015.

We had guarantees totaling $14.1 million as of June 30, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $14.1 million mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through June 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements. The remainder of the guarantees consist of guarantees related to our defined benefit pension plans in the United Kingdom (U.K.) (in excess of our outstanding pension liability of $69.1 million as of June 30, 2014), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities.

In addition, as of June 30, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $8.6 billion at June 30, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $367.1 million at June 30, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2014 and December 31, 2013, CBRE MCI had $22.1 million and $16.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $15.0 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $374.0 million (including $225.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2014.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2014, we had aggregate commitments of $22.9 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2014, we had committed to fund $24.3 million of additional capital to these unconsolidated subsidiaries.

13. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$105,464	$69,902	$173,127	$107,448
Weighted average shares outstanding for basic income per share	330,133,061	327,423,589	330,084,525	327,093,358

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.32	$0.21	$0.52	$0.33

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$105,464	$69,902	$173,127	$107,448
Weighted average shares outstanding for basic income per share	330,133,061	327,423,589	330,084,525	327,093,358
Dilutive effect of contingently issuable shares	3,360,227	3,477,564	3,120,170	3,238,525
Dilutive effect of stock options	425,332	730,032	429,647	886,822

Weighted average shares outstanding for diluted income per share	333,918,620	331,631,185	333,634,342	331,218,705

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.32	$0.21	$0.52	$0.32

For the three and six months ended June 30, 2014, 10,503 contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2014, options to purchase 7,314 shares of common stock were excluded from the computation of diluted earnings per share, and for the three and six months ended June 30, 2013, options to purchase 55,587 shares of common stock were excluded from the computation of diluted earnings per share. These options were excluded because their inclusion would have had an anti-dilutive effect given that the options’ exercise prices were greater than the average market price of our common stock for each period.

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

Net periodic pension (benefit) cost consisted of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$4,477	$3,767	$8,908	$7,655
Expected return on plan assets	(5,857)	(3,808)	(11,653)	(7,737)
Amortization of unrecognized net loss	668	601	1,330	1,220

Net periodic pension (benefit) cost	$(712)	$560	$(1,415)	$1,138

We contributed $1.5 million and $3.1 million to fund our pension plans during the three and six months ended June 30, 2014, respectively. We expect to contribute a total of $6.3 million to fund our pension plans for the year ending December 31, 2014.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15. Discontinued Operations

As previously mentioned, on January 1, 2014, we adopted ASU 2014-08 and as a result, no longer anticipate reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, in the ordinary course of business, if we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred. Real estate operations and dispositions accounted for as discontinued operations for the three and six months ended June 30, 2013 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$4,971	$8,934
Costs and expenses:
Operating, administrative and other	2,920	4,899
Depreciation and amortization	614	870

Total costs and expenses	3,534	5,769
Gain on disposition of real estate	3,459	25,640

Operating income	4,896	28,805
Interest expense	1,366	3,147

Income from discontinued operations, before provision for income taxes	3,530	25,658
Provision for income taxes	425	1,364

Income from discontinued operations, net of income taxes	3,105	24,294
Less: Income from discontinued operations attributable to non-controlling interests	2,480	22,213

Income from discontinued operations attributable to CBRE Group, Inc.	$625	$2,081

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Americas	$1,235,720	$1,113,601	$2,257,401	$2,039,573
EMEA	510,987	270,277	1,029,666	498,911
Asia Pacific	241,214	233,130	436,857	414,561
Global Investment Management	126,314	115,109	238,777	241,751
Development Services	12,571	9,897	24,947	22,281

	$2,126,806	$1,742,014	$3,987,648	$3,217,077

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA
Americas	$169,404	$163,306	$295,166	$269,657
EMEA	27,369	11,740	50,734	11,195
Asia Pacific	23,765	26,013	32,006	31,860
Global Investment Management	38,129	32,001	66,392	72,327
Development Services	1,527	7,420	13,102	15,195

	$260,194	$240,480	$457,400	$400,234

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

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Americas
Net income attributable to CBRE Group, Inc.	$92,304	$51,075	$162,770	$80,613
Add:
Depreciation and amortization	35,187	26,724	69,345	54,557
Interest (income) expense, net	(226)	24,476	8,960	55,446
Write-off of financing costs	—	42,715	—	56,295
Royalty and management service income	(2,843)	(9,187)	(3,707)	(19,410)
Provision for income taxes	44,982	27,503	57,798	42,156

EBITDA	$169,404	$163,306	$295,166	$269,657

EMEA
Net loss attributable to CBRE Group, Inc.	$(6,967)	$(864)	$(13,957)	$(6,664)
Add:
Depreciation and amortization	15,319	3,511	32,782	8,907
Interest expense (income), net	17,184	1,229	24,343	(1,019)
Royalty and management service (income) expense, net	(3,070)	3,889	(6,955)	8,030
Provision for income taxes	4,903	3,975	14,521	1,941

EBITDA	$27,369	$11,740	$50,734	$11,195

Asia Pacific
Net income attributable to CBRE Group, Inc.	$8,246	$10,731	$4,002	$9,282
Add:
Depreciation and amortization	3,371	3,001	6,439	5,883
Interest expense, net	768	682	1,103	1,242
Royalty and management service expense	4,623	4,114	8,262	8,777
Provision for income taxes	6,757	7,485	12,200	6,676

EBITDA	$23,765	$26,013	$32,006	$31,860

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Global Investment Management
Net income attributable to CBRE Group, Inc.	$12,234	$6,495	$15,062	$19,616
Add:
Depreciation and amortization (1)	8,452	9,638	17,818	18,567
Interest expense, net (2)	8,745	9,279	17,586	19,545
Royalty and management service expense	1,290	1,184	2,400	2,603
Provision for income taxes	7,408	5,405	13,526	11,996

EBITDA (3)	$38,129	$32,001	$66,392	$72,327

Development Services
Net (loss) income attributable to CBRE Group, Inc.	$(353)	$2,465	$5,250	$4,601
Add:
Depreciation and amortization (4)	966	1,341	2,114	2,838
Interest expense, net (5)	853	1,742	1,770	4,342
Provision for income taxes (6)	61	1,872	3,968	3,414

EBITDA (7)	$1,527	$7,420	$13,102	$15,195

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.4 million and $0.5 million for the three and six months ended June 30, 2013, respectively.
(2)	Includes interest expense related to discontinued operations of $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively.
(3)	Includes EBITDA related to discontinued operations of $0.8 million and $1.4 million for the three and six months ended June 30, 2013, respectively.
(4)	Includes depreciation and amortization expense related to discontinued operations of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively.
(5)	Includes interest expense related to discontinued operations of $0.9 million and $2.2 million for the three and six months ended June 30, 2013, respectively.
(6)	Includes provision for income taxes related to discontinued operations of $0.4 million and $1.3 million for the three and six months ended June 30, 2013, respectively.
(7)	Includes EBITDA related to discontinued operations of $2.2 million and $6.0 million for the three and six months ended June 30, 2013, respectively.

17. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013; condensed consolidating statements of operations for the three and six months ended June 30, 2014 and 2013; condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013; and condensed consolidating statements of cash flows for the six months ended

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2014 and 2013, of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$9,326	$87,045	$285,490	$—	$381,866
Restricted cash	—	—	1,899	45,087	—	46,986
Receivables, net	—	—	562,089	1,076,108	—	1,638,197
Warehouse receivables (a)	—	—	514,092	225,524	—	739,616
Trading securities	—	—	115	70,897	—	71,012
Income taxes receivable	7,591	—	30,387	12,134	(14,902)	35,210
Prepaid expenses	—	—	55,325	77,912	—	133,237
Deferred tax assets, net	—	—	106,715	87,426	—	194,141
Real estate and other assets held for sale	—	—	—	13,204	—	13,204
Available for sale securities	—	—	311	—	—	311
Other current assets	—	616	51,271	32,804	—	84,691

Total Current Assets	7,596	9,942	1,409,249	1,926,586	(14,902)	3,338,471
Property and equipment, net	—	—	331,336	123,986	—	455,322
Goodwill	—	—	1,089,948	1,245,024	—	2,334,972
Other intangible assets, net	—	—	477,108	339,566	—	816,674
Investments in unconsolidated subsidiaries	—	—	156,502	57,912	—	214,414
Investments in consolidated subsidiaries	2,784,405	2,864,338	1,006,889	—	(6,655,632)	—
Intercompany loan receivable	—	1,939,374	700,000	—	(2,639,374)	—
Real estate under development	—	—	826	5,339	—	6,165
Real estate held for investment	—	—	1,497	65,956	—	67,453
Available for sale securities	—	—	61,310	2,651	—	63,961
Other assets, net	—	38,010	89,058	47,271	—	174,339

Total Assets	$2,792,001	$4,851,664	$5,323,723	$3,814,291	$(9,309,908)	$7,471,771

Current Liabilities:
Accounts payable and accrued expenses	$—	$18,521	$169,178	$582,795	$—	$770,494
Compensation and employee benefits payable	—	626	288,227	228,710	—	517,563
Accrued bonus and profit sharing	—	—	174,511	202,653	—	377,164
Income taxes payable	—	14,902	—	—	(14,902)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	510,136	221,325	—	731,461
Revolving credit facility	—	184,000	—	151,991	—	335,991
Other	—	—	16	6,569	—	6,585

Total short-term borrowings	—	184,000	510,152	379,885	—	1,074,037
Current maturities of long-term debt	—	39,650	2,653	27	—	42,330
Notes payable on real estate	—	—	—	23,425	—	23,425
Liabilities related to real estate and other assets held for sale	—	—	—	12,172	—	12,172
Other current liabilities	—	3,510	42,388	12,881	—	58,779

Total Current Liabilities	—	261,209	1,187,109	1,442,548	(14,902)	2,875,964
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	625,788	—	—	—	625,788
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	1,394	47	—	1,441
Intercompany loan payable	659,219	—	962,648	1,017,507	(2,639,374)	—

Total Long-Term Debt	659,219	1,775,788	964,042	1,017,554	(2,639,374)	1,777,229
Notes payable on real estate	—	—	—	54,412	—	54,412
Deferred tax liabilities, net	—	—	60,421	74,345	—	134,766
Non-current tax liabilities	—	—	49,436	13,714	—	63,150
Pension liability	—	—	—	69,146	—	69,146
Other liabilities	—	30,262	198,377	94,190	—	322,829

Total Liabilities	659,219	2,067,259	2,459,385	2,765,909	(2,654,276)	5,297,496
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,132,782	2,784,405	2,864,338	1,006,889	(6,655,632)	2,132,782
Non-controlling interests	—	—	—	41,493	—	41,493

Total Equity	2,132,782	2,784,405	2,864,338	1,048,382	(6,655,632)	2,174,275

Total Liabilities and Equity	$2,792,001	$4,851,664	$5,323,723	$3,814,291	$(9,309,908)	$7,471,771

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under TD Bank, N.A. (TD Bank), Capital One, N.A. (Capital One), JP Morgan Chase Bank, N.A. (JP Morgan), Bank of America (BofA) and Fannie Mae As Soon As Pooled (ASAP) Program lines of credit are pledged to TD Bank, Capital One, JP Morgan, BofA and Fannie Mae, and accordingly, are not included as collateral for our notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$11,585	$91,244	$389,078	$—	$491,912
Restricted cash	—	6,871	2,645	51,639	—	61,155
Receivables, net	—	—	487,514	998,975	—	1,486,489
Warehouse receivables (a)	—	—	148,497	233,048	—	381,545
Trading securities	—	—	100	58,342	—	58,442
Income taxes receivable	15,892	18,246	—	28,617	(62,755)	—
Prepaid expenses	—	—	57,592	67,559	—	125,151
Deferred tax assets, net	—	—	106,721	81,812	—	188,533
Real estate under development	—	—	—	19,133	—	19,133
Other current assets	—	—	34,768	32,684	—	67,452

Total Current Assets	15,897	36,702	929,081	1,960,887	(62,755)	2,879,812
Property and equipment, net	—	—	329,215	129,381	—	458,596
Goodwill	—	—	1,084,394	1,206,080	—	2,290,474
Other intangible assets, net	—	—	492,357	348,871	—	841,228
Investments in unconsolidated subsidiaries	—	—	136,225	62,471	—	198,696
Investments in consolidated subsidiaries	2,388,905	2,408,755	942,873	—	(5,740,533)	—
Intercompany loan receivable	—	1,814,112	700,000	—	(2,514,112)	—
Real estate under development	—	—	822	—	—	822
Real estate held for investment	—	—	1,503	105,496	—	106,999
Available for sale securities	—	—	54,108	2,692	—	56,800
Other assets, net	—	41,724	81,176	42,087	—	164,987

Total Assets	$2,404,802	$4,301,293	$4,751,754	$3,857,965	$(8,317,400)	$6,998,414

Current Liabilities:
Accounts payable and accrued expenses	$—	$18,693	$161,836	$636,990	$—	$817,519
Compensation and employee benefits payable	—	626	282,756	203,611	—	486,993
Accrued bonus and profit sharing	—	—	308,795	303,319	—	612,114
Income taxes payable	—	—	73,866	—	(62,755)	11,111
Short-term borrowings:
Warehouse lines of credit (a)	—	—	146,703	227,894	—	374,597
Revolving credit facility	—	28,772	—	113,712	—	142,484
Other	—	—	16	—	—	16

Total short-term borrowings	—	28,772	146,719	341,606	—	517,097
Current maturities of long-term debt	—	39,650	2,568	27	—	42,245
Notes payable on real estate	—	—	—	62,017	—	62,017
Other current liabilities	—	—	51,366	5,278	—	56,644

Total Current Liabilities	—	87,741	1,027,906	1,552,848	(62,755)	2,605,740
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	645,613	—	—	—	645,613
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	2,747	75	—	2,822
Intercompany loan payable	509,017	—	1,006,996	998,099	(2,514,112)	—

Total Long-Term Debt	509,017	1,795,613	1,009,743	998,174	(2,514,112)	1,798,435
Notes payable on real estate	—	—	—	68,455	—	68,455
Deferred tax liabilities, net	—	—	69,137	91,640	—	160,777
Non-current tax liabilities	—	—	62,059	3,461	—	65,520
Pension liability	—	—	—	68,012	—	68,012
Other liabilities	—	29,034	174,154	92,281	—	295,469

Total Liabilities	509,017	1,912,388	2,342,999	2,874,871	(2,576,867)	5,062,408
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,895,785	2,388,905	2,408,755	942,873	(5,740,533)	1,895,785
Non-controlling interests	—	—	—	40,221	—	40,221

Total Equity	1,895,785	2,388,905	2,408,755	983,094	(5,740,533)	1,936,006

Total Liabilities and Equity	$2,404,802	$4,301,293	$4,751,754	$3,857,965	$(8,317,400)	$6,998,414

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under BofA, TD Bank, JP Morgan, Capital One, the JP Morgan Master Repurchase Agreement and Fannie Mae ASAP lines of credit are pledged to BofA, TD Bank, JP Morgan, Capital One and Fannie Mae, and accordingly, are not included as collateral for our notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,168,544	$958,262	$—	$2,126,806
Costs and expenses:
Cost of services	—	—	728,165	586,308	—	1,314,473
Operating, administrative and other	10,684	4,253	270,637	280,628	—	566,202
Depreciation and amortization	—	—	31,991	31,304	—	63,295

Total costs and expenses	10,684	4,253	1,030,793	898,240	—	1,943,970
Gain on disposition of real estate	—	—	—	23,170	—	23,170

Operating (loss) income	(10,684)	(4,253)	137,751	83,192	—	206,006
Equity income from unconsolidated subsidiaries	—	—	8,802	462	—	9,264
Other income	—	1	757	5,606	—	6,364
Interest income	—	44,115	531	615	(44,115)	1,146
Interest expense	—	26,168	22,688	23,729	(44,115)	28,470
Royalty and management service (income) expense	—	—	(4,779)	4,779	—	—
Income from consolidated subsidiaries	112,163	103,575	16,540	—	(232,278)	—

Income before (benefit of) provision for income taxes	101,479	117,270	146,472	61,367	(232,278)	194,310
(Benefit of) provision for income taxes	(3,985)	5,107	42,897	20,092	—	64,111

Net income	105,464	112,163	103,575	41,275	(232,278)	130,199
Less: Net income attributable to non-controlling interests	—	—	—	24,735	—	24,735

Net income attributable to CBRE Group, Inc.	$105,464	$112,163	$103,575	$16,540	$(232,278)	$105,464

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,125,182	$1,862,466	$—	$3,987,648
Costs and expenses:
Cost of services	—	—	1,323,082	1,152,851	—	2,475,933
Operating, administrative and other	20,356	5,652	524,622	543,967	—	1,094,597
Depreciation and amortization	—	—	63,172	65,326	—	128,498

Total costs and expenses	20,356	5,652	1,910,876	1,762,144	—	3,699,028
Gain on disposition of real estate	—	—	6,697	23,170	—	29,867

Operating (loss) income	(20,356)	(5,652)	221,003	123,492	—	318,487
Equity income (loss) from unconsolidated subsidiaries	—	—	26,004	(1,740)	—	24,264
Other income	—	1	1,599	9,565	—	11,165
Interest income	—	96,385	1,131	1,587	(96,380)	2,723
Interest expense	—	50,770	64,714	37,381	(96,380)	56,485
Royalty and management service (income) expense	—	—	(6,637)	6,637	—	—
Income from consolidated subsidiaries	185,892	160,830	13,703	—	(360,425)	—

Income before (benefit of) provision for income taxes	165,536	200,794	205,363	88,886	(360,425)	300,154
(Benefit of) provision for income taxes	(7,591)	14,902	44,533	50,169	—	102,013

Net income	173,127	185,892	160,830	38,717	(360,425)	198,141
Less: Net income attributable to non-controlling interests	—	—	—	25,014	—	25,014

Net income attributable to CBRE Group, Inc.	$173,127	$185,892	$160,830	$13,703	$(360,425)	$173,127

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$105,464	$112,163	$103,575	$41,275	$(232,278)	$130,199
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	24,873	—	24,873
Unrealized losses on interest rate swaps, net	—	(984)	—	—	—	(984)
Unrealized holding losses on available for sale securities, net	—	—	(1,208)	(86)	—	(1,294)
Other, net	—	—	(140)	—	—	(140)

Total other comprehensive (loss) income	—	(984)	(1,348)	24,787	—	22,455
Comprehensive income	105,464	111,179	102,227	66,062	(232,278)	152,654
Less: Comprehensive income attributable to non-controlling interests	—	—	—	24,738	—	24,738

Comprehensive income attributable to CBRE Group, Inc.	$105,464	$111,179	$102,227	$41,324	$(232,278)	$127,916

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$69,902	$75,994	$104,909	$24,296	$(200,867)	$74,234
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(24,524)	—	(24,524)
Unrealized gains (losses) on interest rate swaps and interest rate caps, net	—	7,724	—	(41)	—	7,683
Unrealized holding gains (losses) on available for sale securities, net	—	—	71	(287)	—	(216)
Other, net	—	—	33	—	—	33

Total other comprehensive income (loss)	—	7,724	104	(24,852)	—	(17,024)
Comprehensive income (loss)	69,902	83,718	105,013	(556)	(200,867)	57,210
Less: Comprehensive income attributable to non-controlling interests	—	—	—	3,533	—	3,533

Comprehensive income (loss) attributable to CBRE Group, Inc.	$69,902	$83,718	$105,013	$(4,089)	$(200,867)	$53,677

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$173,127	$185,892	$160,830	$38,717	$(360,425)	$198,141
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	36,446	—	36,446
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(749)	—	61	—	(688)
Unrealized holding losses on available for sale securities, net	—	—	(840)	(16)	—	(856)
Other, net	—	—	135	—	—	135

Total other comprehensive (loss) income	—	(749)	(705)	36,491	—	35,037
Comprehensive income	173,127	185,143	160,125	75,208	(360,425)	233,178
Less: Comprehensive income attributable to non-controlling interests	—	—	—	25,023	—	25,023

Comprehensive income attributable to CBRE Group, Inc.	$173,127	$185,143	$160,125	$50,185	$(360,425)	$208,155

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$107,448	$119,415	$160,587	$63,002	$(314,363)	$136,089
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(47,315)	—	(47,315)
Unrealized gains (losses) on interest rate swaps and interest rate caps, net	—	9,152	—	(34)	—	9,118
Unrealized holding losses on available for sale securities, net	—	—	(97)	(287)	—	(384)
Other, net	—	—	1,196	—	—	1,196

Total other comprehensive income (loss)	—	9,152	1,099	(47,636)	—	(37,385)
Comprehensive income	107,448	128,567	161,686	15,366	(314,363)	98,704
Less: Comprehensive income attributable to non-controlling interests	—	—	—	27,883	—	27,883

Comprehensive income (loss) attributable to CBRE Group, Inc.	$107,448	$128,567	$161,686	$(12,517)	$(314,363)	$70,821

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$20,007	$49,743	$(160,250)	$(133,484)	$(223,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(35,954)	(17,651)	(53,605)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(5,230)	(24,547)	(29,777)
Contributions to unconsolidated subsidiaries	—	—	(23,059)	(2,381)	(25,440)
Distributions from unconsolidated subsidiaries	—	—	20,914	1,933	22,847
Net proceeds from disposition of real estate held for investment	—	—	—	68,183	68,183
Additions to real estate held for investment	—	—	—	(5,144)	(5,144)
Proceeds from the sale of servicing rights and other assets	—	—	5,810	7,010	12,820
Decrease in restricted cash	—	6,871	746	6,584	14,201
Purchase of available for sale securities	—	—	(41,466)	—	(41,466)
Proceeds from the sale of available for sale securities	—	—	35,056	—	35,056
Other investing activities, net	—	—	327	—	327

Net cash provided by (used in) investing activities	—	6,871	(42,856)	33,987	(1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(19,825)	—	—	(19,825)
Proceeds from revolving credit facility	—	1,088,000	—	66,568	1,154,568
Repayment of revolving credit facility	—	(932,928)	—	(29,387)	(962,315)
Proceeds from notes payable on real estate held for investment	—	—	—	3,575	3,575
Repayment of notes payable on real estate held for investment	—	—	—	(22,990)	(22,990)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	4,885	4,885
Repayment of notes payable on real estate held for sale and under development	—	—	—	(32,984)	(32,984)
Proceeds from short-term borrowings, net	—	—	—	6,538	6,538
Proceeds from exercise of stock options	2,209	—	—	—	2,209
Incremental tax benefit from stock options exercised	2,158	—	—	—	2,158
Non-controlling interests contributions	—	—	—	574	574
Non-controlling interests distributions	—	—	—	(24,120)	(24,120)
Payment of financing costs	—	—	—	(104)	(104)
(Increase) decrease in intercompany receivables, net	(24,374)	(194,120)	200,344	18,150	—
Other financing activities, net	—	—	(1,437)	(9)	(1,446)

Net cash (used in) provided by financing activities	(20,007)	(58,873)	198,907	(9,304)	110,723
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	5,213	5,213

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(2,259)	(4,199)	(103,588)	(110,046)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$9,326	$87,045	$285,490	$381,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$47,204	$355	$3,655	$51,214

Income tax payments, net	$—	$—	$128,176	$54,139	$182,315

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

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended June 30, 2014 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2013 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2013, excluding independent affiliates, we operated in approximately 350 offices worldwide, with approximately 44,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, debt and structured finance solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. In 2014, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and we ranked seventh on the Barron’s 500, which measures companies on growth and financial performance. We have been the only commercial real estate services company included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for nine consecutive years. In 2014, we ranked as a top three outsourcing services provider globally and were the highest ranked commercial real estate services company in this survey.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, will negatively affect the performance of some of our business lines.

Compensation is our largest expense and the sales and leasing professionals in our advisory services business generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Adverse global and regional economic trends could be significant risks to the performance of our operations and our financial condition.

Since the financial crisis in 2008 and 2009, commercial real estate markets have gradually recovered in step with the slow improvement in global economic activity. The recovery has been most significant in the United States. Since 2010, gradually improving occupancy market conditions, including lower vacancy rates and higher rents, the availability of low-cost credit and better investor sentiment have sustained increased property sales activity. Leasing markets have been slower to recover but have shown signs of improved sentiment and higher activity in 2014.

European economies began to emerge from recession in 2013, with most countries returning to positive, though modest, economic growth. Reflecting the macro environment, investment sales across much of Europe were tepid until late 2012. Since then, sales activity has strengthened significantly. This trend has continued in 2014. However, leasing markets in much of Europe have remained soft in early 2014, as improved underlying economic conditions have yet to translate into increased demand for space or higher rents.

In Asia Pacific, leasing activity has been subdued since late 2011, as multi-national corporations headquartered in the region in particular, have been hesitant to expand in the region. On the other hand, investment markets have generally been stronger than leasing markets, although activity levels vary widely in individual countries within the region.

Real estate investment management and property development activity were adversely affected by the global financial crisis, which lowered property values and constrained financing and disposition opportunities. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have gradually recovered since 2010.

The further recovery of our global sales, leasing, investment management and development services operations depends on the continued improvement of market fundamentals, including sustained economic growth and strong job creation; stable, healthy global credit markets; and improved business and investor sentiment.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. In December 2013, we fortified our real estate outsourcing platform in Europe within our EMEA segment with the acquisition of London-based Norland Managed Services, Ltd (Norland) for approximately $474 million (the Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. During 2013, we completed ten in-fill acquisitions, most notably a firm serving the London prime residential real estate market, a regional commercial real estate services firm based in San Francisco, a retail real estate services firm in the U.S. Mid-Atlantic region, a facility consulting and project advisory firm based in Virginia serving the healthcare industry, and two property management specialist firms, one in the Czech Republic and Slovakia and one in Belgium. During the six months ended June 30, 2014, we completed three in-fill acquisitions, including our former affiliate company in Thailand, a commercial real estate services firm based in South Carolina and a technical real estate consulting firm based in Germany. In the month of July 2014, we have also completed five additional acquisitions, three in the United States, including a commercial real estate service provider in Chicago, a hospitality/lodging industry consultant and our former affiliate in Louisville, and project management companies in Germany and Australia.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2014, we have accrued for deferred consideration totaling $92.0 million, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

International Operations

As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Global Investment Management business has a significant amount of Euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which have seen more pronounced movement in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency and by maintaining cash positions outside the United States only at levels necessary for operating purposes. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the six months ended June 30, 2014, foreign currency translation had a $13.1 million negative impact on our total revenue and a $14.1 million positive impact on our total cost of services and operating, administrative and other expenses. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of foreign currencies into U.S. dollars.

During the six months ended June 30, 2014, approximately 45% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, the British pound sterling, the Canadian dollar, the Chinese yuan, the Euro, the Indian rupee, the Japanese yen and the Singapore dollar. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
United States dollar	$1,200,871	56.5%	$1,076,848	61.8%	$2,188,759	54.9%	$1,957,994	60.9%
British pound sterling	353,328	16.6%	137,436	7.9%	725,428	18.2%	261,830	8.1%
Euro	173,772	8.2%	153,152	8.8%	346,126	8.7%	298,577	9.3%
Australian dollar	98,684	4.6%	89,712	5.1%	162,648	4.1%	149,825	4.7%
Canadian dollar	82,552	3.9%	74,820	4.3%	150,307	3.8%	148,527	4.6%
Japanese yen	37,921	1.8%	40,470	2.3%	72,449	1.8%	71,728	2.2%
Indian rupee	32,615	1.5%	28,151	1.6%	61,943	1.5%	57,476	1.8%
Chinese yuan	25,883	1.2%	27,386	1.6%	52,160	1.3%	49,178	1.5%
Singapore dollar	21,360	1.0%	23,570	1.4%	44,071	1.1%	44,557	1.4%
Other currencies	99,820	4.7%	90,469	5.2%	183,757	4.6%	177,385	5.5%

Total revenue	$2,126,806	100.0%	$1,742,014	100.0%	$3,987,648	100.0%	$3,217,077	100.0%

We estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2014, the net impact would have been an increase in pre-tax income of $2.9 million. This hypothetical calculation estimates the impact of translating results into U.S. dollars and does not include an estimate of the impact a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Leverage

We are leveraged and have significant debt service obligations. As of June 30, 2014, our total debt—excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables)— was approximately $2.2 billion.

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

For example, during 2013, we completed a series of financing transactions that have meaningfully extended debt maturities, lowered annual interest expense by approximately $50 million when compared to annualized interest expense before these refinancing actions, and increased our financial flexibility. These transactions included the amendment and restatement of our credit agreement, which now provides for a $715.0 million term loan facility and an expanded $1.2 billion revolving credit facility (of which $336.0 million was drawn at June 30, 2014), the issuance of $800.0 million aggregate principal amount of 5.00% senior notes due March 15, 2023 and the redemption of all of the then outstanding 11.625% senior subordinated notes totaling $450.0 million. During the year ended December 31, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.6 million was expensed. In addition, we expensed $17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to these policies as of June 30, 2014.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenue	$2,126,806	100.0%	$1,742,014	100.0%	$3,987,648	100.0%	$3,217,077	100.0%
Costs and expenses:
Cost of services	1,314,473	61.8	1,018,827	58.5	2,475,933	62.1	1,880,043	58.4
Operating, administrative and other	566,202	26.6	499,458	28.7	1,094,597	27.4	968,999	30.1
Depreciation and amortization	63,295	3.0	43,601	2.5	128,498	3.3	89,882	2.8

Total costs and expenses	1,943,970	91.4	1,561,886	89.7	3,699,028	92.8	2,938,924	91.3
Gain on disposition of real estate	23,170	1.1	7,496	0.5	29,867	0.8	10,645	0.3

Operating income	206,006	9.7	187,624	10.8	318,487	8.0	288,798	9.0
Equity income from unconsolidated subsidiaries	9,264	0.4	6,544	0.4	24,264	0.6	16,293	0.5
Other income	6,364	0.3	1,533	0.1	11,165	0.3	4,227	0.1
Interest income	1,146	—	1,490	0.1	2,723	—	3,518	0.1
Interest expense	28,470	1.3	37,532	2.2	56,485	1.4	79,927	2.5
Write-off of financing costs	—	—	42,715	2.5	—	—	56,295	1.7

Income from continuing operations before provision for income taxes	194,310	9.1	116,944	6.7	300,154	7.5	176,614	5.5
Provision for income taxes	64,111	3.0	45,815	2.6	102,013	2.5	64,819	2.0

Income from continuing operations	130,199	6.1	71,129	4.1	198,141	5.0	111,795	3.5
Income from discontinued operations, net of income taxes	—	—	3,105	0.2	—	—	24,294	0.7

Net income	130,199	6.1	74,234	4.3	198,141	5.0	136,089	4.2
Less: Net income attributable to non-controlling interests	24,735	1.1	4,332	0.3	25,014	0.7	28,641	0.9

Net income attributable to CBRE Group, Inc.	$105,464	5.0%	$69,902	4.0%	$173,127	4.3%	$107,448	3.3%

EBITDA (1)	$260,194	12.2%	$240,480	13.8%	$457,400	11.5%	$400,234	12.4%

EBITDA, as adjusted (1)	$262,761	12.4%	$243,124	14.0%	$461,530	11.6%	$404,403	12.6%

(1)	Includes EBITDA related to discontinued operations of $3.0 million and $7.4 million for the three and six months ended June 30, 2013, respectively.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to CBRE Group, Inc.	$105,464	$69,902	$173,127	$107,448
Add:
Depreciation and amortization (1)	63,295	44,215	128,498	90,752
Interest expense (2)	28,470	38,898	56,485	83,074
Write-off of financing costs	—	42,715	—	56,295
Provision for income taxes (3)	64,111	46,240	102,013	66,183
Less:
Interest income	1,146	1,490	2,723	3,518

EBITDA (4)	$260,194	$240,480	$457,400	$400,234
Adjustments:
Carried interest incentive compensation	2,567	2,644	4,130	2,644
Integration and other costs related to acquisitions	—	—	—	1,525

EBITDA, as adjusted (4)	$262,761	$243,124	$461,530	$404,403

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.6 million and $0.9 million for the three and six months ended June 30, 2013, respectively.
(2)	Includes interest expense related to discontinued operations of $1.4 million and $3.2 million for the three and six months ended June 30, 2013, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $0.4 million and $1.3 million for the three and six months ended June 30, 2013, respectively.
(4)	Includes EBITDA related to discontinued operations of $3.0 million and $7.4 million for the three and six months ended June 30, 2013, respectively.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

We reported consolidated net income of $105.5 million for the three months ended June 30, 2014 on revenue of $2.1 billion as compared to consolidated net income of $69.9 million on revenue of $1.7 billion for the three months ended June 30, 2013.

Our revenue on a consolidated basis for the three months ended June 30, 2014 increased by $384.8 million, or 22.1%, as compared to the three months ended June 30, 2013. This increase was enhanced by contributions from the Norland Acquisition. However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees, excluding the impact of the Norland Acquisition (up 14.9%), increased leasing (up 13.6%) and sales (up 5.4%) activity. Foreign currency translation had a $1.3 million positive impact on total revenue during the three months ended June 30, 2014, primarily driven by strength in the British pound sterling and Euro, partially offset by weakness in the Australian dollar, Canadian dollar, Indian rupee and Japanese yen in the current year versus the prior year.

Our cost of services on a consolidated basis increased by $295.6 million, or 29.0%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $2.4 million positive impact on cost of services during the three months ended June 30, 2014. Cost of services as a percentage of revenue increased from 58.5% for the three months ended June 30, 2013 to 61.8% for the three months ended June 30, 2014, largely due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 59.2% for the three months ended June 30, 2014, compared to 58.5% for the three months ended June 30, 2013.

Our operating, administrative and other expenses on a consolidated basis increased by $66.7 million, or 13.4%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was partially due to costs associated with the Norland Acquisition. Higher payroll-related costs, including bonuses, as well as increased insurance and consulting costs also contributed to the variance. Foreign currency translation had a $3.5 million negative impact on total operating expenses during the three months ended June 30, 2014. Operating expenses as a percentage of revenue decreased from 28.7% for the three months ended June 30, 2013 to 26.6% for the three months ended June 30, 2014, as a result of the Norland Acquisition. Excluding activity associated with Norland, operating expenses as a percentage of revenue were essentially flat versus the prior-year quarter.

Our depreciation and amortization expense on a consolidated basis increased by $19.7 million, or 45.2%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the Norland Acquisition. An increase in depreciation expense in the current year driven by technology-related capital expenditures also contributed to the increase.

Our gain on disposition of real estate on a consolidated basis was $23.2 million for the three months ended June 30, 2014 as compared to $7.5 million for the three months ended June 30, 2013. These gains resulted from activity within our Global Investment Management and Development Services segments. The increase over the prior-year period is largely due to our adoption of Accounting Standards Update, or ASU, 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective January 1, 2014 and as a result, no longer reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, in the ordinary course of business, if we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition,

we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $2.7 million, or 41.6%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Global Investment Management segment in the current year.

Our other income on a consolidated basis increased by $4.8 million, or 315.1%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and was primarily reported within our Global Investment Management segment. This increase primarily relates to higher net realized and unrealized gains in the current year related to co-investments in our real estate securities business.

Our consolidated interest income was $1.1 million for the three months ended June 30, 2014 versus $1.5 million for the three months ended June 30, 2013.

Our consolidated interest expense decreased by $9.1 million, or 24.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily driven by the redemption in full of our 11.625% senior subordinated notes (aggregate principal of $450.0 million) in June of 2013.

Our write-off of financing costs on a consolidated basis was $42.7 million for the three months ended June 30, 2013, which primarily included costs associated with the redemption in full of our 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs.

Our provision for income taxes on a consolidated basis was $64.1 million for the three months ended June 30, 2014 as compared to $45.8 million for the three months ended June 30, 2013. This increase was driven by the significant growth in pre-tax income in the current year. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 37.8% for the three months ended June 30, 2014 as compared to 39.8% for the three months ended June 30, 2013, primarily due to the impact of losses sustained in jurisdictions where no tax benefit could be provided. Excluding the impact of such losses, our effective rate was 36.8% for both periods. We anticipate our full year 2014 effective tax rate to be approximately 35%.

Our consolidated income from discontinued operations, net of income taxes, was $3.1 million for the three months ended June 30, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests. As previously mentioned, on January 1, 2014, we adopted ASU 2014-08 and as a result, no longer anticipate reporting discontinued operations in the ordinary course of our business.

Our net income attributable to non-controlling interests on a consolidated basis was $24.7 million for the three months ended June 30, 2014 as compared to $4.3 million for the three months ended June 30, 2013. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management segment.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

We reported consolidated net income of $173.1 million for the six months ended June 30, 2014 on revenue of $4.0 billion as compared to consolidated net income of $107.4 million on revenue of $3.2 billion for the six months ended June 30, 2013.

Our revenue on a consolidated basis for the six months ended June 30, 2014 increased by $770.6 million, or 24.0%, as compared to the six months ended June 30, 2013. This increase was enhanced by contributions from the Norland Acquisition. However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees, excluding the impact of the Norland Acquisition (up 13.2%), increased sales (up 14.0%) and leasing (up 11.9%) activity. Foreign currency translation had a $13.1 million negative impact on total revenue during the six months ended June 30, 2014, primarily driven by weakness in the Australian dollar, Canadian dollar, Indian rupee and Japanese yen, partially offset by strength in the British pound sterling and Euro in the current year versus the prior year.

Our cost of services on a consolidated basis increased by $595.9 million, or 31.7%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $14.9 million positive impact on cost of services during the six months ended June 30, 2014. Cost of services as a percentage of revenue increased from 58.4% for the six months ended June 30, 2013 to 62.1% for the six months ended June 30, 2014, largely due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 59.3% for the six months ended June 30, 2014, compared to 58.4% for the six months ended June 30, 2013.

Our operating, administrative and other expenses on a consolidated basis increased by $125.6 million, or 13.0%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs, including bonuses, as well as increased insurance and consulting costs also contributed to the variance. Foreign currency translation had a $0.7 million negative impact on total operating expenses during the six months ended June 30, 2014. Operating expenses as a percentage of revenue decreased from 30.1% for the six months ended June 30, 2013 to 27.4% for the six months ended June 30, 2014, as a result of the Norland Acquisition. Excluding activity associated with Norland, operating expenses as a percentage of revenue were 29.8% for the six months ended June 30, 2014, compared to 30.1% for the six months ended June 30, 2013.

Our depreciation and amortization expense on a consolidated basis increased by $38.6 million, or 43.0%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the Norland Acquisition. An increase in depreciation expense in the current year driven by technology-related capital expenditures also contributed to the increase.

Our gain on disposition of real estate on a consolidated basis was $29.9 million for the six months ended June 30, 2014 as compared to $10.6 million for the six months ended June 30, 2013. These gains resulted from activity within our Global Investment Management and Development Services segments. The increase over the prior-year period is largely due to our adoption of ASU 2014-08.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $8.0 million, or 48.9%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment in the current year.

Our other income on a consolidated basis increased by $6.9 million, or 164.1%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and was primarily reported within our Global Investment Management segment. This increase primarily relates to higher net realized and unrealized gains in the current year related to co-investments in our real estate securities business.

Our consolidated interest income was $2.7 million for the six months ended June 30, 2014 versus $3.5 million for the six months ended June 30, 2013.

Our consolidated interest expense decreased by $23.4 million, or 29.3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, reflecting the effects of our refinancing activities in the first half of 2013.

Our write-off of financing costs on a consolidated basis was $56.3 million for the six months ended June 30, 2013, primarily related to costs associated with the redemption in full of our 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the six months ended June 30, 2013, we wrote-off $10.4 million of unamortized deferred financing costs associated with our previous credit agreement and incurred fees of $3.6 million in connection with our new credit agreement and 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $102.0 million for the six months ended June 30, 2014 as compared to $64.8 million for the six months ended June 30, 2013. This increase was driven by the significant growth in pre-tax income in the current year. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 37.1% for the six months ended June 30, 2014 as compared to 38.1% for the six months ended June 30, 2013, primarily due to the impact of losses sustained in jurisdictions where no tax benefit could be provided. Excluding the impact of such losses, our effective rate was consistent at 35.5% for the six months ended June 30, 2014 versus 35.6% for the same period in the prior year.

Our consolidated income from discontinued operations, net of income taxes, was $24.3 million for the six months ended June 30, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests. As previously mentioned, on January 1, 2014, we adopted ASU 2014-08 and as a result, no longer anticipate reporting discontinued operations in the ordinary course of our business.

Our net income attributable to non-controlling interests on a consolidated basis was $25.0 million for the six months ended June 30, 2014 as compared to $28.6 million for the six months ended June 30, 2013. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Americas
Revenue	$1,235,720	100.0%	$1,113,601	100.0%	$2,257,401	100.0%	$2,039,573	100.0%
Costs and expenses:
Cost of services	802,311	64.9	713,143	64.0	1,462,581	64.8	1,307,164	64.1
Operating, administrative and other	270,477	21.9	241,746	21.7	511,144	22.6	471,232	23.1
Depreciation and amortization	35,187	2.9	26,724	2.4	69,345	3.1	54,557	2.7

Operating income	$127,745	10.3%	$131,988	11.9%	$214,331	9.5%	$206,620	10.1%

EBITDA (1)	$169,404	13.7%	$163,306	14.7%	$295,166	13.1%	$269,657	13.2%

EMEA
Revenue	$510,987	100.0%	$270,277	100.0%	$1,029,666	100.0%	$498,911	100.0%
Costs and expenses:
Cost of services	360,190	70.5	163,531	60.5	731,737	71.1	309,223	62.0
Operating, administrative and other	123,571	24.2	94,895	35.1	248,104	24.1	178,671	35.8
Depreciation and amortization	15,319	3.0	3,511	1.3	32,782	3.1	8,907	1.8

Operating income	$11,907	2.3%	$8,340	3.1%	$17,043	1.7%	$2,110	0.4%

EBITDA (1)	$27,369	5.4%	$11,740	4.3%	$50,734	4.9%	$11,195	2.2%

Asia Pacific
Revenue	$241,214	100.0%	$233,130	100.0%	$436,857	100.0%	$414,561	100.0%
Costs and expenses:
Cost of services	151,972	63.0	142,153	61.0	281,615	64.5	263,656	63.6
Operating, administrative and other	65,487	27.1	64,811	27.8	123,236	28.2	118,935	28.7
Depreciation and amortization	3,371	1.4	3,001	1.3	6,439	1.4	5,883	1.4

Operating income	$20,384	8.5%	$23,165	9.9%	$25,567	5.9%	$26,087	6.3%

EBITDA (1)	$23,765	9.9%	$26,013	11.2%	$32,006	7.3%	$31,860	7.7%

Global Investment Management
Revenue	$126,314	100.0%	$115,109	100.0%	$238,777	100.0%	$241,751	100.0%
Costs and expenses:
Operating, administrative and other	93,960	74.4	82,734	71.9	178,958	74.9	170,488	70.5
Depreciation and amortization	8,452	6.6	9,280	8.0	17,818	7.5	18,091	7.5
Gain on disposition of real estate	23,028	18.2	—	—	23,028	9.6	—	—

Operating income	$46,930	37.2%	$23,095	20.1%	$65,029	27.2%	$53,172	22.0%

EBITDA (1) (2)	$38,129	30.2%	$32,001	27.8%	$66,392	27.8%	$72,327	29.9%

Development Services
Revenue	$12,571	100.0%	$9,897	100.0%	$24,947	100.0%	$22,281	100.0%
Costs and expenses:
Operating, administrative and other	12,707	101.1	15,272	154.3	33,155	132.9	29,673	133.2
Depreciation and amortization	966	7.6	1,085	10.9	2,114	8.5	2,444	11.0
Gain on disposition of real estate	142	1.1	7,496	75.7	6,839	27.4	10,645	47.8

Operating (loss) income	$(960)	(7.6)%	$1,036	10.5%	$(3,483)	(14.0)%	$809	3.6%

EBITDA (1) (3)	$1,527	12.1%	$7,420	75.0%	$13,102	52.5%	$15,195	68.2%

(1)	See Note 16 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.

(2)	Includes EBITDA related to discontinued operations of $0.8 million and $1.4 million for the three and six months ended June 30, 2013, respectively.
(3)	Includes EBITDA related to discontinued operations of $2.2 million and $6.0 million for the three and six months ended June 30, 2013, respectively.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Americas

Revenue increased by $122.1 million, or 11.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This improvement was primarily driven by improved leasing activity, as well as higher property, facilities and project management fees. Foreign currency translation had an $8.8 million negative impact on total revenue during the three months ended June 30, 2014, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $89.2 million, or 12.5%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to increased commission expense resulting from higher lease transaction revenue. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $5.7 million positive impact on cost of services during the three months ended June 30, 2014. Cost of services as a percentage of revenue increased to 64.9% for the three months ended June 30, 2014 from 64.0% for the three months ended June 30, 2013, primarily due to a shift in the mix of revenue, with outsourcing comprising a greater portion of the total than in the prior-year period.

Operating, administrative and other expenses increased by $28.7 million, or 11.9%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount, as well as higher insurance and consulting costs. Foreign currency translation had a $2.7 million positive impact on total operating expenses during the three months ended June 30, 2014.

EMEA

Revenue increased by $240.7 million, or 89.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was enhanced by contributions from the Norland Acquisition. Excluding Norland, revenue was up 16.4% and growth was strong in property, facilities and project management, and sales activity. Foreign currency translation had a $19.5 million positive impact on total revenue during the three months ended June 30, 2014, primarily driven by strength in the British pound sterling and Euro when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $196.7 million, or 120.3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. Foreign currency translation had an $11.4 million negative impact on cost of services during the three months ended June 30, 2014. Cost of services as a percentage of revenue increased to 70.5% for the three months ended June 30, 2014 from 60.5% for the three months ended June 30, 2013, mainly due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 60.2% for the three months ended June 30, 2014, an improvement over the 60.5% of revenue recorded in the year ago quarter.

Operating, administrative and other expenses increased by $28.7 million, or 30.2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance, also contributed to the current year increase. Foreign currency translation had a $6.7 million negative impact on total operating expenses during the three months ended June 30, 2014.

Asia Pacific

Revenue increased by $8.1 million, or 3.5%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, reflecting improved overall performance in several countries, most notably in Australia and India. This increase was partially offset by foreign currency translation, which had a $12.9 million negative impact on total revenue during the three months ended June 30, 2014, primarily driven by weakness in the Australian dollar, Japanese yen and Indian rupee when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $9.8 million, or 6.9%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, driven by increased commission expense resulting from higher transaction revenue as well as a concentration of commissions among higher producing professionals in Australia and Japan. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had an $8.1 million positive impact on cost of services during the three months ended June 30, 2014. Cost of services as a percentage of revenue increased to 63.0% for the three months ended June 30, 2014 from 61.0% for the three months ended June 30, 2013, primarily driven by the aforementioned reasons.

Operating, administrative and other expenses increased by $0.7 million, or 1.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily driven by higher payroll-related and occupancy costs, but was mostly offset by foreign currency translation, which had a $3.1 million positive impact on total operating expenses during the three months ended June 30, 2014.

Global Investment Management

Revenue increased by $11.2 million, or 9.7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily driven by carried interest revenue earned in the current year. Foreign currency translation had a $3.5 million positive impact on total revenue during the three months ended June 30, 2014.

Operating, administrative and other expenses increased by $11.2 million, or 13.6%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily driven by higher carried interest expense incurred in the current year as well as higher bonuses, which resulted from improved operating performance in the current year. Foreign currency translation had a $2.6 million negative impact on total operating expenses during the three months ended June 30, 2014.

Total AUM as of June 30, 2014 totaled $92.8 billion, up 4% from year-end 2013. This business is transitioning from gain-harvesting in 2013 to capital-deployment in 2014. A rollforward of our AUM by product type for the three months ended June 30, 2014 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at April 1, 2014	$32.7	$33.9	$23.6	$90.2
Inflows	0.4	1.3	1.3	3.0
Outflows	(1.3)	(0.7)	(1.4)	(3.4)
Market appreciation	0.5	0.6	1.9	3.0

Balance at June 30, 2014	$32.3	$35.1	$25.4	$92.8

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

Development Services

Revenue increased by $2.7 million, or 27.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily driven by higher development fees in the current year due to an increase in new projects started.

Operating, administrative and other expenses decreased by $2.6 million, or 16.8%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This decrease was primarily driven by lower bonuses due to lower gains on property sales in the current year, partially offset by higher payroll-related costs attributable to an increase in headcount to support the growing business.

As of June 30, 2014, development projects in process totaled $4.8 billion, down 2% from year-end 2013, and the inventory of pipeline deals totaled $1.9 billion, up 27% from year-end 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Americas

Revenue increased by $217.8 million, or 10.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This improvement was primarily driven by higher property, facilities and project management fees, as well as improved leasing and sales activity. The pullback in multi-housing lending from Government Sponsored Entities, or GSEs, which began in the second half of 2013, had a $13.0 million adverse impact on revenue in our U.S. commercial mortgage brokerage business, which was more than offset by increased U.S. loan originations through other capital sources and higher loan sales activity. Foreign currency translation had an $18.3 million negative impact on total revenue during the six months ended June 30, 2014, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $155.4 million, or 11.9%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had an $11.8 million positive impact on cost of services during the six months ended June 30, 2014. Cost of services as a percentage of revenue increased to 64.8% for the six months ended June 30,

2014 from 64.1% for the six months ended June 30, 2013, primarily due to the decline in lending activity with GSEs, which led to a revenue decrease of $13.0 million, with no corresponding cost of services associated with that revenue stream.

Operating, administrative and other expenses increased by $39.9 million, or 8.5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount, as well as higher insurance and consulting costs. Foreign currency translation had a $5.3 million positive impact on total operating expenses during the six months ended June 30, 2014.

EMEA

Revenue increased by $530.8 million, or 106.4%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was enhanced by contributions from the Norland Acquisition. Excluding Norland, revenue was up 23.6% and growth was strong across all major business lines, most notably in property, facilities and project management, sales and leasing activity. Foreign currency translation had a $31.7 million positive impact on total revenue during the six months ended June 30, 2014, primarily driven by strength in the British pound sterling and Euro when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $422.5 million, or 136.6%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. Foreign currency translation had a $17.8 million negative impact on cost of services during the six months ended June 30, 2014. Cost of services as a percentage of revenue increased to 71.1% for the six months ended June 30, 2014 from 62.0% for the six months ended June 30, 2013, mainly due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 60.8% for the six months ended June 30, 2014, an improvement over the 62.0% of revenue recorded in the prior year quarter, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $69.4 million, or 38.9%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs, including bonuses, which resulted from increased headcount and improved operating performance, as well as increased consulting costs, also contributed to the current year increase. Foreign currency translation had a $10.3 million negative impact on total operating expenses during the six months ended June 30, 2014.

Asia Pacific

Revenue increased by $22.3 million, or 5.4%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, reflecting improved overall performance in several countries, most notably in Australia, China, India and Japan, particularly in property, facilities and project management, sales and leasing activity. This increase was partially offset by foreign currency translation, which had a $31.9 million negative impact on total revenue during the six months ended June 30, 2014, primarily driven by weakness in the Australian dollar, Japanese yen and Indian rupee when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $18.0 million, or 6.8%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, driven by increased commission expense resulting from higher sales and lease transaction revenue as well as a concentration of commissions among higher producing professionals in Australia and Japan. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $20.9 million positive impact on cost of services during the six months ended June 30, 2014. Cost of services as a percentage of revenue increased to 64.5% for the six months ended June 30, 2014 from 63.6% for the six months ended June 30, 2013, primarily driven by the aforementioned reasons.

Operating, administrative and other expenses increased by $4.3 million, or 3.6%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily driven by higher payroll-related, occupancy and consulting costs, but was largely offset by foreign currency translation, which had an $8.1 million positive impact on total operating expenses during the six months ended June 30, 2014.

Global Investment Management

Revenue decreased by $3.0 million, or 1.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily driven by reduced asset management fees, reflecting the sale of assets in 2013 to harvest gains for fund investors and the decision to internalize the management of a private REIT. This reduction was partially offset by carried interest revenue earned in the current year as well as foreign currency translation, which had a $5.4 million positive impact on total revenue during the six months ended June 30, 2014.

Operating, administrative and other expenses increased by $8.5 million, or 5.0%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to higher carried interest expense incurred in the current year as well as higher bonuses, which resulted from improved operating performance in the current year. Foreign currency translation also had a $3.8 million negative impact on total operating expenses during the six months ended June 30, 2014. These increases were partially offset by lower costs due to the sale of assets and internalization of the management of a private REIT discussed above.

A rollforward of our AUM by product type for the six months ended June 30, 2014 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2014	$32.8	$33.5	$22.8	$89.1
Inflows	0.7	2.1	2.4	5.2
Outflows	(1.9)	(1.3)	(2.7)	(5.9)
Market appreciation	0.7	0.8	2.9	4.4

Balance at June 30, 2014	$32.3	$35.1	$25.4	$92.8

Development Services

Revenue increased by $2.7 million, or 12.0%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to higher development fees in the current year due to an increase in new projects started.

Operating, administrative and other expenses increased by $3.5 million, or 11.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily driven by higher bonuses as well as higher payroll-related costs attributable to an increase in headcount to support the growing business.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2014 include up to approximately $185 million of anticipated net capital expenditures. During the six months ended June 30, 2014, we incurred $47.4 million of net capital expenditures. As of June 30, 2014, we had committed to fund $24.3 million of additional capital to unconsolidated subsidiaries within our Development Services business, which may be called at any time. Additionally, as of June 30, 2014, we had aggregate commitments of $22.9 million to fund future co-investments in our Global Investment Management business, $8.7 million of which is expected to be funded in 2014.

In December 2013, we fortified our real estate outsourcing platform in Europe with the acquisition of Norland for approximately $474 million, which was financed with cash on hand and borrowings under our revolving credit facility. During 2011, we required substantial amounts of debt financing to fund strategic acquisitions. We also conducted three debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, the second, in 2010, was to take advantage of low interest rates and term availability, and the third, in March 2013, was also to take advantage of market conditions to refinance other debt. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may again seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at lower interest rates, with longer maturities or at better terms.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $69.1 million and $68.0 million at June 30, 2014 and December 31, 2013, respectively. We expect to contribute a total of $6.3 million to fund our pension plans for the year ending December 31, 2014, of which $3.1 million was funded as of June 30, 2014.

The third long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2014 and December 31, 2013, we had accrued for $92.0 million and $86.9 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q. In July 2014, $40.0 million of deferred purchase consideration related to the Norland Acquisition (which was included in the $92.0 million accrued as of June 30, 2014) was paid.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $224.0 million for the six months ended June 30, 2014 as compared to net cash provided by operating activities of $84.7 million for the six months ended June 30, 2013. This variance was primarily due to an increase in receivables in the current year and greater sales of real estate held for sale and under development in the prior year. In addition, higher bonuses, income taxes and net payments to vendors paid in the current year also contributed to the increase. These items were partially offset by an increase in bonus accruals and improved operating performance in the current year.

Investing Activities

Net cash used in investing activities totaled $2.0 million for the six months ended June 30, 2014 as compared to net cash provided by investing activities of $65.0 million for the six months ended June 30, 2013. This variance was primarily driven by lower proceeds received from the sale of real estate held for investment in the current year, as well as greater amounts paid for capital expenditures in the current year.

Financing Activities

Net cash provided by financing activities totaled $110.7 million for the six months ended June 30, 2014 as compared to net cash used in financing activities of $740.0 million for the six months ended June 30, 2013. This variance was primarily due to our refinancing efforts in the first half of 2013, including the net repayment of $904.2 million of senior secured term loans and the redemption of $450.0 million of 11.625% senior subordinated notes, partially offset by the issuance of $800.0 million in aggregate principal amount of 5.00% senior notes. Increased net borrowings under our revolving credit facility in the current year and higher net repayments of notes payable on real estate within our Development Services segment in the prior year also contributed to the variance.

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

Our Credit Agreement currently provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of our 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the United States, with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of June 30, 2014 and December 31, 2013, we had $336.0 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 2.7% and 2.2%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2014, letters of credit totaling $11.4 million were outstanding under the revolving credit facility. These letters of credit were primarily issued in the normal course of business as well as in connection with certain insurance programs and reduce the amount we may borrow under the revolving credit facility.

Borrowings under the term loan facilities as of June 30, 2014 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of June 30, 2014, we had $665.4 million of term loan facilities principal outstanding (including $453.1 million of tranche A term loan facility and $212.3 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, the fair values of such interest rate swap agreements were reflected as a $30.3 million liability and a $29.0 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 14, 2013, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $800.0 million at both June 30, 2014 and December 31, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 6.625% per year and is payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes are redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. In addition, at any time prior to October 15, 2014, the 6.625% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which is based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. Prior to October 15, 2013, up to 35.0% of the original issued amount of the 6.625% senior notes may have been redeemed at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest, solely with the net cash proceeds from public equity offerings. If a change of control triggering event (as defined in the indenture governing our 6.625% senior notes) occurs, we are obligated to make an offer to purchase the then outstanding 6.625% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $350.0 million at both June 30, 2014 and December 31, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 11.61x for the trailing twelve months ended June 30, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.66x as of June 30, 2014. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 5.00% senior notes and 6.625% senior notes.

From time to time, our Credit Agreement indebtedness and some of our other indebtedness is rated by certain nationally recognized statistical rating organizations. The interest rates under our Credit Agreement would be positively impacted if our issuer or long-term debt ratings improved to investment grade. In addition, changes in these ratings could impact the terms and availability of any future indebtedness.

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

We had short-term borrowings of $1.1 billion and $517.1 million as of June 30, 2014 and December 31, 2013, respectively, with related weighted average interest rates of 2.1% and 1.9%, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $5.0 million revolving credit note, bears interest at 0.25% and has a maturity date of May 31, 2015. As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of April 30, 2015. As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility are not made generally available to us, but instead are held in a collateral account maintained by First Tennessee Bank. This agreement has been amended several times and currently provides for a $4.0 million credit line, bears interest at 0.25% and has a maturity date of August 31, 2014. As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under this facility.

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

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. The senior secured revolving line of credit currently provides for a $200.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.60% and has a maturity date of May 27, 2015.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement, or ASAP Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding balance under the ASAP Program cannot exceed $200.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily LIBOR rate plus 1.35% with a LIBOR floor of 0.35%. This arrangement remains in place but is cancelable at any time by Fannie Mae with notice.

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and currently provides for a $300.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.50% and has a maturity date of June 30, 2015.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit and bears interest at the daily one-month LIBOR plus 1.55% and has a maturity date of July 29, 2015.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provided for a $200.0 million warehouse facility, bore interest at the daily one-month LIBOR plus 2.25% and expired on January 16, 2014.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement provides for a $25.0 million secured revolving line of credit, bears interest at daily LIBOR plus 2.75% and has a maturity date of March 16, 2015.

During the six months ended June 30, 2014, we had a maximum of $779.7 million of warehouse lines of credit principal outstanding. As of June 30, 2014 and December 31, 2013, we had $731.5 million and $374.6 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $739.6 million and $381.5 million of mortgage loans held for sale (warehouse receivables), as of June 30, 2014 and December 31, 2013, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR or EDF plus 2.0%. As of June 30, 2014, there was $6.6 million of Euro cash pool loan outstanding, which has been included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. There were no amounts outstanding under this facility as of December 31, 2013.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $27.1 million as of June 30, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2015.

We had guarantees totaling $14.1 million as of June 30, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $14.1 million mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through June 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements. The remainder of the guarantees consist of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $69.1 million as of June 30, 2014), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities.

In addition, as of June 30, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $8.6 billion at June 30, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $367.1 million at June 30, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2014 and December 31, 2013, CBRE MCI had $22.1 million and $16.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $15.0 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $374.0 million (including $225.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2014.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2014, we had aggregate commitments of $22.9 million to fund future co-investments, $8.7 million of which is expected to be funded in 2014. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2014, we had committed to fund $24.3 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under accounting principles generally accepted in the United States, or GAAP, when it becomes effective on January 1, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We elected to early adopt this ASU retrospectively to all awards with performance targets that are outstanding as of January 1, 2013 and to all new or modified awards thereafter. Since we only began granting performance-based stock awards in the latter part of 2013, the adoption of this update did not have a material impact on our consolidated financial position or results of operations.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Quarterly Report on Form 10-Q to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

•

the ability of our Global Investment Management business to maintain and grow assets under management and achieve desired investment returns for our investors, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2013, in particular in “Item 1A, Risk Factors”, or in the other documents and reports we file with the Securities and Exchange Commission.

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

During the six months ended June 30, 2014, approximately 45% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, the British pound sterling, the Canadian dollar, the Chinese yuan, the Euro, the Indian rupee, the Japanese yen and the Singapore dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. We routinely monitor our exposure to currency exchange rate changes in connection with transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans, expected cash flow and earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report on Form 10-Q were losses of $0.8 million and $0.5 million for the three and six months ended June 30, 2013, respectively, resulting from net losses on foreign currency exchange option agreements. As of June 30, 2014 and December 31, 2013, we did not have any foreign currency exchange option agreements outstanding.

In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering a notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, the changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net losses of $3.4 million for both the three and six months ended June 30, 2014. As of June 30, 2014, we had 22 foreign currency exchange forward contracts outstanding covering a notional amount of $155.5 million. As of June 30, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.7 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2014, the fair value of forward contracts with four counterparties aggregated to a $3.5 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the fair values of these interest rate swap agreements were reflected as a $30.3 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior secured term loans was approximately $666.0 million at June 30, 2014. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 6.625% senior notes were $810.0 million and $372.3 million, respectively, at June 30, 2014.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2014, the net impact of the additional interest cost would be a decrease of $1.9 million on pre-tax income and an increase of $1.9 million on cash used in operating activities for the six months ended June 30, 2014.

We also have $89.8 million of notes payable on real estate as of June 30, 2014. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.2 million for the six months ended June 30, 2014. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

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

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may repurchase shares awarded to grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. The following table presents information with respect to the repurchased shares relating thereto during each calendar month within the fiscal quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2014 – April 30, 2014	547	$27.43
May 1, 2014 – May 31, 2014	—	$—
June 1, 2014 – June 30, 2014	—	$—

Total	547	$27.43

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1	11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2	10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1	4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3	7/30/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1		10/12/2010

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.2		7/29/2011

4.4	Form of Exchange Note relating to 6.625% Senior Notes due October 15, 2020	8-K	001-32205	4.41		10/12/2010

4.5(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(a)	5/10/2013

4.5(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.5(c)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3	4/16/2013

10.1	Form of Grant Notice and Restricted Stock Unit Agreement (Non-Employee Director) for the CBRE Group, Inc. 2012 Equity Incentive Plan+					X

11	Statement concerning Computation of Per Share Earnings (filed as Note 13 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CBRE GROUP, INC.

Date: August 11, 2014	/S/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: August 11, 2014	/S/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)