Form 10-K/A
period 2013-12-31
CBRE GROUP, INC.
filed 2014-09-23
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001 - 32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 South Hope Street, 25th Floor

Los Angeles, California 90071

(Address of principal executive offices)

Registrant’s telephone number, including area code: (213) 613-3333

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 14, 2014, the number of shares of Class A Common Stock outstanding was 331,964,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014 (the “Original Filing”) is filed to disclose recently discovered information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 9B. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Throughout this report, references to “we”, “our”, or “us” refer to CBRE Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

ITEM 9B.	OTHER INFORMATION

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requiring a public reporting issuer to disclose in its periodic reports whether it or any of its affiliates have knowingly engaged in specified activities, transactions or dealings relating to Iran or with certain designated parties. Issuers must also file a notice with the SEC that such activities have been disclosed, which notice will be posted on the SEC website and sent to the U.S. President and certain U.S. Congressional committees.

From November 2012 to January 2013 one of our UK subsidiaries performed an assignment for Melli Bank PLC, a bank incorporated in the UK, consisting of assessing the refurbishment costs for two London properties leased by the bank. To carry out this assessment, our UK subsidiary inspected and measured the two properties and reported its assessments. Melli Bank PLC had been identified on the Specially Designated Nationals and Blocked Persons List (the “SDN List”) pursuant to Executive Order No. 13628. Our gross revenue attributable to this assignment was £7,500 (exclusive of VAT), which was paid to us in February 2013, and our net profits related thereto were approximately £3,375.

On November 6, 2013, one of our UK subsidiaries entered into a contract (the “Contract”) with Melli Bank PLC under which it agreed to provide advice on tax rates for leased commercial property in London. To our knowledge, our UK subsidiary did not perform any services under the Contract nor was it paid a fee. Under the Contract, our UK subsidiary had agreed to conduct inspections of the property, negotiate with UK authorities regarding the applicable rates, calculate tax rate liability, and advise on actions to reduce rate liability. Upon discovering through an internal review that Melli Bank PLC was on the SDN List, we placed a hold on all activity relating to Melli Bank PLC pending further guidance from the U.S. Treasury Department’s Office of Foreign Assets Control. We do not otherwise intend to enter into any Iran-related activity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

/s/ ROBERT E. SULENTIC
Robert E. Sulentic
President and Chief Executive Officer

Dated: September 23, 2014

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X