Form 10-Q
period 2014-09-30
CBRE GROUP, INC.
filed 2014-11-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001 – 32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 South Hope Street, 25th Floor Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

(213) 613-3333	Not applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

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

The number of shares of Class A common stock outstanding at October 31, 2014 was 332,866,965.

FORM 10-Q

September 30, 2014

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$615,358	$491,912
Restricted cash	55,580	61,155
Receivables, less allowance for doubtful accounts of $43,621 and $40,262 at September 30, 2014 and December 31, 2013, respectively	1,608,628	1,486,489
Warehouse receivables	638,134	381,545
Trading securities	69,500	58,442
Income taxes receivable	58,705	—
Prepaid expenses	123,746	125,151
Deferred tax assets, net	174,271	188,533
Real estate and other assets held for sale	32,846	—
Real estate under development	—	19,133
Available for sale securities	663	—
Other current assets	83,606	67,452

Total Current Assets	3,461,037	2,879,812
Property and equipment, net	455,859	458,596
Goodwill	2,314,943	2,290,474
Other intangible assets, net of accumulated amortization of $440,436 and $348,566 at September 30, 2014 and December 31, 2013, respectively	815,366	841,228
Investments in unconsolidated subsidiaries	219,437	198,696
Real estate under development	827	822
Real estate held for investment	37,796	106,999
Available for sale securities	65,147	56,800
Other assets, net	159,542	164,987

Total Assets	$7,529,954	$6,998,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$710,408	$817,519
Compensation and employee benefits payable	554,161	486,993
Accrued bonus and profit sharing	472,376	612,114
Income taxes payable	—	11,111
Short-term borrowings:
Warehouse lines of credit	631,812	374,597
Revolving credit facility	149,159	142,484
Other	4,399	16

Total short-term borrowings	785,370	517,097
Current maturities of long-term debt	42,375	42,245
Notes payable on real estate	23,147	62,017
Liabilities related to real estate and other assets held for sale	35,822	—
Other current liabilities	53,350	56,644

Total Current Liabilities	2,677,009	2,605,740
Long-Term Debt:
5.00% senior notes	800,000	800,000
Senior secured term loans	615,875	645,613
6.625% senior notes	350,000	350,000
5.25% senior notes	300,000	—
Other long-term debt	1,452	2,822

Total Long-Term Debt	2,067,327	1,798,435
Notes payable on real estate	16,886	68,455
Deferred tax liabilities, net	125,945	160,777
Non-current tax liabilities	65,036	65,520
Pension liability	59,912	68,012
Other liabilities	335,001	295,469

Total Liabilities	5,347,116	5,062,408
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 332,829,377 and 331,927,166 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,328	3,319
Additional paid-in capital	1,022,986	981,997
Accumulated earnings	1,336,818	1,056,592
Accumulated other comprehensive loss	(217,197)	(146,123)

Total CBRE Group, Inc. Stockholders’ Equity	2,145,935	1,895,785
Non-controlling interests	36,903	40,221

Total Equity	2,182,838	1,936,006

Total Liabilities and Equity	$7,529,954	$6,998,414

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$2,275,076	$1,733,866	$6,262,724	$4,950,943

Costs and expenses:
Cost of services	1,428,986	1,032,348	3,904,919	2,912,391
Operating, administrative and other	601,026	496,615	1,695,623	1,465,614
Depreciation and amortization	67,159	47,524	195,657	137,406

Total costs and expenses	2,097,171	1,576,487	5,796,199	4,515,411
Gain on disposition of real estate	7,235	740	37,102	11,385

Operating income	185,140	158,119	503,627	446,917
Equity income from unconsolidated subsidiaries	43,300	13,347	67,564	29,640
Other (loss) income	(113)	5,125	11,052	9,352
Interest income	1,598	1,484	4,321	5,002
Interest expense	27,841	27,783	84,326	107,710
Write-off of financing costs	23,087	—	23,087	56,295

Income from continuing operations before provision for income taxes	178,997	150,292	479,151	326,906
Provision for income taxes	69,305	56,126	171,318	120,945

Income from continuing operations	109,692	94,166	307,833	205,961
Income from discontinued operations, net of income taxes	—	—	—	24,294

Net income	109,692	94,166	307,833	230,255
Less: Net income (loss) attributable to non-controlling interests	2,593	(278)	27,607	28,363

Net income attributable to CBRE Group, Inc.	$107,099	$94,444	$280,226	$201,892

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.32	$0.29	$0.85	$0.61
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	0.01

Net income attributable to CBRE Group, Inc.	$0.32	$0.29	$0.85	$0.62

Weighted average shares outstanding for basic income per share	330,419,006	328,307,961	330,197,240	327,502,672

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$0.32	$0.28	$0.84	$0.60
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	0.01

Net income attributable to CBRE Group, Inc.	$0.32	$0.28	$0.84	$0.61

Weighted average shares outstanding for diluted income per share	334,293,046	332,061,402	333,855,131	331,504,050

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$107,099	$94,444	$280,226	$199,811
Income from discontinued operations, net of tax	—	—	—	2,081

Net income	$107,099	$94,444	$280,226	$201,892

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$109,692	$94,166	$307,833	$230,255
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(109,122)	45,684	(72,676)	(1,631)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	1,844	1,793	5,470	5,304
Unrealized gains (losses) on interest rate swaps and interest rate caps, net	854	(1,962)	(3,460)	3,645
Unrealized holding gains (losses) on available for sale securities, net	186	23	(670)	(361)
Other, net	76	(852)	211	344

Total other comprehensive (loss) income	(106,162)	44,686	(71,125)	7,301

Comprehensive income	3,530	138,852	236,708	237,556
Less: Comprehensive income (loss) attributable to non-controlling interests	2,533	(296)	27,556	27,587

Comprehensive income attributable to CBRE Group, Inc.	$997	$139,148	$209,152	$209,969

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307,833	$230,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,657	138,276
Amortization and write-off of financing costs	11,172	27,022
Amortization and write-off of debt discount	—	9,477
Write-down of impaired assets	8,615	—
Gain on sale of loans, servicing rights and other assets	(60,299)	(65,820)
Net realized and unrealized gains from investments	(10,637)	(9,352)
Gain on disposition of real estate held for investment	(28,005)	(17,192)
Equity income from unconsolidated subsidiaries	(67,564)	(29,640)
Provision for doubtful accounts	6,425	6,203
Deferred income taxes	6,304	(4,588)
Compensation expense related to stock options and non-vested stock awards	44,130	37,542
Incremental tax benefit from stock options exercised	(803)	(9,336)
Distribution of earnings from unconsolidated subsidiaries	18,556	15,114
Tenant concessions received	15,356	10,658
Purchase of trading securities	(50,973)	(119,232)
Proceeds from sale of trading securities	47,830	157,770
Proceeds from securities sold, not yet purchased	—	48,545
Securities purchased to cover short sales	—	(98,321)
(Increase) decrease in receivables	(138,937)	29,492
Increase in prepaid expenses and other assets	(25,761)	(11,591)
Decrease in real estate held for sale and under development	16,417	130,543
Decrease in accounts payable and accrued expenses	(44,543)	(44,522)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(74,914)	(154,003)
Increase in income taxes receivable/payable	(99,872)	(5,828)
Increase (decrease) in other liabilities	421	(25,868)
Other operating activities, net	(7,930)	(10,964)

Net cash provided by operating activities	68,478	234,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(92,618)	(78,743)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(132,541)	(63,603)
Contributions to unconsolidated subsidiaries	(40,103)	(32,931)
Distributions from unconsolidated subsidiaries	62,978	38,847
Net proceeds from disposition of real estate held for investment	77,278	110,818
Additions to real estate held for investment	(5,043)	(2,412)
Proceeds from the sale of servicing rights and other assets	18,169	26,226
Decrease in restricted cash	4,431	22,134
Purchase of available for sale securities	(68,984)	(53,387)
Proceeds from the sale of available for sale securities	61,357	52,719
Other investing activities, net	570	6,594

Net cash (used in) provided by investing activities	(114,506)	26,262
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	715,000
Repayment of senior secured term loans	(29,738)	(1,629,105)
Proceeds from revolving credit facility	1,688,568	399,127
Repayment of revolving credit facility	(1,672,359)	(382,414)
Proceeds from issuance of 5.25% senior notes	300,000	—
Proceeds from issuance of 5.00% senior notes	—	800,000
Repayment of 11.625% senior subordinated notes	—	(450,000)
Proceeds from notes payable on real estate held for investment	5,022	2,473
Repayment of notes payable on real estate held for investment	(27,241)	(73,580)
Proceeds from notes payable on real estate held for sale and under development	4,884	6,015
Repayment of notes payable on real estate held for sale and under development	(44,959)	(112,828)
Proceeds from short-term borrowings	4,545	4,724
Shares repurchased for payment of taxes on stock awards	(16,656)	(16,628)
Proceeds from exercise of stock options	4,466	4,924
Incremental tax benefit from stock options exercised	803	9,336
Non-controlling interests contributions	1,415	462
Non-controlling interests distributions	(31,998)	(84,918)
Payment of financing costs	(3,149)	(29,322)
Other financing activities, net	(1,446)	(2,910)

Net cash provided by (used in) financing activities	182,157	(839,644)
Effect of currency exchange rate changes on cash and cash equivalents	(12,683)	(7,934)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123,446	(586,676)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	491,912	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$615,358	$502,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$80,636	$96,238

Income tax payments, net	$266,210	$137,042

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2013	$3,319	$981,997	$1,056,592	$(146,123)	$40,221	$1,936,006
Net income	—	—	280,226	—	27,607	307,833
Stock options exercised (including tax benefit)	4	5,265	—	—	—	5,269
Restricted stock awards vesting (including tax benefit)	7	8,126	—	—	—	8,133
Compensation expense for stock options and non-vested stock awards	—	44,130	—	—	—	44,130
Shares repurchased for payment of taxes on stock awards	(2)	(16,654)	—	—	—	(16,656)
Foreign currency translation loss	—	—	—	(72,625)	(51)	(72,676)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	—	—	5,470	—	5,470
Unrealized losses on interest rate swaps and interest rate caps, net	—	—	—	(3,460)	—	(3,460)
Unrealized holding losses on available for sale securities, net	—	—	—	(670)	—	(670)
Contributions from non-controlling interests	—	—	—	—	1,415	1,415
Distributions to non-controlling interests	—	—	—	—	(31,998)	(31,998)
Other	—	122	—	211	(291)	42

Balance at September 30, 2014	$3,328	$1,022,986	$1,336,818	$(217,197)	$36,903	$2,182,838

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2014. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended), which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2013.

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

3. Goodwill

On December 23, 2013, we acquired 100% of the outstanding stock of London-based Norland Managed Services, Ltd (Norland), which fortified our real estate outsourcing platform in Europe within our EMEA segment (Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market. The purchase price for the Norland Acquisition was approximately $474 million, with $433.9 million paid at closing and the remaining contingent consideration (described below) paid in July 2014. The Norland Acquisition was financed with cash on hand and borrowings under our revolving credit facility. On

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

December 23, 2013, we also issued an aggregate of 362,916 shares of non-vested Class A common stock to certain members of senior management of Norland in connection with this acquisition.

The acquisition agreement provided for a contingent payment of up to 50.0 million British pounds sterling if certain performance criteria were met post-acquisition. In measuring the fair value of the contingent consideration at acquisition date, we assigned probabilities of achievement to the performance criteria, based on the nature of the performance criteria and our due diligence performed at the time of the acquisition. The fair value of this contingent consideration at acquisition date was based on the weighted probability of achievement of a certain earnings before interest, taxes, depreciation and amortization (EBITDA) level for the twelve months ended March 31, 2014, which ranged from 22.1 million to 35.0 million British pounds sterling. We valued this contingent payment at 25.5 million British pounds sterling (or $41.8 million) at acquisition date.

During the nine months ended September 30, 2014, the contingent payment was adjusted to 24.4 million British pounds sterling (or $40.0 million) based upon the EBITDA achieved for the twelve months ended March 31, 2014. The reduction of approximately 1.1 million British pounds sterling (or $1.8 million) from what was initially recorded at acquisition date was reflected in earnings for the nine months ended September 30, 2014 in the accompanying consolidated statements of operations. The finalized contingent consideration due of 24.4 million British pounds sterling (approximately $40.0 million) was paid in July 2014. No further amounts are due under the Norland Acquisition agreement.

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

Unaudited pro forma results, assuming the Norland Acquisition had occurred as of January 1, 2013 for purposes of the 2013 pro forma disclosures, are presented below. They include certain adjustments for the three and nine months ended September 30, 2013, including $9.5 million and $30.4 million, respectively, of increased amortization expense as a result of intangible assets acquired in the Norland Acquisition, $0.3 million and $0.9 million, respectively, of additional interest expense as a result of debt incurred to finance the Norland Acquisition, and the tax impact of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Norland Acquisition occurred on January 1, 2013 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$1,885,915	$5,407,091
Operating income	$154,265	$433,508
Net income attributable to CBRE Group, Inc.	$90,601	$188,944
Basic income per share	$0.28	$0.58
Weighted average shares outstanding for basic income per share	328,307,961	327,502,672
Diluted income per share	$0.27	$0.57
Weighted average shares outstanding for diluted income per share	332,061,402	331,504,050

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the nine months ended September 30, 2014, we completed eight in-fill acquisitions, most notably a commercial real estate service provider in Chicago, our former affiliate company in Thailand, a technical real estate consulting firm based in Germany, and project management companies in Germany and Australia.

4. Variable Interest Entities (VIEs)

A consolidated subsidiary (the Venture) in our Global Investment Management segment sponsored investments by third-party investors in certain commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as the Entities) that were owned by the third-party investors. The Venture also formed and was a member of a limited liability company for each property that served as master tenant (Master Tenant). Each Master Tenant leased the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant had the power to direct the day-to-day asset management activities that most significantly impacted the economic performance of the Entities. As a result, the Entities were deemed to be VIEs since the third-party investors holding the equity investment at risk in the Entities did not direct the day-to-day activities that most significantly impacted the economic performance of the properties held by the Entities. The Venture made voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves and such financial support was significant enough that the Venture was deemed to be the primary beneficiary of each Entity. During the first half of 2014, the remaining two commercial properties were sold. As of September 30, 2014, we did not hold any interests in VIEs in which we were the primary beneficiary.

No financial support was provided by the Venture to the Entities during the nine months ended September 30, 2014 and 2013. The assets of the Entities were the sole collateral for the mortgage notes payable and other liabilities of the Entities and, as such, the creditors and equity investors of these Entities had no recourse to our assets held outside of these Entities.

Investments in real estate of $39.9 million and nonrecourse mortgage notes payable of $41.7 million ($0.9 million of which is current) attributable to the Entities were included in real estate assets held for sale or investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of December 31, 2013. In addition, a non-controlling deficit of $1.8 million in the accompanying consolidated balance sheets as of December 31, 2013 was attributable to the Entities.

Operating results relating to the Entities for the three and nine months ended September 30, 2014 and 2013 include the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$2,103	$3,561	$6,132
Operating, administrative and other expenses	$—	$1,154	$2,588	$3,200
Gain on disposition of real estate	$—	$—	$23,028	$—
Income from discontinued operations, net of income taxes	$—	$—	$—	$15,236
Net (loss) income attributable to non-controlling interests	$—	$(399)	$21,724	$14,152

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 30, 2014 and December 31, 2013, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Investments in unconsolidated subsidiaries	$28,245	$33,787
Other assets, current	3,855	3,547
Co-investment commitments	200	200

Maximum exposure to loss	$32,300	$37,534

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

There were no significant transfers in and out of Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	As of September 30, 2014
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$6,721	$—	$—	$6,721
Debt securities issued by U.S. federal agencies	—	6,820	—	6,820
Corporate debt securities	—	18,559	—	18,559
Asset-backed securities	—	5,641	—	5,641
Collateralized mortgage obligations	—	1,978	—	1,978

Total debt securities	6,721	32,998	—	39,719
Equity securities	26,091	—	—	26,091

Total available for sale securities	32,812	32,998	—	65,810
Trading securities	69,500	—	—	69,500
Warehouse receivables	—	638,134	—	638,134
Foreign currency exchange forward contracts	—	7,257	—	7,257

Total assets at fair value	$102,312	$678,389	$—	$780,701

Liabilities
Interest rate swaps	$—	$25,837	$—	$25,837
Foreign currency exchange forward contracts	—	40	—	40

Total liabilities at fair value	$—	$25,877	$—	$25,877

	As of December 31, 2013
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$3,688	$—	$—	$3,688
Debt securities issued by U.S. federal agencies	—	6,528	—	6,528
Corporate debt securities	—	17,456	—	17,456
Asset-backed securities	—	3,381	—	3,381
Collateralized mortgage obligations	—	2,720	—	2,720

Total debt securities	3,688	30,085	—	33,773
Equity securities	23,027	—	—	23,027

Total available for sale securities	26,715	30,085	—	56,800
Trading securities	58,442	—	—	58,442
Warehouse receivables	—	381,545	—	381,545

Total assets at fair value	$85,157	$411,630	$—	$496,787

Liabilities
Interest rate swaps	$—	$29,034	$—	$29,034

Total liabilities at fair value	$—	$29,034	$—	$29,034

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fair value measurements for our available for sale securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The trading securities are primarily in the United States (U.S.) and are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and asked prices on such date.

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At September 30, 2014 and December 31, 2013, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans. These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps and foreign currency exchange forward contracts is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign currency exchange forward curves. The fair values of interest rate swaps and foreign currency exchange forward contracts are determined using the market standard methodology of netting the discounted future estimated cash payments/receipts. The estimated cash flows are based on an expectation of future interest rates or foreign currency exchange rates using forward curves derived from observable market interest rate and foreign currency exchange forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2014, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2013. The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2014 (dollars in thousands):

	Net Carrying Value as of September 30, 2014	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three and Nine Months Ended September 30, 2014

		Level 1	Level 2	Level 3
Property and equipment	$—	$—	$—	$—	$8,615

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Property and Equipment

During the three and nine months ended September 30, 2014, we recorded an asset impairment of $8.6 million in our Americas segment. This non-cash write-off resulted from the decision (due to a change in strategy) to abandon a property database platform that was being developed in the U.S. This impairment charge was included within operating, administrative and other expenses in the accompanying consolidated statements of operations.

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

Short-Term Borrowings: The majority of this balance represents outstanding amounts under our warehouse lines of credit for CBRE Capital Markets, Inc. (CBRE Capital Markets) and revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value.

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $654.3 million and $687.6 million at September 30, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $655.5 million and $685.3 million at September 30, 2014 and December 31, 2013, respectively (see Note 11).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $793.9 million and $769.4 million at September 30, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $800.0 million at both September 30, 2014 and December 31, 2013.

5.25% Senior Notes: On September 26, 2014, CBRE Services, Inc. (CBRE), our wholly-owned subsidiary, issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 (see Note 11). Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.25% senior notes was $298.9 million at September 30, 2014. Their actual carrying value totaled $300.0 million at September 30, 2014.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $368.1 million and $372.8 million at September 30, 2014 and December 31, 2013, respectively. Their actual carrying value totaled $350.0 million at both September 30, 2014 and December 31, 2013.

Notes Payable on Real Estate: As of September 30, 2014 and December 31, 2013, the carrying value of our notes payable on real estate was $75.0 million and $130.5 million, respectively (see Note 10). These borrowings generally have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given our volume of notes payable and the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $3.9 million and $4.0 million of these notes payable were recourse to us as of September 30, 2014 and December 31, 2013, respectively.

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

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2014 and 2013. We reclassified $3.0 million and $9.0 million for the three and nine months ended September 30, 2014, respectively, and $3.0 million and $8.8 million for the three and nine months ended September 30, 2013, respectively, from accumulated other comprehensive loss to interest expense. In addition, we recorded a net gain of $1.4 million and a net loss of $5.8 million during the three and nine months ended September 30, 2014, respectively, and a net loss of $3.4 million and a net gain of $5.9 million during the three and nine months ended September 30, 2013, respectively, to other comprehensive income/loss in relation to such interest rate swap agreements. As of September 30, 2014, we estimate that $11.6 million will be reclassified to interest expense during the next twelve months. As of September 30, 2014 and December 31, 2013, the fair values of such interest rate swap agreements were reflected as a $25.8 million liability and a $29.0 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

Additionally, certain of our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations were net gains of $7.7 million and $4.5 million for the three and nine months ended September 30, 2014, respectively, resulting from net gains on foreign currency exchange forward contracts. As of September 30, 2014, we had nine foreign currency exchange forward contracts outstanding covering a notional amount of $91.6 million. As of September 30, 2014, the fair value of forward contracts with four counterparties aggregated to a $4.7 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of September 30, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.04 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations were net gains of $3.1 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, and net losses of $1.1 million and $1.6 million for the three and nine months ended September 30, 2013, respectively, resulting from net gains/losses on these foreign currency exchange option and forward contracts. As of September 30, 2014, the fair value of such contracts with two counterparties aggregated to a $2.6 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2013, we did not have any such foreign currency exchange contracts outstanding.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Global Investment Management:
Revenue	$211,357	$218,745	$637,605	$613,279
Operating income (loss)	$93,731	$(41,654)	$(228,168)	$(135,790)
Net income (loss)	$18,413	$37,430	$(235,559)	$54,739
Development Services:
Revenue	$11,248	$18,672	$34,083	$50,212
Operating income	$11,736	$14,848	$30,143	$15,987
Net income	$8,855	$11,396	$24,066	$18,748
Other:
Revenue	$42,106	$48,580	$113,688	$117,417
Operating income	$5,856	$9,294	$19,200	$20,754
Net income	$6,025	$9,273	$19,411	$20,817
Total:
Revenue	$264,711	$285,997	$785,376	$780,908
Operating income (loss)	$111,323	$(17,512)	$(178,825)	$(99,049)
Net income (loss)	$33,293	$58,099	$(192,082)	$94,304

Our Global Investment Management segment invests our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. We have also provided development, property management and brokerage services to certain of our unconsolidated subsidiaries in our Development Services segment on an arm’s length basis and earned revenues from these unconsolidated subsidiaries.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There were no real estate assets classified as “held for sale” at December 31, 2013. Real estate and other assets held for sale and related liabilities were as follows at September 30, 2014 (dollars in thousands):

Assets:
Real estate held for sale (see Note 9)	$29,994
Other current assets	433
Property and equipment, net	1,253
Other assets	1,166

Total real estate and other assets held for sale	32,846

Liabilities:
Notes payable on real estate held for sale (see Note 10)	35,001
Accounts payable and accrued expenses	691
Other current liabilities	130

Total liabilities related to real estate and other assets held for sale	35,822

Net liabilities related to real estate and other assets held for sale	$(2,976)

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

	September 30, 2014	December 31, 2013
Real estate included in assets held for sale (see Note 8)	$29,994	$—
Real estate under development (current)	—	19,133
Real estate under development (non-current)	827	822
Real estate held for investment (1)	37,796	106,999

Total real estate (2)	$68,617	$126,954

(1)	Net of accumulated depreciation of $12.5 million and $23.6 million at September 30, 2014 and December 31, 2013, respectively.
(2)	Includes lease intangibles of $5.0 million at September 30, 2014 and lease intangibles and tenant origination costs of $5.3 million and $0.1 million, respectively, at December 31, 2013. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2014	December 31, 2013
Current portion of notes payable on real estate	$23,147	$62,017
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	35,001	—

Total notes payable on real estate, current portion	58,148	62,017
Notes payable on real estate, non-current portion	16,886	68,455

Total notes payable on real estate	$75,034	$130,472

At September 30, 2014 and December 31, 2013, $3.9 million and $1.5 million, respectively, of the current portion of notes payable on real estate and at December 31, 2013, $2.5 million of the non-current portion of notes payable on real estate were recourse to us, in addition to being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

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

As of September 30, 2014, our Credit Agreement provides for the following: (1) a $1.2 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of our 11.625% senior subordinated notes) requiring quarterly principal payments, which began on June 30, 2013 and continue through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and continue through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility allows for borrowings outside of the U.S., with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2014 and December 31, 2013, we had $149.2 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 1.7% and 2.2%, respectively, which are included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2014, letters of credit totaling $7.4 million

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the normal course of business as well as in connection with certain insurance programs.

Borrowings under the term loan facilities as of September 30, 2014 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of September 30, 2014, we had $655.5 million of term loan facilities principal outstanding (consisting of $443.7 million of tranche A term loan facility and $211.8 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (consisting of $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets.

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

On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes included in the accompanying consolidated balance sheets was $300.0 million at September 30, 2014.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at both September 30, 2014 and December 31, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes were unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes were jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guaranteed our Credit Agreement. Interest accrued at a rate of 6.625% per year and was payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes were redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. In addition, at any time prior to October 15, 2014, the 6.625% senior notes were redeemable by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which was based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. On September 26, 2014, we gave the 30-day notice required under the indenture of our intent to call all of the 6.625% senior notes. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture (see Note 18). In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. Such charges were included in the write-off of financing costs for the three and nine months ended September 30, 2014 in the accompanying consolidated statements of operations. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets was $350.0 million at both September 30, 2014 and December 31, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes, 5.25% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 12.29x for the trailing twelve months ended September 30, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.45x as of September 30, 2014.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

We had outstanding letters of credit totaling $22.9 million as of September 30, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2015.

We had guarantees totaling $16.7 million as of September 30, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $16.7 million mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through August 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements. The remainder of the guarantees consist of guarantees related to our defined benefit pension plans in the United Kingdom (U.K.) (in excess of our outstanding pension liability of $59.9 million as of September 30, 2014), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities.

In addition, as of September 30, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $9.2 billion at

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $365.9 million at September 30, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2014 and December 31, 2013, CBRE MCI had $25.1 million and $16.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $16.3 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $293.4 million (including $137.1 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2014.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2014, we had aggregate commitments of $19.3 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2014, we had committed to fund $26.5 million of additional capital to these unconsolidated subsidiaries.

13. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$107,099	$94,444	$280,226	$201,892
Weighted average shares outstanding for basic income per share	330,419,006	328,307,961	330,197,240	327,502,672

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.32	$0.29	$0.85	$0.62

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$107,099	$94,444	$280,226	$201,892
Weighted average shares outstanding for basic income per share	330,419,006	328,307,961	330,197,240	327,502,672
Dilutive effect of contingently issuable shares	3,478,244	3,172,943	3,239,528	3,216,664
Dilutive effect of stock options	395,796	580,498	418,363	784,714

Weighted average shares outstanding for diluted income per share	334,293,046	332,061,402	333,855,131	331,504,050

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.32	$0.28	$0.84	$0.61

For the three and nine months ended September 30, 2014, 47,639 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2014, options to purchase 582 shares of common stock were excluded from the computation of diluted earnings per share, and for the three and nine months ended September 30, 2013, options to purchase 54,958 shares of common stock were excluded from the computation of diluted earnings per share. These options were excluded because their inclusion would have had an anti-dilutive effect given that the options’ exercise prices were greater than the average market price of our common stock for each period.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net periodic pension (benefit) cost consisted of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost	$4,503	$3,774	$13,411	$11,429
Expected return on plan assets	(5,812)	(3,848)	(17,465)	(11,585)
Amortization of unrecognized net loss	673	601	2,003	1,821

Net periodic pension (benefit) cost	$(636)	$527	$(2,051)	$1,665

We contributed $1.6 million and $4.7 million to fund our pension plans during the three and nine months ended September 30, 2014, respectively. We expect to contribute a total of $6.3 million to fund our pension plans for the year ending December 31, 2014.

15. Discontinued Operations

On January 1, 2014, we adopted ASU 2014-08 and as a result, no longer anticipate reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, if in the ordinary course of business we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred. Real estate operations and dispositions accounted for as discontinued operations for the nine months ended September 30, 2013 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

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

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in North America, Europe and Asia Pacific.

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Americas	$1,325,875	$1,105,768	$3,583,276	$3,145,341
EMEA	574,493	285,496	1,604,159	784,407
Asia Pacific	253,742	202,701	690,599	617,262
Global Investment Management	105,012	127,337	343,789	369,088
Development Services	15,954	12,564	40,901	34,845

	$2,275,076	$1,733,866	$6,262,724	$4,950,943

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA
Americas	$187,476	$132,195	$482,642	$401,852
EMEA	37,485	17,735	88,219	28,930
Asia Pacific	22,767	13,056	54,773	44,916
Global Investment Management	21,146	55,396	87,538	127,723
Development Services	24,019	6,011	37,121	21,206

	$292,893	$224,393	$750,293	$624,627

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas
Net income attributable to CBRE Group, Inc.	$86,098	$58,273	$248,868	$138,886
Adjustments:
Depreciation and amortization	38,451	30,281	107,796	84,838
Interest expense, net	3,361	14,525	12,321	69,971
Write-off of financing costs	23,087	—	23,087	56,295
Royalty and management service income	(14,949)	(816)	(18,656)	(20,226)
Provision for income taxes	51,428	29,932	109,226	72,088

EBITDA	$187,476	$132,195	$482,642	$401,852

EMEA
Net (loss) income attributable to CBRE Group, Inc.	$(748)	$10,346	$(14,705)	$3,682
Adjustments:
Depreciation and amortization	16,080	4,194	48,862	13,101
Interest expense (income), net	13,145	822	37,488	(197)
Royalty and management service expense (income)	8,249	(4,653)	1,294	3,377
Provision for income taxes	759	7,026	15,280	8,967

EBITDA	$37,485	$17,735	$88,219	$28,930

Asia Pacific
Net income attributable to CBRE Group, Inc.	$5,398	$771	$9,400	$10,053
Adjustments:
Depreciation and amortization	4,178	2,688	10,617	8,571
Interest expense, net	474	902	1,577	2,144
Royalty and management service expense	5,636	4,455	13,898	13,232
Provision for income taxes	7,081	4,240	19,281	10,916

EBITDA	$22,767	$13,056	$54,773	$44,916

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Global Investment Management
Net income attributable to CBRE Group, Inc.	$3,075	$23,001	$18,137	$42,617
Adjustments:
Depreciation and amortization (1)	7,485	9,192	25,303	27,759
Interest expense, net (2)	8,331	8,819	25,917	28,364
Royalty and management service expense	1,064	1,014	3,464	3,617
Provision for income taxes	1,191	13,370	14,717	25,366

EBITDA (3)	$21,146	$55,396	$87,538	$127,723

Development Services
Net income attributable to CBRE Group, Inc.	$13,276	$2,053	$18,526	$6,654
Adjustments:
Depreciation and amortization (4)	965	1,169	3,079	4,007
Interest expense, net (5)	932	1,231	2,702	5,573
Provision for income taxes (6)	8,846	1,558	12,814	4,972

EBITDA (7)	$24,019	$6,011	$37,121	$21,206

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.5 million for the nine months ended September 30, 2013.
(2)	Includes interest expense related to discontinued operations of $1.0 million for the nine months ended September 30, 2013.
(3)	Includes EBITDA related to discontinued operations of $1.4 million for the nine months ended September 30, 2013.
(4)	Includes depreciation and amortization expense related to discontinued operations of $0.4 million for the nine months ended September 30, 2013.
(5)	Includes interest expense related to discontinued operations of $2.2 million for the nine months ended September 30, 2013.
(6)	Includes provision for income taxes related to discontinued operations of $1.3 million for the nine months ended September 30, 2013.
(7)	Includes EBITDA related to discontinued operations of $6.0 million for the nine months ended September 30, 2013.

17. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013; condensed consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013; condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013; and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$62,226	$220,076	$333,051	$—	$615,358
Restricted cash	—	—	2,181	53,399	—	55,580
Receivables, net	—	—	609,027	999,601	—	1,608,628
Warehouse receivables (a)	—	—	468,248	169,886	—	638,134
Trading securities	—	—	107	69,393	—	69,500
Income taxes receivable	14,643	—	21,052	40,822	(17,812)	58,705
Prepaid expenses	—	—	53,582	70,164	—	123,746
Deferred tax assets, net	—	—	106,716	67,555	—	174,271
Real estate and other assets held for sale	—	—	—	32,846	—	32,846
Available for sale securities	—	—	663	—	—	663
Other current assets	—	7,207	41,765	34,634	—	83,606

Total Current Assets	14,648	69,433	1,523,417	1,871,351	(17,812)	3,461,037
Property and equipment, net	—	—	332,425	123,434	—	455,859
Goodwill	—	—	1,132,094	1,182,849	—	2,314,943
Other intangible assets, net	—	—	487,493	327,873	—	815,366
Investments in unconsolidated subsidiaries	—	—	171,651	47,786	—	219,437
Investments in consolidated subsidiaries	2,865,363	2,940,873	931,244	—	(6,737,480)	—
Intercompany loan receivable	—	2,023,149	700,000	—	(2,723,149)	—
Real estate under development	—	—	827	—	—	827
Real estate held for investment	—	—	2,556	35,240	—	37,796
Available for sale securities	—	—	62,953	2,194	—	65,147
Other assets, net	—	34,183	86,391	38,968	—	159,542

Total Assets	$2,880,011	$5,067,638	$5,431,051	$3,629,695	$(9,478,441)	$7,529,954

Current Liabilities:
Accounts payable and accrued expenses	$—	$32,435	$167,910	$510,063	$—	$710,408
Compensation and employee benefits payable	—	626	310,633	242,902	—	554,161
Accrued bonus and profit sharing	—	—	255,938	216,438	—	472,376
Income taxes payable	—	17,812	—	—	(17,812)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	464,841	166,971	—	631,812
Revolving credit facility	—	20,000	—	129,159	—	149,159
Other	—	—	16	4,383	—	4,399

Total short-term borrowings	—	20,000	464,857	300,513	—	785,370
Current maturities of long-term debt	—	39,650	2,700	25	—	42,375
Notes payable on real estate	—	—	—	23,147	—	23,147
Liabilities related to real estate and other assets held for sale	—	—	—	35,822	—	35,822
Other current liabilities	—	40	42,020	11,290	—	53,350

Total Current Liabilities	—	110,563	1,244,058	1,340,200	(17,812)	2,677,009
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	615,875	—	—	—	615,875
6.625% senior notes	—	350,000	—	—	—	350,000
5.25% senior notes	—	300,000	—	—	—	300,000
Other long-term debt	—	—	1,408	44	—	1,452
Intercompany loan payable	734,076	—	938,827	1,050,246	(2,723,149)	—

Total Long-Term Debt	734,076	2,065,875	940,235	1,050,290	(2,723,149)	2,067,327
Notes payable on real estate	—	—	—	16,886	—	16,886
Deferred tax liabilities, net	—	—	40,461	85,484	—	125,945
Non-current tax liabilities	—	—	51,363	13,673	—	65,036
Pension liability	—	—	—	59,912	—	59,912
Other liabilities	—	25,837	214,061	95,103	—	335,001

Total Liabilities	734,076	2,202,275	2,490,178	2,661,548	(2,740,961)	5,347,116
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,145,935	2,865,363	2,940,873	931,244	(6,737,480)	2,145,935
Non-controlling interests	—	—	—	36,903	—	36,903

Total Equity	2,145,935	2,865,363	2,940,873	968,147	(6,737,480)	2,182,838

Total Liabilities and Equity	$2,880,011	$5,067,638	$5,431,051	$3,629,695	$(9,478,441)	$7,529,954

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes, 5.25 % senior notes and our Credit Agreement, a substantial majority of warehouse receivables funded under TD Bank, N.A. (TD Bank), Capital One, N.A. (Capital One), Bank of America (BofA), JP Morgan Chase Bank, N.A. (JP Morgan) and Fannie Mae As Soon As Pooled (ASAP) Program lines of credit are pledged to TD Bank, Capital One, BofA, JP Morgan and Fannie Mae, and accordingly, are not included as collateral for our notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,231,633	$1,043,443	$—	$2,275,076
Costs and expenses:
Cost of services	—	—	789,931	639,055	—	1,428,986
Operating, administrative and other	18,934	(6,683)	291,206	297,569	—	601,026
Depreciation and amortization	—	—	33,120	34,039	—	67,159

Total costs and expenses	18,934	(6,683)	1,114,257	970,663	—	2,097,171
Gain on disposition of real estate	—	—	35	7,200	—	7,235

Operating (loss) income	(18,934)	6,683	117,411	79,980	—	185,140
Equity income from unconsolidated subsidiaries	—	—	35,177	8,123	—	43,300
Other income (loss)	—	—	894	(1,007)	—	(113)
Interest income	—	49,971	448	1,150	(49,971)	1,598
Interest expense	—	25,739	32,957	19,116	(49,971)	27,841
Write-off of financing costs	—	23,087	—	—	—	23,087
Royalty and management service (income) expense	—	—	(20,336)	20,336	—	—
Income from consolidated subsidiaries	118,981	114,063	28,313	—	(261,357)	—

Income before (benefit of) provision for income taxes	100,047	121,891	169,622	48,794	(261,357)	178,997
(Benefit of) provision for income taxes	(7,052)	2,910	55,559	17,888	—	69,305

Net income	107,099	118,981	114,063	30,906	(261,357)	109,692
Less: Net income attributable to non-controlling interests	—	—	—	2,593	—	2,593

Net income attributable to CBRE Group, Inc.	$107,099	$118,981	$114,063	$28,313	$(261,357)	$107,099

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$3,356,815	$2,905,909	$—	$6,262,724
Costs and expenses:
Cost of services	—	—	2,113,013	1,791,906	—	3,904,919
Operating, administrative and other	39,290	(1,031)	815,828	841,536	—	1,695,623
Depreciation and amortization	—	—	96,292	99,365	—	195,657

Total costs and expenses	39,290	(1,031)	3,025,133	2,732,807	—	5,796,199
Gain on disposition of real estate	—	—	6,732	30,370	—	37,102

Operating (loss) income	(39,290)	1,031	338,414	203,472	—	503,627
Equity income from unconsolidated subsidiaries	—	—	61,181	6,383	—	67,564
Other income	—	1	2,493	8,558	—	11,052
Interest income	—	146,356	1,579	2,737	(146,351)	4,321
Interest expense	—	76,509	97,671	56,497	(146,351)	84,326
Write-off of financing costs	—	23,087	—	—	—	23,087
Royalty and management service (income) expense	—	—	(26,973)	26,973	—	—
Income from consolidated subsidiaries	304,873	274,893	42,016	—	(621,782)	—

Income before (benefit of) provision for income taxes	265,583	322,685	374,985	137,680	(621,782)	479,151
(Benefit of) provision for income taxes	(14,643)	17,812	100,092	68,057	—	171,318

Net income	280,226	304,873	274,893	69,623	(621,782)	307,833
Less: Net income attributable to non-controlling interests	—	—	—	27,607	—	27,607

Net income attributable to CBRE Group, Inc.	$280,226	$304,873	$274,893	$42,016	$(621,782)	$280,226

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$107,099	$118,981	$114,063	$30,906	$(261,357)	$109,692
Other comprehensive income (loss) :
Foreign currency translation loss	—	—	—	(109,122)	—	(109,122)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,844	—	—	—	1,844
Unrealized gains on interest rate swaps and interest rate caps, net	—	854	—	—	—	854
Unrealized holding gains (losses) on available for sale securities, net	—	—	345	(159)	—	186
Other, net	—	—	76	—	—	76

Total other comprehensive income (loss)	—	2,698	421	(109,281)	—	(106,162)
Comprehensive income (loss)	107,099	121,679	114,484	(78,375)	(261,357)	3,530
Less: Comprehensive income attributable to non-controlling interests	—	—	—	2,533	—	2,533

Comprehensive income (loss) attributable to CBRE Group, Inc.	$107,099	$121,679	$114,484	$(80,908)	$(261,357)	$997

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$94,444	$103,088	$102,461	$25,679	$(231,506)	$94,166
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	45,684	—	45,684
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,793	—	—	—	1,793
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(2,035)	—	73	—	(1,962)
Unrealized holding (losses) gains on available for sale securities, net	—	—	(316)	339	—	23
Other, net	—	—	(1,106)	254	—	(852)

Total other comprehensive (loss) income	—	(242)	(1,422)	46,350	—	44,686
Comprehensive income	94,444	102,846	101,039	72,029	(231,506)	138,852
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(296)	—	(296)

Comprehensive income attributable to CBRE Group, Inc.	$94,444	$102,846	$101,039	$72,325	$(231,506)	$139,148

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$280,226	$304,873	$274,893	$69,623	$(621,782)	$307,833
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(72,676)	—	(72,676)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	5,470	—	—	—	5,470
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(3,521)	—	61	—	(3,460)
Unrealized holding losses on available for sale securities, net	—	—	(495)	(175)	—	(670)
Other, net	—	—	211	—	—	211

Total other comprehensive income (loss)	—	1,949	(284)	(72,790)	—	(71,125)
Comprehensive income (loss)	280,226	306,822	274,609	(3,167)	(621,782)	236,708
Less: Comprehensive income attributable to non-controlling interests	—	—	—	27,556	—	27,556

Comprehensive income (loss) attributable to CBRE Group, Inc.	$280,226	$306,822	$274,609	$(30,723)	$(621,782)	$209,152

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$201,892	$222,503	$263,048	$88,681	$(545,869)	$230,255
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(1,631)	—	(1,631)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	5,304	—	—	—	5,304
Unrealized gains on interest rate swaps and interest rate caps, net	—	3,606	—	39	—	3,645
Unrealized holding (losses) gains on available for sale securities, net	—	—	(413)	52	—	(361)
Other, net	—	—	90	254	—	344

Total other comprehensive income (loss)	—	8,910	(323)	(1,286)	—	7,301
Comprehensive income	201,892	231,413	262,725	87,395	(545,869)	237,556
Less: Comprehensive income attributable to non-controlling interests	—	—	—	27,587	—	27,587

Comprehensive income attributable to CBRE Group, Inc.	$201,892	$231,413	$262,725	$59,808	$(545,869)	$209,969

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$20,732	$83,198	$(9,694)	$(25,758)	$68,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(63,544)	(29,074)	(92,618)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(51,989)	(80,552)	(132,541)
Contributions to unconsolidated subsidiaries	—	—	(37,674)	(2,429)	(40,103)
Distributions from unconsolidated subsidiaries	—	—	49,152	13,826	62,978
Net proceeds from disposition of real estate held for investment	—	—	—	77,278	77,278
Additions to real estate held for investment	—	—	—	(5,043)	(5,043)
Proceeds from the sale of servicing rights and other assets	—	—	7,514	10,655	18,169
Decrease (increase) in restricted cash	—	6,871	464	(2,904)	4,431
Purchase of available for sale securities	—	—	(68,984)	—	(68,984)
Proceeds from the sale of available for sale securities	—	—	61,357	—	61,357
Other investing activities, net	—	—	570	—	570

Net cash provided by (used in) investing activities	—	6,871	(103,134)	(18,243)	(114,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(29,738)	—	—	(29,738)
Proceeds from revolving credit facility	—	1,622,000	—	66,568	1,688,568
Repayment of revolving credit facility	—	(1,630,928)	—	(41,431)	(1,672,359)
Proceeds from issuance of 5.25% senior notes	—	300,000	—	—	300,000
Proceeds from notes payable on real estate held for investment	—	—	—	5,022	5,022
Repayment of notes payable on real estate held for investment	—	—	—	(27,241)	(27,241)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	4,884	4,884
Repayment of notes payable on real estate held for sale and under development	—	—	—	(44,959)	(44,959)
Proceeds from short-term borrowings, net	—	—	—	4,545	4,545
Shares repurchased for payment of taxes on stock awards	(16,656)	—	—	—	(16,656)
Proceeds from exercise of stock options	4,466	—	—	—	4,466
Incremental tax benefit from stock options exercised	803	—	—	—	803
Non-controlling interests contributions	—	—	—	1,415	1,415
Non-controlling interests distributions	—	—	—	(31,998)	(31,998)
Payment of financing costs	—	(3,045)	—	(104)	(3,149)
(Increase) decrease in intercompany receivables, net	(9,345)	(297,717)	243,097	63,965	—
Other financing activities, net	—	—	(1,437)	(9)	(1,446)

Net cash (used in) provided by financing activities	(20,732)	(39,428)	241,660	657	182,157
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(12,683)	(12,683)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	50,641	128,832	(56,027)	123,446
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$62,226	$220,076	$333,051	$615,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$76,519	$355	$3,762	$80,636

Income tax payments, net	$—	$—	$177,792	$88,418	$266,210

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18. Subsequent Event

On October 27, 2014, we redeemed in full all of our outstanding 6.625% senior notes, which had a carrying value of $350.0 million as of September 30, 2014, in accordance with the provisions of the notes and associated indenture.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended September 30, 2014 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended). Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, the statements and assumptions in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond. For important information regarding these forward-looking statements, please see the discussion below under the caption “Cautionary Note on Forward-Looking Statements.”

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2013 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2013, excluding independent affiliates, we operated in approximately 350 offices worldwide, with approximately 44,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, property sales, real estate investment management, valuation, commercial mortgage origination and servicing, debt and structured finance solutions, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. In 2014, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and we ranked seventh among all companies on the Barron’s 500, which ranks companies on growth and financial performance. We have been the only commercial real estate services company included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for nine consecutive years. In 2014, the International Association of Outsourcing Professionals ranked us as a top three outsourcing services provider among all outsourcing companies globally and as the highest ranked commercial real estate services company.

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

Compensation is our largest expense and the sales and leasing professionals in our advisory services business generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions are particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Nevertheless, adverse global and regional economic trends could be significant risks to the performance of our operations and our financial condition.

Since the financial crisis in 2008 and 2009, commercial real estate markets have gradually recovered in step with the slow improvement in global economic activity, particularly in the United States. Since 2010, increased U.S. property sales activity has been sustained by gradually improving occupancy market conditions, including lower vacancy rates and higher rents, as well as the availability of low-cost credit and better investor sentiment. U.S. leasing markets have been slower to recover but have shown signs of improved sentiment and higher activity in 2014.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit very modest, economic growth. Reflecting the macro environment, investment sales across much of Europe were tepid until late 2012. Since then, sales activity has strengthened significantly, and this trend has continued in 2014. However, leasing markets in much of Europe have remained soft in 2014, as underlying economic conditions have not improved enough to translate into increased demand for space or higher rents.

In Asia Pacific, leasing activity has been subdued since late 2011, as multi-national corporations have been hesitant to expand in the region. Domestic demand in Asia Pacific has picked up in 2014, but strong construction activity limits rent growth. Investment markets have generally been stronger than leasing markets, and while investment levels have varied across the region, some countries like Australia and Japan have been notably strong.

Real estate investment management and property development activity were adversely affected by the global financial crisis, which lowered property values and constrained financing and disposition opportunities. However, the macro environment for these businesses has generally improved as the real estate credit and investment sales markets have recovered since 2010.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth, strong job creation, stable, healthy global credit markets, and continued improved business and investor sentiment.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. In December 2013, we fortified our real estate outsourcing platform in Europe within our EMEA segment with the acquisition of London-based Norland Managed Services, Ltd (Norland) for approximately $474 million (the Norland Acquisition), with $433.9 million paid at closing and the remaining contingent consideration paid in July 2014. Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. During 2013, we completed ten in-fill acquisitions, including a firm serving the London prime residential real estate market, a regional commercial real estate services firm based in San Francisco, a retail real estate services firm in the U.S. Mid-Atlantic region, a facility consulting and project advisory firm based in Virginia serving the healthcare industry, and two property management specialist firms, one in the Czech Republic and Slovakia and one in Belgium. During the nine months ended September 30, 2014, we completed eight in-fill acquisitions, including a commercial real estate service provider in Chicago, our former affiliate companies in Thailand, Greenville, South Carolina and Louisville, Kentucky, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, and project management companies in Germany and Australia.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2014, we have accrued for deferred consideration totaling $66.8 million, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

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

Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the nine months ended September 30, 2014, foreign currency translation had a $7.9 million positive impact on our total revenue and a $4.2 million negative impact on our total cost of services and operating, administrative and other expenses. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of foreign currencies into U.S. dollars.

During the nine months ended September 30, 2014, approximately 45% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, the British pound sterling, the Canadian dollar, the Chinese yuan, the Euro, the Indian rupee, the Japanese yen and the Singapore dollar. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
United States dollar	$1,267,982	55.7%	$1,074,335	62.0%	$3,455,655	55.2%	$3,032,328	61.2%
British pound sterling	411,864	18.1%	148,142	8.5%	1,137,292	18.1%	409,972	8.3%
Euro	184,213	8.1%	159,696	9.2%	530,340	8.5%	458,273	9.3%
Australian dollar	91,843	4.0%	71,882	4.1%	254,491	4.1%	221,706	4.5%
Canadian dollar	81,029	3.6%	79,050	4.6%	231,336	3.7%	227,577	4.6%
Japanese yen	49,912	2.2%	36,431	2.1%	122,361	1.9%	108,160	2.2%
Indian rupee	33,263	1.5%	29,619	1.7%	95,206	1.5%	87,095	1.7%
Chinese yuan	25,400	1.1%	25,477	1.5%	77,561	1.2%	74,654	1.5%
Singapore dollar	21,815	1.0%	20,831	1.2%	65,886	1.1%	65,388	1.3%
Other currencies	107,755	4.7%	88,403	5.1%	292,596	4.7%	265,790	5.4%

Total revenue	$2,275,076	100.0%	$1,733,866	100.0%	$6,262,724	100.0%	$4,950,943	100.0%

We estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2014, the net impact would have been an increase in pre-tax income of $5.5 million. This hypothetical calculation estimates the impact of translating results into U.S. dollars and does not include an estimate of the impact a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Leverage

We are leveraged and have significant debt service obligations. As of September 30, 2014, our total debt — excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables) — was approximately $2.3 billion.

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

For example, during 2014, we completed two financing transactions that have extended debt maturities and lowered annual interest expense. These transactions were the issuance in September 2014 of $300.0 million aggregate principal amount of 5.25% senior notes due March 15, 2025 and the redemption in October 2014 of all of the then outstanding 6.625% senior notes (aggregate principal amount of $350.0 million). During the three months ended September 30, 2014, in connection with these financing activities, we incurred approximately $3.7 million of financing costs. In addition, we expensed $5.7 million of previously-deferred financing costs as well as a $17.4 million early extinguishment premium.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended). There have been no material changes to these policies as of September 30, 2014.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenue	$2,275,076	100.0%	$1,733,866	100.0%	$6,262,724	100.0%	$4,950,943	100.0%
Costs and expenses:
Cost of services	1,428,986	62.8	1,032,348	59.5	3,904,919	62.4	2,912,391	58.8
Operating, administrative and other	601,026	26.4	496,615	28.6	1,695,623	27.1	1,465,614	29.6
Depreciation and amortization	67,159	3.0	47,524	2.8	195,657	3.1	137,406	2.8

Total costs and expenses	2,097,171	92.2	1,576,487	90.9	5,796,199	92.6	4,515,411	91.2
Gain on disposition of real estate	7,235	0.3	740	—	37,102	0.6	11,385	0.2

Operating income	185,140	8.1	158,119	9.1	503,627	8.0	446,917	9.0
Equity income from unconsolidated subsidiaries	43,300	1.9	13,347	0.8	67,564	1.1	29,640	0.6
Other (loss) income	(113)	—	5,125	0.3	11,052	0.2	9,352	0.2
Interest income	1,598	0.1	1,484	0.1	4,321	0.1	5,002	0.1
Interest expense	27,841	1.2	27,783	1.6	84,326	1.3	107,710	2.2
Write-off of financing costs	23,087	1.0	—	—	23,087	0.4	56,295	1.1

Income from continuing operations before provision for income taxes	178,997	7.9	150,292	8.7	479,151	7.7	326,906	6.6
Provision for income taxes	69,305	3.1	56,126	3.3	171,318	2.8	120,945	2.4

Income from continuing operations	109,692	4.8	94,166	5.4	307,833	4.9	205,961	4.2
Income from discontinued operations, net of income taxes	—	—	—	—	—	—	24,294	0.5

Net income	109,692	4.8	94,166	5.4	307,833	4.9	230,255	4.7
Less: Net income (loss) attributable to non- controlling interests	2,593	0.1	(278)	—	27,607	0.4	28,363	0.6

Net income attributable to CBRE Group, Inc.	$107,099	4.7%	$94,444	5.4%	$280,226	4.5%	$201,892	4.1%

EBITDA (1)	$292,893	12.9%	$224,393	12.9%	$750,293	12.0%	$624,627	12.6%

EBITDA, as adjusted (1)	$292,189	12.8%	$225,200	13.0%	$753,719	12.0%	$629,603	12.7%

(1)	Includes EBITDA related to discontinued operations of $7.4 million for the nine months ended September 30, 2013.

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions and cost containment expenses, as well as certain carried interest incentive compensation (reversal) expense. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results of operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to CBRE Group, Inc.	$107,099	$94,444	$280,226	$201,892
Add:
Depreciation and amortization (1)	67,159	47,524	195,657	138,276
Interest expense (2)	27,841	27,783	84,326	110,857
Write-off of financing costs	23,087	—	23,087	56,295
Provision for income taxes (3)	69,305	56,126	171,318	122,309
Less:
Interest income	1,598	1,484	4,321	5,002

EBITDA (4)	$292,893	$224,393	$750,293	$624,627
Adjustments:
Carried interest incentive compensation (reversal) expense	(704)	807	3,426	3,451
Integration and other costs related to acquisitions	—	—	—	1,525

EBITDA, as adjusted (4)	$292,189	$225,200	$753,719	$629,603

(1)	Includes depreciation and amortization expense related to discontinued operations of $0.9 million for the nine months ended September 30, 2013.
(2)	Includes interest expense related to discontinued operations of $3.2 million for the nine months ended September 30, 2013.
(3)	Includes provision for income taxes related to discontinued operations of $1.3 million for the nine months ended September 30, 2013.
(4)	Includes EBITDA related to discontinued operations of $7.4 million for the nine months ended September 30, 2013.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

We reported consolidated net income of $107.1 million for the three months ended September 30, 2014 on revenue of $2.3 billion as compared to consolidated net income of $94.4 million on revenue of $1.7 billion for the three months ended September 30, 2013.

Our revenue on a consolidated basis for the three months ended September 30, 2014 increased by $541.2 million, or 31.2%, as compared to the three months ended September 30, 2013. This increase was enhanced by contributions from the Norland Acquisition. However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the Norland Acquisition) (up 18.7%), increased sales (up 31.9%) and leasing (up 14.1%) activity. Foreign currency translation had a $21.0 million positive impact on total revenue during the three months ended September 30, 2014, primarily driven by strength in the British pound sterling in the current year versus the prior year.

Our cost of services on a consolidated basis increased by $396.6 million, or 38.4%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $10.9 million negative impact on cost of services during the three months ended September 30, 2014. Cost of services as a percentage of revenue increased from 59.5% for the three months ended September 30, 2013 to 62.8% for the three months ended September 30, 2014, largely due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 60.2% for the three months ended September 30, 2014, compared to 59.5% for the three months ended September 30, 2013.

Our operating, administrative and other expenses on a consolidated basis increased by $104.4 million, or 21.0%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was partially due to costs associated with the Norland Acquisition. Higher worldwide payroll-related costs (including bonuses) and an asset impairment charge of $8.6 million incurred in our Americas segment also contributed to the variance. Foreign currency translation had a $7.5 million negative impact on total operating expenses during the three months ended September 30, 2014. Operating expenses as a percentage of revenue decreased from 28.6% for the three months ended September 30, 2013 to 26.4% for the three months ended September 30, 2014, as a result of the Norland Acquisition. Excluding activity associated with Norland, operating expenses as a percentage of revenue were relatively consistent at 28.3% for the three months ended September 30, 2014, compared to 28.6% for the three months ended September 30, 2013.

Our depreciation and amortization expense on a consolidated basis increased by $19.6 million, or 41.3%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the Norland Acquisition and in-fill acquisitions completed in 2014. A rise in depreciation expense in the current year driven by technology-related capital expenditures also contributed to the increase.

Our gain on disposition of real estate on a consolidated basis was $7.2 million for the three months ended September 30, 2014 as compared to $0.7 million for the three months ended September 30, 2013. These gains resulted from activity within our Development Services segment. The increase over the prior-year period is largely due to our adoption of Accounting Standards Update, or ASU, 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective January 1, 2014 and as a result, no longer reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, if in the ordinary course of business we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $30.0 million, or 224.4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment and a gain on the sale of an equity investment in Canada (within our Americas segment) in the current year.

Our other loss on a consolidated basis was $0.1 million for the three months ended September 30, 2014 as compared to other income of $5.1 million for the three months ended September 30, 2013 and was primarily reported within our Global Investment Management segment. This activity primarily relates to net realized and unrealized gains and losses attributable to co-investments in our real estate securities business.

Our consolidated interest income was $1.6 million for the three months ended September 30, 2014 versus $1.5 million for the three months ended September 30, 2013.

Our consolidated interest expense was flat at $27.8 million for both the three months ended September 30, 2014 and 2013. During the third quarter, we issued an aggregate principal amount of $300.0 million of 5.25% senior notes due in 2025 and in October 2014, we used the note proceeds, together with cash on hand and borrowings under our revolving credit facility, to redeem in full the $350.0 million in aggregate principal amount of 6.625% senior notes due in 2020. This move is expected to lower annual interest expense by approximately $5 million.

Our write-off of financing costs on a consolidated basis was $23.1 million for the three months ended September 30, 2014, primarily related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs.

Our provision for income taxes on a consolidated basis was $69.3 million for the three months ended September 30, 2014 as compared to $56.1 million for the three months ended September 30, 2013. This increase was driven by the growth in pre-tax income in the current year. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 39.3% for the three months ended September 30, 2014 as compared to 37.3% for the three months ended September 30, 2013, primarily due to the impact of losses sustained in jurisdictions where no tax benefit could be provided. Excluding the impact of such losses, our effective rate was 37.4% and 37.3% for the three months ended September 30, 2014 and 2013, respectively. We anticipate our full year 2014 effective tax rate to be approximately 36%.

Our net income attributable to non-controlling interests on a consolidated basis was $2.6 million for the three months ended September 30, 2014 as compared to a net loss attributable to non-controlling interests of $0.3 million for the three months ended September 30, 2013. This activity primarily reflects our non-controlling interests’ share of income/loss within our Global Investment Management and Development Services segments.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

We reported consolidated net income of $280.2 million for the nine months ended September 30, 2014 on revenue of $6.3 billion as compared to consolidated net income of $201.9 million on revenue of $5.0 billion for the nine months ended September 30, 2013.

Our revenue on a consolidated basis for the nine months ended September 30, 2014 increased by $1.3 billion, or 26.5%, as compared to the nine months ended September 30, 2013. This increase was enhanced by contributions from the Norland Acquisition. However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the Norland Acquisition) (up 15.6%), increased sales (up 21.2%) and leasing (up 12.9%) activity. Foreign currency translation had a $7.9 million positive impact on total revenue during the nine months ended September 30, 2014, primarily driven by strength in the British pound sterling and Euro, partially offset by weakness in the Australian dollar, Canadian dollar, Indian rupee and Japanese yen in the current year versus the prior year.

Our cost of services on a consolidated basis increased by $992.5 million, or 34.1%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $4.0 million positive impact on cost of services during the nine months ended September 30, 2014. Cost of services as a percentage of revenue increased from 58.8% for the nine months ended September 30, 2013 to 62.4% for the nine months ended September 30, 2014, largely due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 59.6% for the nine months ended September 30, 2014, compared to 58.8% for the nine months ended September 30, 2013.

Our operating, administrative and other expenses on a consolidated basis increased by $230.0 million, or 15.7%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was partly driven by costs associated with the Norland Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (including bonuses), increased insurance and consulting costs, and an asset impairment charge of $8.6 million incurred in our Americas segment in the current year. Foreign currency translation had an $8.2 million negative impact on total operating expenses during the nine months ended September 30, 2014. Operating expenses as a percentage of revenue decreased from 29.6% for the nine months ended September 30, 2013 to 27.1% for the nine months ended September 30, 2014, as a result of the Norland Acquisition. Excluding activity associated with Norland, operating expenses as a percentage of revenue were 29.3% for the nine months ended September 30, 2014, compared to 29.6% for the nine months ended September 30, 2013.

Our depreciation and amortization expense on a consolidated basis increased by $58.3 million, or 42.4%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the Norland Acquisition and in-fill acquisitions completed in 2014. A rise in depreciation expense in the current year driven by technology-related capital expenditures also contributed to the increase.

Our gain on disposition of real estate on a consolidated basis was $37.1 million for the nine months ended September 30, 2014 as compared to $11.4 million for the nine months ended September 30, 2013. These gains resulted from activity within our Global Investment Management and Development Services segments. The increase over the prior-year period is largely due to our adoption of ASU 2014-08.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $37.9 million, or 127.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment and a gain on the sale of an equity investment in Canada within our Americas segment in the current year.

Our other income on a consolidated basis increased by $1.7 million, or 18.2%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and was primarily reported within our Global Investment Management segment. This increase primarily relates to higher net realized and unrealized gains in the current year related to co-investments in our real estate securities business.

Our consolidated interest income was $4.3 million for the nine months ended September 30, 2014 versus $5.0 million for the nine months ended September 30, 2013.

Our consolidated interest expense decreased by $23.4 million, or 21.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, reflecting the effects of our refinancing activities in the first half of 2013.

Our write-off of financing costs on a consolidated basis was $23.1 million for the nine months ended September 30, 2014 as compared to $56.3 million for the nine months ended September 30, 2013. The write-off in the current year related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs. The write-off in the prior year primarily related to costs associated with the redemption in full of our 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the prior year, we wrote-off $10.4 million of unamortized deferred financing costs associated with our previous credit agreement and incurred fees of $3.6 million in connection with our new credit agreement and 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $171.3 million for the nine months ended September 30, 2014 as compared to $120.9 million for the nine months ended September 30, 2013. This increase was driven by the significant growth in pre-tax income in the current year. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, was relatively consistent at 37.9% for the nine months ended September 30, 2014 as compared to 37.7% for the nine months ended September 30, 2013.

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

Our net income attributable to non-controlling interests on a consolidated basis was $27.6 million for the nine months ended September 30, 2014 as compared to $28.4 million for the nine months ended September 30, 2013. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

Segment Operations

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services. The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in North America, Europe and Asia Pacific. The Development Services business consists of real estate development and investment activities primarily in the United States.

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Americas
Revenue	$1,325,875	100.0%	$1,105,768	100.0%	$3,583,276	100.0%	$3,145,341	100.0%
Costs and expenses:
Cost of services	869,889	65.6	726,876	65.7	2,332,470	65.1	2,034,040	64.7
Operating, administrative and other	281,433	21.2	252,219	22.8	792,577	22.1	723,451	23.0
Depreciation and amortization	38,451	2.9	30,281	2.8	107,796	3.0	84,838	2.7

Operating income	$136,102	10.3%	$96,392	8.7%	$350,433	9.8%	$303,012	9.6%

EBITDA (1)	$187,476	14.1%	$132,195	12.0%	$482,642	13.5%	$401,852	12.8%

EMEA
Revenue	$574,493	100.0%	$285,496	100.0%	$1,604,159	100.0%	$784,407	100.0%
Costs and expenses:
Cost of services	402,503	70.1	172,112	60.3	1,134,240	70.7	481,335	61.4
Operating, administrative and other	135,714	23.6	96,552	33.8	383,818	23.9	275,223	35.1
Depreciation and amortization	16,080	2.8	4,194	1.5	48,862	3.1	13,101	1.6

Operating income	$20,196	3.5%	$12,638	4.4%	$37,239	2.3%	$14,748	1.9%

EBITDA (1)	$37,485	6.5%	$17,735	6.2%	$88,219	5.5%	$28,930	3.7%

Asia Pacific
Revenue	$253,742	100.0%	$202,701	100.0%	$690,599	100.0%	$617,262	100.0%
Costs and expenses:
Cost of services	156,594	61.7	133,360	65.8	438,209	63.5	397,016	64.3
Operating, administrative and other	74,381	29.3	56,380	27.8	197,617	28.6	175,315	28.4
Depreciation and amortization	4,178	1.7	2,688	1.3	10,617	1.5	8,571	1.4

Operating income	$18,589	7.3%	$10,273	5.1%	$44,156	6.4%	$36,360	5.9%

EBITDA (1)	$22,767	9.0%	$13,056	6.4%	$54,773	7.9%	$44,916	7.3%

Global Investment Management
Revenue	$105,012	100.0%	$127,337	100.0%	$343,789	100.0%	$369,088	100.0%
Costs and expenses:
Operating, administrative and other	81,739	77.8	75,629	59.4	260,697	75.8	246,117	66.7
Depreciation and amortization	7,485	7.2	9,192	7.2	25,303	7.4	27,283	7.4
Gain on disposition of real estate	—	—		—	23,028	6.7	—	—

Operating income	$15,788	15.0%	$42,516	33.4%	$80,817	23.5%	$95,688	25.9%

EBITDA (1) (2)	$21,146	20.1%	$55,396	43.5%	$87,538	25.5%	$127,723	34.6%

Development Services
Revenue	$15,954	100.0%	$12,564	100.0%	$40,901	100.0%	$34,845	100.0%
Costs and expenses:
Operating, administrative and other	27,759	174.0	15,835	126.0	60,914	148.9	45,508	130.6
Depreciation and amortization	965	6.0	1,169	9.3	3,079	7.5	3,613	10.4
Gain on disposition of real estate	7,235	45.3	740	5.9	14,074	34.4	11,385	32.7

Operating loss	$(5,535)	(34.7)%	$(3,700)	(29.4)%	$(9,018)	(22.0)%	$(2,891)	(8.3)%

EBITDA (1) (3)	$24,019	150.6%	$6,011	47.8%	$37,121	90.8%	$21,206	60.9%

(1)	See Note 16 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.

(2)	Includes EBITDA related to discontinued operations of $1.4 million for the nine months ended September 30, 2013.
(3)	Includes EBITDA related to discontinued operations of $6.0 million for the nine months ended September 30, 2013.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Americas

Revenue increased by $220.1 million, or 19.9%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This improvement was primarily driven by higher property, facilities and project management fees as well as increased leasing, sales and commercial mortgage brokerage activity. Lending activity with Government Sponsored Entities, or GSEs, rebounded significantly compared with the third quarter of 2013, when these lenders faced regulatory limits on their mortgage origination volumes. Foreign currency translation had a $3.3 million negative impact on total revenue during the three months ended September 30, 2014, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $143.0 million, or 19.7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $2.4 million positive impact on cost of services during the three months ended September 30, 2014. Cost of services as a percentage of revenue was consistent at 65.6% for the three months ended September 30, 2014 as compared to 65.7% for the three months ended September 30, 2013.

Operating, administrative and other expenses increased by $29.2 million, or 11.6%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily driven by higher payroll-related costs (including bonuses). Also contributing to the variance was an asset impairment charge in the current year of $8.6 million, which resulted from the decision (due to a change in strategy) to abandon a property database platform that was being developed in the United States. Foreign currency translation had a $0.8 million positive impact on total operating expenses during the three months ended September 30, 2014.

EMEA

Revenue increased by $289.0 million, or 101.2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was enhanced by contributions from the Norland Acquisition. Excluding Norland, revenue was up 25.5% and growth was strong in property, facilities and project management, and sales activity. Leasing revenue showed modest growth, mainly driven by the United Kingdom and despite a significant decline in France, where leasing markets reflect sluggish economic conditions. Foreign currency translation had an $18.4 million positive impact on total revenue during the three months ended September 30, 2014, primarily driven by strength in the British pound sterling when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $230.4 million, or 133.9%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. Foreign currency translation had a $10.7 million negative impact on cost of services during the three months ended September 30, 2014. Cost of services as a percentage of revenue increased to 70.1% for the three months ended September 30, 2014 from 60.3% for the three months ended September 30, 2013, mainly due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 59.7% for the three months ended September 30, 2014, an improvement over the 60.3% of revenue recorded in the year ago quarter, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed compensation structure.

Operating, administrative and other expenses increased by $39.2 million, or 40.6%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs (including bonuses), which resulted from increased headcount and improved operating performance, also contributed to the current year increase. Foreign currency translation had a $5.4 million negative impact on total operating expenses during the three months ended September 30, 2014.

Asia Pacific

Revenue increased by $51.0 million, or 25.2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, reflecting improved overall performance in several countries, most notably in Australia and Japan. Contributions from our acquisition of our former affiliate company in Thailand in June 2014 also added to the current year increase. Foreign currency translation had a $3.5 million positive impact on total revenue during the three months ended September 30, 2014, primarily driven by weakness in the Australian dollar when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $23.2 million, or 17.4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, driven by higher salaries and related costs associated with our property and facilities management contracts. Increased commission expense resulting from higher transaction revenue also contributed to an increase in cost of services in the current year. Foreign currency translation had a $2.6 million negative impact on cost of services during the three months ended September 30, 2014. Cost of services as a percentage of revenue decreased to 61.7% for the three months ended September 30, 2014 from 65.8% for the three months ended September 30, 2013, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $18.0 million, or 31.9%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily driven by higher payroll-related costs (including bonuses). Foreign currency translation had a $1.0 million negative impact on total operating expenses during the three months ended September 30, 2014.

Global Investment Management

Revenue decreased by $22.3 million, or 17.5%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Prior quarter results included $29.9 million of carried interest revenue, while current quarter results only included nominal carried interest revenue. Foreign currency translation had a $2.4 million positive impact on total revenue during the three months ended September 30, 2014.

Operating, administrative and other expenses increased by $6.1 million, or 8.1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily driven by higher payroll-related costs (including bonuses). Foreign currency translation had a $1.9 million negative impact on total operating expenses during the three months ended September 30, 2014.

Total AUM as of September 30, 2014 totaled $88.6 billion, down 1.0% from year-end 2013. This business is transitioning from gain-harvesting in 2013 to capital-deployment in 2014. A rollforward of our AUM by product type for the three months ended September 30, 2014 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at July 1, 2014	$32.3	$35.1	$25.4	$92.8
Inflows	1.1	1.8	1.2	4.1
Outflows	(2.2)	(1.3)	(1.6)	(5.1)
Market depreciation	(1.3)	(0.6)	(1.3)	(3.2)

Balance at September 30, 2014	$29.9	$35.0	$23.7	$88.6

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

Development Services

Revenue increased by $3.4 million, or 27.0%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily driven by higher development fees in the current year due to an increase in new projects started.

Operating, administrative and other expenses increased by $11.9 million, or 75.3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily driven by higher bonuses due to higher gains on property sales in the current year.

As of September 30, 2014, development projects in process totaled $5.1 billion, up 4%, or $200 million, from year-end 2013, and the inventory of pipeline deals totaled $2.9 billion, up 93%, or $1.4 billion, from year-end 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Americas

Revenue increased by $437.9 million, or 13.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This improvement was primarily driven by higher property, facilities and project management fees, as well as improved leasing, sales and commercial mortgage brokerage activity. Foreign currency translation had a $21.6 million negative impact on total revenue during the nine months ended September 30, 2014, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $298.4 million, or 14.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had a $14.1 million positive impact on cost of services during the nine months ended September 30, 2014. Cost of services as a percentage of revenue was relatively consistent at 65.1% for the nine months ended September 30, 2014 versus 64.7% for the nine months ended September 30, 2013.

Operating, administrative and other expenses increased by $69.1 million, or 9.6%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily driven by higher payroll-related costs (including bonuses), which resulted from increased headcount, as well as higher insurance and consulting costs. Also contributing to the variance was the previously mentioned asset impairment charge in the current year of $8.6 million. Foreign currency translation had a $6.0 million positive impact on total operating expenses during the nine months ended September 30, 2014.

EMEA

Revenue increased by $819.8 million, or 104.5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was enhanced by contributions from the Norland Acquisition. Excluding Norland, revenue was up 24.3% and growth was strong in nearly all major business lines, most notably in property, facilities and project management, and sales and appraisal activity. Leasing revenue showed modest growth, mainly driven by the United Kingdom and despite a significant decline in France, where leasing markets reflect sluggish economic conditions. Foreign currency translation had a $50.1 million positive impact on total revenue during the nine months ended September 30, 2014, primarily driven by strength in the British pound sterling and Euro when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $652.9 million, or 135.6%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to higher costs associated with our global property and facilities management contracts, particularly due to the Norland Acquisition. Foreign currency translation had a $28.5 million negative impact on cost of services during the nine months ended September 30, 2014. Cost of services as a percentage of revenue increased to 70.7% for the nine months ended September 30, 2014 from 61.4% for the nine months ended September 30, 2013, mainly due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 60.4% for the nine months ended September 30, 2014, an improvement over the 61.4% of revenue recorded in the prior year quarter, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $108.6 million, or 39.5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs (including bonuses), which resulted from increased headcount and improved operating performance, as well as increased consulting costs, also contributed to the current year increase. Foreign currency translation had a $15.6 million negative impact on total operating expenses during the nine months ended September 30, 2014.

Asia Pacific

Revenue increased by $73.3 million, or 11.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, reflecting improved overall performance in several countries, most notably in Australia, China, India and Japan, particularly in property, facilities and project management, sales and leasing activity. Contributions from our acquisition of our former affiliate company in Thailand in June 2014 also added to the current year increase. This increase was partially offset by foreign currency translation, which had a $28.4 million negative impact on total revenue during the nine months ended September 30, 2014, primarily driven by weakness in the Australian dollar, Japanese yen and Indian rupee when converting to U.S. dollars in the current year versus the prior year.

Cost of services increased by $41.2 million, or 10.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, driven by increased commission expense resulting from higher sales and lease transaction revenue as well as a concentration of commissions among higher producing professionals in Australia and Japan. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services in the current year. Foreign currency translation had an $18.4 million positive impact on cost of services during the nine months ended September 30, 2014. Cost of services as a percentage of revenue decreased to 63.5% for the nine months ended September 30, 2014 from 64.3% for the nine months ended September 30, 2013, primarily driven by higher transaction revenue in the current year in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $22.3 million, or 12.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily driven by higher payroll-related (including bonuses), occupancy and consulting costs. Foreign currency translation had a $7.1 million positive impact on total operating expenses during the nine months ended September 30, 2014.

Global Investment Management

Revenue decreased by $25.3 million, or 6.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily driven by reduced carried interest revenue. Lower asset management fees, which reflect the sale of assets in 2013 to harvest gains for fund investors, lower fees on some AUM in EMEA, and our exiting the management of a private REIT, also contributed to the decline in the current year. These reductions were partially offset by higher acquisitions fees in the current year as well as foreign currency translation, which had a $7.8 million positive impact on total revenue during the nine months ended September 30, 2014.

Operating, administrative and other expenses increased by $14.6 million, or 5.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to higher carried interest expense incurred in the current year as well as higher payroll-related costs (including bonuses). Foreign currency translation also had a $5.7 million negative impact on total operating expenses during the nine months ended September 30, 2014. These increases were partially offset by lower costs due to the sale of assets and internalization of the management of a private REIT discussed above.

A rollforward of our AUM by product type for the nine months ended September 30, 2014 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2014	$32.8	$33.5	$22.8	$89.1
Inflows	1.8	3.9	3.6	9.3
Outflows	(4.1)	(2.6)	(4.3)	(11.0)
Market (depreciation) appreciation	(0.6)	0.2	1.6	1.2

Balance at September 30, 2014	$29.9	$35.0	$23.7	$88.6

Development Services

Revenue increased by $6.1 million, or 17.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to higher development fees in the current year due to an increase in new projects started.

Operating, administrative and other expenses increased by $15.4 million, or 33.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily driven by higher bonuses as well as higher payroll-related costs attributable to an increase in headcount to support the growing business.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2014 include up to approximately $155 million of anticipated net capital expenditures. During the nine months ended September 30, 2014, we incurred $77.3 million of net capital expenditures. As of September 30, 2014, we had committed to fund $26.5 million of additional capital to unconsolidated subsidiaries within our Development Services business, which may be called at any time. Additionally, as of September 30, 2014, we had aggregate commitments of $19.3 million to fund future co-investments in our Global Investment Management business, $7.0 million of which is expected to be funded in 2014.

In December 2013, we fortified our real estate outsourcing platform in Europe with the acquisition of Norland for approximately $474 million, which was financed with cash on hand and borrowings under our revolving credit facility. During 2011, we required substantial amounts of debt financing to fund strategic acquisitions. We also conducted four debt offerings in recent years. The first, in 2009, was part of a capital restructuring in response to the global economic recession, the second, in 2010, was to take advantage of low interest rates and term availability, and the third and fourth, in March 2013 and September 2014, respectively, were also to take advantage of market conditions to refinance other debt. Absent extraordinary transactions such as these and the equity offerings we completed during the unprecedented global capital markets disruption in 2008 and 2009, we historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of such extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may again seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at interest rates, maturities and terms we would deem attractive.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $59.9 million and $68.0 million at September 30, 2014 and December 31, 2013, respectively. We expect to contribute a total of $6.3 million to fund our pension plans for the year ending December 31, 2014, of which $4.7 million was funded as of September 30, 2014.

The third long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2014 and December 31, 2013, we had accrued for $66.8 million and $86.9 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $68.5 million for the nine months ended September 30, 2014, a decrease of $166.2 million as compared to the nine months ended September 30, 2013. This variance was primarily due to an increase in receivables in the current year and greater sales of real estate held for sale and under development in the prior year. In addition, higher bonuses, income taxes and commissions paid in the current year also contributed to the decrease. These items were partially offset by an increase in bonus accruals and improved operating performance in the current year.

Investing Activities

Net cash used in investing activities totaled $114.5 million for the nine months ended September 30, 2014 as compared to net cash provided by investing activities of $26.3 million for the nine months ended September 30, 2013. This variance was primarily driven by lower proceeds received from the sale of real estate held for investment in the current year, as well as greater amounts paid for in-fill acquisitions and capital expenditures in the current year. In addition, the lower decrease in restricted cash in the current year versus the prior year also contributed to the variance.

Financing Activities

Net cash provided by financing activities totaled $182.2 million for the nine months ended September 30, 2014 as compared to net cash used in financing activities of $839.6 million for the nine months ended September 30, 2013. This variance was primarily due to our refinancing efforts in the first half of 2013, including the net repayment of $914.1 million of senior secured term loans and the redemption of $450.0 million in aggregate principal amount of 11.625% senior subordinated notes. Proceeds from the issuance of the 5.25% senior notes due in 2025 in the current year and higher net repayments of notes payable on real estate within our Development Services segment in the prior year also contributed to the variance. These items were partially offset by the issuance of $800.0 million in aggregate principal amount of 5.00% senior notes in the prior year.

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

The revolving credit facility allows for borrowings outside of the United States, with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement). As of September 30, 2014 and December 31, 2013, we had $149.2 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 1.7% and 2.2%, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2014, letters of credit totaling $7.4 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the normal course of business as well as in connection with certain insurance programs.

Borrowings under the term loan facilities as of September 30, 2014 bear interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of September 30, 2014, we had $655.5 million of term loan facilities principal outstanding (including $443.7 million of tranche A term loan facility and $211.8 million of tranche B term loan facility), which are included in the accompanying consolidated balance sheets. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, the fair values of such interest rate swap agreements were reflected as a $25.8 million liability and a $29.0 million liability, respectively, and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On September 26, 2014, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $300.0 million at September 30, 2014.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $800.0 million at both September 30, 2014 and December 31, 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes were unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes were jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our Credit Agreement. Interest accrued at a rate of 6.625% per year and was payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes were redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. In addition, at any time prior to October 15, 2014, the 6.625% senior notes were redeemable by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which was based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. On September 26, 2014, we gave the 30-day notice required under the indenture of our intent to call all of the 6.625% senior notes. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture. In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. The amount of the 6.625% senior notes included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $350.0 million at both September 30, 2014 and December 31, 2013.

Our Credit Agreement and the indentures governing our 5.00% senior notes, 5.25% senior notes and 6.625% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the Credit Agreement) of 4.25x. Our coverage ratio of EBITDA to total interest expense was 12.29x for the trailing twelve months ended September 30, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.45x as of September 30, 2014. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our Credit Agreement and under our 5.00% senior notes and 5.25% senior notes.

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

We had short-term borrowings of $785.4 million and $517.1 million as of September 30, 2014 and December 31, 2013, respectively, with related weighted average interest rates of 1.8% and 1.9%, respectively, which are included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $5.0 million revolving credit note, bears interest at 0.25% and has a maturity date of May 31, 2015. As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of April 30, 2015. As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which included cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility were not made generally available to us, but instead were held in a collateral account maintained by First Tennessee Bank. This agreement provided for a $4.0 million credit line, bore interest at 0.25% and expired on August 31, 2014. As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under this agreement.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $275.0 million line of credit and bears interest at the daily LIBOR plus 1.90%. A portion of the line of credit totaling $100.0 million matures on January 15, 2015. The remainder, or $175.0 million, has a maturity date of October 26, 2015.

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

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement provides for a $200.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 1.55% and has a maturity date of July 29, 2015.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement provides for a $25.0 million secured revolving line of credit, bears interest at daily LIBOR plus 2.75% and has a maturity date of March 16, 2015.

During the nine months ended September 30, 2014, we had a maximum of $894.4 million of warehouse lines of credit principal outstanding. As of September 30, 2014 and December 31, 2013, we had $631.8 million and $374.6 million of warehouse lines of credit principal outstanding, respectively, which are included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $638.1 million and $381.5 million of mortgage loans held for sale (warehouse receivables), as of September 30, 2014 and December 31, 2013, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which are also included in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR or EDF plus 2.0%. As of September 30, 2014, there was $4.4 million of Euro cash pool loan outstanding, which has been included in short-term borrowings in the consolidated balance sheets set forth in Item 1 of this Quarterly Report. There were no amounts outstanding under this facility as of December 31, 2013.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $22.9 million as of September 30, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. These letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2015.

We had guarantees totaling $16.7 million as of September 30, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $16.7 million mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through August 2017, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements. The remainder of the guarantees consist of guarantees related to our defined benefit pension plans in the United Kingdom (in excess of our outstanding pension liability of $59.9 million as of September 30, 2014), which are continuous guarantees that will not expire until all amounts have been paid out for our pension liabilities.

In addition, as of September 30, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $9.2 billion at September 30, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $365.9 million at September 30, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2014 and December 31, 2013, CBRE MCI had $25.1 million and $16.6 million, respectively, of cash deposited under this reserve arrangement, and had provided approximately $16.3 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $293.4 million (including $137.1 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2014.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2014, we had aggregate commitments of $19.3 million to fund future co-investments, $7.0 million of which is expected to be funded in 2014. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2014, we had committed to fund $26.5 million of additional capital to these unconsolidated subsidiaries, which may be called at any time.

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

•	our ability to control costs relative to revenue growth;

•	our ability to retain and incentivize producers;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of companies we may acquire;

•	increases in unemployment and general slowdowns in commercial activity;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	trends in pricing and risk assumption for commercial real estate services;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•

changes in international law (including anti-corruption, anti-money laundering and trade control law), particularly in Russia, Eastern Europe and the Middle East, due to the rising level of political instability in those regions;

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

•

our ability to comply with laws and regulations related to our global operations, including real estate licensure, labor and employment laws and regulations, as well as the anti-corruption laws and trade sanctions of the U.S. and other countries;

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended), in particular in “Item 1A, Risk Factors”, or in the other documents and reports we file with the Securities and Exchange Commission.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended). Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

Certain of our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. During the nine months ended September 30, 2014, approximately 45% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, the British pound sterling, the Canadian dollar, the Chinese yuan, the Euro, the Indian rupee, the Japanese yen and the Singapore dollar. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.

In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, the changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net gains of $7.7 million and $4.5 million for the three and nine months ended September 30, 2014, respectively, resulting from net gains on foreign currency exchange forward contracts. As of September 30, 2014, we had nine foreign currency exchange forward contracts outstanding covering a notional amount of $91.6 million. As of September 30, 2014, the fair value of forward contracts with four counterparties aggregated to a $4.7 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.04 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations set forth in Item 1 of this Quarterly Report on Form 10-Q were net gains of $3.1 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, and net losses of $1.1 million and $1.6 million for the three and nine months ended September 30, 2013, respectively, resulting from net gains/losses on foreign currency exchange option and forward contracts. As of September 30, 2014, the fair value of such contracts with two counterparties aggregated to a $2.6 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of December 31, 2013, we did not have any such foreign currency exchange contracts outstanding.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the fair values of these interest rate swap agreements were reflected as a $25.8 million liability and were included in other long-term liabilities in the consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior secured term loans was approximately $654.3 million at September 30, 2014. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 5.25% senior notes and 6.625% senior notes were $793.9 million, $298.9 million and $368.1 million, respectively, at September 30, 2014.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2014, the net impact of the additional interest cost would be a decrease of $2.2 million on pre-tax income and a decrease of $2.2 million on cash provided by operating activities for the nine months ended September 30, 2014.

We also have $75.0 million of notes payable on real estate as of September 30, 2014. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.2 million for the nine months ended September 30, 2014. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

We also enter into loan commitments that relate to the origination or acquisition of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from these derivatives contracts has not been significant.

ITEM 4.	CONTROLS AND PROCEDURES

Securities Exchange Act Rule 13a-15 requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in our SEC reports is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and our Disclosure Committee assists them. This Committee consists of our principal accounting officer, general counsel, chief communication officer, senior officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of the end of the period covered by this quarterly report.

Additionally, we report that no changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended).

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may repurchase shares awarded to grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. The following table presents information with respect to the repurchased shares relating thereto during each calendar month within the fiscal quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2014 – July 31, 2014	—	$—
August 1, 2014 – August 31, 2014	—	$—
September 1, 2014 – September 30, 2014	240,921	$31.33

Total	240,921	$31.33

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1	11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2	10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1	4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity	SC-13D	005-61805	3	7/30/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

	Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of October 8, 2010, among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.1		10/12/2010

4.3(b)	Form of Supplemental Indenture among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain new U.S. subsidiaries from time-to-time, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, for the 6.625% Senior Notes Due October 15, 2020	8-K	001-32205	4.2		7/29/2011

4.4	Form of Exchange Note relating to 6.625% Senior Notes due October 15, 2020	8-K	001-32205	4.41		10/12/2010

4.5(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(a)	5/10/2013

4.5(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.5(c)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3	4/16/2013

4.5(d)	Second Supplemental Indenture, dated as of September 24, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes Due 2025	8-K	001-32205	4.1	9/26/2014

4.5(e)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.5(d))	8-K	001-32205	4.2	9/26/2014

11	Statement concerning Computation of Per Share Earnings (filed as Note 13 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CBRE GROUP, INC.

Date: November 10, 2014	/S/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: November 10, 2014	/S/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)