Form 10-K
period 2014-12-31
CBRE GROUP, INC.
filed 2015-03-02
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $10.6 billion based upon the last sales price on June 30, 2014 on the New York Stock Exchange of $32.04 for the registrant’s Class A Common Stock.

As of February 13, 2015, the number of shares of Class A Common Stock outstanding was 333,024,341.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be held May 15, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CBRE Group, Inc., a Delaware corporation, (which may be referred to in this Form 10-K as the “company”, “we”, “us” and “our”), is the world’s largest commercial real estate services and investment firm, based on 2014 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2014, excluding independent affiliates, we operated in over 370 offices worldwide, with more than 52,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name.

Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination and servicing, and debt/structured finance), real estate investment management, valuation, development services and proprietary research. We generate revenues from management fees on a contractual and per-project basis, and from commissions on transactions. Our contractual, fee-for-services businesses, which generally involve property and facilities management, mortgage loan servicing and investment management, represented approximately 46% of our 2014 revenue. In addition, our appraisal/valuation and leasing services have contractual elements and work for clients in these service lines is often recurring in nature. Our revenue mix has shifted in recent years toward more contractual revenue as property occupiers and investors increasingly prefer to purchase integrated, account-based services from firms that have the capabilities to meet their needs across diverse disciplines and in local markets nationally and globally. We believe we are well-positioned to capture a growing share of the business being awarded as a result of this trend.

In 2014, we generated revenue from a well-balanced, highly diversified base of clients, including approximately 85 of the Fortune 100 companies. In 2014, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and we ranked seventh among all companies on the Barron’s 500, which evaluates companies on growth and financial performance. We have been the only commercial real estate services and investment firm included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals (IAOP) has included us among the top 100 global outsourcing companies across all industries for nine consecutive years. In 2014, the IAOP ranked us as a top three service provider among all outsourcing companies globally and as the highest ranked commercial real estate services company for the fifth year in a row.

CBRE History

CBRE marked its 108th year of continuous operations in 2014, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. Since then, we have grown into the largest global commercial real estate services and investment firm (in terms of 2014 revenue) through organic growth and a series of strategic acquisitions, including the December 2006 purchase of Trammell Crow Company and the 2011 acquisition of substantially all of ING Group N.V.’s Real Estate Investment Management (REIM) operations in Europe and Asia and its U.S.-based global real estate listed securities business (collectively referred to as the REIM Acquisitions). In 2013, we fortified our real estate outsourcing platform in Europe with the acquisition of London-based Norland Managed Services Ltd (Norland). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market.

We have also historically enhanced and complemented our global capabilities through the acquisition of regional and specialty firms that are leaders in their areas of focus and/or geographies, including regional firms with which we had previous affiliate relationships. These “in-fill” acquisitions are an integral part of our growth strategy and we completed 11 such acquisitions during 2014.

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

The Americas

The Americas is our largest reporting segment, comprised of operations throughout the United States and Canada as well as key markets in Latin America. Our operations are largely wholly-owned, but also include independent affiliates to whom we license the “CBRE” and “CB Richard Ellis” names in their local markets in return for payments of annual or quarterly royalty fees to us and an agreement to cross-refer business between us and the affiliate.

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

Our Americas segment accounted for 57.5% of our 2014 revenue, 62.7% of our 2013 revenue and 63.0% of our 2012 revenue. Within our Americas segment, we organize our services into the following business lines:

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including (1) real estate services, (2) capital markets and (3) valuation. Our advisory services business line accounted for 32.5% of our 2014 consolidated worldwide revenue, 34.8% of our 2013 consolidated worldwide revenue and 35.0% of our 2012 consolidated worldwide revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing, disposition and acquisition of property. Our many years of strong local market presence have allowed us to develop significant repeat business from existing clients, including approximately 67% of our revenues from existing U.S. real estate sales and leasing clients in 2014. This includes referrals from other parts of our business. Our real estate services professionals are particularly adept at aligning real estate strategies with client business objectives, serving as advisors as well as transaction executors. We believe we are a market leader for the provision of sales and leasing real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Denver, Houston, Los Angeles, Miami, New York, Philadelphia, Phoenix and San Francisco.

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

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through CBRE Research and CBRE Econometric Advisors, or CBRE-EA, our commercial real estate market information and forecasting groups.

•

Capital Markets. We offer clients fully integrated investment sales and debt/structured financing services under the CBRE Capital Markets brand. The tight integration of these services fosters collaboration between our investment sales and debt/structured financing professionals, helping to meet the marketplace demand for comprehensive capital markets solutions. During 2014, we concluded approximately $105.5 billion of capital markets transactions in the Americas, including $72.1 billion of investment sales transactions and $33.4 billion of mortgage loan originations and sales.

We believe our Investment Properties business, which includes office, industrial, retail, multifamily and hotel properties, is the leading investment sales property advisor in the United States, with a market share of approximately 16% in 2014. Our mortgage brokerage business originates, sells and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. In the United States, our mortgage loan origination volume in 2014 was $26.7 billion, representing an increase of approximately 15% from 2013. Approximately $8.7 billion of loans in 2014 were originated for U.S. federal government-sponsored entities, most of which were financed through our revolving credit lines dedicated exclusively for this purpose. We substantially mitigate the principal risk associated with loans financed through these credit lines prior to closing by either obtaining a contractual purchase commitment from the government-sponsored entity or confirming a forward-trade commitment for the issuance and purchase of a mortgage-backed security that will be secured by the loan. We advised on the sale of approximately $5.8 billion of mortgages on behalf of financial institutions in 2014, compared with $2.5 billion in 2013. In 2014, GEMSA Loan Services, a joint venture between CBRE Capital Markets and GE Capital Real Estate, serviced approximately $118.1 billion of mortgage loans, $85.2 billion of which related to the servicing rights of CBRE Capital Markets.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses, feasibility and fairness opinions and property condition and environmental consulting. Our valuation business has developed proprietary systems for data management, analysis and valuation report preparation, which we believe provides us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2014, we completed over 48,000 valuation, appraisal and advisory assignments in the Americas.

Outsourcing Services

Outsourcing commercial real estate services is expected to be a long-term trend in our industry, with property owners, corporations, institutions, public sector entities, health care providers and others seeking to achieve improved efficiency, better execution and lower costs by relying on the expertise of third-party real estate specialists. Two of our service offerings seek to capitalize on the outsourcing trend: (1) occupier outsourcing, which we provide through our Global Corporate Services business line, and (2) property management, which we provide through our Asset Services business line. Agreements with our outsourcing clients that are occupiers of space are typically long-term arrangements with penalties for early termination. Our management agreements with our property management clients, which are owners/investors in real estate, may be terminated by either party with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and we work closely with them to implement their specific goals and objectives and to preserve and expand upon these relationships. As of December 31, 2014, we managed approximately 1.8 billion square feet of commercial space for property owners and occupiers in the Americas, which we believe represents one of the largest portfolios in the region. Our outsourcing services business line accounted for 25.0% of our 2014 consolidated worldwide revenue, 27.9% of our 2013 consolidated worldwide revenue and 28.0% of our 2012 consolidated worldwide revenue.

•

Occupier Outsourcing. Through our Global Corporate Services business line, we provide a comprehensive suite of services to occupiers of real estate, including portfolio and transaction management, project management, facilities management and strategic consulting. We are capitalizing significantly from the increasing preference of occupiers to purchase these services on an integrated, bundled basis, relying on one firm to meet their needs across geographic markets and service disciplines. We enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. The long-term, contractual nature of these relationships enables us to devise and execute real estate strategies that support our clients’ overall business strategies. Our clients include leading global corporations, health care providers and public sector entities with large, geographically-diverse real estate portfolios. Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices, data centers and other critical facilities, and manufacturing and distribution facilities. We identify best practices, implement technology solutions and leverage our resources to control clients’ facilities costs and enhance the workplace environment. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied. Project management services are typically provided on a portfolio-wide or programmatic basis. Revenues for project management generally include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues for project management may also include reimbursement of payroll and related costs for personnel providing the services. In general, portfolio and transaction services contribute revenue on a transaction basis; project management and facilities management contribute contractual, or per-project, revenue and strategic consulting services contribute both transaction and contractual revenue.

•

Property Management. Through our Asset Services business line, we provide property management services on a contractual basis for owners/investors in office, industrial and retail properties. These services include construction management, marketing, leasing, building engineering, accounting and financial services. We provide these services through an extensive network of real estate experts in major markets throughout the United States. These local specialists are supported by a strategic accounts team whose function is to help ensure quality service and to maintain and expand relationships with large institutional clients, including buyers, sellers and landlords who need to lease, buy, sell and/or finance space. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including refinancing, disposition and appraisal. We typically receive monthly management fees for the asset services we provide based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. We are also normally reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

Europe, Middle East and Africa (EMEA)

Our Europe, Middle East and Africa, or EMEA, reporting segment operates in 41 countries with services primarily furnished through a number of indirect wholly-owned subsidiaries. The largest operations are located in France, Germany, Italy, The Netherlands, Spain and the United Kingdom. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, focused on the prime and super-prime segments of the market, primarily in the United Kingdom. Within EMEA, our services are organized along similar lines as in the Americas, including leasing brokerage, property sales, valuation services, asset management services and facilities management, among others. In addition, the acquisition of Norland in December 2013 enables us to self-perform building technical engineering services in Europe. Our EMEA segment accounted for 25.9% of our 2014 revenue, 16.9% of our 2013 revenue and 15.8% of our 2012 revenue.

In France, we believe we are a market leader in Paris and also have operations in Aix en Provence, Bagnolet, Bordeaux, Lille, Lyon, Marseille, Montreuil, Montrouge, Saint Denis and Toulouse. Our German operations are located in Berlin, Cologne, Düsseldorf, Frankfurt, Hamburg, Munich, Nuremberg and Stuttgart. Our presence in Italy includes operations in Milan, Modena, Rome and Turin. Our operations in The Netherlands are located in Amsterdam, the Hague, Rotterdam and Utrecht. In Spain, we provide full-service coverage through our offices in Barcelona, Madrid, Marbella, Palma de Mallorca, Valencia and Zaragoza. We are one of the leading commercial real estate services companies in the United Kingdom. We have held the leading market position in investment sales in the United Kingdom in each of the past seven years. In London, we provide a broad range of commercial property real estate services to investment and occupier clients, and held the leading market position for space acquisition in 2014 for the fifth year in a row. We also have regional offices in Birmingham, Bristol, Jersey, Leeds, Liverpool, Manchester, Sheffield and Southampton as well as offices in Aberdeen, Belfast, Dublin, Edinburgh and Glasgow managed by our U.K. team. In addition, our building technical engineering services operate in several other cities throughout the United Kingdom.

In several countries in EMEA, we operate through independent affiliates that provide commercial real estate services under our brand name. Our agreements with these independent affiliates include licenses by us to them to use the “CBRE” and “CB Richard Ellis” names in the relevant territory in return for payments of annual or quarterly royalty fees to us. In addition, these agreements may include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific reporting segment operates in 13 countries with services primarily furnished through a number of indirect wholly-owned subsidiaries. We believe that we are one of only a few companies that can provide a full range of real estate services to large occupiers and investors throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our principal operations in Asia are located in Greater China, India, Japan, Singapore, South Korea, Thailand and Vietnam. In addition, we have agreements with independent affiliates in Cambodia and the Philippines that generate royalty fees and support cross-referral arrangements similar to our EMEA segment. The Pacific region includes Australia and New Zealand, with principal offices located in Adelaide, Brisbane, Canberra, Melbourne, Perth, Sydney, Auckland, Christchurch and Wellington. Our Asia Pacific segment accounted for 10.7% of our 2014 revenue, 12.2% of our 2013 revenue and 12.6% of our 2012 revenue.

Global Investment Management

Operations in our Global Investment Management reporting segment are conducted through our indirect wholly-owned subsidiary CBRE Global Investors, LLC and its global affiliates, which we also refer to as CBRE Global Investors. CBRE Global Investors provides investment management services to pension funds, insurance companies, sovereign wealth funds, foundations, endowments and other institutional investors seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum across three continents: North America, Europe and Asia. In some strategies, CBRE Global Investors and its investment teams co-invest with its limited partners. Our Global Investment Management segment accounted for 5.2% of our 2014 revenue, 7.5% of our 2013 revenue and 7.4% of our 2012 revenue.

CBRE Global Investors’ offerings are organized into four primary categories, which include direct real estate investments through separate accounts and sponsored funds as well as indirect real estate investments through listed securities and multi manager investment programs. These offerings cover the full range of risk strategies from core/core+ to opportunistic. Operationally, dedicated investment teams execute each investment program within these categories, with the team’s compensation being driven largely by the investment performance of its particular strategy/fund. This organizational structure is designed to align the interests of team members with those of the firm and its investor clients/partners and to enhance accountability and performance. Dedicated teams are supported by shared resources such as accounting, finance, legal, information technology, investor services and research. CBRE Global Investors has an in-house team of research professionals who focus on investment strategy, underwriting and forecasting, based in part on market data from our advisory services group.

CBRE Global Investors closed approximately $6.8 billion and $4.2 billion of new acquisitions in 2014 and 2013, respectively. It liquidated $6.7 billion and $8.9 billion of investments in 2014 and 2013, respectively. Assets under management have increased from $15.1 billion at December 31, 2004 to $90.6 billion at December 31, 2014, representing an approximately 20% compound annual growth rate. This includes growth as a result of the REIM Acquisitions.

Previously, CBRE Global Investors has had a portfolio of consolidated real estate held for investment consisting of multifamily/residential properties located in the United States. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to operational real estate properties, excluding those reported as discontinued operations in 2013 and 2012, of $3.6 million and $2.6 million, respectively, for the year ended December 31, 2014, $9.8 million and $5.3 million, respectively, for the year ended December 31, 2013 and $20.2 million and $18.4 million, respectively, for the year ended December 31, 2012.

Development Services

Operations in our Development Services reporting segment are conducted through our indirect wholly-owned subsidiary Trammell Crow Company, LLC and certain of its subsidiaries, providing development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including: industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); and residential/mixed-use projects. Our Development Services segment accounted for 0.7% of our 2014 revenue, 0.7% of our 2013 revenue and 1.2% of our 2012 revenue.

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

Trammell Crow Company pursues development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment – either on an individual project basis or through programs with certain strategic capital partners) or for its own account (100%

ownership). Development activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries that are consolidated or unconsolidated for financial reporting purposes, depending primarily on the extent and nature of our ownership interest.

As of December 31, 2014, our portfolio of consolidated real estate consisted of land, industrial and office properties that are geographically dispersed throughout the United States. Included in the accompanying consolidated statements of operations were rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to these operational real estate properties, excluding those reported as discontinued operations in 2013 and 2012, of $10.7 million and $4.2 million, respectively, for the year ended December 31, 2014, $14.5 million and $6.4 million, respectively, for the year ended December 31, 2013 and $35.4 million and $17.1 million, respectively, for the year ended December 31, 2012.

At December 31, 2014, Trammell Crow Company had $5.4 billion of development projects in process. Additionally, the inventory of pipeline deals (prospective projects we believe have a greater than 50% chance of closing or where land has been acquired and the projected construction start date is more than twelve months out) was $4.0 billion at December 31, 2014.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. Each business discipline is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2014 revenue, our relative competitive position varies significantly across geographic markets, property types and services. Depending on the geography, property type or service, we face competition from other commercial real estate service providers that compete with us on a global, national, regional or local basis or within a market segment; outsourcing companies that traditionally competed in limited portions of our facilities management business and have recently expanded their offerings; in-house corporate real estate departments and property owners/developers that self-perform real estate services; investment banking firms, investment managers and developers that compete with us to raise and place investment capital; and accounting/consulting firms that advise on real estate strategies. Some of these firms may have greater financial resources than we do. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are substantially smaller than us, some of them are larger on a local or regional basis or have a stronger position in a market segment or service offering. In addition, it is also possible that two or more of our competitors could combine to create a much larger and more formidable global competitor. Among our primary competitors are other large national and global firms, such as Cushman & Wakefield, JLL (also known as Jones Lang LaSalle), FirstService Corporation (the publicly traded parent of Colliers International), Savills (which acquired U.S.-based service provider Studley, Inc. in 2014) and DTZ (which was acquired in 2014 by an investment consortium led by TPG Capital and merged with Cassidy Turley, a U.S.-based real-estate services firm, forming a new competitor entity), and Newmark Grubb Knight Frank; market-segment specialists, such as HFF and Eastdil Secured; and large global firms with business lines that compete with our outsourcing business.

Seasonality

A significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Earnings and cash flow have generally been concentrated in the fourth quarter due to the focus on completing sales, financing and leasing transactions prior to calendar year-end.

Employees

At December 31, 2014, excluding our independent affiliates, we had more than 52,000 employees worldwide, approximately 43% of which represent costs that are fully reimbursed by clients and are mostly in our outsourcing services lines of business. At December 31, 2014, 1,222 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in California, Illinois, New Jersey and New York.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CBRE” name as well as our prior “CB Richard Ellis” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CBRE,” “CB Richard Ellis” and “Trammell Crow” names. With respect to the CBRE and CB Richard Ellis names, we maintain trademark registrations for these service marks in jurisdictions where we conduct significant business.

We hold a license to use the “Trammell Crow” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which may be revoked if we fail to satisfy usage and quality control covenants under the license agreement.

In addition to trade names, we have developed proprietary technologies for the provision of complex services and analysis through our global outsourcing business and for preparing and developing valuation reports for our clients through our valuation business. We also offer proprietary research to clients through our CBRE-EA research unit and we offer proprietary investment analysis and structures through CBRE Global Investors. We have not generally registered these items of intellectual property in any jurisdiction. While we may seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

Environmental Matters

Federal, state and local laws and regulations in the countries in which we do business impose environmental liabilities, controls, disclosure rules and zoning restrictions that affect the ownership, management, development, use or sale of commercial real estate. Certain of these laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property, including contamination resulting from above-ground or underground storage tanks or the presence of asbestos or lead at a property. If contamination occurs or is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. Under certain laws and common law principles, any failure by us to disclose environmental contamination at a property could subject us to liability to a buyer or lessee of the property. Further, federal, state and local governments in the countries in which we do business have enacted various laws, regulations, and treaties governing environmental and climate change, particularly for “greenhouse gases,” which seek to tax, penalize or limit their release. Such regulations could lead to increased operational or compliance costs over time.

While we are aware of the presence or the potential presence of regulated substances in the soil or groundwater at or near several properties owned, operated or managed by us that may have resulted from historical or ongoing activities on those properties, we are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both the commercial real estate services industry and us in general. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development services businesses, which could adversely affect the results of operations of these business lines.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. Based on the information currently known to us, we believe that the matters discussed below identify the material risk factors affecting our business. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial (but that later become material) may also adversely affect our business.

The success of our business is significantly related to general economic conditions and, accordingly, our business, operations and financial condition could be adversely affected by economic slowdowns, liquidity crises, fiscal uncertainty and possible subsequent downturns in commercial real estate asset values, property sales and leasing activities in one or more of the geographies or industry sectors that we or our clients serve.

Some of the world’s large economies and financial institutions continue to be affected by ongoing global economic and financial issues, with some continuing to face financial difficulty, fiscal uncertainty, pressure on asset prices, liquidity problems and limited availability of credit, made worse in certain areas by increased unemployment or limited economic growth. It is uncertain how long these effects will last, or whether economic and financial trends in those areas, particularly in Europe, will worsen or improve. The current economic situation may be exacerbated if additional negative geo-political or economic developments, natural disasters or other disruptions were to arise.

Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines.

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

Certain geographies within the Americas, as well as certain sectors of the constituency that we serve, have been negatively affected by the recent weakened performance of the U.S. oil and gas industry, which may in turn diminish the performance of our various development, investment, leasing and other businesses in those geographies as well as reduce the demand for our services by our clients in such areas or who are affected by that industry. In addition, the economic situation in Europe remains unstable, arising from the various austerity policies and continuing credit restrictions. If the nascent recovery in certain European economies does not gain traction, or if conditions remain unstable or worsen, our revenues may be adversely affected.

Economic uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings guidance or outlook, which we have given or might give, may be overtaken by events, or may otherwise turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenue and earnings at the time we give such guidance based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be, or to have been, incorrect.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2014, we generated approximately 44% of our revenue from operations outside the United States. With the REIM Acquisitions, the footprint of our Global Investment Management business significantly expanded, particularly in Europe and Asia, and with the acquisition of Norland, our Global Corporate Services business has expanded significantly in Europe. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;

•	currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits to the United States;

•	adverse changes in regulatory or tax requirements and regimes;

•

the responsibility of complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions, e.g., with respect to corrupt practices, embargoes, trade sanctions, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability, particularly in Europe, which is undergoing economic stagnation following its sovereign debt crisis;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;

•	a tendency for clients to delay payments in some European and Asian countries;

•	political and economic instability in certain countries; and

•	foreign ownership restrictions with respect to operations in countries such as China and Thailand.

We maintain anti-corruption and anti-money laundering compliance programs and programs designed to enable us to comply with applicable government economic sanctions, embargoes and other import/export controls throughout the company. But, coordinating our activities to deal with the broad range of complex legal and regulatory environments in which we operate presents significant challenges. We may not be successful in complying with regulations in all situations and violations may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies (including disgorgement), and other costs against us or our employees, and may have a material adverse effect on our reputation and business.

We have committed additional resources to expand our worldwide sales and marketing activities, to globalize our service offerings and products in selected markets and to develop local sales and support channels. If we are unable to successfully implement these plans, maintain adequate long-term strategies that successfully manage the risks associated with our global business or adequately manage operational fluctuations, our business, financial condition or results of operations could be harmed. In addition, we have penetrated, and seek to continue to enter into, emerging markets to further expand our global platform. However, we may not be successful in effectively evaluating and monitoring the key business, operational, legal and compliance risks specific to those markets. The political and cultural risks present in emerging countries could also harm our ability to successfully execute our operations or manage our businesses there.

Our revenue and earnings may be adversely affected by foreign currency fluctuations.

Our revenue from non-U.S. operations is denominated primarily in the local currency where the associated revenue was earned. During 2014, approximately 44% of our revenue was transacted in foreign currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen and Singapore dollar. Our Global Investment Management business has a significant amount of Euro-denominated assets under management as well as associated revenue and earnings in Europe, which continues to experience economic stagnation that may result in further deterioration in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our assets under management, revenue and earnings.

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

Selectively, our management uses currency hedging instruments, including foreign currency forward and option contracts. There can be no assurance that these hedging instruments will be available when needed. Additionally, economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which affect cash flow, unexpected changes in the underlying net asset position, and hedge counterparty credit risk.

Our growth has benefited significantly from acquisitions, which may not perform as expected and similar opportunities may not be available in the future.

A significant component of our growth has occurred through acquisitions, including our acquisition of Norland in 2013. Any future growth through acquisitions will be dependent in part upon the continued

availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired may prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction and deferred financing costs, among others.

We have had, and may continue to experience, challenges in integrating operations and information technology systems acquired from other companies. This could result in the diversion of management’s attention from other business concerns and the potential loss of our key employees or clients or those of the acquired operations. The integration process itself may be disruptive to our business and the acquired company’s businesses as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology, accounting and management services and rationalizing personnel levels.

The anticipated benefits of the Norland acquisition and other acquisitions we make may not be realized as we contemplated.

We completed the Norland acquisition as well as other acquisitions with the expectation that such acquisitions would result in various benefits, including, among others, enhanced revenues, a strengthened market position, cross-selling opportunities and operating efficiencies. We are also likely to have similar expectations for future acquisitions. Achieving the anticipated benefits of the Norland acquisition and other acquisitions will be subject to a number of uncertainties, including the realization of accretive benefits in the timeframe anticipated. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our financial condition and operating results.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees (including those acquired through acquisitions).

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Robert E. Sulentic, our President and Chief Executive Officer. Mr. Sulentic and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees (including those acquired through acquisitions), or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is significant and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business. We use equity incentives to help retain and incentivize many of our key personnel. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our joint venture activities and affiliate program involve unique risks that are often outside of our control and that, if realized, could harm our business.

We have utilized joint ventures for commercial investment, select local brokerage and other affiliations both in the United States and internationally, and we may acquire interests in other joint ventures in the future. Under our affiliate program, we enter into contractual relationships with local brokerage, property management or other operations pursuant to which we license to that operation our name and make available certain of our resources, in exchange for a royalty or economic participation in that operation’s revenue, profits or transactional activity. In many of these joint ventures and affiliations, we may not have the right or power to direct the management and policies of the joint ventures or affiliates, and other participants or operators of affiliates may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants and operators may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant or affiliate acts contrary to our interest, it could harm our brand, business, results of operations and financial condition.

Our revenue, net income and cash flow generated by our Global Investment Management business can vary significantly as a result of market developments.

The revenue, net income and cash flow generated by our Global Investment Management business can be variable, primarily due to the fact that management, transaction and incentive fees can vary as a result of market movements from one period to another.

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

A substantial part of our fees are based upon the value of the assets we manage, and if asset values deteriorate, our asset management fees will decline as a result. Our acquisition and disposition fees can decline as a result of delays in the deployment of capital or limited market liquidity. We also earn incentive fees tied to portfolio performance, which fees may decline if there is a downturn in real estate markets and we fail to meet benchmarks or return hurdles. Finally, during periods of economic weakness, recession or stagnation, existing and prospective clients in our Global Investment Management business may be less able or willing to commit new funds to real estate investments, which are inherently less liquid than many competing investment classes, thereby inhibiting the ability of our Global Investment Management business to raise new funds. Additionally, investors with open commitments to provide additional investment capital could become less able or willing to honor their financial commitments and/or seek to renegotiate the terms of their commitments or the fees that they are obligated to pay. To the extent that clients in our Global Investment Management business seek to avoid paying fees they are obligated to pay, or seek to avoid deploying capital that has been committed, we could experience a decrease in collection of fees and interruptions to our client relationships and business.

Our real estate investment and co-investment activities in our Global Investment Management as well as Development Services businesses subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our Global Investment Management business involves co-investing our capital in certain real estate investments with our clients, and there is an inherent risk of loss of our investments. As of December 31, 2014, we had committed $19.0 million to fund future co-investments in our Global Investment Management business, $12.7 million of which is expected to be funded during 2015. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is an important part of our Global Investment Management business, which might suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances in further support of the co-investment.

Selective investment in real estate projects is an important part of our Development Services business strategy, and there is an inherent risk of loss of our investments. As of December 31, 2014, we had 16 consolidated real estate projects with invested equity of $8.3 million. In addition, at December 31, 2014, we were involved as a principal (in most cases, co-investing with our clients) in approximately 60 unconsolidated real estate subsidiaries with invested equity of $110.5 million and had committed additional capital to these unconsolidated subsidiaries of $25.5 million. We also guaranteed outstanding notes payable of these unconsolidated subsidiaries of $10.1 million.

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

We are leveraged and have debt service obligations. As of December 31, 2014, our total debt, excluding notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $1.9 billion. For the year ended December 31, 2014, our interest expense was approximately $112.0 million. On January 9, 2015, we entered into an amended and restated credit agreement, which replaced our prior credit agreement. The amended and restated credit agreement provides for a $2.6 billion revolving credit facility and a $500.0 million tranche A term loan facility, with the term facility fully drawn on the closing date of the new facility.

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, or other amounts due in respect of, our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement to accomondate further leverage, our debt service obligations may be substantially increased.

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

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 4.25x as of the end of each fiscal quarter. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot give assurance that we will be able to meet those ratios when required. For example, we experienced a decline in EBITDA during the economic downturn in 2008 to 2009, which negatively affected our minimum coverage ratio and maximum leverage ratio. Our coverage ratio of EBITDA to total interest expense was 12.34x for the year ended December 31, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.02x as of December 31, 2014. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against the collateral granted to them to secure the debt, which collateral is described in the immediately following risk factor. If the debt under our credit agreement were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt. In addition, such a breach under our credit agreement could trigger a cross default or cross acceleration under our other debt instruments, including the notes under our indentures.

If we fail to meet our payment or other obligations under our credit agreement, the lenders under such credit agreement could foreclose on, and acquire control of, substantially all of our assets.

Our credit agreement is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Borrowings under our credit agreement are secured by a pledge of substantially all of the capital stock of the U.S. subsidiaries and 65% of the capital stock of certain non-U.S. subsidiaries, in each case, held by CBRE Services, Inc. and the U.S. guarantor subsidiaries. In addition, in connection with any amendment to our credit agreement, we may need to grant additional collateral to the lenders. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.

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

We could be adversely affected by the actions, deteriorating financial condition and results of operations of certain of our clients or counterparties if that led to losses or defaults by one or more of them, which in turn, could have a material adverse effect on our results of operations and financial condition.

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

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets, which are incorporated herein by reference, was $92.9 million and $68.0 million at December 31, 2014 and 2013, respectively. If the assets in our defined benefit pension plans continue to be insufficient to meet the plans’ obligations, we may be required to make substantial cash contributions preventing the use of such cash for other purposes and adversely affecting our liquidity.

Failure to maintain and execute information technology strategies and ensure that our employees adapt to changes in technology could materially and adversely affect our ability to remain competitive in the market.

Our business relies heavily on information technology to deliver services that meet the needs of our clients. If we are unable to effectively execute our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services may be materially impaired. In addition, we make significant investments in new systems and tools to achieve competitive advantages and efficiencies. Implementation of such investments in information technology could exceed estimated budgets and we may experience challenges that prevent new strategies or technologies from being realized according to anticipated schedules. If we are unable to maintain current information technology and processes or encounter delays, or fail to exploit new technologies, then the execution of our business plans may be disrupted. Similarly, our employees require effective tools and techniques to perform functions integral to our business. Failure to successfully provide such tools and systems, or ensure that employees have properly adopted them, could materially and adversely impact our ability to achieve positive business outcomes.

Failure to maintain the security of our information and technology networks, including personally identifiable and client information, intellectual property and proprietary business information could significantly adversely affect us.

Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, result in the loss of a competitive advantage, impact our ability to provide timely and accurate financial data and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified and which could materially adversely affect us and our reputation.

Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could damage our reputation and materially harm our operating results.

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyber-attacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. In addition, the operation and maintenance of these systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays and loss, corruption or exposure of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, any such event could result in substantial recovery and remediation costs and liability to customers, business partners and other third parties. We have disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially adversely affected.

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

Our business relies heavily on the use of commercial real estate data. A portion of this data is purchased or licensed from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or our clients or an inadvertent exposure of proprietary data could damage our reputation and competitive position, and our operating results could be adversely affected.

A significant portion of our operations are concentrated in California and our business could be harmed if there was an economic downturn in the California real estate markets.

During 2014, approximately 10% of our revenue was generated from transactions originating in California. As a result of the geographic concentration in California, economic downturns in the California commercial real estate market, particularly in the local economies in Los Angeles, Orange and San Diego counties, could harm our results of operations and disproportionately affect our business as compared to competitors who have less or different geographic concentrations.

We have numerous local and global competitors across all of our business lines and the geographies that we serve, and further industry consolidation could lead to significant future competition.

We compete across a variety of business disciplines within the commercial real estate services and investment industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2014 revenue, our relative competitive position varies significantly across geographies, property types and services and business lines. Depending on the geography, property type or service or business line, we face competition from other commercial real estate service providers and investment firms, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have expanded their offerings, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service or business line than we have allocated that geography, property type, service or business line. In addition, future changes in laws could lead to the entry of other new competitors, such as financial institutions. Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis. We are further subject to competition from large national and multi-national firms that have similar service and investment competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types, service or business lines that we serve. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, and such charge could materially adversely affect our reported results of operations, stockholders’ equity and our stock price. For example, during the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million in our Global Investment Management segment. This non-cash write-off was related to a decrease in value of our open-end funds, primarily in Europe. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period, could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

We operate in many jurisdictions with complex and varied tax regimes. Changes in tax rules or the outcome of tax assessments and audits could adversely affect our results.

We operate in many jurisdictions with complex and varied tax regimes, and are subject to different forms of taxation resulting in a variable effective tax rate. In addition, from time to time we engage in transactions across different tax jurisdictions. Due to the different tax laws in the many jurisdictions where we operate, we are often required to make subjective determinations. The tax authorities in the various jurisdictions where we carry on business may not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in disputes and, ultimately, in the payment of additional funds to the government authorities in the jurisdictions where we carry on business, which could have an adverse effect on our results of operations. In addition, changes in tax rules or the outcome of tax assessments and audits could have an adverse effect on our results in any particular quarter.

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

As a licensed real estate broker, our licensed employees and we are subject to regulatory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties that we or they brokered or managed. We could become subject to claims by participants in real estate sales, as well as building owners and companies for whom we provide management services, alleging that we did not fulfill our regulatory and fiduciary obligations.

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

To the extent investors in our programs suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment programs or funds or our employees under federal securities laws and applicable state laws. Moreover, we are exposed to risks of litigation or investigation by investors and regulators relating to allegations of our having engaged in transactions involving conflicts of interest that were not properly addressed.

We maintain commercial insurance in amounts we believe are appropriate to mitigate litigation risk. But, in the event of a substantial loss, our commercial insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages, the scope of available coverage may not cover certain types of claims, or such insurance may not continue to be available to us on acceptable terms. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance companies’ insolvency. Any of these events could negatively affect our business, financial condition or results of operations.

We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall business, as well as investors for our Global Investment Management business. As a result, allegations by private litigants or regulators of conflicts of interest or improper conduct by us, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects both in our Global Investment Management business and our other businesses. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially, adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could materially impact our business.

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

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us and our employees to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we and our employees fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. A number of our services, including the services provided by our indirect wholly-owned subsidiaries, CBRE Capital Markets and CBRE Global Investors, are subject to regulation by the SEC, FINRA or other self-regulatory organizations and state securities regulators and compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

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

•	increases in unemployment and general slowdowns in commercial activity;

•	trends in pricing and risk assumption for commercial real estate services;

•	the effect of significant movements in average cap rates across different property types;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	declines in lending activity of Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our ability to control costs relative to revenue growth;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•

changes in domestic and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, currency controls and other trade control laws), particularly in Russia, Eastern Europe and the Middle East, due to the rising level of political instability in those regions;

•	foreign currency fluctuations;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of companies we may acquire;

•	our ability to retain and incentivize producers;

•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;

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

•

the other factors described elsewhere in this Annual Report on Form 10-K, included under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2014:

Location	Sales Offices	Corporate Offices	Total
Americas	167	2	169
Europe, Middle East and Africa (EMEA)	122	1	123
Asia Pacific	79	1	80

Total	368	4	372

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

We do not own any of these offices, which is consistent with our strategy to lease instead of own.

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

	Price Range
Fiscal Year 2014	High	Low
Quarter ending March 31, 2014	$28.44	$25.47
Quarter ending June 30, 2014	$32.06	$25.84
Quarter ending September 30, 2014	$33.77	$29.51
Quarter ending December 31, 2014	$35.37	$27.49

Fiscal Year 2013
Quarter ending March 31, 2013	$25.45	$19.78
Quarter ending June 30, 2013	$25.69	$20.59
Quarter ending September 30, 2013	$24.50	$21.24
Quarter ending December 31, 2013	$26.58	$21.86

The closing share price for our Class A common stock on December 31, 2014, as reported by the New York Stock Exchange, was $34.25. As of February 13, 2015, there were 258 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth and possibly reduce debt. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the credit agreement governing our revolving credit facility and senior secured term loan facilities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We may repurchase shares awarded to grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. The following table presents information with respect to the repurchased shares relating thereto during each calendar month within the fiscal quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2014 – October 31, 2014	993		$29.18
November 1, 2014 – November 30, 2014 December 1, 2014 – December 31, 2014	— —	$ $	— —

Total	993		$29.18

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2009 and ending on December 31, 2014. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and an industry peer group.

The comparison below assumes $100 was invested on December 31, 2009 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future stock price performance.

The industry peer group is comprised of Jones Lang LaSalle Incorporated (JLL), a global commercial real estate services company publicly traded in the United States, as well as the following companies that have significant commercial real estate or real estate capital markets businesses within the United States or globally, that in each case are publicly traded in the United States or abroad: BGC Partners (BGCP), which is the publicly traded parent of Newmark Grubb Knight Frank; HFF, L.P. (HF); FirstService Corporation (FRSV), which is the publicly traded parent of Colliers International; Johnson Controls, Inc. (JCI); and Savills plc (SVL.L, traded on the London Stock Exchange). These companies are or include divisions with business lines reasonably comparable to some or all of ours, and which represent our primary competitors.

(1)	$100 invested on 12/31/09 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
(2)	Copyright© 2015 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved (www.researchdatagroup.com/S&P.htm)

(3)	Peer group contains companies with the following ticker symbols: JLL, HF, BGCP, FSRV, JCI, and SVLL (London).

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2014. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011 (1)	2010
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$9,049,918	$7,184,794	$6,514,099	$5,905,411	$5,115,316
Operating income	792,254	616,128	585,081	462,862	446,379
Interest income	6,233	6,289	7,643	9,443	8,416
Interest expense	112,035	135,082	175,068	150,249	191,151
Write-off of financing costs	23,087	56,295	—	—	18,148
Income from continuing operations	513,503	321,798	304,156	240,435	141,689
Income from discontinued operations, net of income taxes	—	26,997	631	49,890	14,320
Net income	513,503	348,795	304,787	290,325	156,009
Net income (loss) attributable to non- controlling interests	29,000	32,257	(10,768)	51,163	(44,336)
Net income attributable to CBRE Group, Inc.	484,503	316,538	315,555	239,162	200,345
EPS (2):
Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.47	$0.95	$0.97	$0.73	$0.61
Income from discontinued operations attributable to CBRE Group, Inc.	—	0.01	0.01	0.02	0.03

Net income attributable to CBRE Group, Inc.	$1.47	$0.96	$0.98	$0.75	$0.64

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.45	$0.94	$0.96	$0.72	$0.60
Income from discontinued operations attributable to CBRE Group, Inc.	—	0.01	0.01	0.02	0.03

Net income attributable to CBRE Group, Inc.	$1.45	$0.95	$0.97	$0.74	$0.63

	Year Ended December 31,
	2014	2013	2012	2011 (1)	2010
	(Dollars in thousands, except share data)
Weighted average shares:
Basic	330,620,206	328,110,004	322,315,576	318,454,191	313,873,439
Diluted	334,171,509	331,762,854	327,044,145	323,723,755	319,016,887
STATEMENTS OF CASH FLOWS DATA:
Net cash provided by operating activities	$661,780	$745,108	$291,081	$361,219	$616,587
Net cash used in investing activities	(151,556)	(464,994)	(197,671)	(480,255)	(62,503)
Net cash (used in) provided by financing activities	(232,069)	(866,281)	(100,689)	711,325	(784,222)
OTHER DATA:
EBITDA (3)	$1,142,252	$982,883	$861,621	$693,261	$647,467

	As of December 31,
	2014	2013	2012	2011	2010
		(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$740,884	$491,912	$1,089,297	$1,093,182	$506,574
Total assets	7,647,105	6,998,414	7,809,542	7,219,143	5,121,568
Long-term debt, including current portion	1,875,209	1,840,680	2,427,605	2,472,686	1,428,322
Notes payable on real estate (4)	42,843	130,472	326,012	372,912	627,528
Total liabilities	5,345,707	5,062,408	6,127,730	5,801,980	4,055,773
Total CBRE Group, Inc. stockholders’ equity	2,259,830	1,895,785	1,539,211	1,151,481	908,215

Note:	We have not declared any cash dividends on common stock for the periods shown.
(1)	In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING). The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM) along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we completed the acquisition of CRES for $332.8 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $441.5 million and one co-investment from ING for $7.4 million. During the year ended December 31, 2012, we also funded nine additional co-investments for an aggregate amount of $34.5 million related to ING REIM Europe. The results for the year ended December 31, 2011 include the operations of CRES, ING REIM Asia and ING REIM Europe from July 1, 2011, October 3, 2011 and October 31, 2011, respectively, the dates each respective business was acquired.
(2)	EPS represents earnings per share. See Earnings Per Share information in Note 17 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million, $14.1 million and $16.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

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

EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income attributable to CBRE Group, Inc.	$484,503	$316,538	$315,555	$239,162	$200,345
Add:
Depreciation and amortization (i)	265,101	191,270	170,905	116,930	108,962
Non-amortizable intangible asset impairment	—	98,129	19,826	—	—
Interest expense (ii)	112,035	138,379	176,649	153,497	192,706
Write-off of financing costs	23,087	56,295	—	—	18,148
Provision for income taxes (iii)	263,759	188,561	186,333	193,115	135,723
Less:
Interest income	6,233	6,289	7,647	9,443	8,417

EBITDA (iv)	$1,142,252	$982,883	$861,621	$693,261	$647,467

(i)	Includes depreciation and amortization related to discontinued operations of $0.9 million, $1.3 million, $1.2 million and $0.6 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(ii)	Includes interest expense related to discontinued operations of $3.3 million, $1.6 million, $3.2 million and $1.6 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $1.3 million, $1.0 million, $4.0 million and $5.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(iv)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million, $14.1 million and $16.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.
(4)	Notes payable on real estate disclosed here includes the current and long-term portions of notes payable on real estate as well as notes payable included in liabilities related to real estate and other assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2014 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2014, excluding independent affiliates, we operated in over 370 offices worldwide, with more than 52,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination and servicing, and debt/structured finance) real estate investment management, valuation, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. In 2014, we were the highest ranked commercial real estate services company among the Fortune Most Admired Companies, and we ranked seventh among all companies on the Barron’s 500, which evaluates companies on growth and financial performance. We have been the only commercial real estate services and investment firm included in the S&P 500 since 2006, and in the Fortune 500 since 2008. Additionally, the International Association of Outsourcing Professionals (IAOP) has included us among the top 100 global outsourcing companies across all industries for nine consecutive years. In 2014, the IAOP ranked us as a top three service provider among all outsourcing companies globally and as the highest ranked commercial real estate services company for the fifth consecutive year.

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

Commercial real estate markets have recovered over the past five years in step with the steady improvement in global economic activity, most particularly in the United States. Since 2010, increased U.S. property sales activity has been sustained by gradually improving occupancy market conditions, including lower vacancy rates and higher rents, as well as the availability of low-cost credit and increased capital flows into commercial real estate. U.S. leasing markets have also recovered, with falling vacancies, higher rents and increased transaction activity.

European economies began to emerge from recession in 2013, with most countries there returning to positive, albeit very modest, economic growth. Reflecting the macro environment, property sales have increased significantly over the past two years, with higher volumes occurring across much of Europe in 2014. Leasing markets outside of the United Kingdom have been slower to recover, but did show some improvement in 2014.

In Asia Pacific, leasing activity picked up in 2014, but strong construction activity limits future rent growth. Investment markets have generally been stronger than leasing markets, and while investment levels have varied across the region, some countries like Australia and Japan have been notably strong.

Real estate investment management and property development activity has generally improved since 2010 as the real estate credit markets recovered and capital flows into commercial real estate have been strong.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth, strong job creation, stable, healthy global credit markets and continued improved business and investor sentiment.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. In 2013, we fortified our real estate outsourcing platform in Europe within our EMEA segment with the acquisition of London-based Norland Managed Services Ltd (Norland) for approximately $474 million, which figure includes approximately $40 million deferred purchase price paid in 2014 (the Norland Acquisition). Norland is a premier provider of building technical engineering services that enables us to self-perform these services in Europe and adds to our expertise in the highly specialized critical environments market.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or affiliates in which, in some cases, we held a small equity interest. During 2014, we completed 11 in-fill acquisitions, including our former affiliate companies in Thailand, Greenville, South Carolina, Louisville, Kentucky and Oklahoma City and Tulsa, Oklahoma, a commercial real estate service provider in Chicago, a New York-based valuation and advisory business, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, a shopping center management, leasing and consulting company in Switzerland and project management companies in Germany and Australia. During 2013, we completed ten in-fill acquisitions, including a firm serving the London prime residential real estate market, a regional commercial real estate services firm based in San Francisco, a retail real estate services firm in the U.S. Mid-Atlantic region, a facility consulting and project advisory firm based in Virginia serving the healthcare industry, and two property management specialist firms, one in the Czech Republic and Slovakia and one in Belgium. In January 2015, we acquired a Texas-based commercial real estate firm specializing in retail services.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2014, we have accrued for deferred consideration totaling $125.2 million, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

International Operations

As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Global Investment Management business has a significant amount of Euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which has recently seen more pronounced (and adverse) movement in the value of the Euro against the U.S. dollar. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the year ended December 31, 2014, foreign currency translation had a $53.5 million negative impact on our total revenue and a $49.5 million positive impact on our total cost of services and operating, administrative and other expenses. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of certain foreign currencies into U.S. dollars.

During the year ended December 31, 2014, approximately 44% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen and Singapore dollar. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
United States dollar	$5,027,479	55.6%	$4,359,277	60.7%	$3,932,204	60.4%
British pound sterling	1,632,127	18.0%	634,375	8.8%	547,339	8.4%
Euro	773,753	8.5%	677,258	9.4%	598,621	9.2%
Australian dollar	359,660	4.0%	322,792	4.5%	302,463	4.6%
Canadian dollar	319,670	3.5%	324,900	4.5%	324,304	5.0%
Japanese yen	168,574	1.9%	151,050	2.1%	157,007	2.4%
Indian rupee	135,139	1.5%	118,944	1.7%	119,327	1.8%
Chinese yuan	101,790	1.1%	102,643	1.4%	92,215	1.4%
Singapore dollar	89,343	1.0%	89,509	1.3%	82,069	1.3%
Brazilian real	77,305	0.9%	91,895	1.3%	88,149	1.4%
Other currencies	365,078	4.0%	312,151	4.3%	270,401	4.1%

Total revenue	$9,049,918	100.0%	$7,184,794	100.0%	$6,514,099	100.0%

We estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the year ended December 31, 2014, the net impact would have been an increase in pre-tax income of $9.3 million. This hypothetical calculation estimates the impact of translating results into U.S. dollars and does not include an estimate of the impact a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Leverage

We are leveraged and have debt service obligations. As of December 31, 2014, our total debt – excluding our notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, Inc., or CBRE Capital Markets, and are secured by our related warehouse receivables) – was approximately $1.9 billion.

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

For example, during 2014, we completed three financing transactions, and in January 2015 we entered into an amended and restated credit agreement. The 2014 transactions included the issuance in September 2014 and December 2014 of $300.0 million and $125.0 million, respectively, in aggregate principal amount of 5.25% senior notes due March 15, 2025 and the redemption in October 2014 of all of the then outstanding 6.625% senior notes (aggregate principal amount of $350.0 million). During the year ended December 31, 2014, in connection with these financing activities, we incurred approximately $4.7 million of financing costs. In addition, we expensed $5.7 million of previously-deferred financing costs as well as a $17.4 million early extinguishment premium.

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

Property and facilities management revenues are generally based upon percentages of the revenue or base rent generated by the entities managed or the square footage managed. These fees are recognized when earned under the provisions of the related management agreements.

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

We earn development and incentive development fees in our Development Services segment. Development fees are generally based on a percentage of a defined cost measure and are recognized at the lower of the amount billed or the amount determined on a straight-line basis over the development period. Incentive development fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets) or, for those incentive fees based on qualitative criteria, upon approval of the fee by our clients. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. Our incentive development fee revenue is recognized to the extent that future performance contingencies have been resolved. The unique nature and complexity of each incentive fee requires us to use varying levels of judgment in determining the timing of revenue recognition.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries, as well as variable interest entities, or VIEs, in which we are the primary beneficiary and other subsidiaries we control. The equity attributable to non-controlling interests in subsidiaries is shown separately in our consolidated balance sheets included elsewhere in this report. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We consolidate any VIE of which we are the primary beneficiary (see Note 3 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report) and disclose significant VIEs of which we are not the primary beneficiary, if any, as well as disclose our maximum exposure to loss related to VIEs that are not consolidated. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective.

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

Other Investments

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

Impairment Evaluation

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

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. When we performed our required annual goodwill impairment review as of October 1, 2014, 2013 and 2012, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.

During the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million in our Global Investment Management segment. This non-cash write-off was related to a decrease in value of our open-end funds, primarily in Europe. During the year ended December 31, 2012, we recorded a non-amortizable intangible asset impairment of $19.8 million in our EMEA segment related to the discontinuation of the use of a trade name in the United Kingdom. See Note 4 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2014 and 2013 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 15 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information regarding income taxes.

Our foreign subsidiaries have accumulated $1.3 billion of undistributed earnings for which we have not recorded a deferred tax liability. Although tax liabilities might result from dividends being paid out of these earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and we do not have any plans to repatriate them or to sell or liquidate any of our non-U.S. subsidiaries. To the extent that we are able to repatriate earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy in which such funds become needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. Determining our tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $287.4 million at December 31, 2014. In 2012 and 2013, we repatriated $58.0 million and $196.2 million, respectively. In anticipation of these repatriations, tax benefits of $28.8 million were recorded in 2012. Additional tax benefits associated with the release of valuation allowances of $14.5 million and $4.9 million were recorded in 2013 and 2014, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)
Revenue	$9,049,918	100.0%	$7,184,794	100.0%	$6,514,099	100.0%
Costs and expenses:
Cost of services	5,611,262	62.0	4,189,389	58.3	3,742,514	57.5
Operating, administrative and other	2,438,960	27.0	2,104,310	29.3	2,002,914	30.7
Depreciation and amortization	265,101	2.9	190,390	2.6	169,645	2.6
Non-amortizable intangible asset impairment	—	—	98,129	1.4	19,826	0.3

Total costs and expenses	8,315,323	91.9	6,582,218	91.6	5,934,899	91.1
Gain on disposition of real estate	57,659	0.7	13,552	0.2	5,881	0.1

Operating income	792,254	8.8	616,128	8.6	585,081	9.0
Equity income from unconsolidated subsidiaries	101,714	1.1	64,422	0.9	60,729	0.9
Other income	12,183	0.1	13,523	0.2	11,093	0.2
Interest income	6,233	0.1	6,289	0.1	7,643	0.1
Interest expense	112,035	1.2	135,082	1.9	175,068	2.7
Write-off of financing costs	23,087	0.3	56,295	0.8	—	—

Income from continuing operations before provision for income taxes	777,262	8.6	508,985	7.1	489,478	7.5
Provision for income taxes	263,759	2.9	187,187	2.6	185,322	2.8

Income from continuing operations	513,503	5.7	321,798	4.5	304,156	4.7
Income from discontinued operations, net of income taxes	—	—	26,997	0.4	631	—

Net income	513,503	5.7	348,795	4.9	304,787	4.7
Less: Net income (loss) attributable to non-controlling interests	29,000	0.3	32,257	0.5	(10,768)	(0.2)

Net income attributable to CBRE Group, Inc.	$484,503	5.4%	$316,538	4.4%	$315,555	4.9%

EBITDA (1)	$1,142,252	12.6%	$982,883	13.7%	$861,621	13.2%

EBITDA, as adjusted (1)	$1,166,125	12.9%	$1,022,255	14.2%	$918,439	14.1%

(1)	Includes EBITDA related to discontinued operations of $7.9 million and $5.6 million for the years ended December 31, 2013 and 2012, respectively.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income attributable to CBRE Group, Inc.	$484,503	$316,538	$315,555
Add:
Depreciation and amortization (1)	265,101	191,270	170,905
Non-amortizable intangible asset impairment	—	98,129	19,826
Interest expense (2)	112,035	138,379	176,649
Write-off of financing costs	23,087	56,295	—
Provision for income taxes (3)	263,759	188,561	186,333
Less:
Interest income	6,233	6,289	7,647

EBITDA (4)	$1,142,252	$982,883	$861,621
Adjustments:
Carried interest incentive compensation expense	23,873	9,160	—
Integration and other costs related to acquisitions	—	12,591	39,240
Cost containment expenses	—	17,621	17,578

EBITDA, as adjusted (4)	$1,166,125	$1,022,255	$918,439

(1)	Includes depreciation and amortization related to discontinued operations of $0.9 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.
(2)	Includes interest expense related to discontinued operations of $3.3 million and $1.6 million for the years ended December 31, 2013 2012, respectively.
(3)	Includes provision for income taxes related to discontinued operations of $1.3 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.
(4)	Includes EBITDA related to discontinued operations of $7.9 million and $5.6 million for the years ended December 31, 2013 and 2012, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

We reported consolidated net income of $484.5 million for the year ended December 31, 2014 on revenue of $9.0 billion as compared to consolidated net income of $316.5 million on revenue of $7.2 billion for the year ended December 31, 2013.

Our revenue on a consolidated basis for the year ended December 31, 2014 increased by $1.9 billion, or 26.0%, as compared to the year ended December 31, 2013. This increase was in part due to contributions from the Norland Acquisition. However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the Norland Acquisition, up 15.8%), increased sales (up 19.7%) and leasing (up 16.2%) activity. Foreign currency translation had a $53.5 million negative impact on total revenue during the year ended December 31, 2014, primarily driven by weakness in the Australian dollar, Brazilian real, Canadian dollar, Indian rupee and Japanese yen, partially offset by strength in the British pound sterling, during the year ended December 31, 2014 versus the year ended December 31, 2013.

Our cost of services on a consolidated basis increased by $1.4 billion, or 33.9%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the Norland Acquisition. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $35.3 million positive impact on cost of services during the year ended December 31, 2014. Cost of services as a percentage of revenue increased from 58.3% for the year ended December 31, 2013 to 62.0% for the year ended December 31, 2014, largely due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 59.4% for the year ended December 31, 2014, compared to 58.3% for the year ended December 31, 2013.

Our operating, administrative and other expenses on a consolidated basis increased by $334.7 million, or 15.9%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was partly driven by costs associated with the Norland Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (including bonuses), increased consulting costs, and an asset impairment charge of $8.6 million incurred in our Americas segment during the year ended December 31, 2014. Foreign currency translation had a $14.2 million positive impact on total operating expenses during the year ended December 31, 2014. Operating expenses as a percentage of revenue decreased from 29.3% for the year ended December 31, 2013 to 27.0% for the year ended December 31, 2014, as a result of the Norland Acquisition. Excluding activity associated with Norland, operating expenses as a percentage of revenue were relatively consistent at 29.0% for the year ended December 31, 2014, compared to 29.2% for the year ended December 31, 2013.

Our depreciation and amortization expense on a consolidated basis increased by $74.7 million, or 39.2%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the Norland Acquisition and in-fill acquisitions completed in 2014. A rise in depreciation expense during the year ended December 31, 2014 driven by technology-related capital expenditures also contributed to the increase.

Our non-amortizable intangible asset impairment on a consolidated basis was $98.1 million for the year ended December 31, 2013, which represented non-cash write-offs related to a decrease in value of our open-end funds in our Global Investment Management segment, primarily in Europe.

Our gain on disposition of real estate on a consolidated basis was $57.7 million for the year ended December 31, 2014 as compared to $13.6 million for the year ended December 31, 2013. These gains resulted from activity within our Global Investment Management and Development Services segments. The increase over the prior-year period is largely due to our adoption of Accounting Standards Update, or ASU, 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective January 1, 2014 and as a result, no longer reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, if in the ordinary course of business we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $37.3 million, or 57.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily driven by higher equity earnings associated with gains on property sales within our Development Services segment and a gain on the sale of an equity investment in Canada within our Americas segment during the year ended December 31, 2014.

Our other income on a consolidated basis was relatively consistent at $12.2 million for the year ended December 31, 2014 as compared to $13.5 million for the year ended December 31, 2013.

Our consolidated interest income was $6.2 million for the year ended December 31, 2014 versus $6.3 million for the year ended December 31, 2013.

Our consolidated interest expense decreased by $23.0 million, or 17.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, due to the effects of our refinancing activities in the first half of 2013. During the latter part of 2014, we completed three financing transactions, including the issuance in September 2014 and December 2014 of $300.0 million and $125.0 million, respectively, in aggregate principal amount of 5.25% senior notes due March 15, 2025 and the redemption in October 2014 of all of the then outstanding 6.625% senior notes (aggregate principal amount of $350.0 million). Additionally, in January 2015 we entered into an amended and restated credit agreement with more favorable interest rate spreads than under our prior credit agreement.

Our write-off of financing costs on a consolidated basis was $23.1 million for the year ended December 31, 2014 as compared to $56.3 million for the year ended December 31, 2013. The write-off in 2014 related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs. The write-off in 2013 primarily related to costs associated with the redemption in full of our 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the year ended December 31, 2013, we wrote-off $10.4 million of unamortized deferred financing costs associated with a previous credit agreement and incurred fees of $3.6 million in connection with its replacement credit agreement and 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $263.8 million for the year ended December 31, 2014 as compared to $187.2 million for the year ended December 31, 2013. This increase was driven by the significant growth in pre-tax income during the year ended December 31, 2014. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 35.3% for the year ended December 31, 2014 as compared to 37.3% for the year ended December 31, 2013. This decrease was largely due to a favorable change in our mix, with 71% of our earnings, after removing the portion attributable to non-controlling interests, from the United States in 2013 as compared to 68% in 2014, partially due to the Norland Acquisition. Additionally, during the year ended December 31, 2014, we reversed accrued taxes, interest and penalties related to settled positions, which had a positive impact on the current year effective tax rate. These favorable items were partially offset by a reduction in foreign income tax credit benefits.

Our consolidated income from discontinued operations, net of income taxes, was $27.0 million for the year ended December 31, 2013. This income was reported in our Development Services and Global Investment Management segments and mostly related to gains from property sales, which were largely attributable to non-controlling interests. As previously mentioned, on January 1, 2014, we adopted ASU 2014-08 and as a result, no longer anticipate reporting discontinued operations in the ordinary course of our business.

Our net income attributable to non-controlling interests on a consolidated basis was $29.0 million for the year ended December 31, 2014 as compared to $32.3 million for the year ended December 31, 2013. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

We reported consolidated net income of $316.5 million for the year ended December 31, 2013 on revenue of $7.2 billion as compared to consolidated net income of $315.6 million on revenue of $6.5 billion for the year ended December 31, 2012.

Our revenue on a consolidated basis for the year ended December 31, 2013 increased by $670.7 million, or 10.3%, as compared to the year ended December 31, 2012. This increase was primarily driven by higher worldwide sales (up 23.9%), property, facilities and project management (up 11.3%) and leasing (up 8.6%) activity. Carried interest revenue earned in our Global Investment Management segment also contributed to the positive variance. These items were partially offset by foreign currency translation, which had a $73.4 million negative impact on total revenue during the year ended December 31, 2013. The negative impact of foreign currency was primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Indian rupee and Japanese yen, partially offset by strength in the Euro, during the year ended December 31, 2013 versus the year ended December 31, 2012.

Our cost of services on a consolidated basis increased by $446.9 million, or 11.9%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. The increase in cost of services was also due to higher salaries and related costs associated with our global property, facilities and project management contracts as well as higher bonuses in the United States and the United Kingdom due to increased headcount and improved operating performance. Foreign currency translation had a $41.9 million positive impact on cost of services during the year ended December 31, 2013. Cost of services as a percentage of revenue increased to 58.3% for the year ended December 31, 2013 from 57.5% for the year ended December 31, 2012, primarily attributable to a concentration of commissions among higher producing professionals in the United States and Asia Pacific. In addition, higher producer recruitment costs during the year ended December 31, 2013 increased this ratio.

Our operating, administrative and other expenses on a consolidated basis increased by $101.4 million, or 5.1%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily driven by strategic investments made during the year ended December 31, 2013, including increased headcount, as well as higher insurance, legal, consulting, marketing and travel costs. These increases were partially offset by $32.3 million of impairment charges incurred during the year ended December 31, 2012 that did not recur during the year ended December 31, 2013 and $25.1 million of lower transaction and integration costs attributable to acquisitions. Foreign currency translation had an $18.4 million positive impact on total operating expenses during the year ended December 31, 2013. Operating expenses as a percentage of revenue decreased from 30.7% for the year ended December 31, 2012 to 29.3% for the year ended December 31, 2013, partially driven by the aforementioned lower costs associated with impairments and acquisitions during the year ended December 31, 2013. Excluding such costs, operating expenses were 29.1% of revenue for the year ended December 31, 2013 versus 29.6% for the year ended December 31, 2012. The decrease during the year ended December 31, 2013 was achieved despite incremental investments in our operating platform, and outside insurance costs, reflecting the operating leverage inherent in our business and proactive cost savings initiatives.

Our depreciation and amortization expense on a consolidated basis increased by $20.7 million, or 12.2%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. An increase in depreciation expense during the year ended December 31, 2013 driven by technology-related capital expenditures and an increase in amortization expense related to mortgage servicing rights during the year ended December 31, 2013, were partially mitigated by $9.6 million of intangible amortization expense related to ING REIM incentive fees in the year ended December 31, 2012, which did not recur during the year ended December 31, 2013.

Our non-amortizable intangible asset impairment on a consolidated basis was $98.1 million for the year ended December 31, 2013 as compared to $19.8 million for the year ended December 31, 2012. This activity represented non-cash write-offs related to a decrease in value of our open-end funds in our Global Investment Management segment, primarily in Europe, during the year ended December 31, 2013 and the discontinuation of the use of a trade name in the United Kingdom in our EMEA segment during the year ended December 31, 2012.

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

Our other income on a consolidated basis increased by $2.4 million, or 21.9%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily driven by increased net realized and unrealized gains related to co-investments in our real estate securities business within our Global Investment Management segment. This activity was partially offset by the impact of $4.3 million of income associated with the sale of a cost method investment in our EMEA segment, which did not recur during the year ended December 31, 2013.

Our consolidated interest income was $6.3 million for the year ended December 31, 2013 as compared to $7.6 million for the year ended December 31, 2012.

Our interest expense on a consolidated basis decreased by $40.0 million, or 22.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, reflecting the effects of our refinancing activities during the year ended December 31, 2013.

Our write-off of financing costs on a consolidated basis was $56.3 million for the year ended December 31, 2013, primarily related to costs associated with the early redemption of the 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the year ended December 31, 2013, we wrote-off $10.4 million of unamortized deferred financing costs associated with a previous credit agreement and incurred fees of $3.6 million in connection with its replacement credit agreement and 5.00% senior notes.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)
Americas
Revenue	$5,203,766	100.0%	$4,504,520	100.0%	$4,103,602	100.0%
Costs and expenses:
Cost of services	3,398,443	65.3	2,911,168	64.6	2,607,029	63.5
Operating, administrative and other	1,111,091	21.4	1,008,518	22.4	929,950	22.7
Depreciation and amortization	149,214	2.8	116,564	2.6	82,841	2.0

Operating income	$545,018	10.5%	$468,270	10.4%	$483,782	11.8%

EBITDA (1)	$725,559	13.9%	$603,191	13.4%	$578,649	14.1%

EMEA
Revenue	$2,344,252	100.0%	$1,217,109	100.0%	$1,031,818	100.0%
Costs and expenses:
Cost of services	1,605,859	68.5	721,461	59.3	624,498	60.5
Operating, administrative and other	582,182	24.8	425,189	34.9	358,696	34.8
Depreciation and amortization	64,628	2.8	20,496	1.7	14,198	1.4
Non-amortizable intangible asset impairment	—	—	—	—	19,826	1.9

Operating income	$91,583	3.9%	$49,963	4.1%	$14,600	1.4%

EBITDA (1)	$158,424	6.8%	$71,267	5.9%	$54,299	5.3%

Asia Pacific
Revenue	$967,777	100.0%	$872,821	100.0%	$817,241	100.0%
Costs and expenses:
Cost of services	606,960	62.7	556,760	63.8	510,987	62.5
Operating, administrative and other	272,946	28.2	245,251	28.1	224,558	27.5
Depreciation and amortization	14,661	1.5	12,397	1.4	11,475	1.4

Operating income	$73,210	7.6%	$58,413	6.7%	$70,221	8.6%

EBITDA (1)	$87,871	9.1%	$70,795	8.1%	$80,630	9.9%

Global Investment Management
Revenue	$468,941	100.0%	$537,102	100.0%	$482,589	100.0%
Costs and expenses:
Operating, administrative and other	373,977	79.7	352,395	65.6	387,592	80.3
Depreciation and amortization	32,802	7.0	36,194	6.7	51,290	10.6
Non-amortizable intangible asset impairment	—	—	98,129	18.3	—	—
Gain on disposition of real estate	23,028	4.9	—	—	—	—

Operating income	$85,190	18.2%	$50,384	9.4%	$43,707	9.1%

EBITDA (1) (2)	$96,262	20.5%	$194,609	36.2%	$96,359	20.0%

Development Services
Revenue	$65,182	100.0%	$53,242	100.0%	$78,849	100.0%
Costs and expenses:
Operating, administrative and other	98,764	151.5	72,957	137.0	102,118	129.5
Depreciation and amortization	3,796	5.8	4,739	8.9	9,841	12.5
Gain on disposition of real estate	34,631	53.1	13,552	25.4	5,881	7.5

Operating loss	$(2,747)	(4.2)%	$(10,902)	(20.5)%	$(27,229)	(34.5)%

EBITDA (1) (3)	$74,136	113.7%	$43,021	80.8%	$51,684	65.5%

(1)	See Note 20 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.
(2)	Includes EBITDA related to discontinued operations of $1.4 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.
(3)	Includes EBITDA related to discontinued operations of $6.5 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Americas

Revenue increased by $699.2 million, or 15.5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This improvement was primarily driven by higher property, facilities and project management fees, as well as improved leasing, sales and commercial mortgage brokerage activity. Foreign currency translation had a $33.4 million negative impact on total revenue during the year ended December 31, 2014, primarily driven by weakness in the Brazilian real and Canadian dollar when converting to U.S. dollars during the year ended December 31, 2014 versus the year ended December 31, 2013.

Cost of services increased by $487.3 million, or 16.7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to an increase in cost of services during the year ended December 31, 2014. Foreign currency translation had a $20.9 million positive impact on cost of services during the year ended December 31, 2014. Cost of services as a percentage of revenue increased to 65.3% for the year ended December 31, 2014 from 64.6% for the year ended December 31, 2013, primarily attributable to a concentration of commissions among higher producing professionals.

Operating, administrative and other expenses increased by $102.6 million, or 10.2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily driven by higher payroll-related costs (including bonuses), which resulted from increased headcount, as well as higher consulting costs. Also contributing to the variance was the previously mentioned asset impairment charge during the year ended December 31, 2014 of $8.6 million. This non-cash write-off resulted from the decision (due to a change in strategy) to abandon a property database platform that was being developed in the U.S. Foreign currency translation had a $9.4 million positive impact on total operating expenses during the year ended December 31, 2014.

EMEA

Revenue increased by $1.1 billion, or 92.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was in part due to contributions from the Norland Acquisition. Excluding Norland, revenue was up 21.2% and growth was strong in all major business lines. Foreign currency translation had a $19.1 million positive impact on total revenue during the year ended December 31, 2014, primarily driven by strength in the British pound sterling when converting to U.S. dollars during the year ended December 31, 2014 versus the year ended December 31, 2013.

Cost of services increased by $884.4 million, or 122.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the Norland Acquisition. Foreign currency translation had a $12.3 million negative impact on cost of services during the year ended December 31, 2014. Cost of services as a percentage of revenue increased to 68.5% for the year ended December 31, 2014 from 59.3% for the year ended December 31, 2013, mainly due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 57.6% for the year ended December 31, 2014, an improvement over the 59.3% of revenue recorded in the prior year, primarily driven by higher transaction revenue during the year ended December 31, 2014 in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $157.0 million, or 36.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily driven by costs associated with the Norland Acquisition. Higher payroll-related costs (including bonuses), which resulted from improved operating performance, as well as increased consulting costs, also contributed to the increase for the year ended December, 31, 2014. Foreign currency translation had a $3.7 million negative impact on total operating expenses during the year ended December 31, 2014.

Asia Pacific

Revenue increased by $95.0 million, or 10.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, reflecting improved overall performance in several countries, most notably in Australia, India and Japan, particularly in property, facilities and project management, sales and leasing activity. Contributions from the acquisition of our former affiliate company in Thailand in June 2014 also added to the increase during the year ended December 31, 2014. The increase was partially offset by foreign currency translation, which had a $43.7 million negative impact on total revenue during the year ended December 31, 2014, primarily driven by weakness in the Australian dollar, Japanese yen and Indian rupee when converting to U.S. dollars during the year ended December 31, 2014 versus the year ended December 31, 2013.

Cost of services increased by $50.2 million, or 9.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, driven by increased commission expense resulting from higher sales and lease transaction revenue as well as a concentration of commissions among higher producing professionals in Australia and Japan. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services during the year ended December 31, 2014. Foreign currency translation had a $26.7 million positive impact on cost of services during the year ended December 31, 2014. Cost of services as a percentage of revenue decreased to 62.7% for the year ended December 31, 2014 from 63.8% for the year ended December 31, 2013, primarily driven by higher transaction revenue during the year ended December 31, 2014 in certain countries that have a significant fixed cost compensation structure.

Operating, administrative and other expenses increased by $27.7 million, or 11.3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily driven by higher payroll-related (including bonuses), occupancy and consulting costs. Foreign currency translation had an $11.2 million positive impact on total operating expenses during the year ended December 31, 2014.

Global Investment Management

Revenue decreased by $68.2 million, or 12.7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily driven by reduced carried interest revenue. Lower asset management fees, which reflect the sale of assets in 2013 to harvest gains for fund investors (which generated the carried interest in 2013), lower fees on some AUM in EMEA, and our exiting the management of a private REIT, also contributed to the decline during the year ended December 31, 2014. These reductions were partially offset by higher acquisitions fees during the year ended December 31, 2014 as well as foreign currency translation, which had a $4.5 million positive impact on total revenue during the year ended December 31, 2014.

Operating, administrative and other expenses increased by $21.6 million, or 6.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to higher carried interest expense incurred in the current year. Foreign currency translation also had a $2.7 million negative impact on total operating expenses during the year ended December 31, 2014. These increases were partially offset by lower costs due to the sale of assets and internalization of the management of the private REIT discussed above.

This business transitioned from gain-harvesting in 2013 to capital-deployment in 2014. Total AUM as of December 31, 2014 rose to $90.6 billion. A rollforward of our AUM by product type for the year ended December 31, 2014 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2014	$32.8	$33.5	$22.8	$89.1
Inflows	2.7	6.5	4.9	14.1
Outflows	(5.8)	(3.4)	(6.2)	(15.4)
Market (depreciation) appreciation	(0.9)	0.4	3.3	2.8

Balance at December 31, 2014	$28.8	$37.0	$24.8	$90.6

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

Development Services

Revenue increased by $11.9 million, or 22.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to higher development fees during the year ended December 31, 2014 due to an increase in new projects started.

Operating, administrative and other expenses increased by $25.8 million, or 35.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily driven by higher bonuses due to significantly improved operating performance.

As of December 31, 2014, development projects in process totaled $5.4 billion, up 10.2% from year-end 2013, and the inventory of pipeline deals totaled $4.0 billion, up 166.7% from year-end 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Americas

Revenue increased by $400.9 million, or 9.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This improvement was primarily driven by higher sales, leasing and property, facilities and project management activity. The pullback in multi-housing lending from Government-Sponsored Entities, or GSEs, had an adverse impact on our performance, particularly in the second half of 2013. Foreign currency translation had a $20.7 million negative impact on total revenue during the year ended December 31, 2013, primarily driven by weakness in the Brazilian real and Canadian dollar when converting to U.S. dollars during the year ended December 31, 2013 versus the year ended December 31, 2012.

Cost of services increased by $304.1 million, or 11.7%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Also contributing to the variance was higher salaries and related costs associated with our property, facilities and project management contracts and higher bonuses due to increased headcount and improved operating performance. Foreign currency translation had a $10.6 million positive impact on cost of services during the year ended December 31, 2013. Cost of services as a percentage of revenue increased to 64.6% for the year ended December 31, 2013 from 63.5% for the year ended December 31, 2012, primarily attributable to a concentration of commissions among higher producing professionals as well as higher recruitment costs during the year ended December 31, 2013.

Operating, administrative and other expenses increased by $78.6 million, or 8.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily driven by strategic investments made during the year ended December 31, 2013, including increased headcount, as well as higher insurance, legal, consulting, marketing and travel costs. Foreign currency translation had a $6.0 million positive impact on total operating expenses during the year ended December 31, 2013.

EMEA

Revenue increased by $185.3 million, or 18.0%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was broad based, as every major business line showed growth, led by property sales and property, facilities and project management. Notable strength was evident in France, Spain and the United Kingdom. Foreign currency translation had a $9.5 million positive impact on total revenue during the year ended December 31, 2013 primarily driven by strength in the Euro, partially offset by weakness in the British pound sterling, when converting to U.S. dollars during the year ended December 31, 2013 versus the year ended December 31, 2012.

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

Asia Pacific

Revenue increased by $55.6 million, or 6.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Improved overall performance in all countries within the region, most notably

Australia, China, India and Japan, was partially muted by foreign currency translation, which had a $63.9 million negative impact on total revenue during the year ended December 31, 2013 primarily driven by weakness in the Australian dollar, Japanese yen and Indian rupee when converting to U.S. dollars during the year ended December 31, 2013 versus the year ended December 31, 2012.

Cost of services increased by $45.8 million, or 9.0%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, driven by increased commission expense resulting from higher sales transaction revenue and higher payroll-related costs due to increased headcount. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to the increase. Foreign currency translation had a $37.5 million positive impact on cost of services during the year ended December 31, 2013. Cost of services as a percentage of revenue increased to 63.8% for the year ended December 31, 2013 from 62.5% for the year ended December 31, 2012, primarily attributable to a concentration of commissions among higher producing professionals during the year ended December 31, 2013.

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

Global Investment Management

Revenue increased by $54.5 million, or 11.3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily driven by carried interest revenue earned during the year ended December 31, 2013, partially offset by lower asset management fees and rental revenue from consolidated real estate assets. Foreign currency translation had a $1.7 million positive impact on total revenue during the year ended December 31, 2013.

Operating, administrative and other expenses decreased by $35.2 million, or 9.1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily driven by $36.9 million of lower transaction and integration costs associated with the REIM Acquisitions incurred during the year ended December 31, 2013 as well as the impact of $9.3 million of impairment charges incurred during the year ended December 31, 2012, which did not recur during the year ended December 31, 2013. These items were partially offset by higher bonuses, which resulted from improved operating performance during the year ended December 31, 2013. Foreign currency translation had a $1.4 million negative impact on total operating expenses during the year ended December 31, 2013.

Total AUM as of December 31, 2013 amounted to $89.1 billion, down 3.2% from year-end 2012, primarily due to asset sales. A rollforward of our AUM by product type for the year ended December 31, 2013 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2013	$35.8	$32.6	$23.6	$92.0
Inflows	3.1	1.8	5.3	10.2
Outflows	(6.9)	(2.9)	(6.6)	(16.4)
Market appreciation	0.8	2.0	0.5	3.3

Balance at December 31, 2013	$32.8	$33.5	$22.8	$89.1

Development Services

Revenue decreased by $25.6 million, or 32.5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily attributable to lower rental revenue as a result of property dispositions.

Operating, administrative and other expenses decreased by $29.2 million, or 28.6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily driven by the impact of a $17.2 million impairment charge related to real estate assets incurred during the year ended December 31, 2012, which did not recur during the year ended December 31, 2013, as well as lower property operating expenses as a result of the property dispositions noted above in this segment’s revenue discussion.

As of December 31, 2013, development projects in process totaled $4.9 billion, up 16.7% from year-end 2012. The inventory of pipeline deals totaled $1.5 billion, down 28.6% from year-end 2012.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2015 include up to approximately $180 million of anticipated net capital expenditures. As of December 31, 2014, we had committed to fund $25.5 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of December 31, 2014, we had aggregate commitments of $19.0 million to fund future co-investments in our Global Investment Management business, $12.7 million of which is expected to be funded in 2015.

In December 2013, we fortified our real estate outsourcing platform in Europe with the acquisition of Norland for approximately $474 million, which was financed with cash on hand and borrowings under our revolving credit facility. We also completed three financing transactions in recent years. These occurred in March 2013, September 2014 and December 2014, respectively, where we took advantage of market conditions to refinance our debt. In addition, in January 2015, we entered into an amended and restated credit agreement providing for a $500 million tranche A term loan facility (in addition to a $2.6 billion revolving credit facility). We historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, but at a minimum for the next 12 months. From time to time, we may again seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at interest rates, maturities and terms we would deem attractive.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. During 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in the CBRE Group Personal Pension plan, a defined contribution plan in the United Kingdom. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report was $92.9 million and $68.0 million at December 31, 2014 and 2013, respectively. We expect to contribute a total of $6.1 million to fund our pension plans for the year ending December 31, 2015.

The third long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2014 and 2013, we had accrued for $125.2 million and $86.9 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $661.8 million for the year ended December 31, 2014, a decrease of $83.3 million as compared to the year ended December 31, 2013. This variance was primarily due to an increase in receivables during the year ended December 31, 2014 and greater sales of real estate held for sale and under development during the year ended December 31, 2013. In addition, higher bonuses, income taxes and commissions paid during the year ended December 31, 2014 also contributed to the decrease. These items were partially offset by an increase in bonus accruals and improved operating performance during the year ended December 31, 2014.

Net cash provided by operating activities totaled $745.1 million for the year ended December 31, 2013, an increase of $454.0 million as compared to the year ended December 31, 2012. This variance was primarily due to a decrease in real estate held for sale and under development and higher bonus accruals during the year ended December 31, 2013. In addition, improved operating performance and greater collections on receivables during the year ended December 31, 2013 contributed to the variance. These items were partially offset by higher bonus payments made during the year ended December 31, 2013.

Investing Activities

Net cash used in investing activities totaled $151.6 million for the year ended December 31, 2014, a decrease of $313.4 million as compared to the year ended December 31, 2013. This decrease was primarily driven by greater amounts paid for acquisitions during the year ended December 31, 2013 (including the Norland Acquisition) and lower proceeds received from the sale of real estate held for investment during the year ended December 31, 2014.

Net cash used in investing activities totaled $465.0 million for the year ended December 31, 2013, an increase of $267.3 million as compared to the year ended December 31, 2012. This variance was primarily driven by greater amounts paid for acquisitions during the year ended December 31, 2013. This was partially offset by higher proceeds received from the sale of real estate held for investment during the year ended December 31, 2013 and a decrease in cash during the year ended December 31, 2012 as a result of the deconsolidation of CBRE

Clarion U.S., L.P. in 2012. Higher contributions to unconsolidated subsidiaries in 2012, greater distributions from unconsolidated subsidiaries during the year ended December 31, 2013 and a decrease in restricted cash during the year ended December 31, 2013 versus an increase in restricted cash during the year ended December 31, 2012 also mitigated the increase in cash used in investing activities.

Financing Activities

Net cash used in financing activities totaled $232.1 million for the year ended December 31, 2014, a decrease of $634.2 million as compared to the year ended December 31, 2013. This variance was primarily due to our refinancing efforts during the year ended December 31, 2013, including the net repayment of $924.0 million of senior secured term loans and the redemption of $450.0 million in aggregate principal amount of 11.625% senior subordinated notes, partially offset by the issuance of $800.0 million of 5.00% senior notes. Proceeds from the issuance of the 5.25% senior notes due in 2025 during the year ended December 31, 2014 and higher net repayments of notes payable on real estate within our Development Services segment and higher distributions to non-controlling interests during the year ended December 31, 2013 also contributed to the variance. These items were partially offset by the redemption of $350.0 million in aggregate principal amount of 6.625% senior notes in 2014.

Net cash used in financing activities totaled $866.3 million for the year ended December 31, 2013, an increase of $765.6 million as compared to the year ended December 31, 2012. The increase in cash used in financing activities was primarily due to our refinancing efforts during the year ended December 31, 2013, including the net repayment of $924.0 million of senior secured term loans and the redemption of $450.0 million of 11.625% senior subordinated notes, partially offset by the issuance of $800.0 million of 5.00% senior notes. In addition, higher net repayments of notes payable on real estate within our Development Services segment and higher distributions to non-controlling interests during the year ended December 31, 2013 also contributed to the increase.

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Total debt (1) (2)	$2,381,259	$548,457	$323,076	$82,425	$1,427,301
Operating leases (3)	1,207,086	203,974	344,574	243,327	415,211
Pension liability (4) (5)	92,923	—	—	—	92,923
Notes payable on real estate (non recourse) (6)	42,843	23,229	3,454	7,027	9,133
Deferred purchase consideration (7)	125,153	65,924	23,223	36,006	—

Total Contractual Obligations	$3,849,264	$841,584	$694,327	$368,785	$1,944,568

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (3)	$40,869	$40,869	$—	$—	$—
Guarantees (3) (8)	13,800	13,800	—	—	—
Co-investments (3) (9)	44,473	38,214	5,127	243	889
Tax liabilities (10)	40,667	28,818	11,849	—	—
Other (11)	73,184	73,184	—	—	—

Total Other Commitments	$212,993	$194,885	$16,976	$243	$889

(1)	See Note 12 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments.
(2)	On January 9, 2015, we entered into an amended and restated credit agreement, which resulted in the pay off of the prior tranche A and tranche B term loans (balances were $434.4 million and $211.2 million, respectively, at December 31, 2014) and the previously outstanding balance on our prior revolving credit facility ($4.8 million at December 31, 2014). The amended and restated credit agreement includes a $2.6 billion revolving credit facility and a $500.0 million tranche A term loan facility. Assuming each debt obligation is held until maturity (taking into consideration the above mentioned changes to our credit agreement in January 2015), we estimate that we will make the following interest payments (dollars in thousands): 2015 – $70,785; 2016 to 2017 – $140,614; 2018 to 2019 – $138,843 and thereafter – $249,922. The interest payments on the new tranche A term loan facility have been calculated based on the interest rate as of January 9, 2015.
(3)	See Note 13 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)	See Note 14 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(5)	Because these obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable, an undeterminable portion of this amount will be paid in years one through five.
(6)	See Note 11 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 2.41% to 10.0% at December 31, 2014. In general, interest is drawn on the underlying loan and subsequently paid with proceeds received upon the sale of the real estate project.
(7)	Represents deferred obligations related to previous acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2014 set forth in Item 8 of this Annual Report.
(8)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(9)	Includes $19.0 million related to our Global Investment Management segment, $12.7 million of which is expected to be funded in 2015 and $25.5 million related to our Development Services segment (callable at any time).
(10)	As of December 31, 2014, our current and non-current tax liabilities, including interest and penalties, totaled $74.8 million. Of this amount, we can reasonably estimate that $28.8 million will require cash settlement in less than one year and $11.8 million will require cash settlement in one to three years. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $34.2 million.
(11)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets at December 31, 2014 set forth in Item 8 of this Annual Report. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

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

Since 2001, we have maintained credit facilities to fund strategic acquisitions and to provide for our working capital needs. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse Group AG, or CS, as administrative and collateral agent, to completely refinance a previous credit agreement, pursuant to which we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under the previous credit agreement. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P Morgan Securities LLC and CS.

Our 2015 Credit Agreement currently provides for the following: (1) a $2.6 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on January 9, 2020; and (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which begin on June 30, 2015 and continue through maturity on January 9, 2020.

The new revolving credit facility allows for borrowings outside of the United States, with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the new revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.175% to 1.50% or the daily rate plus 0.175% to 0.50% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement). Borrowings under the new tranche A term loan facility bear interest, based on our option, on either the applicable fixed rate plus 1.375% to 1.85% or the daily rate plus 0.375% to 0.85%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement).

The 2015 Credit Agreement is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Borrowings under the 2015 Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries, in each case, held by CBRE and the U.S. guarantor subsidiaries. Also, the 2015 Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In January 2015, proceeds from the new tranche A term loan facility and from the $125.0 million of 5.25% senior notes due 2025 issued in December 2014, along with cash on hand, were used to pay off the prior tranche A and tranche B term loans and the previously outstanding balance on our prior revolving credit facility.

As of December 31, 2014, our 2013 Credit Agreement provided for the following: (1) a $1.2 billion revolving credit facility, which included revolving credit loans, letters of credit and a swingline loan facility, and would have matured on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of our 11.625% senior subordinated notes), which required quarterly principal payments, which began on June 30, 2013 and would have continued through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility requiring quarterly principal payments, which began on June 30, 2013 and would have continued through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility under the 2013 Credit Agreement allowed for borrowings outside of the United States, with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities could have been up to 5.0% higher as allowed under the currency fluctuation provision in the 2013 Credit Agreement. Borrowings under the prior revolving credit facility bore interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2013 Credit Agreement). As of December 31, 2014 and 2013, we had $4.8 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 1.4% and 2.2%, respectively, which were included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2014, letters of credit totaling $7.4 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the normal course of business as well as in connection with certain insurance programs.

Borrowings under the term loan facilities (under the 2013 Credit Agreement) as of December 31, 2014 bore interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2013 Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of December 31, 2014, we had $645.6 million of term loan facilities principal outstanding (including $434.4 million of tranche A term loan facility and $211.2 million of tranche B term loan facility) under the 2013 Credit Agreement, which were included in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility) under the 2013 Credit Agreement, which were also included in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

The 2013 Credit Agreement was jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Borrowings under the 2013 Credit Agreement were secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries, in each case, held by CBRE and the U.S. guarantor subsidiaries. Also, the 2013 Credit Agreement required us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, the fair values of such interest rate swap agreements were reflected as a $26.9 million liability and a $29.0 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

On September 26, 2014, CBRE, our wholly-owned subsidiary, issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes included in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report was $426.8 million at December 31, 2014.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report was $800.0 million at both December 31, 2014 and 2013.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes were unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes were jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrued at a rate of 6.625% per year and was payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes were redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. In addition, at any time prior to October 15, 2014, the 6.625% senior notes were redeemable by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which was based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture. In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report was $350.0 million at December 31, 2013.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes and 5.25% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 12.34x for the year ended December 31, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.02x as of December 31, 2014. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our 2015 Credit Agreement and under our 5.00% senior notes and 5.25% senior notes.

From time to time, our indebtedness is rated by certain nationally recognized statistical rating organizations. The interest rates under our 2015 Credit Agreement would be positively impacted if we had two issuer or long-term debt ratings of “investment grade” (as defined in the 2015 Credit Agreement). In addition, changes in these ratings could impact the terms and availability of any future indebtedness.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes were unsecured senior subordinated obligations of CBRE and were jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guarantee our 2015 Credit Agreement. Interest accrued at a rate of 11.625% per year and was payable semi-annually in arrears on June 15 and December 15. As permitted by the indenture governing these notes, on June 15, 2013, we redeemed all of the 11.625% senior subordinated notes. In connection with this early redemption, we paid a premium of $26.2 million and wrote off $16.1 million of unamortized deferred financing costs and unamortized discount.

We had short-term borrowings of $506.1 million and $517.1 million as of December 31, 2014 and 2013, respectively, with related weighted average interest rates of 1.8% and 1.9%, respectively, which are included in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $5.0 million revolving credit note, bears interest at 0.25% and has a maturity date of May 31, 2015. As of December 31, 2014 and 2013, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of April 30, 2015. As of December 31, 2014 and 2013, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which included cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility were not made generally available to us, but instead were held in a collateral account maintained by First Tennessee Bank. This agreement provided for a $4.0 million credit line, bore interest at 0.25% and expired on August 31, 2014. As of both December 31, 2014 and 2013, there were no amounts outstanding under this agreement.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2014, provided for a $275.0 million line of credit, $100.0 million of which matured on January 15, 2015. This agreement currently provides for a $175.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.90% and has a maturity date of October 26, 2015.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $400.0 million line of credit and bears interest at the daily one-month LIBOR plus 1.60%. A portion of the line of credit totaling $200.0 million matures on March 23, 2015. The remainder, or $200.0 million, has a maturity date of May 27, 2015.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement, or ASAP Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding balance under the ASAP Program cannot exceed $200.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily one-month LIBOR plus 1.35% with a LIBOR floor of 0.35%. This arrangement remains in place but is cancelable at any time by Fannie Mae with notice.

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and currently provides for a $300.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.50% and has a maturity date of June 30, 2015.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement currently provides for a $200.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 1.55% and has a maturity date of July 29, 2015.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provided for a $200.0 million warehouse facility, bore interest at the daily one-month LIBOR plus 2.25% and expired on January 16, 2014.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement currently provides for a $25.0 million secured revolving line of credit, bears interest at daily one-month LIBOR plus 2.75% and has a maturity date of March 16, 2015.

During the year ended December 31, 2014, we had a maximum of $1.1 billion of warehouse lines of credit principal outstanding. As of December 31, 2014 and 2013, we had $501.2 million and $374.6 million, respectively, of warehouse lines of credit principal outstanding, which were included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report. Additionally, we had

$506.3 million and $381.5 million of mortgage loans held for sale (warehouse receivables), as of December 31, 2014 and 2013, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which were also included in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

Pension Liability

Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report was $92.9 million and $68.0 million at December 31, 2014 and 2013, respectively. We expect to contribute a total of $6.1 million to fund our pension plans for the year ending December 31, 2015.

Off-Balance Sheet Arrangements

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $9.7 billion at December 31, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $293.7 million at December 31, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2014 and 2013, CBRE MCI had a $29.0 million letter of credit and $16.6 million of cash deposited, respectively, under this reserve arrangement, and had provided approximately $16.8 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $310.2 million (including $165.9 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2014.

We had outstanding letters of credit totaling $40.9 million as of December 31, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $29.0 million referred to in the preceding paragraph represented the majority of the $40.9 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2015.

We had guarantees totaling $13.8 million as of December 31, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $13.8 million mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2018, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of December 31, 2014, we had aggregate commitments of $19.0 million to fund future co-investments, $12.7 million of which is expected to be funded in 2015. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2014, we had committed to fund $25.5 million of additional capital to these unconsolidated subsidiaries, which we may be required to fund at any time.

Seasonality

A significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Earnings and cash flow have generally been concentrated in the fourth quarter due to the focus on completing sales, financing and leasing transactions prior to calendar year-end.

Inflation

Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by general economic conditions including inflation. However, to date, we do not believe that general inflation has had a material impact upon our operations.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under accounting principles generally accepted in the United States, or GAAP, when it becomes effective on January 1, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. This ASU offers updated consolidation evaluation criteria and may require additional disclosure requirements. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not believe the adoption of this update will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

Exchange Rates

Certain of our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. During the year ended December 31, 2014, approximately 44% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen and Singapore dollar. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.

In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 8 of this Annual Report were net gains of $5.3 million for the year ended December 31, 2014 resulting from net gains on foreign currency exchange forward contracts. As of December 31, 2014, we had 52 foreign currency exchange forward contracts outstanding covering a notional amount of $302.0 million. As of December 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.5 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2014, the fair value of forward contracts with four counterparties aggregated to a $1.3 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations set forth in Item 8 of this Annual Report were net gains of $4.3 million for the year ended December 31, 2014 and net losses of $1.8 million for the year ended December 31, 2013, resulting from net gains/losses on foreign currency exchange option and forward contracts. As of December 31, 2014, the fair value of such contracts with one counterparty aggregated to a $0.8 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Excluding notes payable on real estate, our fixed and variable rate long-term debt at December 31, 2014 consisted of the following (dollars in thousands):

Year of Maturity	Fixed Rate	LIBOR + 1.75% (1) (2)	LIBOR + 2.75% (1) (2)	(3)	30 day EUR LIBOR + 1.40% (2) (4)	Total
2015	$2,782	$37,500	$2,150	$501,185	$4,840	$548,457
2016	26	65,625	2,150	—	—	67,801
2017	—	253,125	2,150	—	—	255,275
2018	—	78,125	2,150	—	—	80,275
2019	—	—	2,150	—	—	2,150
Thereafter	1,226,813	—	200,488	—	—	1,427,301

Total	$1,229,621	$434,375	$211,238	$501,185	$4,840	$2,381,259

Weighted Average Interest Rate	5.1%	1.9%	2.9%	1.8%	1.4%	3.6%

(1)	Consists of amounts due under our senior secured term loan facilities, including $434.4 million of tranche A term loan facility and $211.2 million of tranche B term loan facility.
(2)	On January 9, 2015, we entered into an amended and restated credit agreement (2015 Credit Agreement). The 2015 Credit Agreement provides for the following: (i) a $2.6 billion revolving credit facility and (ii) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which begin on June 30, 2015 and continue through maturity on January 9, 2020. In January 2015, proceeds from the new tranche A term loan facility and from the $125.0 million of 5.25% senior notes issued in December 2014, along with cash on hand, were used to pay off the tranche A and tranche B term loan facilities under our 2013 Credit Agreement, with balances of $434.4 million and $211.2 million, respectively, at December 31, 2014 and the previously outstanding balance on our prior revolving credit facility, with a balance of $4.8 million at December 31, 2014.
(3)	Consists of amounts due under our warehouse lines of credit as follows (dollars in thousands): $286,381 at daily one-month LIBOR + 1.60%; $127,822 at daily one-month LIBOR + 1.90%; $47,400 at daily one-month LIBOR + 1.55%; $35,427 at daily one-month LIBOR + 1.35% with a LIBOR floor of 0.35% and $4,155 at daily one-month LIBOR + 2.75%.
(4)	Consists of amounts due under our prior revolving credit facility. We extinguished this balance in full in January 2015.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the years ended December 31, 2014 and 2013. As of December 31, 2014, the fair value of such interest rate swap agreements were reflected as a $26.9 million liability and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

The estimated fair value of our senior secured term loans was approximately $645.1 million at December 31, 2014. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 5.25% senior notes were $818.0 million and $439.7 million, respectively, at December 31, 2014.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at December 31, 2014, the net impact of the additional interest cost would be a decrease of $2.4 million on pre-tax income and a decrease of $2.4 million on cash provided by operating activities for the year ended December 31, 2014.

We also have $42.8 million of notes payable on real estate as of December 31, 2014. These notes have interest rates ranging from 2.41% to 10.0% with maturity dates extending through 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.2 million for the year ended December 31, 2014. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations set forth in Item 8 of this Annual Report were net gains of $2.4 million for the year ended December 31, 2014, resulting from gains on these loan commitments. As of December 31, 2014, the fair value of such contracts with three counterparties aggregated to a $2.4 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report. The net impact on our financial position and earnings resulting from loan commitments for years prior to 2014 was not significant.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CBRE Group, Inc.:

We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBRE Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CBRE Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the financial statements, effective January 1, 2014, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Los Angeles, California

March 2, 2015

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$740,884	$491,912
Restricted cash	28,090	61,155
Receivables, less allowance for doubtful accounts of $41,831 and $40,262 at December 31, 2014 and 2013, respectively	1,736,229	1,486,489
Warehouse receivables	506,294	381,545
Trading securities	62,804	58,442
Income taxes receivable	12,709	—
Prepaid expenses	142,719	125,151
Deferred tax assets, net	205,866	188,533
Real estate and other assets held for sale	3,845	—
Real estate under development	—	19,133
Available for sale securities	663	—
Other current assets	84,401	67,452

Total Current Assets	3,524,504	2,879,812
Property and equipment, net	497,926	458,596
Goodwill	2,333,821	2,290,474
Other intangible assets, net of accumulated amortization of $463,400 and $348,566 at December 31, 2014 and 2013, respectively	802,360	841,228
Investments in unconsolidated subsidiaries	218,280	198,696
Real estate under development	4,630	822
Real estate held for investment	37,129	106,999
Available for sale securities	59,512	56,800
Other assets, net	168,943	164,987

Total Assets	$7,647,105	$6,998,414

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$827,530	$817,519
Compensation and employee benefits payable	623,814	486,993
Accrued bonus and profit sharing	788,858	612,114
Income taxes payable	—	11,111
Short-term borrowings:
Warehouse lines of credit	501,185	374,597
Revolving credit facility	4,840	142,484
Other	25	16

Total short-term borrowings	506,050	517,097
Current maturities of long-term debt	42,407	42,245
Notes payable on real estate	23,229	62,017
Other current liabilities	63,746	56,644

Total Current Liabilities	2,875,634	2,605,740
Long-Term Debt:
5.00% senior notes	800,000	800,000
Senior secured term loans	605,963	645,613
5.25% senior notes	426,813	—
6.625% senior notes	—	350,000
Other long-term debt	26	2,822

Total Long-Term Debt	1,832,802	1,798,435
Notes payable on real estate	19,614	68,455
Deferred tax liabilities, net	149,233	160,777
Non-current tax liabilities	46,003	65,520
Pension liability	92,923	68,012
Other liabilities	329,498	295,469

Total Liabilities	5,345,707	5,062,408
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 332,991,031 and 331,927,166 shares issued and outstanding at December 31, 2014 and 2013, respectively	3,330	3,319
Additional paid-in capital	1,039,425	981,997
Accumulated earnings	1,541,095	1,056,592
Accumulated other comprehensive loss	(324,020)	(146,123)

Total CBRE Group, Inc. Stockholders’ Equity	2,259,830	1,895,785
Non-controlling interests	41,568	40,221

Total Equity	2,301,398	1,936,006

Total Liabilities and Equity	$7,647,105	$6,998,414

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012

Revenue	$9,049,918	$7,184,794	$6,514,099

Costs and expenses:
Cost of services	5,611,262	4,189,389	3,742,514
Operating, administrative and other	2,438,960	2,104,310	2,002,914
Depreciation and amortization	265,101	190,390	169,645
Non-amortizable intangible asset impairment	—	98,129	19,826

Total costs and expenses	8,315,323	6,582,218	5,934,899
Gain on disposition of real estate	57,659	13,552	5,881

Operating income	792,254	616,128	585,081
Equity income from unconsolidated subsidiaries	101,714	64,422	60,729
Other income	12,183	13,523	11,093
Interest income	6,233	6,289	7,643
Interest expense	112,035	135,082	175,068
Write-off of financing costs	23,087	56,295	—

Income from continuing operations before provision for income taxes	777,262	508,985	489,478
Provision for income taxes	263,759	187,187	185,322

Income from continuing operations	513,503	321,798	304,156
Income from discontinued operations, net of income taxes	—	26,997	631

Net income	513,503	348,795	304,787
Less: Net income (loss) attributable to non-controlling interests	29,000	32,257	(10,768)

Net income attributable to CBRE Group, Inc.	$484,503	$316,538	$315,555

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.47	$0.95	$0.97
Income from discontinued operations attributable to CBRE Group, Inc.	—	0.01	0.01

Net income attributable to CBRE Group, Inc.	$1.47	$0.96	$0.98

Weighted average shares outstanding for basic income per share	330,620,206	328,110,004	322,315,576

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.45	$0.94	$0.96
Income from discontinued operations attributable to CBRE Group, Inc.	—	0.01	0.01

Net income attributable to CBRE Group, Inc.	$1.45	$0.95	$0.97

Weighted average shares outstanding for diluted income per share	334,171,509	331,762,854	327,044,145

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$484,503	$314,229	$313,853
Income from discontinued operations, net of tax	—	2,309	1,702

Net income	$484,503	$316,538	$315,555

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$513,503	$348,795	$304,787
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(148,589)	7,390	(997)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of $4,710, $4,695 and $4,699 income tax for the years ended December 31, 2014, 2013 and 2012	7,279	7,151	6,977
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of $3,825 income tax benefit, $2,862 income tax and $8,015 income tax benefit for the years ended December 31, 2014, 2013 and 2012, respectively	(5,927)	4,361	(11,901)
Unrealized holding (losses) gains on available for sale securities, net of $614 income tax benefit for the year ended December 31, 2014 and $756 and $43 income tax for the years ended December 31, 2013 and 2012, respectively	(941)	1,151	475
Pension liability adjustments, net of $7,589, $1,409 and $1,131 income tax benefit for the years ended December 31, 2014, 2013 and 2012, respectively	(30,355)	(5,638)	(947)
Other, net	549	3,720	(598)

Total other comprehensive (loss) income	(177,984)	18,135	(6,991)

Comprehensive income	335,519	366,930	297,796
Less: Comprehensive income (loss) attributable to non-controlling interests	28,913	31,471	(11,154)

Comprehensive income attributable to CBRE Group, Inc.	$306,606	$335,459	$308,950

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$513,503	$348,795	$304,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,101	191,270	170,905
Amortization and write-off of financing costs	13,155	28,871	9,518
Amortization of debt discount	—	9,477	—
Non-amortizable intangible asset impairment	—	98,129	19,826
Write-down of impaired real estate and other assets	8,615	—	32,322
Gain on sale of loans, servicing rights and other assets	(95,636)	(93,613)	(112,613)
Net realized and unrealized gains from investments	(11,237)	(13,523)	(11,093)
Gain on disposition of real estate held for investment	(28,005)	(18,698)	(683)
Equity income from unconsolidated subsidiaries	(101,714)	(64,422)	(60,729)
Provision for doubtful accounts	8,165	9,579	6,509
Deferred income taxes	(28,469)	(11,591)	2,059
Compensation expense related to stock options and non-vested stock awards	59,757	48,429	51,712
Incremental tax benefit from stock options exercised	(1,218)	(9,891)	(2,930)
Distribution of earnings from unconsolidated subsidiaries	27,903	33,302	20,199
Tenant concessions received	18,343	14,627	23,260
Purchase of trading securities	(71,021)	(137,311)	(203,126)
Proceeds from sale of trading securities	74,237	191,121	190,220
Proceeds from securities sold, not yet purchased	2,271	52,472	151,145
Securities purchased to cover short sales	(453)	(110,588)	(151,282)
Increase in receivables	(307,979)	(76,946)	(142,786)
Increase in prepaid expenses and other assets	(47,015)	(33,355)	(22,097)
Decrease (increase) in real estate held for sale and under development	47,276	168,133	(759)
Increase in accounts payable and accrued expenses	31,526	40,200	43,475
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	344,987	102,439	(1,155)
(Increase) decrease in income taxes receivable/payable	(43,194)	3,077	(27,729)
Increase (decrease) in other liabilities	589	(6,808)	7,715
Other operating activities, net	(17,707)	(18,067)	(5,589)

Net cash provided by operating activities	661,780	745,108	291,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(171,242)	(156,358)	(150,232)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(147,057)	(504,147)	(52,578)
Contributions to unconsolidated subsidiaries	(59,177)	(49,594)	(65,440)
Distributions from unconsolidated subsidiaries	104,267	82,230	62,977
Net proceeds from disposition of real estate held for investment	77,278	113,241	60,805
Additions to real estate held for investment	(10,961)	(2,559)	(6,181)
Proceeds from the sale of servicing rights and other assets	25,541	32,016	40,206
Decrease (increase) in restricted cash	30,889	8,469	(16,205)
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	—	(73,187)
Purchase of available for sale securities	(89,885)	(65,111)	(36,355)
Proceeds from the sale of available for sale securities	88,214	69,688	31,751
Other investing activities, net	577	7,131	6,768

Net cash used in investing activities	(151,556)	(464,994)	(197,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	715,000	—
Repayment of senior secured term loans	(39,650)	(1,639,017)	(68,146)
Proceeds from revolving credit facility	1,873,568	610,562	41,270
Repayment of revolving credit facility	(1,999,422)	(542,150)	(15,230)
Proceeds from issuance of 5.25% senior notes	426,875	—	—
Repayment of 6.625% senior notes	(350,000)	—	—
Proceeds from issuance of 5.00% senior notes	—	800,000	—
Repayment of 11.625% senior subordinated notes	—	(450,000)	—
Proceeds from notes payable on real estate held for investment	5,022	2,762	4,652
Repayment of notes payable on real estate held for investment	(27,563)	(74,544)	(54,036)
Proceeds from notes payable on real estate held for sale and under development	8,274	9,526	22,276
Repayment of notes payable on real estate held for sale and under development	(80,218)	(136,528)	(21,345)
Shares repurchased for payment of taxes on stock awards	(16,685)	(16,628)	—
Proceeds from exercise of stock options	6,203	5,780	20,324
Incremental tax benefit from stock options exercised	1,218	9,891	2,930
Non-controlling interests contributions	2,938	1,092	16,075
Non-controlling interests distributions	(33,971)	(128,168)	(48,162)
Payment of financing costs	(5,947)	(29,322)	(359)
Other financing activities, net	(2,711)	(4,537)	(938)

Net cash used in financing activities	(232,069)	(866,281)	(100,689)
Effect of currency exchange rate changes on cash and cash equivalents	(29,183)	(11,218)	3,3947

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	248,972	(597,385)	(3,885)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	491,912	1,089,297	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$740,884	$491,912	$1,089,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$118,749	$117,150	$161,945

Income tax payments, net	$331,257	$203,402	$217,956

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

	CBRE Group, Inc. Shareholders
					Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	Accumulated earnings	Minimum pension liability	Foreign currency translation and other	Non- Controlling Interests	Total
Balance at December 31, 2011	327,972,156	$3,280	$882,141	$424,499	$(68,722)	$(89,717)	$265,682	$1,417,163
Net income (loss)	—	—	—	315,555	—	—	(10,768)	304,787
Pension liability adjustments, net of tax	—	—	—	—	(947)	—	—	(947)
Stock options exercised (including tax benefit)	1,930,092	19	23,235	—	—	—	—	23,254
Non-cash issuance of common stock	441,097	4	173	—	—	—	—	177
Compensation expense for stock options and non-vested stock awards	—	—	51,712	—	—	—	—	51,712
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	6,977	—	6,977
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(11,901)	—	(11,901)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	475	—	475
Foreign currency translation loss	—	—	—	—	—	(611)	(386)	(997)
Cancellation of non-vested stock awards	(261,158)	(2)	—	—	—	—	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	16,075	16,075
Distributions to non-controlling interests	—	—	—	—	—	—	(48,162)	(48,162)
Deconsolidation of CBRE Clarion U.S., L.P. (see Note 3)	—	—	—	—	—	—	(91,580)	(91,580)
Other	—	—	3,639	—	—	(598)	11,740	14,781

Balance at December 31, 2012	330,082,187	$3,301	$960,900	$740,054	$(69,669)	$(95,375)	$142,601	$1,681,812
Net income	—	—	—	316,538	—	—	32,257	348,795
Pension liability adjustments, net of tax	—	—	—	—	(5,638)	—	—	(5,638)
Stock options exercised (including tax benefit)	1,620,515	16	15,655	—	—	—	—	15,671
Non-cash issuance of common stock	478,884	4	149	—	—	—	—	153
Non-cash issuance of non-vested common stock related to acquisition	362,916	4	9,201	—	—	—	—	9,205
Non-vested stock grants	72,580	1	—	—	—	—	—	1
Compensation expense for stock options and non-vested stock awards	—	—	48,429	—	—	—	—	48,429
Shares repurchased for payment of taxes on stock awards	(601,917)	(6)	(16,622)	—	—	—	—	(16,628)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	7,151	—	7,151
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	4,361	—	4,361
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	1,151	—	1,151
Foreign currency translation gain (loss)	—	—	—	—	—	8,176	(786)	7,390
Cancellation of non-vested stock awards	(87,999)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	1,092	1,092
Distributions to non-controlling interests	—	—	—	—	—	—	(128,168)	(128,168)
Acquisition of non-controlling interests	—	—	(30,300)	—	—	—	(9,530)	(39,830)
Other	—	—	(5,415)	—	—	3,720	2,755	1,060

Balance at December 31, 2013	331,927,166	$3,319	$981,997	$1,056,592	$(75,307)	$(70,816)	$40,221	$1,936,006
Net income	—	—	—	484,503	—	—	29,000	513,503
Pension liability adjustments, net of tax	—	—	—	—	(30,355)	—	—	(30,355)
Stock options exercised (including tax benefit)	458,505	5	7,416	—	—	—	—	7,421
Non-cash issuance of common stock	892,930	9	145	—	—	—	—	154
Compensation expense for stock options and non-vested stock awards	—	—	59,757	—	—	—	—	59,757
Shares repurchased for payment of taxes on stock awards	(242,461)	(2)	(16,683)	—	—	—	—	(16,685)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	7,279	—	7,279
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(5,927)	—	(5,927)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	(941)	—	(941)
Foreign currency translation loss	—	—	—	—	—	(148,502)	(87)	(148,589)
Cancellation of non-vested stock awards	(45,109)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	2,938	2,938
Distributions to non-controlling interests	—	—	—	—	—	—	(33,971)	(33,971)
Other	—	—	6,793	—	—	549	3,467	10,809

Balance at December 31, 2014	332,991,031	$3,330	$1,039,425	$1,541,095	$(105,662)	$(218,358)	$41,568	$2,301,398

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2014 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2014, excluding independent affiliates, we operated in over 370 offices worldwide, with more than 52,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination and servicing, and debt/structured finance), real estate investment management, valuation, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. Our contractual, fee-for-services businesses, which generally involve property and facilities management, mortgage loan servicing and investment management, represented approximately 46% of our 2014 revenue. In addition, our appraisal/valuation and leasing services have contractual elements and work for clients in these service lines is often recurring in nature.

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

Other Investments

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

Impairment Evaluation

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimates, Risks and Uncertainties

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.), or GAAP, which require management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenue and expenses we report. Such estimates include the value of goodwill, intangibles and other long-lived assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment, and are evaluated on an ongoing basis and adjusted, as needed, using historical experience and other factors, including consideration of the macroeconomic environment. As future events and their effects cannot be forecast with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The recoverability of our investments in unconsolidated subsidiaries is impacted by general conditions in the global economy and commercial real estate market. Transaction activity has improved, to varying degrees and at a different pace in various regions around the world, over the past five years. Property values also have broadly rebounded, as underlying market fundamentals have improved and capital flows into commercial real estate have improved. The assumptions utilized in our recoverability analysis reflect our belief that the recovery will continue, but that a return to capital markets turmoil and negative economic growth could result in impairment charges.

The recoverability of the carrying value of our investments in real estate is impacted by general conditions in the global economy and commercial real estate market. Market fundamentals in the primary property types that we develop or own have improved, to varying degrees and at a different pace in various regions globally, over the past five years. Property sales have increased significantly, buoyed by improved market fundamentals, low interest rates and increased capital flows into commercial real estate. However, if conditions in the broader economy, capital markets, local, regional or global commercial real estate markets decline sharply once again, we may be required to record impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of less than three months. Included in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 is cash and cash equivalents of $58.0 million and $32.4 million, respectively, from consolidated funds

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other entities, which are not available for general corporate use. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see Note 18).

Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 is restricted cash of $28.1 million and $61.2 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the normal course of business.

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to 15 years. Leasehold improvements are amortized over the term of their associated leases, excluding options to renew, since such leases generally do not carry prohibitive penalties for non-renewal. We capitalize expenditures that significantly increase the life of our assets and expense the costs of maintenance and repairs.

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

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc. (CBRE) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition), our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition), our acquisition of substantially all of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as the REIM

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions) and our acquisition of Norland Managed Services Ltd (Norland) in 2013 (Norland Acquisition). Other intangible assets that have indefinite estimated useful lives and are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, as well as a trade name separately identified as a result of the REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, loan servicing rights and management contracts, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Deferred Financing Costs

Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Total deferred financing costs, net of accumulated amortization, included in other assets in the accompanying consolidated balance sheets were $35.0 million and $42.3 million as of December 31, 2014 and 2013, respectively.

During 2014, we completed three financing transactions, which included the issuance in September and December of $300.0 million and $125.0 million, respectively, in aggregate principal amount of 5.25% senior notes due March 15, 2025 and the redemption in October 2014 of all of the then outstanding 6.625% senior notes (aggregate principal amount of $350.0 million). During the year ended December 31, 2014, in connection with these financing activities, we incurred approximately $4.7 million of financing costs. In addition, we expensed $5.7 million of previously-deferred financing costs as well as a $17.4 million early extinguishment premium, all of which were included in the write-off of financing costs in the accompanying consolidated statements of operations.

During 2013, we completed a series of financing transactions, including the amendment and restatement of a prior credit agreement, the issuance of $800.0 million aggregate principal amount of 5.00% senior notes due March 15, 2023 and the redemption of all of the 11.625% senior subordinated notes totaling $450.0 million. During the year ended December 31, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.6 million was expensed. In addition, we expensed $17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes. All of these write-offs were included in write-off of financing costs in the accompanying consolidated statements of operations.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 12 for additional information on activities associated with our debt.

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

Property and facilities management revenues are generally based upon percentages of the revenue or base rent generated by the entities managed or the square footage managed. These fees are recognized when earned under the provisions of the related management agreements.

We account for certain reimbursements (primarily salaries and related charges) mainly related to our property and facilities management operations as revenue. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development services and project management services generate fees from development and construction management projects. Most development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. Generally, development fees are recognized based on the lower of the amount billed or the amount determined on a straight-line basis over the development period. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. We may earn incentive development fees by reaching specified timetable, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained and fees are deemed collectible.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disposition of Real Estate

Gains or losses on disposition of real estate are recognized upon sale of the underlying project. We evaluate each real estate sale transaction to determine if it qualifies for recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for a sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

On January 1, 2014, we adopted Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” and as a result, no longer anticipate reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, if in the ordinary course of business we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $55.6 million, $49.4 million and $43.7 million were included in operating, administrative and other expenses for the years ended December 31, 2014, 2013 and 2012, respectively.

Foreign Currencies

The financial statements of subsidiaries located outside the U.S. are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive loss component of equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction losses included in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 were $7.9 million, $12.6 million and $3.6 million, respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, amounts reclassified from accumulated other comprehensive loss to interest expense, unrealized (losses) gains on interest rate swaps and interest rate caps, unrealized holding (losses) gains on available for sale securities and other pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 15).

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with the “Investments – Debt and Equity Securities” Topic of the FASB ASC (Topic 320). We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. Marketable securities we acquire with the intent to generate a profit from short-term movements in market prices are classified as trading securities. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

Trading securities are carried at their fair value with realized and unrealized gains and losses included in net income. Available for sale securities are carried at their fair value and any difference between cost and fair value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive loss in the consolidated statement of equity. Premiums and discounts are recognized in interest using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities have not been significant. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary Multifamily Capital is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2014 and 2013, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans.

CBRE GROUP, INC.

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

Our recording of mortgage servicing rights at their fair value resulted in net gains, which have been reflected in the accompanying consolidated statements of operations. The amount of mortgage servicing rights recognized during the years ended December 31, 2014 and 2013 was as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance, mortgage servicing rights	$180,483	$144,955
Mortgage servicing rights recognized	73,498	75,269
Mortgage servicing rights sold	(2,087)	(820)
Amortization expense	(48,912)	(38,921)

Ending balance, mortgage servicing rights	$202,982	$180,483

Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rate and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2014, 2013 and 2012 in measuring fair value were as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate	10.38%	14.81%	15.00%
Conditional prepayment rate	6.14%	7.00%	7.00%

The estimated fair value of our mortgage servicing rights was $245.1 million and $203.6 million as of December 31, 2014 and 2013, respectively. We did not incur any impairment charges related to our servicing rights during the years ended December 31, 2014, 2013 or 2012.

Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $65.2 million, $55.2 million and $40.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, and pre-payment fees/late fees/ancillary income earned from loans serviced for others of $6.1 million, $1.9 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Accounting for Broker Draws

As part of our recruitment efforts relative to new U.S. brokers, we offer a transitional broker draw arrangement. Our broker draw arrangements generally last until such time as a broker’s pipeline of business is sufficient to allow him or her to earn sustainable commissions. This program is intended to provide the broker

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

We account for all employee awards under the fair value recognition provisions of the “Compensation – Stock Compensation” Topic of the FASB ASC (Topic 718). Topic 718 requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. See Note 14 for additional information on our stock-based compensation plans.

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

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2014 and 2013, our reserves for claims under these insurance programs were $73.2

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $65.7 million, respectively, which were included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Of these amounts, $2.0 million and $2.2 million, respectively, represented our estimated current liabilities as of December 31, 2014 and 2013.

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

As of December 31, 2014 and 2013, the estimated settlement value of non-controlling interests in our consolidated limited life subsidiaries was $0.8 million and $5.4 million, respectively, which approximated the carrying value, and which was included in non-controlling interests in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective on January 1, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. This ASU offers updated consolidation evaluation criteria and may require additional disclosure requirements. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not believe the adoption of this update will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2013 and 2012 financial statements to conform with the 2014 presentation.

3. Variable Interest Entities (VIEs)

A consolidated subsidiary (the Venture) in our Global Investment Management segment sponsored investments by third-party investors in certain commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as the Entities) that were owned by the third-party investors. The Venture also formed and was a member of a limited liability company for each property that served as master tenant (Master Tenant). Each Master Tenant leased the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant had the power to direct the day-to-day asset management activities that most significantly impacted the economic performance of the Entities. As a result, the Entities were deemed to be VIEs since the third-party investors holding the equity investment at risk in the Entities did not direct the day-to-day activities that most significantly impacted the economic performance of the properties held by the Entities. The Venture made voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves and such financial support was significant enough that the Venture was deemed to be the primary beneficiary of each Entity. As of December 31, 2011, we consolidated three such commercial properties.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2012, an additional property was consolidated during the first quarter and subsequently sold in the fourth quarter. During the year ended December 31, 2013, one of the properties was sold, with the remaining two properties sold in the first half of 2014.

No financial support was provided by the Venture to the Entities during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Venture funded $0.2 million of financial support to the Entities. The assets of the Entities were the sole collateral for the mortgage notes payable and other liabilities of the Entities and, as such, the creditors and equity investors of these Entities had no recourse to our assets held outside of these Entities. Investments in real estate of $39.9 million and nonrecourse mortgage notes payable of $41.7 million ($0.9 million of which is current) attributable to the Entities were included in real estate assets held for sale or investment and notes payable on real estate, respectively, in the accompanying consolidated balance sheets as of December 31, 2013. In addition, a non-controlling deficit of $1.8 million in the accompanying consolidated balance sheets as of December 31, 2013 was attributable to the Entities.

Operating results relating to the Entities for the years ended December 31, 2014, 2013 and 2012 include the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$3,561	$8,222	$13,359
Operating, administrative and other expenses	$2,588	$4,289	$7,961
Gain on disposition of real estate	$23,028	$—	$—
Income (loss) from discontinued operations, net of income taxes	$—	$15,236	$(1,408)
Net income (loss) attributable to non-controlling interests	$21,724	$13,805	$(5,227)

In connection with our acquisition of CRES, we acquired CRES co-investments from ING in three funds (CRES Funds) for an aggregate purchase price of $58.6 million. We determined that the CRES Funds were not VIEs and accordingly determined the method of accounting based upon voting control. The limited partners/members of the CRES Funds lack substantive rights that would overcome our presumption of control. Accordingly, we began consolidating the CRES Funds as of the acquisition date of July 1, 2011. In January 2012, one of the Clarion Real Estate Securities (CRES) Funds (CBRE Clarion U.S., L.P.), which we acquired in connection with our acquisition of CRES on July 1, 2011, was converted to a registered mutual fund, the CBRE Clarion Long/Short Fund (the Fund). As a result of this triggering event, we determined that the Fund became a VIE and that we were not the primary beneficiary. Accordingly, in the first quarter of 2012, the Fund was deconsolidated from our consolidated financial statements and we recorded an investment in available for sale securities of $14.3 million. No gain or loss was recognized in our consolidated statement of operations as a result of this deconsolidation. Subsequently, in June 2013, we redeemed our investment in the Fund and recorded a gain of $0.1 million.

We also hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014 and 2013, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	December 31,
	2014	2013
Investments in unconsolidated subsidiaries	$26,353	$33,787
Other assets, current	3,337	3,547
Co-investment commitments	200	200

Maximum exposure to loss	$29,890	$37,534

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

There were no significant transfers in and out of Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31, 2014
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$4,813	$—	$—	$4,813
Debt securities issued by U.S. federal agencies	—	6,690	—	6,690
Corporate debt securities	—	16,664	—	16,664
Asset-backed securities	—	3,755	—	3,755
Collateralized mortgage obligations	—	1,959	—	1,959

Total debt securities	4,813	29,068	—	33,881
Equity securities	26,294	—	—	26,294

Total available for sale securities	31,107	29,068	—	60,175
Trading securities	62,804	—	—	62,804
Warehouse receivables	—	506,294	—	506,294
Loan commitments	—	—	2,372	2,372
Foreign currency exchange forward contracts	—	1,235	—	1,235

Total assets at fair value	$93,911	$536,597	$2,372	$632,880

Liabilities
Interest rate swaps	$—	$26,895	$—	$26,895
Securities sold, not yet purchased	1,830	—	—	1,830
Foreign currency exchange forward contracts	—	1,397	—	1,397

Total liabilities at fair value	$1,830	$28,292	$—	$30,122

	As of December 31, 2013
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$3,688	$—	$—	$3,688
Debt securities issued by U.S. federal agencies	—	6,528	—	6,528
Corporate debt securities	—	17,456	—	17,456
Asset-backed securities	—	3,381	—	3,381
Collateralized mortgage obligations	—	2,720	—	2,720

Total debt securities	3,688	30,085	—	33,773
Equity securities	23,027	—	—	23,027

Total available for sale securities	26,715	30,085	—	56,800
Trading securities	58,442	—	—	58,442
Warehouse receivables	—	381,545	—	381,545

Total assets at fair value	$85,157	$411,630	$—	$496,787

Liabilities
Interest rate swaps	$—	$29,034	$—	$29,034

Total liabilities at fair value	$—	$29,034	$—	$29,034

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At December 31, 2014 and 2013, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 2). These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

The valuation of interest rate swaps and foreign currency exchange forward contracts is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign currency exchange forward curves. The fair values of interest rate swaps and foreign currency exchange forward contracts are determined using the market standard methodology of netting the discounted future estimated cash payments/receipts. The estimated cash flows are based on an expectation of future interest rates or foreign currency exchange rates using forward curves derived from observable market interest rate and foreign currency exchange forward curves. To comply with the provisions of Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with our adoption of ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2014, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, our valuations of interest rate swaps and foreign currency exchange forward contracts are classified in Level 2 in the fair value hierarchy.

The valuation of our loan commitments is determined using discounted cash flow analysis on the expected cash flows of each derivative. The primary source of value of each written loan commitment is future servicing rights. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans (see Note 2). As such, our loan commitments are classified in Level 3 in the fair value hierarchy. The following table provides additional information about fair value measurements for these Level 3 assets for the year ended December 31, 2014:

Balance at January 1, 2014	$—
Net gains included in earnings	2,372
Settlements	—
Transfers into (out of) Level 3	—

Ending balance at December 31, 2014	$2,372

Fair value measurements for our available for sale securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trading securities and securities sold, not yet purchased are primarily in the U.S. and are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and asked prices on such date.

The following tables are a summary of our available for sale securities (dollars in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$4,749	$68	$(4)	$4,813
Debt securities issued by U.S. federal agencies	6,641	69	(20)	6,690
Corporate debt securities	16,396	330	(62)	16,664
Asset-backed securities	3,725	30	—	3,755
Collateralized mortgage obligations	1,926	34	(1)	1,959

Total debt securities	33,437	531	(87)	33,881
Equity securities	23,662	3,874	(1,242)	26,294

Total available for sale securities	$57,099	$4,405	$(1,329)	$60,175

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
U.S. treasury securities	$3,679	$20	$(11)	$3,688
Debt securities issued by U.S. federal agencies	6,654	29	(155)	6,528
Corporate debt securities	17,347	341	(232)	17,456
Asset-backed securities	3,336	45	—	3,381
Collateralized mortgage obligations	2,671	53	(4)	2,720

Total debt securities	33,687	488	(402)	33,773
Equity securities	19,405	3,821	(199)	23,027

Total available for sale securities	$53,092	$4,309	$(601)	$56,800

The net carrying value and estimated fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	December 31, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$859	$863
Due after one year through five years	11,502	11,647
Due after five years through ten years	8,449	8,636
Due after ten years	6,976	7,021
Asset-backed securities	3,725	3,755
Collateralized mortgage obligations	1,926	1,959

Total debt securities	$33,437	$33,881

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not record any significant dividends or interest income related to marketable securities for the years ended December 31, 2014, 2013 and 2012.

The portion of net gains and losses for the year ended December 31, 2014 relating to trading securities still held at December 31, 2014 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2014 on trading securities	$7,785
Less: Net realized gains recognized on trading securities sold during the year ended December 31, 2014	8,331

Net unrealized losses recognized during the year ended December 31, 2014 on trading securities still held at December 31, 2014	$(546)

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

The portion of net gains and losses for the year ended December 31, 2012 relating to trading securities still held at December 31, 2012 is calculated as follows (dollars in thousands):

Net gains recognized during the year ended December 31, 2012 on trading securities	$5,318
Less: Net realized gains recognized on trading securities sold during the year ended December 31, 2012	4,313

Net unrealized gains recognized during the year ended December 31, 2012 on trading securities still held at December 31, 2012	$1,005

The following non-recurring fair value measurements were recorded for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Net Carrying Value as of December 31, 2014	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2014

		Level 1	Level 2	Level 3
Property and equipment	$—	$—	$—	$—	$8,615
Investments in unconsolidated subsidiaries	$26,266	$—	$26,266	$—	3,628
Real estate	$3,840	$—	$3,840	$—	1,909

Total impairment charges					$14,152

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Net Carrying Value as of December 31, 2013	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2013

		Level 1	Level 2	Level 3
Other intangible assets	$78,950	$—	$—	$78,950	$98,129
Investments in unconsolidated subsidiaries	$24,742	$—	$24,742	$—	4,139

Total impairment charges					$102,268

	Net Carrying Value as of December 31, 2012	Fair Value Measured and Recorded Using			Total Impairment Charges for the Year Ended December 31, 2012

		Level 1	Level 2	Level 3
Property and equipment	$—	$—	$—	$—	$5,841
Other intangible assets	$—	$—	$—	$—	19,826
Investments in unconsolidated subsidiaries	$10,701	$—	$10,701	$—	3,907
Real estate	$74,115	$—	$74,115	$—	26,481

Total impairment charges					$56,055

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

Property and Equipment

During the year ended December 31, 2014, we recorded an asset impairment of $8.6 million in our Americas segment. This non-cash write-off resulted from the decision (due to a change in strategy) to abandon a property database platform that was being developed in the U.S.

During the year ended December 31, 2012, we recorded an asset impairment of $5.8 million in our Americas segment. This non-cash write-off resulted from the decision (due to a change in strategy) to abandon certain modules of a software platform that were being developed in the U.S.

All of our impairment charges related to property and equipment were included within operating, administrative and other expenses in the accompanying consolidated statements of operations.

Investments in Unconsolidated Subsidiaries

During the year ended December 31, 2014, we recorded write-downs in our Global Investment Management segment of $3.6 million, of which $0.8 million were attributable to non-controlling interests. During the year ended December 31, 2013, we recorded write-downs in our Global Investment Management segment of $4.1 million, of which $1.0 million were attributable to non-controlling interests. These write-downs were primarily driven by challenging market conditions and a decrease in the estimated holding period of certain assets.

During the year ended December 31, 2012, we recorded write-downs of $3.9 million, of which $0.6 million were attributable to non-controlling interests. During the year ended December 31, 2012, $3.8 million of the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment write-downs were reported in our Global Investment Management segment and $0.1 million were reported in our Development Services segment. These write-downs were primarily driven by a decrease in the estimated holding period of certain assets and challenging market conditions.

All of our impairment charges related to investments in unconsolidated subsidiaries were included in equity income from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

Real Estate

During the year ended December 31, 2014, we recorded a provision for loss on real estate held for sale of $1.9 million, of which $1.8 million was attributable to non-controlling interests. This charge reduced the carrying value of certain assets to their fair value, less cost to sell, primarily due to reduced selling prices resulting from a decrease in the estimated holding period of certain assets.

During the year ended December 31, 2012, we recorded impairment charges of $26.5 million on real estate held for investment. Of this amount, $15.9 million was attributable to non-controlling interests. These impairment charges were driven by a decrease in the estimated holding period of certain assets and challenging market conditions.

All of the abovementioned charges were reported in our Development Services segment, with the exception of a $9.3 million impairment charge reported in our Global Investment Management segment during the year ended December 31, 2012. All of the abovementioned charges were included within operating, administrative and other expenses in the accompanying consolidated statements of operations.

Other Intangible Assets

During the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million in our Global Investment Management segment. This non-cash write-off related to a decrease in value of our open-end funds, primarily in Europe. These funds experienced a decline in assets under management, as the business mix shifted toward separate accounts, consistent with market movements following the extended financial crisis in Europe, which resulted in project sales and planned liquidations of certain funds.

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

Foreign Currency Exchange Forward Contracts and Loan Commitments: These assets and liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 5).

Securities Sold, not yet Purchased: These liabilities are carried at their fair value.

Short-Term Borrowings: The majority of this balance represents outstanding amounts under our warehouse lines of credit for CBRE Capital Markets and revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 12).

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $645.1 million and $687.6 million at December 31, 2014 and 2013, respectively. Their actual carrying value totaled $645.6 million and $685.3 million at December 31, 2014 and 2013, respectively (see Note 12).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 5).

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $818.0 million and $769.4 million at December 31, 2014 and 2013, respectively. Their actual carrying value totaled $800.0 million at both December 31, 2014 and 2013 (see Note 12).

5.25% Senior Notes: On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.25% senior notes was $439.7 million at December 31, 2014. Their actual carrying value totaled $426.8 million at December 31, 2014 (see Note 12).

6.625% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 6.625% senior notes was $372.8 million at December 31, 2013. Their actual carrying value totaled $350.0 million at December 31, 2013. We redeemed these notes in full on October 27, 2014 (see Note 12).

Notes Payable on Real Estate: As of December 31, 2014 and 2013, the carrying value of our notes payable on real estate was $42.8 million and $130.5 million, respectively (see Note 11). These borrowings generally have floating interest rates at spreads over a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, only $4.0 million of these notes payable were recourse to us as of December 31, 2013 (none were recourse at December 31, 2014).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Derivative Financial Instruments

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

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no significant hedge ineffectiveness for the years ended December 31, 2014, 2013 and 2012. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2014 and 2013, there was $26.9 million and $29.0 million, respectively, included in accumulated other comprehensive loss in the accompanying consolidated balance sheets related to these interest rate swaps, which will be reclassified to interest expense as interest payments are made on our senior secured term loan facilities. During the next twelve months, we estimate that $11.3 million will be reclassified to interest expense.

The following table presents the fair value of our interest rate swaps as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31, 2014	Fair Value as of December 31, 2013	Balance Sheet Location	Fair Value as of December 31, 2014	Fair Value as of December 31, 2013
Interest rate swaps	Other assets	$—	$—	Other liabilities	$26,895	$29,034

The following table presents the effect of our interest rate swaps on our consolidated statement of operations for the year ended December 31, 2014 (dollars in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income Statement (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized on Derivative (Ineffective Portion)
Interest rate swaps	$(9,852)	Interest expense	$(11,989)	Other income (loss)	$(1)

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

As of December 31, 2014, the fair value of derivatives related to these agreements was a net liability position of $27.9 million, which includes accrued interest. As of December 31, 2014, we have not posted any collateral related to these agreements and had not breached any of the provisions discussed above. Had we breached any of the provisions discussed above at December 31, 2014, we may have been required to settle our obligations under the agreements at their termination value of $28.0 million.

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

Additionally, certain of our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations were net gains of $5.3 million for the year ended December 31, 2014 resulting from net gains on foreign currency exchange forward contracts. As of December 31, 2014, we had 52 foreign currency exchange forward contracts outstanding covering a notional amount of $302.0 million. As of December 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.5 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with four counterparties aggregated to a $1.3 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the normal course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations were net gains of $4.3 million for the year ended December 31, 2014, and net losses of $1.8 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively, resulting from net gains/losses on these foreign currency exchange option and forward contracts. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.8 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2013, we did not have any such foreign currency exchange contracts outstanding.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations were net gains of $2.4 million for the year ended December 31, 2014, resulting from gains on these loan commitments. As of December 31, 2014, the fair value of such contracts with three counterparties aggregated to a $2.4 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. The net impact on our financial position and earnings resulting from loan commitments for years prior to 2014 was not significant.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2014	2013
Computer hardware and software	3-10 years	$511,669	$471,237
Leasehold improvements	1-15 years	283,218	248,359
Furniture and equipment	1-10 years	211,511	211,893
Equipment under capital leases	3-5 years	10,644	10,697

Total cost		1,017,042	942,186
Accumulated depreciation and amortization		(519,116)	(483,590)

Property and equipment, net		$497,926	$458,596

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense associated with property and equipment was $122.8 million, $98.1 million and $76.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014 and 2012, we recorded impairment losses related to property and equipment of $8.6 million and $5.8 million, respectively (see Note 4 for additional information). We did not recognize an impairment loss related to property and equipment in 2013.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2012
Goodwill	$1,658,313	$533,696	$160,736	$518,700	$86,663	$2,958,108
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	860,023	395,065	160,736	473,778	—	1,889,602

Purchase accounting entries related to acquisitions	60,552	342,035	(3,169)	—	—	399,418
Foreign exchange movement	(1,228)	14,407	(19,074)	7,349	—	1,454

Balance as of December 31, 2013
Goodwill	1,717,637	890,138	138,493	526,049	86,663	3,358,980
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	919,347	751,507	138,493	481,127	—	2,290,474

Purchase accounting entries related to acquisitions	112,024	8,108	24,986	—	—	145,118
Foreign exchange movement	(1,526)	(62,192)	(11,797)	(26,256)	—	(101,771)

Balance as of December 31, 2014
Goodwill	1,828,135	836,054	151,682	499,793	86,663	3,402,327
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$1,029,845	$697,423	$151,682	$454,871	$—	$2,333,821

On December 23, 2013, we completed the Norland Acquisition by acquiring 100% of the outstanding stock of London-based Norland, which fortified our real estate outsourcing platform in Europe within our EMEA segment. The purchase price for the Norland Acquisition was approximately $474 million, with $433.9 million paid at closing and the remaining contingent consideration (described below) paid in July 2014. The Norland Acquisition was financed with cash on hand and borrowings under our revolving credit facility. On December 23, 2013, we also issued an aggregate of 362,916 shares of non-vested Class A common stock to certain members of senior management of Norland in connection with this acquisition.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2014, the contingent payment was adjusted to 24.4 million British pounds sterling (or $40.0 million) based upon the EBITDA achieved for the twelve months ended March 31, 2014. The reduction of approximately 1.1 million British pounds sterling (or $1.8 million) from what was initially recorded at acquisition date was reflected in earnings for the year ended December 31, 2014 in the accompanying consolidated statements of operations. The finalized contingent consideration due of 24.4 million British pounds sterling (approximately $40.0 million) was paid in July 2014. No further amounts are due under the Norland Acquisition agreement.

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

Unaudited pro forma results, assuming the Norland Acquisition had occurred as of January 1, 2012 for purposes of the 2013 and 2012 pro forma disclosures, are presented below. They include certain adjustments for the years ended December 31, 2013 and 2012, including $38.1 million and $39.9 million, respectively, of increased amortization expense as a result of intangible assets acquired in the Norland Acquisition, $1.1 million and $1.2 million, respectively, of additional interest expense as a result of debt incurred to finance the Norland Acquisition, and the tax impact of the pro forma adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Norland Acquisition occurred on January 1, 2012 and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2013	2012
Revenue	$7,792,992	$7,012,318
Operating income	$609,933	$561,122
Net income attributable to CBRE Group, Inc.	$310,319	$291,742
Basic income per share	$0.95	$0.91
Weighted average shares outstanding for basic income per share	328,110,004	322,315,576
Diluted income per share	$0.94	$0.89
Weighted average shares outstanding for diluted income per share	331,762,854	327,044,145

During 2014, we completed 11 in-fill acquisitions, including our former affiliate companies in Thailand, Greenville, South Carolina, Louisville, Kentucky and Oklahoma City and Tulsa, Oklahoma, a commercial real estate service provider in Chicago, a New York-based valuation and advisory business, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, a shopping center

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management, leasing and consulting company in Switzerland and project management companies in Germany and Australia. During 2013, we completed ten in-fill acquisitions, including a firm serving the London prime residential real estate market, a regional commercial real estate services firm based in San Francisco, a retail real estate services firm in the U.S. Mid-Atlantic region, a facility consulting and project advisory firm based in Virginia serving the healthcare industry, and two property management specialist firms, one in the Czech Republic and Slovakia and one in Belgium.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2014, 2013 and 2012 assessments as of October 1. When we performed our required annual goodwill impairment review as of October 1, 2014, 2013 and 2012, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.

Other intangible assets totaled $802.4 million and $841.2 million, net of accumulated amortization of $463.4 million and $348.6 million, as of December 31, 2014 and 2013, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Management contracts	$114,337		$127,050
Trademarks	56,800		56,800
Trade names	20,400		20,400

	$191,537		$204,250

Amortizable intangible assets
Customer relationships	$389,193	$(141,757)	$362,810	$(102,429)
Mortgage servicing rights	312,838	(109,856)	259,931	(79,448)
Management contracts	181,641	(70,312)	180,981	(49,785)
Backlog and incentive fees	59,728	(59,728)	61,507	(61,507)
Trade name	35,748	(18,260)	35,631	—
Other	95,075	(63,487)	84,684	(55,397)

	$1,074,223	$(463,400)	$985,544	$(348,566)

Total intangible assets	$1,265,760	$(463,400)	$1,189,794	$(348,566)

Management contracts with indefinite useful lives primarily represent intangible assets identified as a result of the REIM Acquisitions relating to relationships with open-end funds. During the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million, which related to a decrease in value of our open-end funds, primarily in Europe (see Note 4). Trademarks of $56.8 million were separately identified as a result of the 2001 Acquisition. In connection with the REIM Acquisitions, a trade name of $20.4 million was separately identified, which represented the Clarion Partners trade name in the U.S. These intangible assets have indefinite useful lives and accordingly are not being amortized. As a result of the Insignia Acquisition, a $19.8 million trade name was separately identified, which represented the Richard Ellis trade name in the U.K. During the year ended December 31, 2012, this trade name was written off as a result of the discontinuation of its use (see Note 4).

CBRE GROUP, INC.

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

The trade name was separately identified as a result of the Norland Acquisition and is being amortized over two years.

Other amortizable intangible assets mainly represent transition costs, non-compete agreements acquired as a result of the REIM Acquisitions and other intangible assets acquired as a result of the Insignia Acquisition. Other intangible assets are being amortized over useful lives of up to 20 years.

Amortization expense related to intangible assets was $138.1 million, $85.4 million and $78.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated annual amortization expense for each of the years ending December 31, 2015 through December 31, 2019 approximates $127.9 million, $95.4 million, $85.9 million, $72.7 million and $47.0 million, respectively.

8. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2014	2013
Global Investment Management	$87,352	$99,714
Development Services	107,188	76,791
Other	23,740	22,191

	$218,280	$198,696

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2014	2013
Global Investment Management:
Current assets	$1,577,549	$1,148,658
Non-current assets	10,989,168	12,546,920

Total assets	$12,566,717	$13,695,578

Current liabilities	$1,372,002	$1,034,040
Non-current liabilities	3,971,690	4,705,551

Total liabilities	$5,343,692	$5,739,591

Development Services:
Real estate	$1,692,769	$1,372,379
Other assets	130,469	109,328

Total assets	$1,823,238	$1,481,707

Notes payable on real estate	$539,186	$569,023
Other liabilities	220,864	134,809

Total liabilities	$760,050	$703,832
Other:
Current assets	$69,010	$56,359
Non-current assets	29,763	37,226

Total assets	$98,773	$93,585

Current liabilities	$35,414	$33,791
Non-current liabilities	14,075	14,335

Total liabilities	$49,489	$48,126

Non-controlling interests	$(7)	$(183)

Assets	$14,488,728	$15,270,870
Liabilities	$6,153,231	$6,491,549
Non-controlling interests	$(7)	$(183)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2014	2013	2012
Global Investment Management:
Revenue	$894,725	$874,875	$833,343
Operating loss	$(307,133)	$(241,829)	$(161,966)
Net (loss) income	$(320,206)	$(26,075)	$64,696

Development Services:
Revenue	$39,753	$70,343	$97,084
Operating income	$63,181	$130,873	$63,472
Net income	$54,468	$129,563	$38,720

Other:
Revenue	$165,196	$160,858	$163,365
Operating income	$31,085	$28,352	$21,755
Net income	$31,532	$28,422	$23,223

Total:
Revenue	$1,099,674	$1,106,076	$1,093,792
Operating loss	$(212,867)	$(82,604)	$(76,739)
Net (loss) income	$(234,206)	$131,910	$126,639

During the years ended December 31, 2014, 2013 and 2012, we recorded non-cash write-downs of investments of $3.6 million, $4.1 million and $3.9 million, respectively, within our Global Investment Management and Development Services segments (see Note 4), all of which were included in equity income from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

Our Global Investment Management segment invests our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $140.6 million, $252.6 million and $190.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Our Development Services segment has agreements to provide development, property management and brokerage services to certain of our unconsolidated development subsidiaries on an arm’s length basis and earned revenues from these unconsolidated subsidiaries. Revenue related to these agreements included in our results for the years ended December 31, 2014, 2013 and 2012 was $25.1 million, $17.5 million and $21.2 million, respectively.

9. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FASB ASC Topic 360 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included within other current liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no real estate assets classified as “held for sale” at December 31, 2013. Real estate and other assets held for sale and related liabilities were as follows at December 31, 2014 (dollars in thousands):

Assets:
Real estate held for sale (see Note 10)	$3,840
Other current assets	5

Total real estate and other assets held for sale	3,845

Liabilities:
Accounts payable and accrued expenses	61

Total liabilities related to real estate and other assets held for sale	61

Net real estate and other assets held for sale	$3,784

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

	Land	Buildings and Improvements		Other		Total
	At December 31, 2014
Real estate included in assets held for sale (see Note 9)	$109	$248		$3,483		$3,840
Real estate under development (non-current)	4,244	386		—		4,630
Real estate held for investment	17,916	19,051		162		37,129

Total real estate	$22,269	$19,685	(1)	$3,645	(2)	$45,599

	At December 31, 2013
Real estate under development (current)	$667	$18,466		$—		$19,133
Real estate under development (non-current)	822	—		—		822
Real estate held for investment	24,717	76,932		5,350		106,999

Total real estate	$26,206	$95,398	(1)	$5,350	(2)	$126,954

(1)	Net of accumulated depreciation of $12.3 million and $23.6 million at December 31, 2014 and 2013, respectively.
(2)	Includes lease intangibles of $3.6 million at December 31, 2014 and lease intangibles and tenant origination costs of $5.3 million and $0.1 million, respectively, at December 31, 2013. We record lease intangibles and tenant origination costs upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income for lease intangibles and as amortization expense for tenant origination costs.

During the year ended December 31, 2014, we recorded a provision for loss on real estate held for sale of $1.9 million within our Development Services segment. In addition, during the year ended December 31, 2012, we recorded impairment charges of $17.2 million on real estate held for investment within our Development

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services segment. During the year ended December 31, 2012, we also recorded an impairment charge of $9.3 million on real estate held for investment within our Global Investment Management segment. See Note 4 for additional information.

The estimated costs to complete one consolidated real estate project under development as of December 31, 2014 totaled approximately $32.9 million. At December 31, 2014, we had no commitments for the sale of our projects.

Rental revenues (which are included in revenue) and expenses (which are included in operating, administrative and other expenses) relating to our operational real estate properties, excluding those reported as discontinued operations, were $14.3 million and $6.8 million, respectively, for the year ended December 31, 2014, $24.3 million and $11.7 million, respectively, for the year ended December 31, 2013 and $55.6 million and $35.5 million, respectively, for the year ended December 31, 2012, and were included in the accompanying consolidated statements of operations within our Development Services and Global Investment Management segments.

11. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following at December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Current portion of notes payable on real estate	$23,229	$62,017
Notes payable on real estate, non-current portion	19,614	68,455

Total notes payable on real estate	$42,843	$130,472

Notes payable on real estate under development (current) are included in notes payable on real estate, current. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity dates.

At December 31, 2013, $2.5 million of the non-current portion of notes payable on real estate and $1.5 million of the current portion of notes payable on real estate were recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable (none were recourse at December 31, 2014).

Principal maturities of notes payable on real estate at December 31, 2014, were as follows (dollars in thousands):

2015	$23,229
2016	1,675
2017	1,779
2018	1,889
2019	5,138
Thereafter	9,133

$42,843

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest rates on loans outstanding at December 31, 2014 and 2013 ranged from 2.41% to 10.0% and 2.42% to 6.04%, respectively. Generally, only interest is payable on the real estate loans and is usually drawn on the underlying loan with all unpaid principal and interest due at maturity. Capitalized interest for the years ended December 31, 2014, 2013 and 2012 totaled $0.1 million, $0.1 million and $2.2 million, respectively.

12. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2014	2013
Long-Term Debt:
5.00% senior notes due in 2023	$800,000	$800,000
Senior secured term loans, with interest ranging from 1.91% to 2.92%, due from 2014 through 2021	645,613	685,263
5.25% senior notes due in 2025	426,813	—
6.625% senior notes, redeemed in full in October 2014	—	350,000
Other	2,783	5,417

Subtotal	1,875,209	1,840,680
Less current maturities of long-term debt	42,407	42,245

Total long-term debt	1,832,802	1,798,435
Short-Term Borrowings:
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.60%, and a maturity date of May 27, 2015	286,381	150,712
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.90%, and a maturity date of October 26, 2015	127,822	65,800
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.55% to 1.65%, and a maturity date of July 29, 2015	47,400	36,812
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.35% with LIBOR floor of 0.35%, and no maturity date	35,427	9,920
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.75%, and a maturity date of March 16, 2015	4,155	—
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.50%, and a maturity date of June 30, 2015	—	94,889
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.25%, and expired on January 16, 2014	—	16,464

Total warehouse lines of credit	501,185	374,597
Revolving credit facility, with interest ranging from 1.41% to 4.35%, maturing through 2018	4,840	142,484
Other	25	16

Total short-term borrowings	506,050	517,097
Add current maturities of long-term debt	42,407	42,245

Total current debt	548,457	559,342

Total long-term debt and short-term borrowings	$2,381,259	$2,357,777

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual aggregate maturities of total consolidated debt at December 31, 2014 are as follows (dollars in thousands): 2015—$548,457; 2016—$67,801; 2017—$255,275; 2018—$80,275; 2019—$2,150 and $1,427,301 thereafter.

Since 2001, we have maintained credit facilities to fund strategic acquisitions and to provide for our working capital needs. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse Group AG (CS), as administrative and collateral agent, to completely refinance a previous credit agreement. During the year ended December 31, 2013, we completed a series of financing transactions, which included the repayment of $1.6 billion of our senior secured term loans under the previous credit agreement.

On January 9, 2015, we entered into an amended and restated credit agreement with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P Morgan Securities LLC and CS (see Note 23). As of December 31, 2014, our 2013 Credit Agreement provided for the following: (1) a $1.2 billion revolving credit facility, which included revolving credit loans, letters of credit and a swingline loan facility and would have matured on March 28, 2018; (2) a $500.0 million tranche A term loan facility (of which $300.0 million was on an optional delayed-draw basis for up to 120 days from March 28, 2013, which we drew down in June 2013 to partially fund the redemption of our 11.625% senior subordinated notes), which required quarterly principal payments that began on June 30, 2013 and would have continued through maturity on March 28, 2018; and (3) a $215.0 million tranche B term loan facility, which required quarterly principal payments that began on June 30, 2013 and would have continued through December 31, 2020, with the balance payable at maturity on March 28, 2021.

The revolving credit facility under the 2013 Credit Agreement allowed for borrowings outside of the U.S., with a $10.0 million sub-facility available to one of our Canadian subsidiaries, a $35.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $150.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities could have been up to 5.0% higher as allowed under the currency fluctuation provision in the 2013 Credit Agreement. Borrowings under the revolving credit facility bore interest at varying rates, based at our option, on either the applicable fixed rate plus 1.15% to 2.25% or the daily rate plus 0.125% to 1.25% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2013 Credit Agreement). As of December 31, 2014 and 2013, we had $4.8 million and $142.5 million, respectively, of revolving credit facility principal outstanding with related weighted average interest rates of 1.4% and 2.2%, respectively, which were included in short-term borrowings in the accompanying consolidated balance sheets. As of December 31, 2014, letters of credit totaling $7.4 million were outstanding under the revolving credit facility. These letters of credit, which reduced the amount we could borrow under the revolving credit facility, were primarily issued in the normal course of business as well as in connection with certain insurance programs.

Borrowings under the term loan facilities as of December 31, 2014 bore interest, based at our option, on the following: for the tranche A term loan facility, on either the applicable fixed rate plus 1.50% to 2.75% or the daily rate plus 0.50% to 1.75%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2013 Credit Agreement) and for the tranche B term loan facility, on either the applicable fixed rate plus 2.75% or the daily rate plus 1.75%. As of December 31, 2014, we had $645.6 million of term loan facilities principal outstanding (including $434.4 million of tranche A term loan facility and $211.2 million of tranche B term loan facility), which were included in the accompanying consolidated balance sheets. As of December 31, 2013, we had $685.3 million of term loan facilities principal outstanding (including $471.9 million of tranche A term loan facility and $213.4 million of tranche B term loan facility), which were also included in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2013 Credit Agreement was jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Borrowings under our 2013 Credit Agreement were secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries, in each case, held by CBRE and the U.S. guarantor subsidiaries. Also, the 2013 Credit Agreement required us to pay a fee based on the total amount of the unused revolving credit facility commitment.

On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guaranteed our 2013 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes included in the accompanying consolidated balance sheets was $426.8 million at December 31, 2014.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guaranteed our 2013 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets was $800.0 million at both December 31, 2014 and 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. The 6.625% senior notes were unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 6.625% senior notes were jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guaranteed our 2013 Credit Agreement. Interest accrued at a rate of 6.625% per year and was payable semi-annually in arrears on April 15 and October 15, having commenced on April 15, 2011. The 6.625% senior notes were redeemable at our option, in whole or in part, on or after October 15, 2014 at a redemption price of 104.969% of the principal amount on that date and at declining prices thereafter. In addition, at any time prior to October 15, 2014, the 6.625% senior notes were redeemable by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable premium (as defined in the indenture governing these notes), which was based on the greater of 1.00% of the principal amount of the 6.625% senior notes and the excess of the present value of the October 15, 2014 redemption price plus all remaining interest payments through October 15, 2014, over the principal amount of the 6.625% senior notes on such redemption date. On September 26, 2014, we gave the 30-day notice required under the indenture of our intent to call all of the 6.625% senior notes. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture. In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. The amount of the 6.625% senior notes included in the accompanying consolidated balance sheets was $350.0 million at December 31, 2013.

Our 2013 Credit Agreement contained, and the indentures governing our 5.00% senior notes and 5.25% senior notes contain, numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. As of December 31, 2014, our 2013 Credit Agreement also required us to maintain a minimum coverage ratio of EBITDA (as defined in the 2013 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2013 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 12.34x for the year ended December 31, 2014 and our leverage ratio of total debt less available cash to EBITDA was 1.02x as of December 31, 2014.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. The 11.625% senior subordinated notes were unsecured senior subordinated obligations of CBRE and were jointly and severally guaranteed on a senior subordinated basis by us and our domestic subsidiaries that guaranteed our 2013 Credit Agreement. Interest accrued at a rate of 11.625% per year and was payable semi-annually in arrears on June 15 and December 15. As permitted by the indenture governing these notes, on June 15, 2013, we redeemed all of the 11.625% senior subordinated notes. In connection with this early redemption, we paid a premium of $26.2 million and wrote off $16.1 million of unamortized deferred financing costs and unamortized discount.

We had short-term borrowings of $506.1 million and $517.1 million as of December 31, 2014 and 2013, respectively, with related weighted average interest rates of 1.8% and 1.9%, respectively, which are included in the accompanying consolidated balance sheets.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible investment securities. This agreement has been amended several times and as of December 31, 2014 provides for a $5.0 million revolving credit note, bears interest at 0.25% and has a maturity date of May 31, 2015. As of December 31, 2014 and 2013, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America (BofA) for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of December 31, 2014 provides for a $5.0 million credit line, bears interest at 1% and has a maturity date of April 30, 2015. As of December 31, 2014 and 2013, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which included cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility were not made generally available to us, but instead were held in a collateral account maintained by First Tennessee Bank. This agreement provided for a $4.0 million credit line, bore interest at 0.25% and expired on August 31, 2014. As of both December 31, 2014 and 2013, there were no amounts outstanding under this agreement.

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

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2014 provides for a $275.0 million line of credit and bears interest at the daily one-month LIBOR plus 1.90%. A portion of the line of credit totaling $100.0 million matured on January 15, 2015. The remainder, or $175.0 million, has a maturity date of October 26, 2015.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2014, provides for a $400.0 million line of credit and bears interest at the daily one-month LIBOR plus 1.60%. A portion of the line of credit totaling $200.0 million matures on March 23, 2015. The remainder, or $200.0 million, has a maturity date of May 27, 2015.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement (ASAP) Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding balance under the ASAP Program cannot exceed $200.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily one-month LIBOR plus 1.35% with a LIBOR floor of 0.35%. This arrangement remains in place but is cancelable at any time by Fannie Mae with notice.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and as of December 31, 2014 provides for a $300.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.50% and has a maturity date of June 30, 2015.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. As of December 31, 2014, this agreement provides for a $200.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 1.55% and has a maturity date of July 29, 2015.

On September 21, 2012, CBRE Capital Markets entered into a repurchase facility with JP Morgan for additional warehouse capacity pursuant to a Master Repurchase Agreement. This agreement provided for a $200.0 million warehouse facility, bore interest at the daily one-month LIBOR plus 2.25% and expired on January 16, 2014.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. As of December 31, 2014, this agreement provides for a $25.0 million secured revolving line of credit, bears interest at daily one-month LIBOR plus 2.75% and has a maturity date of March 16, 2015.

During the year ended December 31, 2014, we had a maximum of $1.1 billion of warehouse lines of credit principal outstanding. As of December 31, 2014 and 2013, we had $501.2 million and $374.6 million, respectively, of warehouse lines of credit principal outstanding, which were included in short-term borrowings in the accompanying consolidated balance sheets. Non-cash activity totaling $126.6 million increased the warehouse lines of credit, $651.8 million decreased the warehouse lines of credit and $313.0 million increased the warehouse lines of credit during the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, we had $506.3 million and $381.5 million of mortgage loans held for sale (warehouse receivables), which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased as of December 31, 2014 and 2013, respectively, and which were also included in the accompanying consolidated balance sheets. Non-cash activity totaling $128.7 million increased the warehouse receivables, $646.7 million decreased the warehouse receivables and $313.0 million increased the warehouse receivables during the years ended December 31, 2014, 2013 and 2012, respectively.

A significant number of our subsidiaries in Europe have had a Euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The Euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The Euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR or EDF plus 2.0%. As of December 31, 2014 and 2013, there were no amounts outstanding under this facility.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our leases generally relate to office space that we occupy, have varying terms and expire at various dates through 2030. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2014 (dollars in thousands):

Operating leases
2015	$203,974
2016	183,554
2017	161,020
2018	132,514
2019	110,813
Thereafter	415,211

Total minimum payment required	$1,207,086

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $7.1 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Minimum rentals	$226,787	$209,307	$210,981
Less sublease rentals	(2,636)	(2,457)	(218)

	$224,151	$206,850	$210,763

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $9.7 billion at December 31, 2014. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $293.7 million at December 31, 2014. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2014 and 2013, CBRE MCI had a $29.0 million letter of credit and $16.6 million of cash deposited, respectively, under this reserve arrangement, and had provided approximately $16.8 million and $13.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $310.2 million (including $165.9 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2014.

We had outstanding letters of credit totaling $40.9 million as of December 31, 2014, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $29.0 million referred to in the preceding paragraph represented the majority of the $40.9 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2015.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had guarantees totaling $13.8 million as of December 31, 2014, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $13.8 million mainly represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2018, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2014, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of December 31, 2014, we had aggregate commitments of $19.0 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2014, we had committed to fund $25.5 million of additional capital to these unconsolidated subsidiaries.

14. Employee Benefit Plans

Stock Incentive Plans

Second Amended and Restated 2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, and was amended several times subsequently, including an amendment and restatement on June 2, 2008 and an amendment on December 3, 2008. However, our 2004 stock incentive plan was terminated in May 2012 in connection with the adoption of our 2012 equity incentive plan, which is described below. At termination, all unissued shares from the 2004 stock incentive plan were allocated to the 2012 equity incentive plan for potential future issuance. The 2004 stock incentive plan authorized the grant of stock-based awards to our employees, directors or independent contractors. A total of 20,785,218 shares of our Class A common stock initially were reserved for issuance under the 2004 stock incentive plan, which increased by 10,000,000 shares to a total of 30,785,218 shares in connection with the June 2, 2008 amendment and restatement. For awards granted prior to June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of an option or stock appreciation right, and was reduced by 2.25 shares upon issuance of stock pursuant to other stock-based awards. For awards granted on or after June 2, 2008 under this plan, this share reserve was reduced by one share upon grant of all awards. In addition, full value awards, i.e., awards other than stock options and stock appreciation rights, were limited to no more than 75% of the total share reserve. No person was eligible to be granted awards in the aggregate covering more than 2,000,000 shares during any fiscal year. The number of shares issued or reserved pursuant to the 2004 stock incentive plan, or pursuant to outstanding awards, was subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in our common stock. In addition, our board of directors could adjust outstanding awards to preserve the awards’ benefits or potential benefits. Since our 2004 stock incentive plan has been terminated, no new awards may be granted under it. However, as of December 31, 2014, outstanding stock options granted under the 2004 stock incentive plan to acquire 678,338 shares of our Class A common stock remain

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Shares underlying awards that expire, terminate or lapse under the 2004 stock incentive plan will become available for grant under the 2012 equity incentive plan.

2012 Equity Incentive Plan. Our 2012 equity incentive plan was adopted by our board of directors and approved by our stockholders on May 8, 2012. The 2012 equity incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. Unless terminated earlier, the 2012 equity incentive plan will terminate on February 13, 2022. A total of 16,000,000 shares of our Class A common stock plus 2,205,887 unissued shares that remained under the 2004 stock incentive plan were reserved for issuance under the 2012 equity incentive plan. Additionally, shares underlying awards that expire, terminate or lapse under the 2012 equity incentive plan or under the 2004 stock incentive plan will become available for issuance under the 2012 equity incentive plan. No person is eligible to be granted performance-based awards in the aggregate covering more than 3,300,000 shares during any fiscal year or cash awards in excess of $5,000,000 for any fiscal year. The number of shares issued or reserved pursuant to the 2012 equity incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of a stock split of our outstanding shares, stock dividend, dividend payable in a form other than shares in an amount that has a material effect on the price of the shares, consolidation, combination or reclassification of the shares, recapitalization, spin-off, or other similar occurrence. Stock options and stock appreciation rights granted under the 2012 equity incentive plan are subject to a maximum term of ten years from the date of grant. Restricted share and restricted stock unit awards that have only time-based service vesting conditions are generally subject to a minimum three year vesting schedule. Restricted share and restricted stock unit awards that have performance-based vesting conditions are generally subject to a minimum one year vesting schedule. As of December 31, 2014, assuming the maximum number of shares under our performance-based awards will later be issued (as further described under “Equity Compensation Plan Information” below), 12,163,174 shares remained available for future grants under this plan.

Stock Options

As of December 31, 2014, no shares were subject to options issued under our 2012 equity incentive plan. No options were granted during the years ended December 31, 2014, 2013 and 2012. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

A summary of the status of our outstanding stock options is presented in the tables below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,792,409	$8.95
Exercised	(1,930,092)	10.31
Forfeited	(33,381)	10.73
Expired	(17,997)	14.36

Outstanding at December 31, 2012	2,810,939	$7.93
Exercised	(1,620,515)	3.45
Forfeited	(2,009)	13.85
Expired	(39,666)	23.08

Outstanding at December 31, 2013	1,148,749	$13.60
Exercised	(458,505)	13.81
Expired	(11,906)	33.03

Outstanding at December 31, 2014	678,338	$13.21

Vested and expected to vest at December 31, 2014	678,338	$13.21

Exercisable at December 31, 2014	678,338	$13.21

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options. The total estimated grant date fair value of stock options that vested during the year ended December 31, 2014 was $0.03 million.

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

Options outstanding at December 31, 2014 and their related weighted average exercise price, intrinsic value and life information is presented below:

	Outstanding Options				Exercisable Options
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.09 – $8.44	63,272	1.5	$8.32		63,272	$8.32
$11.45 – $16.48	584,074	0.9	13.16		584,074	13.16
$22.00 – $26.50	30,992	1.9	24.19		30,992	24.19

	678,338	1.0	$13.21	$14,270,326	678,338	$13.21	$14,270,326

At December 31, 2014, the aggregate intrinsic value and weighted average remaining contractual life for options vested and expected to vest were $14.3 million and 1.0 year, respectively. Total compensation expense related to stock options was $0.03 million, $0.4 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $7.6 million, $31.9 million and $16.4 million, respectively. We recorded cash received from stock option exercises of $6.2 million, $5.8 million and $20.3 million and related tax benefit of $1.2 million, $9.9 million and $2.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Vested Stock Awards

We have issued non-vested stock awards, including restricted stock units and restricted shares, in our Class A common stock to certain of our employees, independent contractors and members of our board of directors. The following is a summary of the awards granted during the years ended December 31, 2014, 2013 and 2012.

•

During the year ended December 31, 2014, we granted 2,118,637 non-vested stock units, which includes (a) 1,604,744 non-vested stock units, which primarily vest and are generally exercisable in equal annual increments over four years from the date of grant, and (b) a target award amount of 513,893 performance-based non-vested stock units subject to the Company’s achievement of certain adjusted earnings per share (EPS) targets (over a minimum threshold), as measured on a cumulative basis over a two-year performance-measurement period, with full vesting of any earned amount on the third anniversary of the grant date. In respect of the adjusted EPS performance-based stock units (EPS PSUs), the awards were granted with a target number of restricted stock units, zero to 200% of which may be earned depending on the Company’s actual adjusted EPS over the performance period.

•

During the year ended December 31, 2013, we granted 2,596,830 non-vested stock units, which includes (a) 1,613,906 non-vested stock units, which primarily vest and are generally exercisable in equal annual increments over four years from the date of grant, (b) 329,100 performance-based non-vested stock units that were initially subject to the Company achieving a minimum adjusted EBITDA threshold of $808.7 million for the twelve month period ended June 30, 2014, but which threshold the Company satisfied such that the awards are scheduled to vest and become exercisable 25% per year over four years from the grant date (with the first tranche having vested in September 2014), and (c) a target award amount of 653,824 EPS PSUs subject to similar terms to those granted in 2014. During the year ended December 31, 2013, we also granted 72,580 restricted shares, which cliff vest in 2018 and are generally subject to the grantee not terminating employment under certain circumstances prior to this date.

•

During the year ended December 31, 2012, we granted 2,353,487 non-vested stock units, which primarily vest and are generally exercisable in equal annual increments over four years from the date of grant.

A summary of the status of our non-vested stock awards is presented in the table below:

	Shares / Units	Weighted Average Market Value Per Share
Balance at December 31, 2011	9,886,207	$15.18
Granted	2,353,487	20.31
Vested	(3,677,691)	13.18
Forfeited	(588,514)	14.55

Balance at December 31, 2012	7,973,489	$17.65
Granted	2,669,410	22.94
Vested	(2,923,485)	14.48
Forfeited	(177,905)	18.15

Balance at December 31, 2013	7,541,509	$20.76
Granted	2,118,637	30.78
Vested	(1,976,587)	19.02
Forfeited	(141,463)	20.15

Balance at December 31, 2014	7,542,096	$22.53

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total compensation expense related to non-vested stock awards was $59.7 million, $48.0 million and $49.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $114.5 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $206.3 million, $148.7 million and $134.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

401(k) Plan. Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a Company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. For 2014, we contributed a 50% match on the first 4% of annual compensation (up to $150,000 of compensation) deferred by each participant. For 2013 and 2012, we contributed a 50% match on the first 3% of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $21.3 million, $15.5 million and $12.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2014, approximately 1.3 million shares of our common stock were held as investments by participants in our 401(k) Plan.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, plan’s funded status and amounts recognized in the accompanying consolidated balance sheets for both of our defined benefit pension plans (dollars in thousands):

	Year Ended December 31,
	2014	2013
Change in benefit obligation
Benefit obligation at beginning of period	$400,215	$352,242
Interest cost	17,649	15,414
Actuarial loss	39,076	31,420
Benefits paid	(8,860)	(8,374)
Foreign currency translation	(26,836)	9,513

Benefit obligation at end of period	$421,244	$400,215

Change in plan assets
Fair value of plan asset at beginning of period	$332,203	$288,714
Actuarial return on plan assets	19,317	38,328
Company contributions	6,621	5,508
Benefits paid	(8,860)	(8,374)
Foreign currency translation	(20,960)	8,027

Fair value of plan assets at end of period	$328,321	$332,203

Funded status	$(92,923)	$(68,012)

Amounts recognized in the statement of financial position consist of:
Non-current liabilities	$(92,923)	$(68,012)

The accumulated benefit obligation for our defined benefit pension plans was $421.2 million and $400.2 million at December 31, 2014 and 2013, respectively.

Items not yet recognized as a component of net periodic pension (benefit) cost were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Unamortized actuarial loss	$141,912	$103,968

Accumulated other comprehensive loss	$141,912	$103,968

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2015 is $4.2 million.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension (benefit) cost and other amounts recognized in other comprehensive loss consisted of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net Periodic Pension (Benefit) Cost
Interest cost	$17,649	$15,414	$15,513
Expected return on plan assets	(22,982)	(16,095)	(14,563)
Amortization of unrecognized net loss	2,637	2,455	2,344

Net periodic pension (benefit) cost	$(2,696)	$1,774	$3,294

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net actuarial loss	$37,944	$7,047	$2,079

Total recognized in other comprehensive loss	37,944	7,047	2,079

Total recognized in net periodic pension (benefit) cost and other comprehensive loss	$35,248	$8,821	$5,373

Weighted average assumptions used to determine our projected benefit obligation were as follows:

	Year Ended December 31,
	2014	2013
Discount rate	3.64%	4.47%
Expected return on plan assets	5.83%	7.05%

Weighted average assumptions used to determine our net periodic pension (benefit) cost were as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate	3.70%	4.44%	4.60%
Expected return on plan assets	6.20%	6.65%	5.91%

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

We review historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long-term rate of return on plan assets. The assumed rate of return for 2014 is based on 57.2% of the portfolio being invested in equities yielding a 6.4% return, 28.2% of the portfolio being invested in an absolute return strategy fund yielding a 5.9% return and 7.1% of assets being primarily invested in corporate and government debt securities yielding a 3.7% return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plan weighted average asset allocations by asset category were as follows:

	Target Allocation 2014	Plan Assets at December 31,
Asset Category		2014	2013
Equity securities	55.5%	57.2%	57.2%
Absolute return strategy fund	28.4%	28.2%	28.1%
Debt securities	8.0%	7.1%	7.0%
Other	8.1%	7.5%	7.7%

Total		100.0%	100.0%

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

The fair value of our pension assets are comprised of the following (dollars in thousands):

		Fair Value Measured and Recorded Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Asset Category
Cash	$1,274	$1,274	$—	$—
Equity securities (a)	187,637	27,886	159,751	—
Fixed income securities (a)	23,397	—	23,397	—
Absolute return strategy fund (b)	92,550	—	92,550	—
Other (c)	23,463	—	21,538	1,925

Total	$328,321	$29,160	$297,236	$1,925

As of December 31, 2013
Asset Category
Cash	$6,385	$6,385	$—	$—
Equity securities (a)	189,852	29,153	160,699	—
Fixed income securities (a)	23,273	—	23,273	—
Absolute return strategy fund (b)	93,343	—	93,343	—
Other (c)	19,350	—	16,256	3,094

Total	$332,203	$35,538	$293,571	$3,094

(a)	The assets in this category represent investments in foreign equity and bond funds. Generally, these assets are valued using bid-market valuations provided by the funds’ investment managers.
(b)

The assets in this category represent investments in an absolute return strategies fund. Generally, these assets are valued at the net asset value as determined by the custodian of the fund. The net asset value is based on the underlying investments, which are valued using inputs such as quoted market prices of identical instruments, discounted future cash flows, independent appraisals, and market-based comparable

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

data. As such, the assets in this category have been categorized as Level 2 in the fair value hierarchy.
(c)	The assets in this category include investments in a liability driven investment fund and investments in commercial real estate. The liability driven investment fund is a single priced fund and the fair value of the underlying assets are priced by the fund’s custodian based on observable market data and therefore categorized as Level 2 in the fair value hierarchy. The investments in commercial real estate primarily represent a property unit trust that invests in commercial real estate properties in the U.K. The fair values for these investments are based on inputs obtained from broker quotes that are indicative of value and cannot be corroborated by observable market data and therefore are categorized as Level 3 in the fair value hierarchy.

A summary of our pension assets measured and recorded using significant unobservable inputs is as follows (dollars in thousands):

Real Estate Funds
Ending balance at December 31, 2012	$10,250
Actuarial return on plan assets	268
Actuarial loss on plan assets sold	(105)
Sales	(7,381)
Foreign currency translation	62

Ending balance at December 31, 2013	$3,094
Actuarial return on plan assets	227
Actuarial loss on plan assets sold	(30)
Sales	(1,243)
Foreign currency translation	(123)

Ending balance at December 31, 2014	$1,925

There were no significant transfers into or out of Level 3 during the years ended December 31, 2014 and 2013.

We expect to contribute $6.1 million to our pension plans in 2015. The following is a schedule by year of benefit payments, which reflect expected future service, as appropriate, that are expected to be paid (dollars in thousands):

2015	$9,034
2016	9,190
2017	9,813
2018	10,436
2019	12,150
2020-2024	71,184

Total	$121,807

We also have defined contribution plans for employees in the U.K. Our contributions to these plans were approximately $11.3 million, $10.9 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes

The components of income from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$537,271	$431,024	$361,577
Foreign	239,991	77,961	127,901

	$777,262	$508,985	$489,478

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$173,110	$118,741	$132,266
Deferred	(333)	8,023	(13,341)

	172,777	126,764	118,925
State:
Current	18,876	23,324	2,943
Deferred	669	(14,036)	12,355

	19,545	9,288	15,298
Foreign:
Current	87,769	85,848	56,362
Deferred	(16,332)	(34,713)	(5,263)

	71,437	51,135	51,099

	$263,759	$187,187	$185,322

The following is a reconciliation stated as a percentage of pre-tax income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	3	2	4
Non-deductible expenses	1	1	2
Foreign earnings repatriation	1	(5)	(14)
Change in valuation allowance	(1)	5	8
Non-controlling interests	(1)	(1)	1
Credits and exemptions	(1)	(1)	(1)
Reserves for uncertain tax positions	(2)	—	1
Foreign rate differential	(2)	—	—
Acquisition costs	—	1	—
Other	1	—	2

Effective tax rate	34%	37%	38%

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2014, 2013 and 2012, respectively, we recorded a $2.2 million, $10.5 million and $5.3 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $1.2 million, $9.9 million and $2.9 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2014, 2013 and 2012, respectively.

Cumulative tax effects of temporary differences are shown below at December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Asset (Liability)
Property and equipment	$(82,378)	$(56,203)
Bad debt and other reserves	52,071	61,737
Capitalized costs and intangibles	(211,133)	(202,590)
Derivative financial instruments	10,603	11,508
Bonus and deferred compensation	224,460	164,538
Investments	4,942	6,269
NOL and state tax credits	50,400	45,195
Foreign tax credits	53,455	55,064
Unconsolidated affiliates	23,213	30,748
Pension obligation	21,788	16,062
All other	2,702	(5,983)

Net deferred tax assets before valuation allowance	150,123	126,345
Valuation allowance	(93,490)	(98,589)

Net deferred tax assets	$56,633	$27,756

As of December 31, 2014, we had U.S. federal net operating losses (NOLs) of approximately $31.9 million, translating to a deferred tax asset before valuation allowance of $11.2 million, which will begin to expire in 2023. As of December 31, 2014, there were also deferred tax assets before valuation allowances of approximately $4.4 million related to state NOLs as well as $34.7 million related to foreign NOLs. The state and foreign NOLs both begin to expire in 2015, but the majority carry forward indefinitely. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

In addition, as of December 31, 2014, we had $53.5 million of foreign income tax credits that can be utilized to offset U.S. federal income taxes on foreign-sourced earnings. These credits are scheduled to expire in 2023.

Management determined that as of December 31, 2014, $93.5 million of deferred tax assets do not satisfy the realization criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2014, our valuation allowance decreased by approximately $5.1 million. This was primarily the result of $8.8 million related to the release of valuation allowance on U.S. foreign tax credits, the utilization of $7.0 million related to non-U.S. net operating losses and other foreign assets and $3.8 million related to foreign net operating loss adjustments. These decreases were partially offset by establishment of valuation allowances of $7.9 million related to non-U.S. net operating losses and other foreign assets and $6.6 million related to U.S. net operating losses and other U.S. assets. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our foreign subsidiaries have accumulated $1.3 billion of undistributed earnings for which we have not recorded a deferred tax liability. Although tax liabilities might result from dividends being paid out of these earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the U.S. and we do not have any plans to repatriate them or to sell or liquidate any of our non-U.S. subsidiaries. To the extent that we are able to repatriate the earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy in which such funds become needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. Determining our tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $287.4 million at December 31, 2014. In 2012 and 2013, we repatriated $58.0 million and $196.2 million, respectively. In anticipation of these repatriations, tax benefits of $28.8 million were recorded in 2012. Additional tax benefits associated with the release of valuation allowances of $14.5 million and $4.9 million were recorded in 2013 and 2014, respectively.

The total amount of gross unrecognized tax benefits was approximately $67.0 million and $95.7 million as of December 31, 2014 and 2013, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $37.6 million ($35.8 million, net of federal benefit received from state positions) and $50.8 million ($48.8 million, net of federal benefit received from state positions) as of December 31, 2014 and 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance, unrecognized tax benefits	$(95,664)	$(95,575)
Gross increases—tax positions in prior period	(8,864)	(3,784)
Gross decreases—tax positions in prior period	20,823	6,198
Gross increases—current-period tax positions	(4,431)	(4,465)
Decreases relating to settlements	17,747	643
Reductions as a result of lapse of statute of limitations	2,857	1,040
Foreign exchange movement	548	279

Ending balance, unrecognized tax benefits	$(66,984)	$(95,664)

We believe it is reasonably possible that between $22.0 million and $27.8 million of gross unrecognized tax benefits will be settled during the next twelve months due to filing amended returns and the conclusion of an advanced pricing agreement.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2014, 2013 and 2012, we accrued an additional $3.0 million, $2.6 million and $3.3 million, respectively, in interest associated with uncertain tax positions. During the year ended December 31, 2014, we reversed $10.5 million of accrued interest and penalties related to settled positions. As of December 31, 2014 and 2013, we have recognized a liability for interest and penalties of $25.5 million ($19.8 million, net of related federal benefit received from interest expense) and $33.0 million ($25.9 million, net of related federal benefit received from interest expense), respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and in multiple state, local and foreign jurisdictions. We are no longer open to assessment by the U.S. Internal Revenue Service for years prior to 2005. With limited exception, our significant state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2007.

16. Stockholders’ Equity

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

We may repurchase shares awarded to grant recipients under our various equity compensation plans in order to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. During the years ended December 31, 2014 and 2013, 242,461 and 601,917 shares, respectively, with an average price paid per share of $31.31 and $22.00, respectively, were repurchased relating thereto.

17. Earnings Per Share Information

The following is a calculation of earnings per share (dollars in thousands, except share data):

	Year Ended December 31,
	2014	2013	2012
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$484,503	$316,538	$315,555
Weighted average shares outstanding for basic income per share	330,620,206	328,110,004	322,315,576

Basic income per share attributable to CBRE Group, Inc. shareholders	$1.47	$0.96	$0.98

	Year Ended December 31,
	2014	2013	2012
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$484,503	$316,538	$315,555
Weighted average shares outstanding for basic income per share	330,620,206	328,110,004	322,315,576
Dilutive effect of contingently issuable shares	3,154,589	2,942,919	3,082,173
Dilutive effect of stock options	396,714	709,931	1,646,396

Weighted average shares outstanding for diluted income per share	334,171,509	331,762,854	327,044,145

Diluted income per share attributable to CBRE Group, Inc. shareholders	$1.45	$0.95	$0.97

For the years ended December 31, 2014, 2013 and 2012, 58,631, 72,580 and 2,210,383, respectively, of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2013 and 2012, options to purchase 51,426 and 103,423, respectively, shares of common stock were excluded from the computation of diluted earnings per share. These options were excluded because their inclusion would have had an anti-dilutive effect given that the options’ exercise prices were greater than the average market price of our common stock for each period.

18. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $2.6 billion and $2.1 billion at December 31, 2014 and 2013, respectively.

19. Discontinued Operations

Real estate operations and dispositions accounted for as discontinued operations for the years ended December 31, 2013 and 2012 were reported in our Global Investment Management and Development Services segments as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$9,362	$5,663
Costs and expenses:
Operating, administrative and other	5,416	2,750
Depreciation and amortization	880	1,260

Total costs and expenses	6,296	4,010
Gain on disposition of real estate	28,602	1,566

Operating income	31,668	3,219
Interest income	—	4
Interest expense	3,297	1,581

Income from discontinued operations, before provision for income taxes	28,371	1,642
Provision for income taxes	1,374	1,011

Income from discontinued operations, net of income taxes	26,997	631
Less: Income (loss) from discontinued operations attributable to non-controlling interests	24,688	(1,071)

Income from discontinued operations attributable to CBRE Group, Inc.	$2,309	$1,702

20. Segments

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
Americas	$5,203,766	$4,504,520	$4,103,602
EMEA	2,344,252	1,217,109	1,031,818
Asia Pacific	967,777	872,821	817,241
Global Investment Management	468,941	537,102	482,589
Development Services	65,182	53,242	78,849

	$9,049,918	$7,184,794	$6,514,099

Depreciation and amortization
Americas	$149,214	$116,564	$82,841
EMEA	64,628	20,496	14,198
Asia Pacific	14,661	12,397	11,475
Global Investment Management	32,802	36,194	51,290
Development Services	3,796	4,739	9,841

	$265,101	$190,390	$169,645

Equity income (loss) from unconsolidated subsidiaries
Americas	$27,679	$17,434	$12,890
EMEA	1,501	1,188	1,205
Global Investment Management	86	2,757	(2,533)
Development Services	72,448	43,043	49,167

	$101,714	$64,422	$60,729

EBITDA
Americas	$725,559	$603,191	$578,649
EMEA	158,424	71,267	54,299
Asia Pacific	87,871	70,795	80,630
Global Investment Management	96,262	194,609	96,359
Development Services	74,136	43,021	51,684

	$1,142,252	$982,883	$861,621

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Americas
Net income attributable to CBRE Group, Inc.	$387,302	$539,373	$267,313
Add:
Depreciation and amortization	149,214	116,564	82,841
Interest expense, net	15,959	85,230	120,075
Write-off of financing costs	23,087	56,295	—
Royalty and management service income	(13,411)	(295,154)	(32,214)
Provision for income taxes	163,408	100,883	140,634

EBITDA	$725,559	$603,191	$578,649

EMEA
Net income (loss) attributable to CBRE Group, Inc.	$13,383	$(248,888)	$9,846
Add:
Depreciation and amortization	64,628	20,496	14,198
Non-amortizable intangible asset impairment	—	—	19,826
Interest expense (income), net	50,344	2,060	(9,395)
Royalty and management service (income) expense	(5,210)	267,199	12,654
Provision for income taxes	35,279	30,400	7,170

EBITDA	$158,424	$71,267	$54,299

Asia Pacific
Net income attributable to CBRE Group, Inc.	$35,797	$14,876	$35,040
Add:
Depreciation and amortization	14,661	12,397	11,475
Interest expense, net	2,250	875	3,887
Royalty and management service expense	13,876	23,184	15,388
Provision for income taxes	21,287	19,463	14,840

EBITDA	$87,871	$70,795	$80,630

Global Investment Management
Net income (loss) attributable to CBRE Group, Inc.	$7,530	$(7,056)	$(14,872)
Add:
Depreciation and amortization (1)	32,802	36,670	51,557
Non-amortizable intangible asset impairment	—	98,129	—
Interest expense, net (2)	33,896	37,286	43,697
Royalty and management service expense	4,745	4,771	4,172
Provision for income taxes	17,289	24,809	11,805

EBITDA (3)	$96,262	$194,609	$96,359

Development Services
Net income attributable to CBRE Group, Inc.	$40,491	$18,233	$18,228
Add:
Depreciation and amortization (4)	3,796	5,143	10,834
Interest expense, net (5)	3,353	6,639	10,738
Provision for income taxes (6)	26,496	13,006	11,884

EBITDA (7)	$74,136	$43,021	$51,684

(1)	Includes depreciation and amortization related to discontinued operations of $0.5 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively.
(2)	Includes interest expense related to discontinued operations of $1.0 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.
(3)	Includes EBITDA related to discontinued operations of $1.4 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.
(4)	Includes depreciation and amortization related to discontinued operations of $0.4 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.
(5)	Includes interest expense related to discontinued operations of $2.3 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Includes provision for income taxes related to discontinued operations of $1.3 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.
(7)	Includes EBITDA related to discontinued operations of $6.5 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Capital expenditures
Americas	$109,297	$112,570	$96,785
EMEA	30,851	18,691	11,719
Asia Pacific	23,140	15,595	11,720
Global Investment Management	6,596	9,364	29,811
Development Services	1,358	138	197

	$171,242	$156,358	$150,232

	December 31,
	2014	2013
	(Dollars in thousands)
Identifiable assets
Americas	$3,431,000	$2,895,593
EMEA	1,687,972	1,628,777
Asia Pacific	502,532	455,859
Global Investment Management	992,875	1,164,139
Development Services	143,935	205,953
Corporate	888,791	648,093

	$7,647,105	$6,998,414

Identifiable assets by segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents available for general corporate use and net deferred tax assets.

	December 31,
	2014	2013
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$23,318	$21,777
EMEA	422	414
Global Investment Management	87,352	99,714
Development Services	107,188	76,791

	$218,280	$198,696

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Revenue
U.S.	$5,027,479	$4,359,277	$3,932,204
U.K.	1,627,445	632,095	545,589
All other countries	2,394,994	2,193,422	2,036,306

	$9,049,918	$7,184,794	$6,514,099

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2014	2013
	(Dollars in thousands)
Long-lived assets
U.S.	$361,917	$330,344
U.K.	52,539	45,234
All other countries	83,470	83,018

	$497,926	$458,596

The long-lived assets shown in the table above are comprised of net property and equipment.

21. Related Party Transactions

Included in prepaid expenses, other current assets and other long-term assets, net in the accompanying consolidated balance sheets are loans to related parties, primarily employees other than our executive officers, of $126.5 million and $98.2 million as of December 31, 2014 and 2013, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 5.06% per annum and mature on various dates through 2021.

22. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2014 and 2013; condensed consolidating statements of operations for the years ended December 31, 2014, 2013 and 2012; condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012; and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, of (a) CBRE Group, Inc. as the parent, (b) CBRE as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent, with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014 (Dollars in thousands)
	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$18,262	$374,103	$348,514	$—	$740,884
Restricted cash	—	—	630	27,460	—	28,090
Receivables, net	—	—	605,044	1,131,185	—	1,736,229
Warehouse receivables (a)	—	—	339,921	166,373	—	506,294
Trading securities	—	—	115	62,689	—	62,804
Income taxes receivable	19,443	—	—	10,603	(17,337)	12,709
Prepaid expenses	—	—	62,902	79,817	—	142,719
Deferred tax assets, net	—	—	140,761	65,105	—	205,866
Real estate and other assets held for sale	—	—	—	3,845	—	3,845
Available for sale securities	—	—	663	—	—	663
Other current assets	—	1,185	50,429	32,787	—	84,401

Total Current Assets	19,448	19,447	1,574,568	1,928,378	(17,337)	3,524,504
Property and equipment, net	—	—	361,899	136,027	—	497,926
Goodwill	—	—	1,196,418	1,137,403	—	2,333,821
Other intangible assets, net	—	—	493,058	309,302	—	802,360
Investments in unconsolidated subsidiaries	—	—	173,738	44,542	—	218,280
Investments in consolidated subsidiaries	3,019,410	2,433,913	914,895	—	(6,368,218)	—
Intercompany loan receivable	—	2,453,215	700,000	—	(3,153,215)	—
Real estate under development	—	—	828	3,802	—	4,630
Real estate held for investment	—	—	6,814	30,315	—	37,129
Available for sale securities	—	—	57,714	1,798	—	59,512
Other assets, net	—	33,581	98,139	37,223	—	168,943

Total Assets	$3,038,858	$4,940,156	$5,578,071	$3,628,790	$(9,538,770)	$7,647,105

Current Liabilities:
Accounts payable and accrued expenses	$—	$19,541	$257,591	$550,398	$—	$827,530
Compensation and employee benefits payable	—	626	346,663	276,525	—	623,814
Accrued bonus and profit sharing	—	—	425,329	363,529	—	788,858
Income taxes payable	—	—	17,337	—	(17,337)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	337,184	164,001	—	501,185
Revolving credit facility	—	—	—	4,840	—	4,840
Other	—	—	16	9	—	25

Total short-term borrowings	—	—	337,200	168,850	—	506,050
Current maturities of long-term debt	—	39,650	2,734	23	—	42,407
Notes payable on real estate	—	—	—	23,229	—	23,229
Other current liabilities	—	1,258	58,357	4,131	—	63,746

Total Current Liabilities	—	61,075	1,445,211	1,386,685	(17,337)	2,875,634
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	605,963	—	—	—	605,963
5.25% senior notes	—	426,813	—	—	—	426,813
Other long-term debt	—	—	—	26	—	26
Intercompany loan payable	779,028	—	1,350,424	1,023,763	(3,153,215)	—

Total Long-Term Debt	779,028	1,832,776	1,350,424	1,023,789	(3,153,215)	1,832,802
Notes payable on real estate	—	—	—	19,614	—	19,614
Deferred tax liabilities, net	—	—	87,486	61,747	—	149,233
Non-current tax liabilities	—	—	45,936	67	—	46,003
Pension liability	—	—	—	92,923	—	92,923
Other liabilities	—	26,895	215,101	87,502	—	329,498

Total Liabilities	779,028	1,920,746	3,144,158	2,672,327	(3,170,552)	5,345,707
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,259,830	3,019,410	2,433,913	914,895	(6,368,218)	2,259,830
Non-controlling interests	—	—	—	41,568	—	41,568

Total Equity	2,259,830	3,019,410	2,433,913	956,463	(6,368,218)	2,301,398

Total Liabilities and Equity	$3,038,858	$4,940,156	$5,578,071	$3,628,790	$(9,538,770)	$7,647,105

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 5.25% senior notes and our 2013 Credit Agreement, a substantial majority of warehouse receivables funded under BofA, JP Morgan, Capital One and Fannie Mae ASAP lines of credit are pledged to BofA, JP Morgan, Capital One and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$11,585	$91,244	$389,078	$—	$491,912
Restricted cash	—	6,871	2,645	51,639	—	61,155
Receivables, net	—	—	487,514	998,975	—	1,486,489
Warehouse receivables (a)	—	—	148,497	233,048	—	381,545
Trading securities	—	—	100	58,342	—	58,442
Income taxes receivable	15,892	18,246	—	28,617	(62,755)	—
Prepaid expenses	—	—	57,592	67,559	—	125,151
Deferred tax assets, net	—	—	106,721	81,812	—	188,533
Real estate under development	—	—	—	19,133	—	19,133
Other current assets	—	—	34,768	32,684	—	67,452

Total Current Assets	15,897	36,702	929,081	1,960,887	(62,755)	2,879,812
Property and equipment, net	—	—	329,215	129,381	—	458,596
Goodwill	—	—	1,084,394	1,206,080	—	2,290,474
Other intangible assets, net	—	—	492,357	348,871	—	841,228
Investments in unconsolidated subsidiaries	—	—	136,225	62,471	—	198,696
Investments in consolidated subsidiaries	2,388,905	2,408,755	942,873	—	(5,740,533)	—
Intercompany loan receivable	—	1,814,112	700,000	—	(2,514,112)	—
Real estate under development	—	—	822	—	—	822
Real estate held for investment	—	—	1,503	105,496	—	106,999
Available for sale securities	—	—	54,108	2,692	—	56,800
Other assets, net	—	41,724	81,176	42,087	—	164,987

Total Assets	$2,404,802	$4,301,293	$4,751,754	$3,857,965	$(8,317,400)	$6,998,414

Current Liabilities:
Accounts payable and accrued expenses	$—	$18,693	$161,836	$636,990	$—	$817,519
Compensation and employee benefits payable	—	626	282,756	203,611	—	486,993
Accrued bonus and profit sharing	—	—	308,795	303,319	—	612,114
Income taxes payable	—	—	73,866	—	(62,755)	11,111
Short-term borrowings:
Warehouse lines of credit (a)	—	—	146,703	227,894	—	374,597
Revolving credit facility	—	28,772	—	113,712	—	142,484
Other	—	—	16	—	—	16

Total short-term borrowings	—	28,772	146,719	341,606	—	517,097
Current maturities of long-term debt	—	39,650	2,568	27	—	42,245
Notes payable on real estate	—	—	—	62,017	—	62,017
Other current liabilities	—	—	51,366	5,278	—	56,644

Total Current Liabilities	—	87,741	1,027,906	1,552,848	(62,755)	2,605,740
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	645,613	—	—	—	645,613
6.625% senior notes	—	350,000	—	—	—	350,000
Other long-term debt	—	—	2,747	75	—	2,822
Intercompany loan payable	509,017	—	1,006,996	998,099	(2,514,112)	—

Total Long-Term Debt	509,017	1,795,613	1,009,743	998,174	(2,514,112)	1,798,435
Notes payable on real estate	—	—	—	68,455	—	68,455
Deferred tax liabilities, net	—	—	69,137	91,640	—	160,777
Non-current tax liabilities	—	—	62,059	3,461	—	65,520
Pension liability	—	—	—	68,012	—	68,012
Other liabilities	—	29,034	174,154	92,281	—	295,469

Total Liabilities	509,017	1,912,388	2,342,999	2,874,871	(2,576,867)	5,062,408
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	1,895,785	2,388,905	2,408,755	942,873	(5,740,533)	1,895,785
Non-controlling interests	—	—	—	40,221	—	40,221

Total Equity	1,895,785	2,388,905	2,408,755	983,094	(5,740,533)	1,936,006

Total Liabilities and Equity	$2,404,802	$4,301,293	$4,751,754	$3,857,965	$(8,317,400)	$6,998,414

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 6.625% senior notes and our 2013 Credit Agreement, a substantial majority of warehouse receivables funded under the BofA, TD Bank, JP Morgan, Capital One, the JP Morgan Master Purchase Agreement and Fannie Mae ASAP lines of credit are pledged to BofA, TD Bank, JP Morgan, Capital One and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$4,892,760	$4,157,158	$—	$9,049,918
Costs and expenses:
Cost of services	—	—	3,094,211	2,517,051	—	5,611,262
Operating, administrative and other	52,233	(906)	1,173,045	1,214,588	—	2,438,960
Depreciation and amortization	—	—	130,672	134,429	—	265,101

Total costs and expenses	52,233	(906)	4,397,928	3,866,068	—	8,315,323
Gain on disposition of real estate	—	—	7,003	50,656	—	57,659

Operating (loss) income	(52,233)	906	501,835	341,746	—	792,254
Equity income from unconsolidated subsidiaries	—	—	95,271	6,443	—	101,714
Other income	—	1	3,661	8,521	—	12,183
Interest income	—	222,738	2,159	4,069	(222,733)	6,233
Interest expense	—	101,309	158,030	75,429	(222,733)	112,035
Write-off of financing costs	—	23,087	—	—	—	23,087
Royalty and management service (income) expense	—	—	(24,758)	24,758	—	—
Income from consolidated subsidiaries	517,293	454,989	128,641	—	(1,100,923)	—

Income before (benefit of) provision for income taxes	465,060	554,238	598,295	260,592	(1,100,923)	777,262
(Benefit of) provision for income taxes	(19,443)	36,945	143,306	102,951	—	263,759

Net income	484,503	517,293	454,989	157,641	(1,100,923)	513,503
Less: Net income attributable to non-controlling interests	—	—	—	29,000	—	29,000

Net income attributable to CBRE Group, Inc.	$484,503	$517,293	$454,989	$128,641	$(1,100,923)	$484,503

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$484,503	$517,293	$454,989	$157,641	$(1,100,923)	$513,503
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(148,589)	—	(148,589)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	7,279	—	—	—	7,279
Unrealized (losses) gains on interest rate swaps and interest rate caps, net	—	(5,988)	—	61	—	(5,927)
Unrealized holding losses on available for sale securities, net	—	—	(577)	(364)	—	(941)
Pension liability adjustments, net	—	—	—	(30,355)	—	(30,355)
Other, net	—	—	549	—	—	549

Total other comprehensive income (loss)	—	1,291	(28)	(179,247)	—	(177,984)
Comprehensive income (loss)	484,503	518,584	454,961	(21,606)	(1,100,923)	335,519

Less: Comprehensive income attributable to non-controlling interests	—	—	—	28,913	—	28,913

Comprehensive income (loss) attributable to CBRE Group, Inc.	$484,503	$518,584	$454,961	$(50,519)	$(1,100,923)	$306,606

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$316,538	$343,247	$373,914	$(208,708)	$(476,196)	$348,795
Other comprehensive income:
Foreign currency translation gain	—	—	—	7,390	—	7,390
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	7,151	—	—	—	7,151
Unrealized gains on interest rate swaps and interest rate caps, net	—	4,317	—	44	—	4,361
Unrealized holding gains on available for sale securities, net	—	—	1,071	80	—	1,151
Pension liability adjustments, net	—	—	—	(5,638)	—	(5,638)
Other, net	—	—	279	3,441	—	3,720

Total other comprehensive income	—	11,468	1,350	5,317	—	18,135
Comprehensive income (loss)	316,538	354,715	375,264	(203,391)	(476,196)	366,930

Less: Comprehensive income attributable to non-controlling interests	—	—	—	31,471	—	31,471

Comprehensive income (loss) attributable to CBRE Group, Inc.	$316,538	$354,715	$375,264	$(234,862)	$(476,196)	$335,459

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$315,555	$345,262	$356,344	$56,302	$(768,676)	$304,787
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(997)	—	(997)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	6,977	—	—	—	6,977
Unrealized losses on interest rate swaps and interest rate caps, net	—	(11,845)	—	(56)	—	(11,901)
Unrealized holding gains (losses) on available for sale securities, net	—	—	522	(47)	—	475
Pension liability adjustments, net	—	—	—	(947)	—	(947)
Other, net	—	—	(871)	273	—	(598)

Total other comprehensive loss	—	(4,868)	(349)	(1,774)	—	(6,991)
Comprehensive income	315,555	340,394	355,995	54,528	(768,676)	297,796

Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(11,154)	—	(11,154)

Comprehensive income attributable to CBRE Group, Inc.	$315,555	$340,394	$355,995	$65,682	$(768,676)	$308,950

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$23,416	$94,165	$345,141	$199,058	$661,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(109,173)	(62,069)	(171,242)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(62,071)	(84,986)	(147,057)
Contributions to unconsolidated subsidiaries	—	—	(56,634)	(2,543)	(59,177)
Distributions from unconsolidated subsidiaries	—	—	90,292	13,975	104,267
Net proceeds from disposition of real estate held for investment	—	—	—	77,278	77,278
Additions to real estate held for investment	—	—	—	(10,961)	(10,961)
Proceeds from the sale of servicing rights and other assets	—	—	11,655	13,886	25,541
Decrease in restricted cash	—	6,871	2,015	22,003	30,889
Purchase of available for sale securities	—	—	(89,885)	—	(89,885)
Proceeds from the sale of available for sale securities	—	—	88,214	—	88,214
Other investing activities, net	—	—	577	—	577

Net cash provided by (used in) investing activities	—	6,871	(125,010)	(33,417)	(151,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(39,650)	—	—	(39,650)
Proceeds from revolving credit facility	—	1,807,000	—	66,568	1,873,568
Repayment of revolving credit facility	—	(1,835,928)	—	(163,494)	(1,999,422)
Proceeds from issuance of 5.25% senior notes	—	426,875	—	—	426,875
Repayment of 6.25% senior notes	—	(350,000)	—	—	(350,000)
Proceeds from notes payable on real estate held for investment	—	—	—	5,022	5,022
Repayment of notes payable on real estate held for investment	—	—	—	(27,563)	(27,563)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	8,274	8,274
Repayment of notes payable on real estate held for sale and under development	—	—	—	(80,218)	(80,218)
Shares repurchased for payment of taxes on stock awards	(16,685)	—	—	—	(16,685)
Proceeds from exercise of stock options	6,203	—	—	—	6,203
Incremental tax benefit from stock options exercised	1,218	—	—	—	1,218
Non-controlling interests contributions	—	—	—	2,938	2,938
Non-controlling interests distributions	—	—	—	(33,971)	(33,971)
Payment of financing costs	—	(4,614)	—	(1,333)	(5,947)
(Increase) decrease in intercompany receivables, net	(14,152)	(98,042)	65,602	46,592	—
Other financing activities, net	—	—	(2,874)	163	(2,711)

Net cash (used in) provided by financing activities	(23,416)	(94,359)	62,728	(177,022)	(232,069)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(29,183)	(29,183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	6,677	282,859	(40,564)	248,972
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$18,262	$374,103	$348,514	$740,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$112,059	$472	$6,218	$118,749

Income tax payments, net	$—	$37	$221,898	$109,322	$331,257

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$24,525	$(3,620)	$209,943	$60,233	$291,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(95,578)	(54,654)	(150,232)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(24,929)	(27,649)	(52,578)
Contributions to unconsolidated subsidiaries	—	—	(29,941)	(35,499)	(65,440)
Distributions from unconsolidated subsidiaries	—	—	58,389	4,588	62,977
Net proceeds from disposition of real estate held for investment	—	—	—	60,805	60,805
Additions to real estate held for investment	—	—	—	(6,181)	(6,181)
Proceeds from the sale of servicing rights and other assets	—	—	27,087	13,119	40,206
Increase in restricted cash	—	(2,018)	2,809	(16,996)	(16,205)
Decrease in cash due to deconsolidation of CBRE Clarion U.S., L.P.	—	—	—	(73,187)	(73,187)
Purchase of available for sale securities	—	—	(36,355)	—	(36,355)
Proceeds from the sale of available for sale securities	—	—	31,751	—	31,751
Other investing activities, net	—	—	7,526	(758)	6,768

Net cash used in investing activities	—	(2,018)	(59,241)	(136,412)	(197,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(46,000)	—	(22,146)	(68,146)
Proceeds from revolving credit facility	—	—	—	41,270	41,270
Repayment of revolving credit facility	—	—	—	(15,230)	(15,230)
Proceeds from notes payable on real estate held for investment	—	—	—	4,652	4,652
Repayment of notes payable on real estate held for investment	—	—	—	(54,036)	(54,036)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	22,276	22,276
Repayment of notes payable on real estate held for sale and under development	—	—	—	(21,345)	(21,345)
Proceeds from exercise of stock options	20,324	—	—	—	20,324
Incremental tax benefit from stock options exercised	2,930	—	—	—	2,930
Non-controlling interests contributions	—	—	—	16,075	16,075
Non-controlling interests distributions	—	—	—	(48,162)	(48,162)
Payment of financing costs	—	(25)	—	(334)	(359)
(Increase) decrease in intercompany receivables, net	(47,732)	(228,395)	178,908	97,219	—
Other financing activities, net	(47)	—	(953)	62	(938)

Net cash (used in) provided by financing activities	(24,525)	(274,420)	177,955	20,301	(100,689)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	3,394	3,394

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(280,058)	328,657	(52,484)	(3,885)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	298,370	351,455	443,352	1,093,182

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$18,312	$680,112	$390,868	$1,089,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$135,257	$23	$26,665	$161,945

Income tax payments, net	$—	$—	$127,482	$90,474	$217,956

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Subsequent Event

On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P Morgan Securities LLC and CS. Our New Credit Agreement currently provides for the following: (1) a $2.6 billion revolving credit facility, including revolving credit loans, letters of credit and a swingline loan facility, maturing on January 9, 2020; and (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which begin on June 30, 2015 and continue through maturity on January 9, 2020.

The new revolving credit facility allows for borrowings outside of the United States, with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the new revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.175% to 1.50% or the daily rate plus 0.175% to 0.50% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement). Borrowings under the new tranche A term loan facility bear interest, based on our option, on either the applicable fixed rate plus 1.375% to 1.85% or the daily rate plus 0.375% to 0.85%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement).

The 2015 Credit Agreement is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Borrowings under the 2015 Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries, in each case, held by CBRE and the U.S. guarantor subsidiaries. Also, the 2015 Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In January 2015, proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the $125.0 million of 5.25% senior notes due 2025 issued in December 2014, along with cash on hand, were used to pay off the prior tranche A and tranche B term loans and the previously outstanding balance under our 2013 Credit Agreement.

CBRE GROUP, INC. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
	Three Months Ended December 31, 2014	Three Months Ended September 30, 2014	Three Months Ended June 30, 2014	Three Months Ended March 31, 2014
	(Dollars in thousands, except share data)
Revenue	$2,787,194	$2,275,076	$2,126,806	$1,860,842
Operating income	$288,627	$185,140	$206,006	$112,481
Net income attributable to CBRE Group, Inc.	$204,277	$107,099	$105,464	$67,663
Basic EPS (1)	$0.62	$0.32	$0.32	$0.21
Weighted average shares outstanding for basic EPS (1)	331,875,303	330,419,006	330,133,061	330,035,445
Diluted EPS (1)	$0.61	$0.32	$0.32	$0.20
Weighted average shares outstanding for diluted EPS (1)	335,106,838	334,293,046	333,918,620	333,349,519

	Three Months Ended December 31, 2013	Three Months Ended September 30, 2013	Three Months Ended June 30, 2013	Three Months Ended March 31, 2013
	(Dollars in thousands, except share data)
Revenue	$2,233,851	$1,733,866	$1,742,014	$1,475,063
Operating income	$169,211	$158,119	$187,624	$101,174
Net income attributable to CBRE Group, Inc.	$114,646	$94,444	$69,902	$37,546
Basic EPS (1)	$0.35	$0.29	$0.21	$0.11
Weighted average shares outstanding for basic EPS (1)	329,912,177	328,307,961	327,423,589	326,759,455
Diluted EPS (1)	$0.34	$0.28	$0.21	$0.11
Weighted average shares outstanding for diluted EPS (1)	332,519,441	332,061,402	331,631,185	330,802,552

(1)	EPS is defined as earnings per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by our Deputy Chief Financial Officer and Chief Accounting Officer and other members of our Disclosure Committee. In addition to our Deputy Chief Financial Officer and Chief Accounting Officer, our Disclosure Committee consists of our General Counsel, the chief communication officer, senior officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of the end of the period covered by this annual report to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Election of Directors”, “Corporate Governance”, “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2014. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	8,694,558	$1.03	12,163,174
Equity compensation plans not approved by security holders	—	—	—

Total	8,694,558	$1.03	12,163,174

(1)	Consists of stock options and restricted stock units in our 2012 Equity Incentive Plan (the “2012 Plan”) and our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”; no further awards may be issued under our 2004 Stock Incentive Plan, which was terminated in May 2012 in connection with the adoption of the 2012 Plan) and includes the following:

•

5,462,232 time-vesting restricted stock units, which generally vest and are exercisable 25% per year over four years from the grant date, and which are exercisable for no consideration. Excluding these restricted stock units, the weighted average exercise price of outstanding options, warrants and rights would increase to $13.21.

•

2,307,160 performance-based restricted stock units, consisting of (x) 1,284,546 restricted stock units cliff vesting in 2016 and (y) 1,022,614 restricted stock units cliff vesting in 2017, in each case, representing the maximum number of shares that would be issued based on achievement of the applicable performance goals. These awards are subject to the Company’s achievement of certain adjusted earnings-per-share (EPS) targets (over a minimum threshold) as measured on a cumulative basis over a two-year performance-measurement period, with full vesting of any earned amount on the third anniversary of the grant date. These awards were granted with a target number of restricted stock units, zero to 200% of which may be earned depending on the Company’s actual adjusted EPS over the performance period.

•

246,828 restricted stock units that were initially subject to the Company achieving a minimum adjusted EBITDA threshold of $808,695,100 for the twelve month period ended June 30, 2014. The Company satisfied the threshold, such that the awards are scheduled to vest and become exercisable 25% per year over four years from the grant date, with the first tranche having vested in September 2014.

The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Election of Directors”, “Corporate Governance” and “Related Party Transactions” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 70.

2.	Financial Statement Schedules

See Schedule II on page 153.

See Schedule III beginning on page 154.

3.	Exhibits

See Exhibit Index beginning on page 158 hereof.

CBRE GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2011	$33,915
Charges to expense	6,509
Write-offs, payments and other	(4,932)

Balance, December 31, 2012	$35,492
Charges to expense	9,579
Write-offs, payments and other	(4,809)

Balance, December 31, 2013	$40,262
Charges to expense	8,165
Write-offs, payments and other	(6,596)

Balance, December 31, 2014	$41,831

See accompanying report of independent registered public accounting firm.

CBRE Group, Inc.

SCHEDULE III-REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2014

(Dollars in thousands)

		Initial Cost				Balance at December 31, 2014
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A), (B),(C)	Accumulated Depreciation (A), (D)	Depreciable Lives in Years (D)	Date of Construction	Date Acquired
REAL ESTATE HELD FOR SALE
Ground Lease
Jekyll Leaseholding, Jekyll Island, GA	—	—	—	6,161	(5,921)	5	10	225	240	—	—	N/A	2009
Jekyll-CY, Jekyll Island, GA	—	—	—	2,900	(512)	78	144	2,166	2,388	—	—	N/A	2009
Jekyll-SH, Jekyll Island, GA	—	—	—	3,439	(2,227)	26	94	1,092	1,212	—	—	N/A	2009
REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Land
105 Commerce, Hazel Township, PA	—	610	—	—	217	827	—	—	827	—	—	N/A	2011
Office
TC Oaklawn, Leesburg, VA	3,131	2,500	—	—	1,303	3,417	386	—	3,803	—	—	N/A	2014
REAL ESTATE HELD FOR INVESTMENT
Ground lease
Centre Point Commons, Bradenton, FL	—	383	—	—	—	383	—	—	383	—	—	N/A	2006
Westlake Crossing, Humble, TX	—	255	—	—	572	827	—	—	827	—	—	N/A	2006
Industrial
MROTC, Oklahoma City, OK	8,506	3,223	3,347	—	2,795	4,275	4,928	162	9,365	(3,665)	39	2006	2006
MROTC Steel Hangers, Oklahoma City, OK	9,554	—	2,470	740	10,273	—	13,483	—	13,483	(5,768)	39	2006	2006
Land
Arrowood, Charlotte, NC	—	321	—	—	(321)	—	—	—	—	—	—	N/A	2006
Atwater, Malvem, PA	—	4,210	—	—	47	4,257	—	—	4,257	—	—	N/A	2014
CG Sunland, Phoenix, AZ	—	1,472	—	—	176	1,648	—	—	1,648	—	—	N/A	2006
Livermore Oaks, Livermore, CA	—	653	—	—	155	808	—	—	808	—	—	N/A	2014
SA Crossroads II, San Antonio, TX	—	2,131	—	—	(1,530)	601	—	—	601	—	—	N/A	2006
Sierra Corporate Center, Reno, NV	—	2,056	—	—	(998)	1,058	—	—	1,058	—	—	N/A	2006
TCEP, Austin, TX	—	1,456	—	—	43	1,499	—	—	1,499	—	—	N/A	2008
Office
814 Commerce, Oak Brook, IL	21,652	4,784	8,217	—	2,480	3,299	12,182	—	15,481	(2,848)	39	1972	2007

Total	42,843	$24,054	$14,034	$13,240	$6,552	$23,008	$31,227	$3,645	$57,880	$(12,281)

(A)	Includes costs and depreciation subsequent to December 20, 2006, the date we acquired Trammell Crow Company.
(B)	The aggregate cost for Federal Income Tax purposes is $76.5 million.
(C)	Reflects write downs for impairments of real estate and provisions for loss on real estate held for sale totaling $16.1 million on assets we own at December 31, 2014. These charges were recorded in 2008 through 2014 as a result of capital market turmoil and weak real estate fundamentals in the United States, in addition to reduced anticipated holding periods of certain assets.
(D)	Land, real estate under development and real estate held for sale are not depreciated.

CBRE Group, Inc.

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(Dollars in thousands)

Changes in real estate investments and accumulated depreciation for the year ended December 31 were as follows:

	2014	2013
Real estate investments:
Balance at beginning of year	$150,511	$412,061
Additions and improvements	58,963	31,035
Dispositions	(149,332)	(292,099)
Other adjustments (1)	(2,262)	(486)

Balance at end of year	$57,880	$150,511

Accumulated depreciation:
Balance at beginning of year	($23,557)	($32,878)
Depreciation expense	(3,503)	(6,445)
Dispositions	14,779	15,766

Balance at end of year	($12,281)	($23,557)

(1)	Includes impairment charges and amortization of lease intangibles and tenant origination costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

By:	/s/ ROBERT E. SULENTIC
Robert E. Sulentic President and Chief Executive Officer

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Director	March 2, 2015

/s/ GIL BOROK Gil Borok	Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)	March 2, 2015

/s/ BRANDON B. BOZE Brandon B. Boze	Director	March 2, 2015

/s/ CURTIS F. FEENY Curtis F. Feeny	Director	March 2, 2015

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 2, 2015

/s/ JAMES R. GROCH James R. Groch	Chief Financial Officer (principal financial officer)	March 2, 2015

/s/ MICHAEL KANTOR Michael Kantor	Director	March 2, 2015

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 2, 2015

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director and President and Chief Executive Officer (principal executive officer)	March 2, 2015

/s/ LAURA D. TYSON Laura D. Tyson	Director	March 2, 2015

/s/ GARY L. WILSON Gary L. Wilson	Director	March 2, 2015

/s/ RAY WIRTA Ray Wirta	Chairman of the Board	March 2, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (CRES Share Purchase Agreement)	8-K	001-32205	2.01	2/18/2011

2.1(b)	First Amendment, dated June 20, 2011, to CRES Share Purchase Agreement, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.1	8/9/2011

2.1(c)	Second Amendment, dated July 1, 2011, to CRES Share Purchase Agreement, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.2	8/9/2011

2.2(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (PERE Share Purchase Agreement)	8-K	001-32205	2.02	2/18/2011

2.2(b)	First Amendment, dated June 20, 2011, to PERE Share Purchase Agreement, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.3	8/9/2011

2.2(c)	Second Amendment to the PERE Share Purchase Agreement, dated October 3, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.03	10/7/2011

2.2(d)	Third Amendment to the PERE Share Purchase Agreement, dated October 31, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.04	11/4/2011

2.3	Share Sale Agreement, dated November 12, 2013, among William Investments Limited, the individuals named therein, CBRE Holdings Limited, CBRE UK Acquisition Company Limited and CBRE Group, Inc.	8-K	001-32205	1.01	11/13/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1		11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2		10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1		4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D/A	005-46943	25		7/25/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	5/10/2013

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(c)	Second Supplemental Indenture, dated as April 10, 2013 among CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(d)	Form of 5.00% Senior Notes due 2013 (included in Exhibit 4.3(b))	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(e)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

4.3(f)	Second Supplemental Indenture, dated as of September 24, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	8-K	001-32205	4.1		9/26/2014

4.3(g)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.3(f))	8-K	001-32205	4.2		9/26/2014

4.3(h)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.3(i)	Third Supplemental Indenture, dated as of December 12, 2014, among the Company CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1	12/12/2014

10.1	Amendment and Restatement Agreement, dated as of March 28, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	4.1	5/10/2013

10.2(a)	Guarantee and Pledge Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent	8-K	001-32205	10.2	11/17/2010

10.2(b)	Form of Supplement among certain new U.S. subsidiaries from time-to-time and Credit Suisse AG, as collateral agent, to the Guarantee and Pledge Agreement, dated as of November 10, 2010, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Group, Inc. and Credit Suisse AG, as collateral agent for the Secured Parties (as defined therein)	8-K	001-32205	10.1	7/29/2011

10.3	Executive Bonus Plan, dated February 21, 2014 +	10-K	001-32205	10.3	3/3/2014

10.4	Executive Incentive Plan, effective as of January 1, 2007, as amended and restated as of February 21, 2014 +	10-K	001-32205	10.4	3/3/2014

10.5	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/8/2009

10.6	Special Retention Award Restricted Stock Unit Agreement, dated March 4, 2010 between CB Richard Ellis Group, Inc. and Brett White +	8-K	001/32205	10.1	3/8/2010

10.7(a)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 +	8-K	001-32205	10.1	6/6/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.7(b)	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008 +	10-Q	001-32205	10.3	5/11/2009

10.8	CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.1	5/8/2012

10.9	Form of Nonstatutory Stock Option Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.2	5/8/2012

10.10	Form of Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.3	5/8/2012

10.11	Form of Restricted Stock Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.4	5/8/2012

10.12	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.1	8/20/2013

10.13	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.2	8/20/2013

10.14	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.3	8/20/2013

10.15	Transition Agreement, dated as of May 15, 2012, by and between CBRE, Inc., CBRE Group, Inc. and Brett White +	10-Q	001-32205	10.5	8/9/2012

10.16	CBRE Deferred Compensation Plan, as Amended and Restated effective April 15, 2012 +	8-K	001-32205	10.1	3/12/2012

10.17	Nomination and Standstill Agreement between the Company and the ValueAct Group dated December 21, 2012 +	8-K	001-32205	99.1	12/26/2012

10.18	Second Amended and Restated Credit Agreement, dated as of January 9, 2015, among the Company, CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.	8-K	001-32205	10.1	01/13/2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.19(a)	Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among the Company, CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent.	8-K	001-32205	10.2	01/13/2015

10.19(b)	Form of Supplement among the Company, CBRE Services, Inc,, the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent to the Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among the Company, CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (included in Exhibit 10.19(a).	8-K	001-32205	10.2	01/13/2015

10.20	Form of Grant Notice and Restricted Stock Unit Agreement (Non-Employee Director) for the CBRE Group, Inc. 2012 Equity Incentive Plan+	10-Q	001-32205	10.1	08/11/2014

11	Statement concerning Computation of Per Share Earnings (filed as Note 17 of the Consolidated Financial Statements)					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of CBRE Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing description of exhibits, (1) references to CB Richard Ellis Group, Inc. are to CBRE Group, Inc., (2) references to CB Richard Ellis Services, Inc. are to CBRE Services, Inc., and (3) references to CB Richard Ellis, Inc. are to CBRE, Inc., in each case, prior to their respective name changes, which became effective October 3, 2011.

+	Denotes a management contract or compensatory arrangement