Form 10-Q
period 2015-03-31
CBRE GROUP, INC.
filed 2015-05-11
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of Class A common stock outstanding at April 30, 2015 was 332,977,943.

FORM 10-Q

March 31, 2015

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$379,028	$740,884
Restricted cash	56,694	28,090
Receivables, less allowance for doubtful accounts of $39,846 and $41,831 at March 31, 2015 and December 31, 2014, respectively	1,537,100	1,736,229
Warehouse receivables	1,080,364	506,294
Trading securities	64,124	62,804
Income taxes receivable	30,847	12,709
Prepaid expenses	143,197	142,719
Deferred tax assets, net	193,324	205,866
Real estate and other assets held for sale	5,122	3,845
Available for sale securities	849	663
Other current assets	103,230	84,401

Total Current Assets	3,593,879	3,524,504
Property and equipment, net	479,751	497,926
Goodwill	2,267,009	2,333,821
Other intangible assets, net of accumulated amortization of $481,795 and $463,400 at March 31, 2015 and December 31, 2014, respectively	789,017	802,360
Investments in unconsolidated subsidiaries	209,805	218,280
Real estate under development	7,520	4,630
Real estate held for investment	34,880	37,129
Available for sale securities	55,587	59,512
Other assets, net	188,212	168,943

Total Assets	$7,625,660	$7,647,105

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$702,125	$827,530
Compensation and employee benefits payable	491,318	623,814
Accrued bonus and profit sharing	501,337	788,858
Short-term borrowings:
Warehouse lines of credit	1,065,891	501,185
Revolving credit facility	110,000	4,840
Other	16	25

Total short-term borrowings	1,175,907	506,050
Current maturities of long-term debt	15,296	42,407
Notes payable on real estate	23,253	23,229
Other current liabilities	63,753	63,746

Total Current Liabilities	2,972,989	2,875,634
Long-Term Debt:
5.00% senior notes	800,000	800,000
Senior secured term loans	487,500	605,963
5.25% senior notes	426,819	426,813
Other long-term debt	23	26

Total Long-Term Debt	1,714,342	1,832,802
Notes payable on real estate	19,952	19,614
Deferred tax liabilities, net	152,738	149,233
Non-current tax liabilities	47,733	46,003
Pension liability	87,152	92,923
Other liabilities	325,733	329,498

Total Liabilities	5,320,639	5,345,707
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 332,958,718 and 332,991,031 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,330	3,330
Additional paid-in capital	1,052,496	1,039,425
Accumulated earnings	1,634,032	1,541,095
Accumulated other comprehensive loss	(430,550)	(324,020)

Total CBRE Group, Inc. Stockholders’ Equity	2,259,308	2,259,830
Non-controlling interests	45,713	41,568

Total Equity	2,305,021	2,301,398

Total Liabilities and Equity	$7,625,660	$7,647,105

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$2,052,503	$1,860,842

Costs and expenses:
Cost of services	1,290,777	1,161,460
Operating, administrative and other	531,775	528,395
Depreciation and amortization	69,846	65,203

Total costs and expenses	1,892,398	1,755,058
Gain on disposition of real estate	—	6,697

Operating income	160,105	112,481
Equity income from unconsolidated subsidiaries	15,451	15,000
Other income	1,087	4,801
Interest income	2,297	1,577
Interest expense	26,214	28,015
Write-off of financing costs	2,685	—

Income before provision for income taxes	150,041	105,844
Provision for income taxes	56,903	37,902

Net income	93,138	67,942
Less: Net income attributable to non-controlling interests	201	279

Net income attributable to CBRE Group, Inc.	$92,937	$67,663

Basic income per share attributable to CBRE Group, Inc.	$0.28	$0.21

Weighted average shares outstanding for basic income per share	331,976,907	330,035,445

Diluted income per share attributable to CBRE Group, Inc.	$0.28	$0.20

Weighted average shares outstanding for diluted income per share	335,698,590	333,349,519

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$93,138	$67,942
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(105,420)	11,573
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,795	1,800
Unrealized losses on interest rate swaps and interest rate caps, net of tax	(2,774)	(1,504)
Unrealized holding (losses) gains on available for sale securities, net of tax	(166)	438
Other, net	2	275

Total other comprehensive (loss) income	(106,563)	12,582

Comprehensive (loss) income	(13,425)	80,524
Less: Comprehensive income attributable to non-controlling interests	168	285

Comprehensive (loss) income attributable to CBRE Group, Inc.	$(13,593)	$80,239

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,138	$67,942
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	69,846	65,203
Amortization and write-off of financing costs	4,947	1,816
Gain on sale of loans, servicing rights and other assets	(38,414)	(17,403)
Net realized and unrealized gains from investments	(1,087)	(4,801)
Equity income from unconsolidated subsidiaries	(15,451)	(15,000)
Provision for doubtful accounts	1,483	1,564
Compensation expense related to equity awards	15,941	11,171
Incremental tax benefit from stock options exercised	(532)	(1,239)
Distribution of earnings from unconsolidated subsidiaries	8,925	3,417
Tenant concessions received	5,077	1,252
Purchase of trading securities	(20,522)	(15,809)
Proceeds from sale of trading securities	19,433	15,726
Decrease in receivables	155,574	78,169
Increase in prepaid expenses and other assets	(35,952)	(25,209)
Increase in real estate held for sale and under development	(1,749)	(1,521)
Decrease in accounts payable and accrued expenses	(46,795)	(70,779)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(383,965)	(294,866)
Decrease (increase) in income taxes receivable/payable	444	(59,344)
Decrease in other liabilities	(7,836)	(5,433)
Other operating activities, net	(2,355)	(4,822)

Net cash used in operating activities	(179,850)	(269,966)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,628)	(13,653)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(75,033)	(14,704)
Contributions to unconsolidated subsidiaries	(14,841)	(9,710)
Distributions from unconsolidated subsidiaries	24,422	17,279
Additions to real estate held for investment	(670)	—
Proceeds from the sale of servicing rights and other assets	4,941	9,316
(Increase) decrease in restricted cash	(31,358)	9,611
Purchase of available for sale securities	(11,878)	(12,660)
Proceeds from the sale of available for sale securities	15,854	10,999
Other investing activities, net	358	26

Net cash used in investing activities	(106,833)	(3,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	500,000	—
Repayment of senior secured term loans	(645,613)	(9,913)
Proceeds from revolving credit facility	264,000	617,765
Repayment of revolving credit facility	(158,512)	(401,112)
Repayment of notes payable on real estate held for investment	(385)	(906)
Proceeds from notes payable on real estate held for sale and under development	746	2,058
Shares repurchased for payment of taxes on equity awards	(5,092)	—
Incremental tax benefit from stock options exercised	532	1,239
Non-controlling interests contributions	4,192	119
Non-controlling interests distributions	(748)	(2,024)
Payment of financing costs	(21,183)	(9)
Other financing activities, net	1,628	1,111

Net cash (used in) provided by financing activities	(60,435)	208,328
Effect of currency exchange rate changes on cash and cash equivalents	(14,738)	1,459

NET DECREASE IN CASH AND CASH EQUIVALENTS	(361,856)	(63,675)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	740,884	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$379,028	$428,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,163	$29,424

Income tax payments, net	$56,890	$98,063

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders				Non- controlling interests	Total
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss
Balance at December 31, 2014	$3,330	$1,039,425	$1,541,095	$(324,020)	$41,568	$2,301,398
Net income	—	—	92,937	—	201	93,138
Stock options exercised (including tax benefit)	1	2,159	—	—	—	2,160
Compensation expense for equity awards	—	15,941	—	—	—	15,941
Shares repurchased for payment of taxes on equity awards	(1)	(5,091)	—	—	—	(5,092)
Foreign currency translation loss	—	—	—	(105,387)	(33)	(105,420)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,795	—	1,795
Unrealized losses on interest rate swaps, net of tax	—	—	—	(2,774)	—	(2,774)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	(166)	—	(166)
Contributions from non-controlling interests	—	—	—	—	4,192	4,192
Distributions to non-controlling interests	—	—	—	—	(748)	(748)
Other	—	62	—	2	533	597

Balance at March 31, 2015	$3,330	$1,052,496	$1,634,032	$(430,550)	$45,713	$2,305,021

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), have been prepared in accordance with the rules applicable to Quarterly Reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Certain reclassifications have been made to the 2014 financial statements to conform with the 2015 presentation.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2014.

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under accounting principles generally accepted in the United States, or GAAP, when it becomes effective on January 1, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 offers updated consolidation evaluation criteria and may require additional disclosures. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of ASU 2015-02 will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and requires the use of the retrospective method. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated financial position.

3. Variable Interest Entities (VIEs)

A consolidated subsidiary (the Venture) in our Global Investment Management segment sponsored investments by third-party investors in certain commercial properties through the formation of tenant-in-common limited liability companies and Delaware Statutory Trusts (collectively referred to as the Entities) that were owned by the third-party investors. The Venture also formed and was a member of a limited liability company for each property that served as master tenant (Master Tenant). Each Master Tenant leased the property from the Entities through a master lease agreement. Pursuant to the master lease agreements, the Master Tenant had the power to direct the day-to-day asset management activities that most significantly impacted the economic performance of the Entities. As a result, the Entities were deemed to be VIEs since the third-party investors holding the equity investment at risk in the Entities did not direct the day-to-day activities that most significantly impacted the economic performance of the properties held by the Entities. The Venture made voluntary contributions to each of these properties to support their operations beyond the cash flow generated by the properties themselves and such financial support was significant enough that the Venture was deemed to be the primary beneficiary of each Entity. During 2014, the remaining two commercial properties were sold.

No financial support was provided by the Venture to the Entities during the three months ended March 31, 2014. The assets of the Entities were the sole collateral for the mortgage notes payable and other liabilities of the Entities and, as such, the creditors and equity investors of these Entities had no recourse to our assets held outside of these Entities.

Operating results relating to the Entities for the three months ended March 31, 2014 included the following (dollars in thousands):

Revenue	$2,102
Operating, administrative and other expenses	$1,233
Net income attributable to non-controlling interests	$478

We also hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2015 and December 31, 2014, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Investments in unconsolidated subsidiaries	$22,863	$26,353
Other assets, current	3,427	3,337
Co-investment commitments	200	200

Maximum exposure to loss	$26,490	$29,890

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

There were no significant transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$6,337	$—	$—	$6,337
Debt securities issued by U.S. federal agencies	—	6,583	—	6,583
Corporate debt securities	—	15,391	—	15,391
Asset-backed securities	—	2,749	—	2,749
Collateralized mortgage obligations	—	1,933	—	1,933

Total debt securities	6,337	26,656	—	32,993
Equity securities	23,443	—	—	23,443

Total available for sale securities	29,780	26,656	—	56,436
Trading securities	64,124	—	—	64,124
Warehouse receivables	—	1,080,364	—	1,080,364
Loan commitments	—	—	4,015	4,015
Foreign currency exchange forward contracts	—	17,827	—	17,827

Total assets at fair value	$93,904	$1,124,847	$4,015	$1,222,766

Liabilities
Interest rate swaps	$—	$28,500	$—	$28,500
Securities sold, not yet purchased	3,004	—	—	3,004
Foreign currency exchange forward contracts	—	319	—	319

Total liabilities at fair value	$3,004	$28,819	$—	$31,823

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

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2015 and 2014.

The following table provides additional information about fair value measurements for these Level 3 assets for the three months ended March 31, 2015 (dollars in thousands):

Balance at January 1, 2015	$2,372
Net gains included in earnings	4,015
Settlements	(2,372)
Transfers into (out of) Level 3	—

Ending balance at March 31, 2015	$4,015

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Short-Term Borrowings: The majority of this balance represents outstanding amounts under our warehouse lines of credit for CBRE Capital Markets, Inc. (CBRE Capital Markets) and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value.

Senior Secured Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior secured term loans was approximately $500.0 million and $645.1 million at March 31, 2015 and December 31, 2014, respectively. Their actual carrying value totaled $500.0 million and $645.6 million at March 31, 2015 and December 31, 2014, respectively (see Note 10).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 5).

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $832.0 million and $818.0 million at March 31, 2015 and December 31, 2014, respectively. Their actual carrying value totaled $800.0 million at both March 31, 2015 and December 31, 2014.

5.25% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.25% senior notes was $457.9 million and $439.7 million at March 31, 2015 and December 31, 2014, respectively. Their actual carrying value totaled $426.8 million at both March 31, 2015 and December 31, 2014.

Notes Payable on Real Estate: As of March 31, 2015 and December 31, 2014, the carrying value of our notes payable on real estate was $43.2 million and $42.8 million, respectively (see Note 9). These borrowings generally have floating interest rates at spreads added to a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, these notes payable were not recourse to us as of March 31, 2015 or December 31, 2014.

5. Derivative Financial Instruments

We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

sources and duration of our debt funding and by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known but uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. We do not net derivatives on our balance sheet. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no significant hedge ineffectiveness for the three months ended March 31, 2015 and 2014. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We reclassified $2.9 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively, from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $11.2 million will be reclassified from accumulated other comprehensive loss to interest expense. In addition, we recorded net losses of $4.5 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively, to other comprehensive income/loss in relation to such interest rate swap agreements. As of March 31, 2015 and December 31, 2014, the fair values of such interest rate swap agreements were reflected as a $28.5 million liability and a $26.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

Additionally, our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros and British pound sterling covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations were net gains of $18.4 million from foreign currency exchange forward contracts for the three months ended March 31, 2015. The net impact on earnings resulting from gains and/or losses associated with these contracts during the three months ended March 31, 2014 was not significant. As of March 31, 2015, we had 44 foreign currency exchange forward contracts outstanding covering a notional amount of $257.5 million. As of March 31, 2015, the fair value of forward contracts with four counterparties aggregated to a $16.6 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of March 31, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.5 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with four counterparties aggregated to a $1.3 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations were net gains of $0.4 million for the three months ended March 31, 2015 resulting from net gains on these foreign currency exchange option and forward contracts. The net impact on earnings resulting from gains and/or losses associated with these contracts during the three months ended March 31, 2014 was not significant. As of March 31, 2015, we had four foreign currency exchange option and forward contracts outstanding covering a notional amount of $35.9 million. As of March 31, 2015, the fair value of forward contracts with one counterparty aggregated to a $1.2 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of March 31, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.2 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.8 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations were net gains of $4.0 million for the three months ended March 31, 2015, resulting from gains on these loan commitments. The net impact on earnings resulting from gains and/or losses associated with these loan commitments during the three months ended March 31, 2014 was not significant. As of March 31, 2015, the fair value of such contracts with three counterparties aggregated to a $4.0 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of such contracts with three counterparties aggregated to a $2.4 million asset position, which was included in other current assets in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Global Investment Management:
Revenue	$255,727	$234,335
Operating income (loss)	$28,627	$(171,593)
Net loss	$(42,956)	$(160,151)
Development Services:
Revenue	$9,259	$14,436
Operating income	$39,047	$16,462
Net income	$37,636	$15,083
Other:
Revenue	$27,587	$25,205
Operating income	$3,526	$1,667
Net income	$3,637	$1,688
Total:
Revenue	$292,573	$273,976
Operating income (loss)	$71,200	$(153,464)
Net loss	$(1,683)	$(143,380)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Assets:
Real estate held for sale (see Note 8)	$5,115	$3,840
Other current assets	7	5

Total real estate and other assets held for sale	5,122	3,845

Liabilities:
Accounts payable and accrued expenses	40	61

Total liabilities related to real estate and other assets held for sale	40	61

Net real estate and other assets held for sale	$5,082	$3,784

8. Real Estate

We provide build-to-suit services for our clients and also develop or purchase certain projects which we intend to sell to institutional investors upon project completion or redevelopment. Therefore, we have ownership of real estate until such projects are sold or otherwise disposed. Certain real estate assets secure the outstanding balances of underlying mortgage or construction loans. Our real estate is reported in our Development Services segment and consisted of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Real estate included in assets held for sale (see Note 7)	$5,115	$3,840
Real estate under development (non-current)	7,520	4,630
Real estate held for investment (1)	34,880	37,129

Total real estate (2)	$47,515	$45,599

(1)	Net of accumulated depreciation of $12.7 million and $12.3 million at March 31, 2015 and December 31, 2014, respectively.
(2)	Includes balances for lease intangibles of $3.6 million at both March 31, 2015 and December 31, 2014. We record lease intangibles upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income.

9. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Current portion of notes payable on real estate	$23,253	$23,229
Notes payable on real estate, non-current portion	19,951	19,614

Total notes payable on real estate	$43,204	$42,843

At both March 31, 2015 and December 31, 2014, none of our notes payable on real estate was recourse to us, but was recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Debt

Since 2001, we have maintained credit facilities to fund strategic acquisitions and to provide for our working capital needs. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse Group AG (CS) as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the previously outstanding balance on our revolving credit facility under the 2013 Credit Agreement.

As of March 31, 2015, our 2015 Credit Agreement provides for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; and (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which begin on June 30, 2015 and continue through maturity on January 9, 2020.

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the United States (U.S.), with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.175% to 1.50% or the daily rate plus 0.175% to 0.50% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement). As of March 31, 2015, we had $110.0 million of revolving credit facility principal outstanding under the 2015 Credit Agreement with a related weighted average annual interest rate of 2.7%, which was included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2015, letters of credit totaling $4.0 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2014, we had $4.8 million of revolving credit facility principal outstanding under the 2013 Credit Agreement with a related weighted average annual interest rate of 1.4%, which was included in short-term borrowings in the accompanying consolidated balance sheets.

Borrowings under the tranche A term loan facility under the 2015 Credit Agreement as of March 31, 2015 bear interest, based on our option, on either the applicable fixed rate plus 1.375% to 1.85% or the daily rate plus 0.375% to 0.85%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement). As of March 31, 2015, we had $500.0 million of term loan facility principal outstanding under the 2015 Credit Agreement, which was included in the accompanying consolidated balance sheets. As of December 31, 2014, we had $645.6 million of term loan facilities principal outstanding (including $434.4 million of tranche A term loan facility and $211.2 million of tranche B term loan facility) under the 2013 Credit Agreement, which are also included in the accompanying consolidated balance sheets.

As of March 10, 2015, we obtained Investment Grade Status (as defined in the 2015 Credit Agreement). As such, upon delivery of our first quarter 2015 compliance certificate (due 45 days following the end of such quarter), borrowings under the revolving credit facility will bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). Borrowings under the tranche A term loan facility will bear interest, based on our option, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The 2015 Credit Agreement is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Borrowings under the 2015 Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries, in each case, held by us and the U.S. guarantor subsidiaries. Also, the 2015 Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes and 5.25% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 13.02x for the trailing twelve months ended March 31, 2015 and our leverage ratio of total debt less available cash to EBITDA was 1.23x as of March 31, 2015.

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Federal National Mortgage Association (Fannie Mae), under Fannie Mae’s DUS Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $10.6 billion at March 31, 2015. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $91.4 million at March 31, 2015. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2015 and December 31, 2014, CBRE MCI had a $32.0 million and a $29.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $18.7 million and $16.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $855.6 million (including $710.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2015.

We had outstanding letters of credit totaling $43.3 million as of March 31, 2015, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $32.0 million referred to in the preceding paragraph represented the majority of the $43.3 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2015.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We had guarantees totaling $17.4 million as of March 31, 2015, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $17.4 million primarily represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2018, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2015, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2015, we had aggregate commitments of $16.5 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2015, we had committed to fund $22.0 million of additional capital to these unconsolidated subsidiaries.

12. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2015	2014
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$92,937	$67,663
Weighted average shares outstanding for basic income per share	331,976,907	330,035,445

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.28	$0.21

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$92,937	$67,663
Weighted average shares outstanding for basic income per share	331,976,907	330,035,445
Dilutive effect of contingently issuable shares	3,444,604	2,880,113
Dilutive effect of stock options	277,079	433,961

Weighted average shares outstanding for diluted income per share	335,698,590	333,349,519

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.28	$0.20

For the three months ended March 31, 2015 and 2014, 47,757 and 20,065, respectively, of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

For the three months ended March 31, 2014, options to purchase 37,598 shares of common stock were excluded from the computation of diluted earnings per share. These options were excluded because their inclusion would have had an anti-dilutive effect given that the options’ exercise prices were greater than the average market price of our common stock for such period.

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

Net periodic pension cost (benefit) consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Interest cost	$3,741	$4,431
Expected return on plan assets	(4,612)	(5,796)
Amortization of unrecognized net loss	1,031	662

Net periodic pension cost (benefit)	$160	$(703)

We contributed $1.9 million to fund our pension plans during the three months ended March 31, 2015. We expect to contribute a total of $6.4 million to fund our pension plans for the year ending December 31, 2015.

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

Our EMEA and Asia Pacific segments provide services similar to the Americas business segment. The EMEA segment has operations primarily in Europe, while the Asia Pacific segment has operations in Asia, Australia and New Zealand.

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in North America, Europe and Asia Pacific.

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue
Americas	$1,227,616	$1,021,681
EMEA	494,024	518,679
Asia Pacific	208,366	195,643
Global Investment Management	110,224	112,463
Development Services	12,273	12,376

	$2,052,503	$1,860,842

	Three Months Ended March 31,
	2015	2014
EBITDA
Americas	$187,321	$125,762
EMEA	7,578	23,365
Asia Pacific	10,550	8,241
Global Investment Management	34,880	28,263
Development Services	5,959	11,575

	$246,288	$197,206

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Americas
Net income attributable to CBRE Group, Inc.	$95,202	$70,466
Add:
Depreciation and amortization	42,950	34,158
Interest expense, net	3,546	9,186
Write-off of financing costs	2,685	—
Royalty and management service expense (income)	108	(864)
Provision for income taxes	42,830	12,816

EBITDA	$187,321	$125,762

EMEA
Net loss attributable to CBRE Group, Inc.	$(18,486)	$(6,990)
Add:
Depreciation and amortization	14,792	17,463
Interest expense, net	11,447	7,159
Royalty and management service income	(1,217)	(3,885)
Provision for income taxes	1,042	9,618

EBITDA	$7,578	$23,365

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Asia Pacific
Net income (loss) attributable to CBRE Group, Inc.	$2,659	$(4,244)
Add:
Depreciation and amortization	3,846	3,068
Interest expense, net	898	335
Royalty and management service expense	63	3,639
Provision for income taxes	3,084	5,443

EBITDA	$10,550	$8,241

Global Investment Management
Net income attributable to CBRE Group, Inc.	$10,708	$2,828
Add:
Depreciation and amortization	7,611	9,366
Interest expense, net	7,684	8,841
Royalty and management service expense	1,046	1,110
Provision for income taxes	7,831	6,118

EBITDA	$34,880	$28,263

Development Services
Net income attributable to CBRE Group, Inc.	$2,854	$5,603
Add:
Depreciation and amortization	647	1,148
Interest expense, net	342	917
Provision for income taxes	2,116	3,907

EBITDA	$5,959	$11,575

15. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014; condensed consolidating statements of operations for the three months ended March 31, 2015 and 2014; condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014; and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 of (a) CBRE Group, Inc. as the parent, (b) CBRE Services, Inc. (CBRE) as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$5,653	$33,654	$339,716	$—	$379,028
Restricted cash	—	—	3,961	52,733	—	56,694
Receivables, net	—	—	641,188	895,912	—	1,537,100
Warehouse receivables (a)	—	—	343,406	736,958	—	1,080,364
Trading securities	—	—	113	64,011	—	64,124
Income taxes receivable	4,960	—	12,557	13,330	—	30,847
Prepaid expenses	—	—	58,348	84,849	—	143,197
Deferred tax assets, net	—	—	140,746	52,578	—	193,324
Real estate and other assets held for sale	—	—	1,062	4,060	—	5,122
Available for sale securities	—	—	849	—	—	849
Other current assets	—	17,777	51,474	33,979	—	103,230

Total Current Assets	4,965	23,430	1,287,358	2,278,126	—	3,593,879
Property and equipment, net	—	—	350,384	129,367	—	479,751
Goodwill	—	—	1,200,012	1,066,997	—	2,267,009
Other intangible assets, net	—	—	505,278	283,739	—	789,017
Investments in unconsolidated subsidiaries	—	—	170,732	39,073	—	209,805
Investments in consolidated subsidiaries	3,074,751	2,448,431	809,953	—	(6,333,135)	—
Intercompany loan receivable	—	2,423,383	700,000	—	(3,123,383)	—
Real estate under development	—	—	831	6,689	—	7,520
Real estate held for investment	—	—	5,609	29,271	—	34,880
Available for sale securities	—	—	53,800	1,787	—	55,587
Other assets, net	—	50,913	100,868	36,431	—	188,212

Total Assets	$3,079,716	$4,946,157	$5,184,825	$3,871,480	$(9,456,518)	$7,625,660

Current Liabilities:
Accounts payable and accrued expenses	$—	$5,355	$173,257	$523,513	$—	$702,125
Compensation and employee benefits payable	—	626	271,013	219,679	—	491,318
Accrued bonus and profit sharing	—	—	189,756	311,581	—	501,337
Short-term borrowings:
Warehouse lines of credit (a)	—	—	341,542	724,349	—	1,065,891
Revolving credit facility	—	110,000	—	—	—	110,000
Other	—	—	16	—	—	16

Total short-term borrowings	—	110,000	341,558	724,349	—	1,175,907
Current maturities of long-term debt	—	12,500	2,775	21	—	15,296
Notes payable on real estate	—	—	—	23,253	—	23,253
Other current liabilities	—	106	59,713	3,934	—	63,753

Total Current Liabilities	—	128,587	1,038,072	1,806,330	—	2,972,989
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior secured term loans	—	487,500	—	—	—	487,500
5.25% senior notes	—	426,819	—	—	—	426,819
Other long-term debt	—	—	—	23	—	23
Intercompany loan payable	820,408	—	1,328,460	974,515	(3,123,383)	—

Total Long-Term Debt	820,408	1,714,319	1,328,460	974,538	(3,123,383)	1,714,342
Notes payable on real estate	—	—	—	19,952	—	19,952
Deferred tax liabilities, net	—	—	104,418	48,320	—	152,738
Non-current tax liabilities	—	—	47,651	82	—	47,733
Pension liability	—	—	—	87,152	—	87,152
Other liabilities	—	28,500	217,793	79,440	—	325,733

Total Liabilities	820,408	1,871,406	2,736,394	3,015,814	(3,123,383)	5,320,639
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,259,308	3,074,751	2,448,431	809,953	(6,333,135)	2,259,308
Non-controlling interests	—	—	—	45,713	—	45,713

Total Equity	2,259,308	3,074,751	2,448,431	855,666	(6,333,135)	2,305,021

Total Liabilities and Equity	$3,079,716	$4,946,157	$5,184,825	$3,871,480	$(9,456,518)	$7,625,660

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under Bank of America (BofA), TD Bank, N.A. (TD Bank), Capital One, N.A. (Capital One), JP Morgan Chase Bank, N.A. (JP Morgan) and Fannie Mae ASAP lines of credit are pledged to BofA, TD Bank, Capital One, JP Morgan and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,157,871	$894,632	$—	$2,052,503
Costs and expenses:
Cost of services	—	—	717,643	573,134	—	1,290,777
Operating, administrative and other	13,144	(18,620)	284,587	252,664	—	531,775
Depreciation and amortization	—	—	36,527	33,319	—	69,846

Total costs and expenses	13,144	(18,620)	1,038,757	859,117	—	1,892,398
Operating (loss) income	(13,144)	18,620	119,114	35,515	—	160,105
Equity income from unconsolidated subsidiaries	—	—	15,321	130	—	15,451
Other income	—	—	924	163	—	1,087
Interest income	—	55,367	674	1,623	(55,367)	2,297
Interest expense	—	24,886	39,402	17,293	(55,367)	26,214
Write-off of financing costs	—	2,685	—	—	—	2,685
Royalty and management service (income) expense	—	—	(4,102)	4,102	—	—
Income from consolidated subsidiaries	101,121	72,220	225	—	(173,566)	—

Income before (benefit of) provision for income taxes	87,977	118,636	100,958	16,036	(173,566)	150,041
(Benefit of) provision for income taxes	(4,960)	17,515	28,738	15,610	—	56,903

Net income	92,937	101,121	72,220	426	(173,566)	93,138
Less: Net income attributable to non-controlling interests	—	—	—	201	—	201

Net income attributable to CBRE Group, Inc.	$92,937	$101,121	$72,220	$225	$(173,566)	$92,937

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$92,937	$101,121	$72,220	$426	$(173,566)	$93,138
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(105,420)	—	(105,420)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	1,795	—	—	—	1,795
Unrealized losses on interest rate swaps, net of tax	—	(2,774)	—	—	—	(2,774)
Unrealized holding (losses) gains on available for sale securities, net of tax	—	—	(287)	121	—	(166)
Other, net	—	—	2	—	—	2

Total other comprehensive loss	—	(979)	(285)	(105,299)	—	(106,563)
Comprehensive income (loss)	92,937	100,142	71,935	(104,873)	(173,566)	(13,425)
Less: Comprehensive income attributable to non-controlling interests	—	—	—	168	—	168

Comprehensive income (loss) attributable to CBRE Group, Inc.	$92,937	$100,142	$71,935	$(105,041)	$(173,566)	$(13,593)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$67,663	$73,729	$57,255	$(2,558)	$(128,147)	$67,942
Other comprehensive income:
Foreign currency translation gain	—	—	—	11,573	—	11,573
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	1,800	—	—	—	1,800
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of tax	—	(1,565)	—	61	—	(1,504)
Unrealized holding gains on available for sale securities, net of tax	—	—	368	70	—	438
Other, net	—	—	275	—	—	275

Total other comprehensive income	—	235	643	11,704	—	12,582
Comprehensive income	67,663	73,964	57,898	9,146	(128,147)	80,524
Less: Comprehensive income attributable to non-controlling interests	—	—	—	285	—	285

Comprehensive income attributable to CBRE Group, Inc.	$67,663	$73,964	$57,898	$8,861	$(128,147)	$80,239

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$22,240	$828	$(296,579)	$93,661	$(179,850)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(8,536)	(10,092)	(18,628)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(73,061)	(1,972)	(75,033)
Contributions to unconsolidated subsidiaries	—	—	(13,930)	(911)	(14,841)
Distributions from unconsolidated subsidiaries	—	—	22,865	1,557	24,422
Additions to real estate held for investment	—	—	—	(670)	(670)
Proceeds from the sale of servicing rights and other assets	—	—	2,410	2,531	4,941
Increase in restricted cash	—	—	(3,331)	(28,027)	(31,358)
Purchase of available for sale securities	—	—	(11,878)	—	(11,878)
Proceeds from the sale of available for sale securities	—	—	15,854	—	15,854
Other investing activities, net	—	—	358	—	358

Net cash used in investing activities	—	—	(69,249)	(37,584)	(106,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	500,000	—	—	500,000
Repayment of senior secured term loans	—	(645,613)	—	—	(645,613)
Proceeds from revolving credit facility	—	264,000	—	—	264,000
Repayment of revolving credit facility	—	(154,000)	—	(4,512)	(158,512)
Repayment of notes payable on real estate held for investment	—	—	—	(385)	(385)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	746	746
Shares repurchased for payment of taxes on equity awards	(5,092)	—	—	—	(5,092)
Incremental tax benefit from stock options exercised	532	—	—	—	532
Non-controlling interests contributions	—	—	—	4,192	4,192
Non-controlling interests distributions	—	—	—	(748)	(748)
Payment of financing costs	—	(21,183)	—	—	(21,183)
(Increase) decrease in intercompany receivables, net	(19,308)	43,359	25,379	(49,430)	—
Other financing activities, net	1,628	—	—	—	1,628

Net cash (used in) provided by financing activities	(22,240)	(13,437)	25,379	(50,137)	(60,435)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(14,738)	(14,738)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(12,609)	(340,449)	(8,798)	(361,856)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$5,653	$33,654	$339,716	$379,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$36,358	$—	$805	$37,163

Income tax payments, net	$—	$—	$34,160	$22,730	$56,890

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16. Entry Into Agreement To Purchase Global Workplace Solutions

On March 31, 2015, CBRE, Inc., our wholly-owned subsidiary, entered into a Stock and Asset Purchase Agreement with Johnson Controls, Inc. (JCI) to acquire JCI’s Global WorkPlace Solutions (GWS) business. GWS is a market-leading provider of Integrated Facilities Management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price is $1.475 billion, payable in cash, with adjustments for working capital and other items. We expect to fund the acquisition through a combination of cash on hand and proceeds from the incurrence of debt. The closing of the transaction is subject to receipt of customary regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to close in the late third quarter or early fourth quarter of 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended March 31, 2015 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2014 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2014, excluding independent affiliates, we operated in over 370 offices worldwide, with more than 52,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination and servicing, and debt/structured finance), real estate investment management, valuation, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. We are the only commercial real estate services company included in both the S&P 500 and Fortune 500. Fortune has ranked us among the Most Admired Companies in the real estate sector for three consecutive years and the International Association of Outsourcing Professionals (IAOP) has included us among the top 100 global outsourcing companies across all industries for nine consecutive years, including in 2015.

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

Commercial real estate markets have recovered over the past several years in step with the steady improvement in global economic activity, most particularly in the United States. Since 2010, increased U.S. property sales activity has been sustained by gradually improving occupancy market conditions and increased demand for space as well as the availability of low-cost credit and increased capital flows into commercial real estate. U.S. leasing markets have also recovered, with falling vacancies, higher rents and increased transaction activity.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit very modest, economic growth. Reflecting the macro environment, leasing markets in most of Europe have been slow to recover, but have shown some modest improvement over the past year. On the other hand, property sales have increased significantly, with higher volumes occurring across much of Europe in 2014 and early 2015.

In Asia Pacific, the real estate investment climate is mixed amid slowing economic growth and as domestic capital is increasingly migrating to other parts of the world. Leasing activity has picked up in some countries, but strong construction activity limits future rent growth.

Real estate investment management and property development activity has improved since 2010 as capital flows into commercial real estate have been strong and abundant, and as low-cost capital is available for real estate investment.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth and strong job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

Our management historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On March 31, 2015, CBRE, Inc., our wholly-owned subsidiary, entered into a Stock and Asset Purchase Agreement (the Purchase Agreement) with Johnson Controls, Inc. (JCI) to acquire JCI’s Global WorkPlace Solutions (GWS) business. GWS is a market-leading provider of Integrated Facilities Management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price is $1.475 billion, payable in cash, with adjustments for working capital and other items. We expect to fund the acquisition through a combination of cash on hand and proceeds from the incurrence of additional debt. The closing of the transaction is subject to receipt of customary regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to close in the late third quarter or early fourth quarter of 2015.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or independent affiliates in which, in some cases, we held a small equity interest. During 2014, we completed 11 in-fill acquisitions, including our former independent affiliate companies in Thailand, Greenville, South Carolina, Louisville, Kentucky and Oklahoma City and Tulsa, Oklahoma, a commercial real estate service provider in Chicago, a New York-based valuation and advisory business, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, a shopping center management, leasing and consulting company in Switzerland and project management companies in Germany and Australia. During the three months ended March 31, 2015, we completed one in-fill acquisition of a Texas-based commercial real estate firm specializing in retail services. In addition, in April 2015, we acquired an energy management specialist based in Brookfield, Wisconsin.

Although our management believes that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2015, we have accrued deferred consideration totaling $75.4 million, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

International Operations

As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Global Investment Management business has a significant amount of Euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which has recently seen more pronounced (and adverse) movement in the value of the Euro against the U.S. dollar. Similarly, the GWS business will also have a significant amount of its revenue and earnings denominated in foreign currencies, such as the British pound sterling and Euro. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

Our management team generally seeks to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the three months ended March 31, 2015, foreign currency translation had a $93.7 million negative impact on our total revenue and an $88.7 million positive impact on our total cost of services and operating, administrative and other expenses. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of certain foreign currencies into U.S. dollars.

During the three months ended March 31, 2015, approximately 41% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen and Singapore dollar. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended March 31,
	2015	% of total	2014	% of total
United States dollar	$1,204,395	58.6%	$987,888	53.1%
British pound sterling	357,880	17.4%	372,100	20.0%
Euro	154,768	7.5%	172,354	9.3%
Australian dollar	69,750	3.4%	63,964	3.4%
Canadian dollar	60,898	3.0%	67,755	3.6%
Indian rupee	34,125	1.7%	29,328	1.6%
Japanese yen	30,267	1.5%	34,528	1.9%
Chinese yuan	29,550	1.4%	26,277	1.4%
Singapore dollar	17,727	0.9%	22,711	1.2%
Brazilian real	11,454	0.6%	12,740	0.7%
Other currencies	81,689	4.0%	71,197	3.8%

Total revenue	$2,052,503	100.0%	$1,860,842	100.0%

We estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2015, the net impact would have been an increase in pre-tax income of $0.9 million. This hypothetical calculation estimates the impact of translating results into U.S. dollars, without giving effect to our hedging activities, and does not include an estimate of the impact a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our international operations also are subject to, among other things, political instability and changing regulatory environments, which may adversely affect our future financial condition and results of operations. Our management routinely monitors these risks and related costs and evaluates the appropriate amount of oversight to allocate towards business activities in foreign countries where such risks and costs are particularly significant.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these policies as of March 31, 2015.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2015 and 2014, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
Revenue	$2,052,503	100.0%	$1,860,842	100.0%
Costs and expenses:
Cost of services	1,290,777	62.9	1,161,460	62.4
Operating, administrative and other	531,775	25.9	528,395	28.4
Depreciation and amortization	69,846	3.4	65,203	3.5

Total costs and expenses	1,892,398	92.2	1,755,058	94.3
Gain on disposition of real estate	—	—	6,697	0.3

Operating income	160,105	7.8	112,481	6.0
Equity income from unconsolidated subsidiaries	15,451	0.8	15,000	0.8
Other income	1,087	—	4,801	0.3
Interest income	2,297	0.1	1,577	0.1
Interest expense	26,214	1.3	28,015	1.5
Write-off of financing costs	2,685	0.1	—	—

Income before provision for income taxes	150,041	7.3	105,844	5.7
Provision for income taxes	56,903	2.8	37,902	2.1

Net income	93,138	4.5	67,942	3.6
Less: Net income attributable to non-controlling interests	201	—	279	—

Net income attributable to CBRE Group, Inc.	$92,937	4.5%	$67,663	3.6%

EBITDA	$246,288	12.0%	$197,206	10.6%

EBITDA, as adjusted	$246,729	12.0%	$198,769	10.7%

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization, while amounts shown for EBITDA, as adjusted, remove the impact of certain cash and non-cash charges related to acquisitions, as well as certain carried interest incentive compensation expense. Our management believes that both of these measures are useful in evaluating our operating performance compared to that of other companies in our industry because the calculations of EBITDA and EBITDA, as adjusted, generally eliminate the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, our management uses these measures to evaluate operating performance and for other discretionary purposes, including as a significant component when measuring our operating performance under our employee incentive programs. Additionally, we believe EBITDA and EBITDA, as adjusted, are useful to investors to assist them in getting a more complete picture of our results of operations.

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

EBITDA and EBITDA, as adjusted for selected charges are calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to CBRE Group, Inc.	$92,937	$67,663
Add:
Depreciation and amortization	69,846	65,203
Interest expense	26,214	28,015
Write-off of financing costs	2,685	—
Provision for income taxes	56,903	37,902
Less:
Interest income	2,297	1,577

EBITDA	$246,288	$197,206
Adjustments:
Integration and other costs related to acquisitions	3,213	1,563
Carried interest incentive compensation	(2,772)	—

EBITDA, as adjusted	$246,729	$198,769

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

We reported consolidated net income of $92.9 million for the three months ended March 31, 2015 on revenue of $2.1 billion as compared to consolidated net income of $67.7 million on revenue of $1.9 billion for the three months ended March 31, 2014.

Our revenue on a consolidated basis for the three months ended March 31, 2015 increased by $191.7 million, or 10.3%, as compared to the three months ended March 31, 2014. This increase was primarily driven by higher worldwide property, facilities and project management fees (up 14.3%), as well as increased sales (up 21.0%) and leasing (up 12.8%) activity. An increase in commercial mortgage brokerage activity in our Americas segment (up 43.0%) also contributed to the positive variance. Foreign currency translation had a $93.7 million negative impact on total revenue during the three months ended March 31, 2015, primarily driven by weakness in the Australian dollar, British pound sterling, Canadian dollar, Euro and Japanese yen, during the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Our cost of services on a consolidated basis increased by $129.3 million, or 11.1%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Foreign currency translation had a $59.0 million positive impact on cost of services during the three months ended March 31, 2015. Cost of services as a percentage of revenue increased from 62.4% for the three months ended March 31, 2014 to 62.9% for the three months ended March 31, 2015, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the prior-year period.

Our operating, administrative and other expenses on a consolidated basis increased by $3.4 million, or 0.6%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily due to higher worldwide payroll-related costs attributable to increased headcount and higher marketing and travel costs. These increases were mostly offset by foreign currency movement, including a $29.6 million positive impact from foreign currency translation during the three months ended March 31, 2015 and $17.9 million of foreign currency transaction gains, which were primarily related to hedging activities. Operating expenses as a percentage of revenue decreased from 28.4% for the three months ended March 31, 2014 to 25.9% for the three months ended March 31, 2015, mainly due to the aforementioned foreign currency movement.

Our depreciation and amortization expense on a consolidated basis increased by $4.6 million, or 7.1%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily attributable to higher depreciation expense driven by an increase in technology-related capital expenditures.

Our gain on disposition of real estate on a consolidated basis was $6.7 million for the three months ended March 31, 2014. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis was relatively consistent at $15.5 million for the three months ended March 31, 2015 versus $15.0 million for the three months ended March 31, 2014.

Our other income on a consolidated basis was $1.1 million for the three months ended March 31, 2015 versus $4.8 million for the three months ended March 31, 2014. This activity primarily relates to net realized and unrealized gains and losses attributable to co-investments in our real estate securities business.

Our consolidated interest income was $2.3 million for the three months ended March 31, 2015 versus $1.6 million for the three months ended March 31, 2014.

Our consolidated interest expense decreased by $1.8 million, or 6.4%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a decrease in notes payable on real estate. In addition, the effects of our refinancing activities in 2014 also contributed to the positive variance. During the latter part of 2014, we completed three financing transactions, including the issuance in September 2014 and December 2014 of $300.0 million and $125.0 million, respectively, in aggregate principal amount of 5.25% senior notes due March 15, 2025 and the redemption in October 2014 of all of the then outstanding 6.625% senior notes (aggregate principal amount of $350.0 million). Additionally, in January 2015 we entered into an amended and restated credit agreement with more favorable interest rate spreads than under our prior credit agreement.

Our write-off of financing costs on a consolidated basis was $2.7 million for the three months ended March 31, 2015. These costs included the write-off of $1.7 million of unamortized deferred financing costs associated with our previous credit agreement and $1.0 million of fees incurred in connection with our replacement credit agreement.

Our provision for income taxes on a consolidated basis was $56.9 million for the three months ended March 31, 2015 as compared to $37.9 million for the three months ended March 31, 2014. This increase was driven by the significant growth in pre-tax income during the three months ended March 31, 2015. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 38.0% for the three months ended March 31, 2015 as compared to 35.9% for the three months ended March 31, 2014. This increase was largely due to an unfavorable change in our mix, with 69% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2015 as of the first quarter of 2015 as compared to 64% forecasted for 2014 as of the prior-year first quarter, partially due to lower operating performance in Europe. Additionally, during the three months ended March 31, 2014, we reversed accrued taxes, interest and penalties related to settled positions, which had a favorable impact on last year’s first quarter effective tax rate.

Our net income attributable to non-controlling interests on a consolidated basis was $0.2 million for the three months ended March 31, 2015 as compared to $0.3 million for the three months ended March 31, 2014. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
Americas
Revenue	$1,227,616	100.0%	$1,021,681	100.0%
Costs and expenses:
Cost of services	787,117	64.1	660,270	64.6
Operating, administrative and other	258,162	21.0	240,667	23.6
Depreciation and amortization	42,950	3.5	34,158	3.3

Operating income	$139,387	11.4%	$86,586	8.5%

EBITDA (1)	$187,321	15.3%	$125,762	12.3%

EMEA
Revenue	$494,024	100.0%	$518,679	100.0%
Costs and expenses:
Cost of services	362,503	73.4	371,547	71.6
Operating, administrative and other	124,895	25.3	124,533	24.1
Depreciation and amortization	14,792	3.0	17,463	3.3

Operating (loss) income	$(8,166)	(1.7)%	$5,136	1.0%

EBITDA (1)	$7,578	1.5%	$23,365	4.5%

Asia Pacific
Revenue	$208,366	100.0%	$195,643	100.0%
Costs and expenses:
Cost of services	141,157	67.7	129,643	66.3
Operating, administrative and other	56,659	27.2	57,749	29.5
Depreciation and amortization	3,846	1.9	3,068	1.6

Operating income	$6,704	3.2%	$5,183	2.6%

EBITDA (1)	$10,550	5.1%	$8,241	4.2%

Global Investment Management
Revenue	$110,224	100.0%	$112,463	100.0%
Costs and expenses:
Operating, administrative and other	73,918	67.1	84,998	75.6
Depreciation and amortization	7,611	6.9	9,366	8.3

Operating income	$28,695	26.0%	$18,099	16.1%

EBITDA (1)	$34,880	31.6%	$28,263	25.1%

Development Services
Revenue	$12,273	100.0%	$12,376	100.0%
Costs and expenses:
Operating, administrative and other	18,141	147.8	20,448	165.2
Depreciation and amortization	647	5.3	1,148	9.3
Gain on disposition of real estate	—	—	6,697	54.1

Operating loss	$(6,515)	(53.1)%	$(2,523)	(20.4)%

EBITDA (1)	$5,959	48.6%	$11,575	93.5%

(1)	See Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of segment EBITDA to the most comparable financial measure calculated and presented in accordance with GAAP, which is segment net income (loss) attributable to CBRE Group, Inc.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Americas

Revenue increased by $205.9 million, or 20.2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This improvement was primarily driven by improved leasing, sales and commercial mortgage brokerage activity, as well as higher property, facilities and project management fees. Foreign currency translation had an $11.5 million negative impact on total revenue during the three months ended March 31, 2015, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars during the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Cost of services increased by $126.8 million, or 19.2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher salaries and related costs associated with our property, facilities and project management contracts also contributed to an increase in cost of services during the three months ended March 31, 2015. Foreign currency translation had a $7.9 million positive impact on cost of services during the three months ended March 31, 2015. Cost of services as a percentage of revenue decreased to 64.1% for the three months ended March 31, 2015 from 64.6% for the three months ended March 31, 2014, primarily due to the increase in overall revenue and a shift in the mix of revenue, with transaction revenue comprising a greater portion of total revenue than in 2014.

Operating, administrative and other expenses increased by $17.5 million, or 7.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount, as well as higher marketing and travel costs, partly due to in-fill acquisitions. These increases were partially offset by foreign currency movement, including a $2.9 million positive impact from foreign currency translation during the three months ended March 31, 2015 and $18.9 million of foreign currency transaction gains, which were mostly related to hedging activities.

EMEA

Revenue decreased by $24.7 million, or 4.8%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was largely due to foreign currency translation, which had a $58.1 million negative impact on total revenue during the three months ended March 31, 2015, primarily driven by weakness in the British pound sterling and Euro when converting to U.S. dollars during the first quarter of 2015 versus the first quarter of 2014. Excluding the impact of foreign currency translation, revenue increased $33.5 million, or 6.5%, primarily driven by growth in property, facilities and project management fees, most notably in the United Kingdom and Germany.

Cost of services decreased by $9.0 million, or 2.4%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease was primarily due to foreign currency translation, which had a $41.7 million positive impact on cost of services during the three months ended March 31, 2015. This decrease was partially offset by higher professional salaries due to investments in personnel, which are expected to result in revenue generation later in the year. Higher salaries and related costs associated with our property, facilities and project management contracts also mitigated the positive impact of foreign currency translation in the current year. Cost of services as a percentage of revenue increased to 73.4% for the three months ended March 31, 2015 from 71.6% for the three months ended March 31, 2014, primarily due to the aforementioned investments in headcount as well as a shift in the mix of revenue, with transaction revenue comprising a lower portion of total revenue than in 2014.

Operating, administrative and other expenses were relatively consistent at $124.9 million for the three months ended March 31, 2015 as compared to $124.5 million for the three months ended March 31, 2014. Higher payroll-related, marketing, travel and occupancy costs were mostly offset by foreign currency translation, which had a $16.4 million positive impact on total operating expenses during the three months ended March 31, 2015.

Asia Pacific

Revenue increased by $12.7 million, or 6.5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, reflecting improved overall performance in several countries, most notably in Australia, China and India, particularly in property, facilities and project management activity. The increase was partially muted by foreign currency translation, which had a $15.8 million negative impact on total revenue during the three months ended March 31, 2015, primarily driven by weakness in the Australian dollar and Japanese yen when converting to U.S. dollars during the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Cost of services increased by $11.5 million, or 8.9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, driven by higher salaries and related costs associated with our property and facilities management contracts. This increase was partially offset by foreign currency translation, which had a $9.4 million positive impact on cost of services during the three months ended March 31, 2015. Cost of services as a percentage of revenue increased to 67.7% for the three months ended March 31, 2015 from 66.3% for the three months ended March 31, 2014, primarily driven by a shift in the mix of revenue, with transaction revenue comprising a lower portion of the total than in 2014.

Operating, administrative and other expenses decreased by $1.1 million, or 1.9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Foreign currency translation had a $4.6 million positive impact on total operating expenses during the three months ended March 31, 2015, which was mostly offset by higher payroll-related, marketing and travel costs.

Global Investment Management

Revenue decreased by $2.2 million, or 2.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was largely due to foreign currency translation, which had an $8.3 million negative impact on total revenue during the three months ended March 31, 2015, primarily driven by weakness in the British pound sterling and Euro when converting to U.S. dollars during the first quarter of 2015 versus the first quarter of 2014. Excluding the impact of foreign currency translation, revenue increased $6.0 million, or 5.4%, primarily driven by higher carried interest revenue earned in the current year.

Operating, administrative and other expenses decreased by $11.1 million, or 13.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Foreign currency translation had a $5.7 million positive impact on total operating expenses during the three months ended March 31, 2015. Lower carried interest expense incurred in the current year also contributed to the positive variance.

A rollforward of our AUM by product type for the three months ended March 31, 2015 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2015	$28.8	$37.0	$24.8	$90.6
Inflows	0.7	1.1	1.0	2.8
Outflows	(0.6)	(1.6)	(2.0)	(4.2)
Market (depreciation) appreciation	(1.8)	(1.0)	0.7	(2.1)

Balance at March 31, 2015	$27.1	$35.5	$24.5	$87.1

AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our assets under management consist of:

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

Development Services

Revenue was consistent at $12.3 million and $12.4 million for the three months ended March 31, 2015 and 2014, respectively.

Operating, administrative and other expenses decreased by $2.3 million, or 11.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease was primarily driven by lower bonuses due to lower gains on property sales in the current year.

As of March 31, 2015, development projects in process totaled $5.5 billion, up 1.8% from year-end 2014, and the inventory of pipeline deals totaled $3.6 billion, down 10.0% from year-end 2014.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2015 include up to approximately $180 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2015, we incurred $13.6 million of capital expenditures, net of tenant concessions received. As of March 31, 2015, we had committed to fund $22.0 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of March 31, 2015, we had aggregate commitments of $16.5 million to fund future co-investments in our Global Investment Management business, $9.8 million of which is expected to be funded in 2015.

On March 31, 2015, CBRE, Inc., our wholly-owned subsidiary, entered into a Purchase Agreement with JCI to acquire the GWS business of JCI. GWS is a market-leading provider of Integrated Facilities Management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price is $1.475 billion, payable in cash, with adjustments for working capital and other items. We expect to fund the acquisition through a combination of cash on hand and proceeds from the incurrence of debt. The closing of the transaction is subject to receipt of customary regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to close in the late third quarter or early fourth quarter of 2015.

We also completed three financing transactions in recent years. These occurred in March 2013, September 2014 and December 2014, respectively, where we took advantage of market conditions to refinance our debt. In addition, in January 2015, we entered into an amended and restated credit agreement providing for a $500.0 million tranche A term loan facility (in addition to a $2.6 billion revolving credit facility). We historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may again seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at interest rates, maturities and terms we would deem attractive.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually, an amount to fund pension cost as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested and, if these investments do not perform in the future as well as we expect, we will be required to provide additional funding to cover any shortfall. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $87.2 million and $92.9 million at March 31, 2015 and December 31, 2014, respectively. We expect to contribute a total of $6.4 million to fund our pension plans for the year ending December 31, 2015, of which $1.9 million was funded as of March 31, 2015.

The third long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2015 and December 31, 2014, we had accrued for $75.4 million and $125.2 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $179.9 million for the three months ended March 31, 2015, a decrease of $90.1 million as compared to the three months ended March 31, 2014. The decrease in cash used in operating activities in the current year was primarily due to a decrease in receivables, lower net payments to vendors and lower income taxes paid in the current year. These items were partially offset by higher bonuses and commissions paid in the current year.

Investing Activities

Net cash used in investing activities totaled $106.8 million for the three months ended March 31, 2015, an increase of $103.3 million as compared to the three months ended March 31, 2014. This variance was primarily driven by a greater amount paid for acquisitions in the current year. An increase in restricted cash in the first quarter of 2015 versus a decrease in restricted cash during the first quarter of 2014 also contributed to the variance.

Financing Activities

Net cash used by financing activities totaled $60.4 million for the three months ended March 31, 2015 as compared to net cash provided by financing activities of $208.3 million for the three months ended March 31, 2014. This variance was primarily due to the repayment of $645.6 million of senior secured term loans under our previous credit agreement, partially offset by the establishment of $500.0 million of new senior secured term loans under our new credit agreement, both of which occurred in the current year. In addition, lower net borrowings under our revolving credit facility in the current year also contributed to the variance.

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

Since 2001, we have maintained credit facilities to fund strategic acquisitions and to provide for our working capital needs. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse Group AG, or CS, as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the previously outstanding balance on our revolving credit facility under the 2013 Credit Agreement.

Our 2015 Credit Agreement currently provides for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; and (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which begin on June 30, 2015 and continue through maturity on January 9, 2020.

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the United States, with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either the applicable fixed rate plus 1.175% to 1.50% or the daily rate plus 0.175% to 0.50% as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement). As of March 31, 2015, we had $110.0 million of revolving credit facility principal outstanding under the 2015 Credit Agreement with a related weighted average annual interest rate of 2.7%, which was included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2015, letters of credit totaling $4.0 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2014, we had $4.8 million of revolving credit facility principal outstanding under the 2013 Credit Agreement with a related weighted average annual interest rate of 1.4%, which was included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Borrowings under the tranche A term loan facility under the 2015 Credit Agreement as of March 31, 2015 bear interest, based on our option, on either the applicable fixed rate plus 1.375% to 1.85% or the daily rate plus 0.375% to 0.85%, as determined by reference to our ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement). As of March 31, 2015, we had $500.0 million of term loan facility principal outstanding under the 2015 Credit Agreement, which was included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of December 31, 2014, we had $645.6 million of term loan facilities principal outstanding (including $434.4 million of tranche A term loan facility and $211.2 million of tranche B term loan facility) under the 2013 Credit Agreement, which are also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

As of March 10, 2015, we obtained Investment Grade Status (as defined in the 2015 Credit Agreement). As such, upon delivery of our first quarter 2015 compliance certificate (due within 45 days following the end of such quarter), borrowings under the revolving credit facility will bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). Borrowings under the tranche A term loan facility will bear interest, based on our option, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement).

The 2015 Credit Agreement is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Borrowings under the 2015 Credit Agreement are secured by a pledge of substantially all of the capital stock of our U.S. subsidiaries and 65.0% of the capital stock of certain non-U.S. subsidiaries, in each case, held by us and the U.S. guarantor subsidiaries. Also, the 2015 Credit Agreement requires us to pay a fee based on the total amount of the unused revolving credit facility commitment.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, the fair values of such interest rate swap agreements were reflected as a $28.5 million liability and a $26.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On September 26, 2014, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, which began on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $426.8 million at both March 31, 2015 and December 31, 2014.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, which began on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $800.0 million at both March 31, 2015 and December 31, 2014.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes and 5.25% senior notes contain numerous restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 13.02x for the trailing twelve months ended March 31, 2015 and our leverage ratio of total debt less available cash to EBITDA was 1.23x as of March 31, 2015. We may from time to time, in our sole discretion, look for opportunities to refinance or reduce our outstanding debt under our 2015 Credit Agreement and under our 5.00% senior notes and 5.25% senior notes.

We had short-term borrowings of $1.2 billion and $506.1 million as of March 31, 2015 and December 31, 2014, respectively, with related weighted average interest rates of 1.9% and 1.8%, respectively, which are included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $5.0 million revolving credit note, bears interest at 0.25% per year and has a maturity date of May 31, 2015. As of March 31, 2015 and December 31, 2014, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% per year and has a maturity date of April 30, 2016. As of March 31, 2015 and December 31, 2014, there were no amounts outstanding under this agreement.

On August 19, 2008, we entered into a $15.0 million uncommitted facility with First Tennessee Bank for the purpose of purchasing investments, which included cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this facility were not made generally available to us, but instead were held in a collateral account maintained by First Tennessee Bank. This agreement provided for a $4.0 million credit line, bore interest at 0.25% per year and expired on August 31, 2014.

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

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $400.0 million line of credit and bears interest at the daily one-month LIBOR plus 1.60%. A portion of the line of credit totaling $200.0 million matured on May 7, 2015. The remainder, or $200.0 million, has a maturity date of May 27, 2015.

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

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement currently provides for a $200.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 1.55% and has a maturity date of July 29, 2015. On March 31, 2015, the line was temporarily increased from $200.0 million to $310.0 million, with such increase expiring on May 29, 2015.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement has been amended and currently provides for a $15.0 million secured revolving line of credit, bears interest at daily one-month LIBOR plus 2.75% and has a maturity date of March 15, 2016.

During the three months ended March 31, 2015, we had a maximum of $1.1 billion of warehouse lines of credit principal outstanding. As of March 31, 2015 and December 31, 2014, we had $1.1 billion and $501.2 million, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $1.1 billion and $506.3 million of mortgage loans held for sale (warehouse receivables), as of March 31, 2015 and December 31, 2014, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which were also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $10.6 billion at March 31, 2015. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $91.4 million at March 31, 2015. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2015 and December 31, 2014, CBRE MCI had a $32.0 million and a $29.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $18.7 million and $16.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $855.6 million (including $710.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2015.

We had outstanding letters of credit totaling $43.3 million as of March 31, 2015, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $32.0 million referred to in the preceding paragraph represented the majority of the $43.3 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through December 2015.

We had guarantees totaling $17.4 million as of March 31, 2015, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and operating leases. The $17.4 million primarily represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2018, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2015, we had numerous completion and budget guarantees relating to development projects. These guarantees are made by us in the ordinary course of our Development Services business. Each of these guarantees requires us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally have “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of March 31, 2015, we had aggregate commitments of $16.5 million to fund future co-investments, $9.8 million of which is expected to be funded in 2015. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2015, we had committed to fund $22.0 million of additional capital to these unconsolidated subsidiaries, which we may be required to fund at any time.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under accounting principles generally accepted in the United States, or GAAP, when it becomes effective on January 1, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 offers updated consolidation evaluation criteria and may require additional disclosures. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of ASU 2015-02 will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and requires the use of the retrospective method. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated financial position.

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

•

changes in domestic and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, currency controls and other trade control laws), particularly in Russia, Eastern Europe and the Middle East, due to the level of political instability in those regions;

•	foreign currency fluctuations;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•

integration challenges arising out of our pending acquisition of the GWS business and other companies we may acquire (including our ability to close the GWS acquisition and the timing of that closing), and our ability to achieve expected cost synergies relating to those acquisitions;

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

•

our leverage and our ability to perform under our credit facilities, indentures and other debt instruments, including additional debt that we may incur in connection with the acquisition of the GWS business;

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies”, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2014, in particular in “Part II, Item 1A, Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply the “Derivatives and Hedging” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 815) when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. During the three months ended March 31, 2015, approximately 41% of our business was transacted in local currencies of foreign countries, the majority of which includes the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen and Singapore dollar. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.

In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, Canadian dollars, Japanese yen, Euros, and British pound sterling covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net gains of $18.4 million from foreign currency exchange forward contracts for the three months ended March 31, 2015. The net impact on earnings resulting from gains and/or losses associated with these contracts during the three months ended March 31, 2014 was not significant. As of March 31, 2015, we had 44 foreign currency exchange forward contracts outstanding covering a notional amount of $257.5 million. As of March 31, 2015, the fair value of forward contracts with four counterparties aggregated to a $16.6 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of March 31, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations set forth in Item 1 of this Quarterly Report on Form 10-Q were net gains of $0.4 million for the three months ended March 31, 2015 resulting from net gains on these foreign currency exchange option and forward contracts. The net impact on earnings resulting from gains and/or losses associated with these contracts during the three months ended March 31, 2014 was not significant. As of March 31, 2015, we had four foreign currency exchange option and forward contracts outstanding covering a notional amount of $35.9 million. As of March 31, 2015, the fair value of forward contracts with one counterparty aggregated to a $1.2 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this

Quarterly Report. As of March 31, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.2 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior secured term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the fair values of such interest rate swap agreements were reflected as a $28.5 million liability and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior secured term loans was approximately $500.0 million at March 31, 2015. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 5.25% senior notes were $832.0 million and $457.9 million, respectively, at March 31, 2015.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at March 31, 2015, the net impact of the additional interest cost would be a decrease of $0.8 million on pre-tax income and an increase of $0.8 million on cash used in operating activities for the three months ended March 31, 2015.

We also have $43.2 million of notes payable on real estate as of March 31, 2015. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.05 million for the three months ended March 31, 2015. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations set forth in Item 1 of this Quarterly Report on Form 10-Q were net gains of $4.0 million for the three months ended March 31, 2015, resulting from gains on these loan commitments. The net impact on earnings resulting from gains and/or losses associated with these loan commitments during the three months ended March 31, 2014 was not significant. As of March 31, 2015, the fair value of such contracts with three counterparties aggregated to a $4.0 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of the end of the period covered by this quarterly report to accomplish their objectives at the reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

With the exception of the following, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

We may not realize the anticipated benefits from the acquisition of Global WorkPlace Solutions (GWS).

We entered into an agreement to acquire the GWS business with the expectation that it would result in various benefits to our business, including increased and more stable revenues, a strengthened market position, cross-selling opportunities, cost synergies, tax benefits and accretion to our adjusted earnings per share. Achieving these benefits is subject to a number of uncertainties, including the extent to which GWS’ clients continue to use us as their service provider, whether we can successfully close the acquisition and integrate the business, and whether we can finance the acquisition on the terms expected. If our expectations are inaccurate, this could result in, among other things, increased costs, decreases in the amount of expected revenues and earnings and diversion of our management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.

The closing of the GWS acquisition is conditioned upon, among other things, approval of regulatory authorities in the United States, Europe, Latin America and Asia. Although we expect to close the acquisition in the late third or early fourth quarter of 2015, we provide no assurance that we will do so successfully or on that expected timing. Any delay in closing the GWS acquisition could diminish its anticipated benefits and result in additional transaction costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may repurchase shares awarded to grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. The following table presents information with respect to the repurchased shares relating thereto during each calendar month within the fiscal quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2015 – January 31, 2015	—	$—
February 1, 2015 – February 28, 2015	—	$—
March 1, 2015 – March 31, 2015	147,121	$34.21

Total	147,121	$34.21

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

2.1	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between CBRE, Inc. and Johnson Controls, Inc.	8-K	001-32205	2.1		4/3/2015

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1		11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2		10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1		4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3		7/30/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

	Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	5/10/2013

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(c)	Second Supplemental Indenture, dated as April 10, 2013 among CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(d)	Form of 5.00% Senior Notes due 2013 (included in Exhibit 4.3(b))	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(e)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

4.3(f)	Second Supplemental Indenture, dated as of September 24, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	8-K	001-32205	4.1		9/26/2014

4.3(g)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.3(f))	8-K	001-32205	4.2		9/26/2014

4.3(h)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

4.3(i)	Third Supplemental Indenture, dated as of December 12, 2014, among the CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

	and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1	12/12/2014

10.1	Second Amended and Restated Credit Agreement, dated as of January 9, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	10.1	1/13/2015

10.2(a)	Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among CBRE Group, Inc., CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent	8-K	001-32205	10.2	1/13/2015

10.2(b)	Form of Supplement among the Company, CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent to the Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among the Company, CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (included in Exhibit 10.2(a))	8-K	001-32205	10.2	1/13/2015

10.3	CBRE Group, Inc. Change in Control and Severance Plan for Senior Management+		001-32205	10.1	3/27/2015

10.4	Form of Designation Letter for the CBRE Group, Inc. Change in Control and Severance Plan for Senior Management (included in Exhibit 10.3)+		001-32205	10.2	3/27/2015

11	Statement concerning Computation of Per Share Earnings (filed as Note 12 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CBRE GROUP, INC.

Date: May 11, 2015	/S/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: May 11, 2015	/S/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)