Form 10-Q
period 2015-06-30
CBRE GROUP, INC.
filed 2015-08-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of Class A common stock outstanding at July 31, 2015 was 333,179,917.

FORM 10-Q

June 30, 2015

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$336,422	$740,884
Restricted cash	66,011	28,090
Receivables, less allowance for doubtful accounts of $44,060 and $41,831 at June 30, 2015 and December 31, 2014, respectively	1,604,620	1,736,229
Warehouse receivables	750,816	506,294
Trading securities	68,553	62,804
Income taxes receivable	49,995	12,709
Prepaid expenses	154,460	142,719
Deferred tax assets, net	204,858	205,866
Real estate and other assets held for sale	1,899	3,845
Available for sale securities	1,129	663
Other current assets	104,193	84,401

Total Current Assets	3,342,956	3,524,504
Property and equipment, net	484,032	497,926
Goodwill	2,313,819	2,333,821
Other intangible assets, net of accumulated amortization of $520,767 and $463,400 at June 30, 2015 and December 31, 2014, respectively	806,102	802,360
Investments in unconsolidated subsidiaries	222,539	218,280
Real estate under development	13,868	4,630
Real estate held for investment	21,217	37,129
Available for sale securities	58,123	59,512
Other assets, net	197,603	168,943

Total Assets	$7,460,259	$7,647,105

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$764,524	$827,530
Compensation and employee benefits payable	577,967	623,814
Accrued bonus and profit sharing	421,108	788,858
Short-term borrowings:
Warehouse lines of credit	743,592	501,185
Revolving credit facility	—	4,840
Other	895	25

Total short-term borrowings	744,487	506,050
Current maturities of long-term debt	13,894	42,407
Notes payable on real estate	1,625	23,229
Other current liabilities	71,169	63,746

Total Current Liabilities	2,594,774	2,875,634
Long-Term Debt:
5.00% senior notes	800,000	800,000
Senior term loans	484,375	605,963
5.25% senior notes	426,774	426,813
Other long-term debt	7	26

Total Long-Term Debt	1,711,156	1,832,802
Notes payable on real estate	23,194	19,614
Deferred tax liabilities, net	167,294	149,233
Non-current tax liabilities	48,869	46,003
Pension liability	91,028	92,923
Other liabilities	320,416	329,498

Total Liabilities	4,956,731	5,345,707
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 333,100,934 and 332,991,031 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,331	3,330
Additional paid-in capital	1,067,934	1,039,425
Accumulated earnings	1,759,061	1,541,095
Accumulated other comprehensive loss	(370,734)	(324,020)

Total CBRE Group, Inc. Stockholders’ Equity	2,459,592	2,259,830
Non-controlling interests	43,936	41,568

Total Equity	2,503,528	2,301,398

Total Liabilities and Equity	$7,460,259	$7,647,105

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,390,506	$2,126,806	$4,443,009	$3,987,648

Costs and expenses:
Cost of services	1,487,974	1,314,473	2,778,751	2,475,933
Operating, administrative and other	610,158	566,202	1,141,933	1,094,597
Depreciation and amortization	70,605	63,295	140,451	128,498

Total costs and expenses	2,168,737	1,943,970	4,061,135	3,699,028
Gain on disposition of real estate	6,986	23,170	6,986	29,867

Operating income	228,755	206,006	388,860	318,487
Equity income from unconsolidated subsidiaries	6,693	9,264	22,144	24,264
Other (loss) income	(1,069)	6,364	18	11,165
Interest income	1,402	1,146	3,699	2,723
Interest expense	26,154	28,470	52,368	56,485
Write-off of financing costs	—	—	2,685	—

Income before provision for income taxes	209,627	194,310	359,668	300,154
Provision for income taxes	76,474	64,111	133,377	102,013

Net income	133,153	130,199	226,291	198,141
Less: Net income attributable to non-controlling interests	8,124	24,735	8,325	25,014

Net income attributable to CBRE Group, Inc.	$125,029	$105,464	$217,966	$173,127

Basic income per share attributable to CBRE Group, Inc.	$0.38	$0.32	$0.66	$0.52

Weighted average shares outstanding for basic income per share	331,999,935	330,133,061	331,988,489	330,084,525

Diluted income per share attributable to CBRE Group, Inc.	$0.37	$0.32	$0.65	$0.52

Weighted average shares outstanding for diluted income per share	336,154,524	333,918,620	335,926,626	333,634,342

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$133,153	$130,199	$226,291	$198,141
Other comprehensive income (loss):
Foreign currency translation gain (loss)	57,508	24,873	(47,912)	36,446
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,809	1,826	3,604	3,626
Unrealized gains (losses) on interest rate swaps and interest rate caps, net of tax	263	(2,810)	(2,511)	(4,314)
Unrealized holding gains (losses) on available for sale securities, net of tax	237	(1,294)	71	(856)
Other, net	16	(140)	18	135

Total other comprehensive income (loss)	59,833	22,455	(46,730)	35,037

Comprehensive income	192,986	152,654	179,561	233,178
Less: Comprehensive income attributable to non-controlling interests	8,141	24,738	8,309	25,023

Comprehensive income attributable to CBRE Group, Inc.	$184,845	$127,916	$171,252	$208,155

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$226,291	$198,141
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	140,451	128,498
Amortization and write-off of financing costs	7,264	3,645
Gain on sale of loans, servicing rights and other assets	(74,135)	(33,277)
Net realized and unrealized gains from investments	(18)	(11,165)
Gain on disposition of real estate held for investment	(6,488)	(23,028)
Equity income from unconsolidated subsidiaries	(22,144)	(24,264)
Provision for doubtful accounts	4,412	4,507
Deferred income taxes	(2,410)	(7,884)
Compensation expense related to equity awards	29,132	24,471
Incremental tax benefit from stock options exercised	(1,078)	(2,158)
Distribution of earnings from unconsolidated subsidiaries	13,174	9,297
Tenant concessions received	6,262	6,199
Purchase of trading securities	(42,653)	(35,728)
Proceeds from sale of trading securities	35,596	32,786
Decrease (increase) in receivables	113,769	(123,958)
Increase in prepaid expenses and other assets	(43,118)	(21,841)
(Increase) decrease in real estate held for sale and under development	(3,417)	4,438
Decrease in accounts payable and accrued expenses	(9,767)	(62,939)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(390,333)	(223,419)
Increase in income taxes receivable/payable	(14,125)	(72,131)
(Decrease) increase in other liabilities	(4,971)	10,820
Other operating activities, net	(3,885)	(4,994)

Net cash used in operating activities	(42,191)	(223,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,388)	(53,605)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(94,975)	(29,777)
Contributions to unconsolidated subsidiaries	(27,571)	(25,440)
Distributions from unconsolidated subsidiaries	27,269	22,847
Net proceeds from disposition of real estate held for investment	—	68,183
Additions to real estate held for investment	(1,411)	(5,144)
Proceeds from the sale of servicing rights and other assets	12,615	12,820
(Increase) decrease in restricted cash	(38,678)	14,201
Purchase of available for sale securities	(23,453)	(41,466)
Proceeds from the sale of available for sale securities	24,563	35,056
Other investing activities, net	1,192	327

Net cash used in investing activities	(170,837)	(1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	500,000	—
Repayment of senior term loans	(648,738)	(19,825)
Proceeds from revolving credit facility	831,000	1,154,568
Repayment of revolving credit facility	(835,512)	(962,315)
Proceeds from notes payable on real estate held for investment	—	3,575
Repayment of notes payable on real estate held for investment	(776)	(22,990)
Proceeds from notes payable on real estate held for sale and under development	4,404	4,885
Repayment of notes payable on real estate held for sale and under development	—	(32,984)
Proceeds from short-term borrowings, net	569	6,538
Shares repurchased for payment of taxes on equity awards	(5,113)	(15)
Proceeds from exercise of stock options	3,214	2,209
Incremental tax benefit from stock options exercised	1,078	2,158
Non-controlling interests contributions	4,405	574
Non-controlling interests distributions	(10,637)	(24,120)
Payment of financing costs	(22,225)	(104)
Other financing activities, net	(2,138)	(1,431)

Net cash (used in) provided by financing activities	(180,469)	110,723
Effect of currency exchange rate changes on cash and cash equivalents	(10,965)	5,213

NET DECREASE IN CASH AND CASH EQUIVALENTS	(404,462)	(110,046)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	740,884	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$336,422	$381,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,123	$51,214

Income tax payments, net	$148,011	$182,315

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2014	$3,330	$1,039,425	$1,541,095	$(324,020)	$41,568	$2,301,398
Net income	—	—	217,966	—	8,325	226,291
Stock options exercised (including tax benefit)	2	4,290	—	—	—	4,292
Compensation expense for equity awards	—	29,132	—	—	—	29,132
Shares repurchased for payment of taxes on equity awards	(1)	(5,112)	—	—	—	(5,113)
Foreign currency translation loss	—	—	—	(47,896)	(16)	(47,912)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	3,604	—	3,604
Unrealized losses on interest rate swaps, net of tax	—	—	—	(2,511)	—	(2,511)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	71	—	71
Contributions from non-controlling interests	—	—	—	—	4,405	4,405
Distributions to non-controlling interests	—	—	—	—	(10,637)	(10,637)
Other	—	199	—	18	291	508

Balance at June 30, 2015	$3,331	$1,067,934	$1,759,061	$(370,734)	$43,936	$2,503,528

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), have been prepared in accordance with the rules applicable to Quarterly Reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Certain reclassifications have been made to the 2014 financial statements to conform with the 2015 presentation.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2014.

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under accounting principles generally accepted in the United States, or GAAP, when it becomes effective on January 1, 2018. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

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

3. Acquisition of Global WorkPlace Solutions

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

The venture did not provide any financial support to the Entities during the six months ended June 30, 2014. The assets of the Entities were the sole collateral for the mortgage notes payable and other liabilities of the Entities and, as such, the creditors and equity investors of these Entities had no recourse to our assets held outside of these Entities.

Operating results relating to the Entities for the three and six months ended June 30, 2014 included the following (dollars in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$1,459	$3,561
Operating, administrative and other expenses	$1,355	$2,588
Gain on disposition of real estate	$23,028	$23,028
Net income attributable to non-controlling interests	$22,202	$21,724

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We also hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2015 and December 31, 2014, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Investments in unconsolidated subsidiaries	$22,263	$26,353
Other assets, current	3,523	3,337
Co-investment commitments	200	200

Maximum exposure to loss	$25,986	$29,890

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015
	Fair Value Measured and Recorded Using			Total
	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. treasury securities	$4,553	$—	$—	$4,553
Debt securities issued by U.S. federal agencies	—	6,469	—	6,469
Corporate debt securities	—	18,418	—	18,418
Asset-backed securities	—	3,023	—	3,023
Collateralized mortgage obligations	—	1,910	—	1,910

Total debt securities	4,553	29,820	—	34,373
Equity securities	24,879	—	—	24,879

Total available for sale securities	29,432	29,820	—	59,252
Trading securities	68,553	—	—	68,553
Warehouse receivables	—	750,816	—	750,816
Loan commitments	—	—	6,569	6,569
Foreign currency exchange forward contracts	—	7,127	—	7,127

Total assets at fair value	$97,985	$787,763	$6,569	$892,317

Liabilities
Interest rate swaps	$—	$25,106	$—	$25,106
Securities sold, not yet purchased	3,472	—	—	3,472
Foreign currency exchange forward contracts	—	5,061	—	5,061

Total liabilities at fair value	$3,472	$30,167	$—	$33,639

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	As of December 31, 2014
	Fair Value Measured and Recorded Using			Total
	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. treasury securities	$4,813	$—	$—	$4,813
Debt securities issued by U.S. federal agencies	—	6,690	—	6,690
Corporate debt securities	—	16,664	—	16,664
Asset-backed securities	—	3,755	—	3,755
Collateralized mortgage obligations	—	1,959	—	1,959

Total debt securities	4,813	29,068	—	33,881
Equity securities	26,294	—	—	26,294

Total available for sale securities	31,107	29,068	—	60,175
Trading securities	62,804	—	—	62,804
Warehouse receivables	—	506,294	—	506,294
Loan commitments	—	—	2,372	2,372
Foreign currency exchange forward contracts	—	1,235	—	1,235

Total assets at fair value	$93,911	$536,597	$2,372	$632,880

Liabilities
Interest rate swaps	$—	$26,895	$—	$26,895
Securities sold, not yet purchased	1,830	—	—	1,830
Foreign currency exchange forward contracts	—	1,397	—	1,397

Total liabilities at fair value	$1,830	$28,292	$—	$30,122

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2015 and 2014.

The following table provides additional information about fair value measurements for the Level 3 assets for the six months ended June 30, 2015 (dollars in thousands):

Balance at January 1, 2015	$2,372
Net gains included in earnings	10,584
Settlements	(6,387)
Transfers into (out of) Level 3	—

Ending balance at June 30, 2015	$6,569

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

Senior Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $496.9 million and $645.1 million at June 30, 2015 and December 31, 2014, respectively. Their actual carrying value totaled $496.9 million and $645.6 million at June 30, 2015 and December 31, 2014, respectively (see Note 11).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $810.0 million and $818.0 million at June 30, 2015 and December 31, 2014, respectively. Their actual carrying value totaled $800.0 million at both June 30, 2015 and December 31, 2014.

5.25% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.25% senior notes was $439.9 million and $439.7 million at June 30, 2015 and December 31, 2014, respectively. Their actual carrying value totaled $426.8 million at both June 30, 2015 and December 31, 2014.

Notes Payable on Real Estate: As of June 30, 2015 and December 31, 2014, the carrying value of our notes payable on real estate was $24.8 million and $42.8 million, respectively (see Note 10). These borrowings generally have floating interest rates at spreads added to a market rate index. It is likely that some portion of our notes payable on real estate have fair values lower than actual carrying values. Given the cost involved in estimating their fair value, we determined it was not practicable to do so. Additionally, these notes payable were not recourse to us as of June 30, 2015 or December 31, 2014.

6. Derivative Financial Instruments

We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of our debt funding and by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known but uncertain cash amounts, the value of which are determined by interest rates. Our

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. We do not net derivatives on our balance sheet. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2015 and 2014. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We reclassified $3.0 million and $5.9 million for the three and six months ended June 30, 2015, respectively, and $3.0 million and $5.9 million for the three and six months ended June 30, 2014, respectively, from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $11.0 million will be reclassified from accumulated other comprehensive loss to interest expense. In addition, we recorded net gains of $0.4 million and net losses of $4.1 million for the three and six months ended June 30, 2015, respectively, and net losses of $4.6 million and $7.2 million for the three and six months ended June 30, 2014, respectively, to other comprehensive income/loss in relation to such interest rate swap agreements. As of June 30, 2015 and December 31, 2014, the fair values of such interest rate swap agreements were reflected as a $25.1 million liability and a $26.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

Additionally, our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen, covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations were net losses of $11.1 million and net gains of $7.3 million from foreign currency exchange forward contracts for the three and six months ended June 30, 2015, respectively, and net losses of $3.4 million from foreign currency exchange forward contracts for both the three and six months ended June 30, 2014. As of June 30, 2015, we had 83 foreign currency exchange forward contracts outstanding covering a notional amount of $367.7 million. As of June 30, 2015, the fair value of forward contracts with five counterparties aggregated to a $7.1 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of June 30, 2015, the fair value of forward contracts with six counterparties aggregated to a $4.6 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.5 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with four counterparties aggregated to a $1.3 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations were net losses of $0.6 million and $0.2 million for the three and six months ended June 30, 2015 resulting from net losses on these foreign currency exchange option and forward contracts. The net impact on earnings resulting from gains and/or losses associated with these contracts during the three and six months ended June 30, 2014 was not significant. As of June 30, 2015, we had four foreign currency exchange option and forward contracts outstanding covering a notional amount of $33.0 million. As of June 30, 2015, the fair value of forward contracts with two counterparties aggregated to a $0.5 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.8 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations were net gains of $6.6 million and $10.6 million for the three and six months ended June 30, 2015, respectively, resulting from these loan commitments. The net impact on earnings resulting from gains and/or losses associated with these loan commitments during the three and six months ended June 30, 2014 was not significant. As of June 30, 2015, the fair value of such contracts with three counterparties aggregated to a $6.6 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of such contracts with three counterparties aggregated to a $2.4 million asset position, which was included in other current assets in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Global Investment Management:
Revenue	$251,172	$191,913	$506,899	$426,248
Operating loss	$(109,353)	$(150,306)	$(80,726)	$(321,899)
Net loss	$(188,240)	$(93,821)	$(231,196)	$(253,972)
Development Services:
Revenue	$10,316	$8,399	$19,575	$22,835
Operating income	$2,301	$1,945	$41,348	$18,407
Net (loss) income	$(149)	$128	$37,487	$15,211
Other:
Revenue	$45,979	$46,377	$73,566	$71,582
Operating income	$11,105	$11,677	$14,631	$13,344
Net income	$11,264	$11,698	$14,901	$13,386
Total:
Revenue	$307,467	$246,689	$600,040	$520,665
Operating loss	$(95,947)	$(136,684)	$(24,747)	$(290,148)
Net loss	$(177,125)	$(81,995)	$(178,808)	$(225,375)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Real estate and other assets held for sale and related liabilities were as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Assets:
Real estate held for sale (see Note 9)	$1,899	$3,840
Other current assets	—	5

Total real estate and other assets held for sale	1,899	3,845

Liabilities:
Accounts payable and accrued expenses	13	61

Total liabilities related to real estate and other assets held for sale	13	61

Net real estate and other assets held for sale	$1,886	$3,784

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

	June 30, 2015	December 31, 2014
Real estate included in assets held for sale (see Note 8)	$1,899	$3,840
Real estate under development (non-current)	13,868	4,630
Real estate held for investment (1)	21,217	37,129

Total real estate (2)	$36,984	$45,599

(1)	Net of accumulated depreciation of $10.1 million and $12.3 million at June 30, 2015 and December 31, 2014, respectively.
(2)	Includes balances for lease intangibles of $0.1 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively. We record lease intangibles upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income.

10. Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Current portion of notes payable on real estate	$1,625	$23,229
Notes payable on real estate, non-current portion	23,194	19,614

Total notes payable on real estate	$24,819	$42,843

At both June 30, 2015 and December 31, 2014, none of our notes payable on real estate was recourse to us, but was recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse AG (CS) as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the balance on our revolving credit facility under the 2013 Credit Agreement.

The 2015 Credit Agreement is now an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of June 30, 2015, the 2015 Credit Agreement provides for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; and (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020.

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the United States (U.S.), with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). The 2015 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused) and as of June 30, 2015, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2014, we had $4.8 million of revolving credit facility principal outstanding under the 2013 Credit Agreement with a related weighted average annual interest rate of 1.4%, which was included in short-term borrowings in the accompanying consolidated balance sheets.

Borrowings under the tranche A term loan facility under the 2015 Credit Agreement as of June 30, 2015 bear interest, based on our option, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). As of June 30, 2015, we had $496.9 million of term loan facility principal outstanding under the 2015 Credit Agreement, which was included in the accompanying consolidated balance sheets. As of December 31, 2014, we had $645.6 million of term loan facilities principal outstanding (including $434.4 million of tranche A term loan facility and $211.2 million of tranche B term loan facility) under the 2013 Credit Agreement, which are also included in the accompanying consolidated balance sheets.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 13.74x for the trailing twelve months ended June 30, 2015 and our leverage ratio of total debt less available cash to EBITDA was 1.15x as of June 30, 2015.

12. Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. We believe that any losses in excess of the amounts accrued therefor as liabilities on our financial statements are unlikely to be significant, but litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Federal National Mortgage Association (Fannie Mae), under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in select cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $11.3 billion at June 30, 2015. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $51.6 million at June 30, 2015. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2015 and December 31, 2014, CBRE MCI had a $32.0 million and a $29.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $19.9 million and $16.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $267.0 million (including $112.7 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2015.

We had outstanding letters of credit totaling $41.4 million as of June 30, 2015, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $32.0 million referred to in the preceding paragraph represented the majority of the $41.4 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2016.

We had guarantees totaling $19.9 million as of June 30, 2015, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $19.9 million primarily represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2018, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2015, we had numerous non-recourse carveout, completion and budget guarantees relating to development projects. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2015, we had aggregate commitments of $20.7 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2015, we had committed to fund $20.6 million of additional capital to these unconsolidated subsidiaries.

13. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$125,029	$105,464	$217,966	$173,127
Weighted average shares outstanding for basic income per share	331,999,935	330,133,061	331,988,489	330,084,525

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.38	$0.32	$0.66	$0.52

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$125,029	$105,464	$217,966	$173,127
Weighted average shares outstanding for basic income per share	331,999,935	330,133,061	331,988,489	330,084,525
Dilutive effect of contingently issuable shares	3,913,275	3,360,227	3,678,940	3,120,170
Dilutive effect of stock options	241,314	425,332	259,197	429,647

Weighted average shares outstanding for diluted income per share	336,154,524	333,918,620	335,926,626	333,634,342

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.37	$0.32	$0.65	$0.52

For both the three and six months ended June 30, 2015, 47,082 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

dilutive effect. For both the three and six months ended June 30, 2014, 10,503 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Net periodic pension cost (benefit) consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$3,686	$4,477	$7,427	$8,908
Expected return on plan assets	(4,547)	(5,857)	(9,159)	(11,653)
Amortization of unrecognized net loss	1,016	668	2,047	1,330

Net periodic pension cost (benefit)	$155	$(712)	$315	$(1,415)

With respect to these pension plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. We contributed $1.5 million and $3.4 million to fund our pension plans during the three and six months ended June 30, 2015, respectively. We expect to contribute a total of $6.3 million to fund our pension plans for the year ending December 31, 2015.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Americas	$1,434,489	$1,235,720	$2,662,105	$2,257,401
EMEA	585,714	510,987	1,079,738	1,029,666
Asia Pacific	261,828	241,214	470,194	436,857
Global Investment Management	94,053	126,314	204,277	238,777
Development Services	14,422	12,571	26,695	24,947

	$2,390,506	$2,126,806	$4,443,009	$3,987,648

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EBITDA
Americas	$203,411	$169,404	$390,732	$295,166
EMEA	47,810	27,369	55,388	50,734
Asia Pacific	28,154	23,765	38,704	32,006
Global Investment Management	16,304	38,129	51,184	66,392
Development Services	1,181	1,527	7,140	13,102

	$296,860	$260,194	$543,148	$457,400

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

We generally use EBITDA to evaluate operating performance and for other discretionary purposes, and we believe that this measure provides a more complete understanding of ongoing operations, enhances comparability of current results to prior periods and may be useful for investors to analyze our financial performance because EBITDA eliminates the impact of selected charges that may obscure trends in the underlying performance of our business. We further believe that investors may find EBITDA useful in evaluating our operating performance compared to that of other companies in our industry because EBITDA calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending. EBITDA may vary for different companies for reasons unrelated to overall operating performance.

EBITDA is not intended to be a measure of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. EBITDA may also differ from the amount calculated under similarly titled definitions in our debt agreements, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas
Net income attributable to CBRE Group, Inc.	$96,857	$92,304	$192,059	$162,770
Add:
Depreciation and amortization	44,591	35,187	87,541	69,345
Interest expense (income), net	4,247	(226)	7,793	8,960
Write-off of financing costs	—	—	2,685	—
Royalty and management service expense (income)	2,370	(2,843)	2,478	(3,707)
Provision for income taxes	55,346	44,982	98,176	57,798

EBITDA	$203,411	$169,404	$390,732	$295,166

EMEA
Net income (loss) attributable to CBRE Group, Inc.	$19,929	$(6,967)	$1,443	$(13,957)
Add:
Depreciation and amortization	14,607	15,319	29,399	32,782
Interest expense, net	11,375	17,184	22,822	24,343
Royalty and management service income	(4,975)	(3,070)	(6,192)	(6,955)
Provision for income taxes	6,874	4,903	7,916	14,521

EBITDA	$47,810	$27,369	$55,388	$50,734

Asia Pacific
Net income attributable to CBRE Group, Inc.	$10,949	$8,246	$13,608	$4,002
Add:
Depreciation and amortization	3,783	3,371	7,629	6,439
Interest expense, net	991	768	1,889	1,103
Royalty and management service expense	1,586	4,623	1,649	8,262
Provision for income taxes	10,845	6,757	13,929	12,200

EBITDA	$28,154	$23,765	$38,704	$32,006

Global Investment Management
Net (loss) income attributable to CBRE Group, Inc.	$(2,688)	$12,234	$8,020	$15,062
Add:
Depreciation and amortization	7,061	8,452	14,672	17,818
Interest expense, net	7,818	8,745	15,502	17,586
Royalty and management service expense	1,019	1,290	2,065	2,400
Provision for income taxes	3,094	7,408	10,925	13,526

EBITDA	$16,304	$38,129	$51,184	$66,392

Development Services
Net (loss) income attributable to CBRE Group, Inc.	$(18)	$(353)	$2,836	$5,250
Add:
Depreciation and amortization	563	966	1,210	2,114
Interest expense, net	321	853	663	1,770
Provision for income taxes	315	61	2,431	3,968

EBITDA	$1,181	$1,527	$7,140	$13,102

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014; condensed consolidating statements of operations for the three and six months ended June 30, 2015 and 2014; condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014; and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 of (a) CBRE Group, Inc., as the parent, (b) CBRE Services, Inc. (CBRE), as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$15,041	$56,547	$264,829	$—	$336,422
Restricted cash	—	—	1,150	64,861	—	66,011
Receivables, net	—	—	593,479	1,011,141	—	1,604,620
Warehouse receivables (a)	—	—	628,013	122,803	—	750,816
Trading securities	—	—	101	68,452	—	68,553
Income taxes receivable	9,625	—	27,942	12,428	—	49,995
Prepaid expenses	—	—	59,910	94,550	—	154,460
Deferred tax assets, net	—	—	140,746	64,112	—	204,858
Real estate and other assets held for sale	—	—	1,058	841	—	1,899
Available for sale securities	—	—	1,129	—	—	1,129
Other current assets	—	7,077	59,473	37,643	—	104,193

Total Current Assets	9,630	22,118	1,569,548	1,741,660	—	3,342,956
Property and equipment, net	—	—	345,569	138,463	—	484,032
Goodwill	—	—	1,205,056	1,108,763	—	2,313,819
Other intangible assets, net	—	—	512,318	293,784	—	806,102
Investments in unconsolidated subsidiaries	—	—	185,767	36,772	—	222,539
Investments in consolidated subsidiaries	3,343,116	2,493,405	930,412	—	(6,766,933)	—
Intercompany loan receivable	—	2,552,719	700,000	—	(3,252,719)	—
Real estate under development	—	—	842	13,026	—	13,868
Real estate held for investment	—	—	5,675	15,542	—	21,217
Available for sale securities	—	—	56,304	1,819	—	58,123
Other assets, net	—	48,726	113,133	35,744	—	197,603

Total Assets	$3,352,746	$5,116,968	$5,624,624	$3,385,573	$(10,019,652)	$7,460,259

Current Liabilities:
Accounts payable and accrued expenses	$—	$19,664	$209,244	$535,616	$—	$764,524
Compensation and employee benefits payable	—	626	346,696	230,645	—	577,967
Accrued bonus and profit sharing	—	—	207,347	213,761	—	421,108
Short-term borrowings:
Warehouse lines of credit (a)	—	—	624,360	119,232	—	743,592
Other	—	—	16	879	—	895

Total short-term borrowings	—	—	624,376	120,111	—	744,487
Current maturities of long-term debt	—	12,500	1,380	14	—	13,894
Notes payable on real estate	—	—	—	1,625	—	1,625
Other current liabilities	—	4,807	60,873	5,489	—	71,169

Total Current Liabilities	—	37,597	1,449,916	1,107,261	—	2,594,774
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior term loans	—	484,375	—	—	—	484,375
5.25% senior notes	—	426,774	—	—	—	426,774
Other long-term debt	—	—	—	7	—	7
Intercompany loan payable	893,154	—	1,306,364	1,053,201	(3,252,719)	—

Total Long-Term Debt	893,154	1,711,149	1,306,364	1,053,208	(3,252,719)	1,711,156
Notes payable on real estate	—	—	—	23,194	—	23,194
Deferred tax liabilities, net	—	—	106,438	60,856	—	167,294
Non-current tax liabilities	—	—	48,869	—	—	48,869
Pension liability	—	—	—	91,028	—	91,028
Other liabilities	—	25,106	219,632	75,678	—	320,416

Total Liabilities	893,154	1,773,852	3,131,219	2,411,225	(3,252,719)	4,956,731
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,459,592	3,343,116	2,493,405	930,412	(6,766,933)	2,459,592
Non-controlling interests	—	—	—	43,936	—	43,936

Total Equity	2,459,592	3,343,116	2,493,405	974,348	(6,766,933)	2,503,528

Total Liabilities and Equity	$3,352,746	$5,116,968	$5,624,624	$3,385,573	$(10,019,652)	$7,460,259

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under TD Bank, N.A. (TD Bank), JP Morgan Chase Bank, N.A. (JP Morgan), Bank of America (BofA), Capital One, N.A. (Capital One) and Fannie Mae ASAP lines of credit are pledged to TD Bank, JP Morgan, BofA, Capital One and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$18,262	$374,103	$348,514	$—	$740,884
Restricted cash	—	—	630	27,460	—	28,090
Receivables, net	—	—	605,044	1,131,185	—	1,736,229
Warehouse receivables (a)	—	—	339,921	166,373	—	506,294
Trading securities	—	—	115	62,689	—	62,804
Income taxes receivable	19,443	—	—	10,603	(17,337)	12,709
Prepaid expenses	—	—	62,902	79,817	—	142,719
Deferred tax assets, net	—	—	140,761	65,105	—	205,866
Real estate and other assets held for sale	—	—	—	3,845	—	3,845
Available for sale securities	—	—	663	—	—	663
Other current assets	—	1,185	50,429	32,787	—	84,401

Total Current Assets	19,448	19,447	1,574,568	1,928,378	(17,337)	3,524,504
Property and equipment, net	—	—	361,899	136,027	—	497,926
Goodwill	—	—	1,196,418	1,137,403	—	2,333,821
Other intangible assets, net	—	—	493,058	309,302	—	802,360
Investments in unconsolidated subsidiaries	—	—	173,738	44,542	—	218,280
Investments in consolidated subsidiaries	3,019,410	2,433,913	914,895	—	(6,368,218)	—
Intercompany loan receivable	—	2,453,215	700,000	—	(3,153,215)	—
Real estate under development	—	—	828	3,802	—	4,630
Real estate held for investment	—	—	6,814	30,315	—	37,129
Available for sale securities	—	—	57,714	1,798	—	59,512
Other assets, net	—	33,581	98,139	37,223	—	168,943

Total Assets	$3,038,858	$4,940,156	$5,578,071	$3,628,790	$(9,538,770)	$7,647,105

Current Liabilities:
Accounts payable and accrued expenses	$—	$19,541	$257,591	$550,398	$—	$827,530
Compensation and employee benefits payable	—	626	346,663	276,525	—	623,814
Accrued bonus and profit sharing	—	—	425,329	363,529	—	788,858
Income taxes payable	—	—	17,337	—	(17,337)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	337,184	164,001	—	501,185
Revolving credit facility	—	—	—	4,840	—	4,840
Other	—	—	16	9	—	25

Total short-term borrowings	—	—	337,200	168,850	—	506,050
Current maturities of long-term debt	—	39,650	2,734	23	—	42,407
Notes payable on real estate	—	—	—	23,229	—	23,229
Other current liabilities	—	1,258	58,357	4,131	—	63,746

Total Current Liabilities	—	61,075	1,445,211	1,386,685	(17,337)	2,875,634
Long-Term Debt:
5.00% senior notes	—	800,000	—	—	—	800,000
Senior term loans	—	605,963	—	—	—	605,963
5.25% senior notes	—	426,813	—	—	—	426,813
Other long-term debt	—	—	—	26	—	26
Intercompany loan payable	779,028	—	1,350,424	1,023,763	(3,153,215)	—

Total Long-Term Debt	779,028	1,832,776	1,350,424	1,023,789	(3,153,215)	1,832,802
Notes payable on real estate	—	—	—	19,614	—	19,614
Deferred tax liabilities, net	—	—	87,486	61,747	—	149,233
Non-current tax liabilities	—	—	45,936	67	—	46,003
Pension liability	—	—	—	92,923	—	92,923
Other liabilities	—	26,895	215,101	87,502	—	329,498

Total Liabilities	779,028	1,920,746	3,144,158	2,672,327	(3,170,552)	5,345,707
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,259,830	3,019,410	2,433,913	914,895	(6,368,218)	2,259,830
Non-controlling interests	—	—	—	41,568	—	41,568

Total Equity	2,259,830	3,019,410	2,433,913	956,463	(6,368,218)	2,301,398

Total Liabilities and Equity	$3,038,858	$4,940,156	$5,578,071	$3,628,790	$(9,538,770)	$7,647,105

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 5.25% senior notes and our 2013 Credit Agreement, a substantial majority of warehouse receivables funded under BofA, JP Morgan, Capital One and Fannie Mae ASAP lines of credit are pledged to BofA, JP Morgan, Capital One and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,341,591	$1,048,915	$—	$2,390,506
Costs and expenses:
Cost of services	—	—	849,131	638,843	—	1,487,974
Operating, administrative and other	12,362	11,698	301,412	284,686	—	610,158
Depreciation and amortization	—	—	39,282	31,323	—	70,605

Total costs and expenses	12,362	11,698	1,189,825	954,852	—	2,168,737
Gain on disposition of real estate	—	—	141	6,845	—	6,986

Operating (loss) income	(12,362)	(11,698)	151,907	100,908	—	228,755
Equity income (loss) from unconsolidated subsidiaries	—	—	8,591	(1,898)	—	6,693
Other income (loss)	—	1	335	(1,405)	—	(1,069)
Interest income	—	52,361	78,199	990	(130,148)	1,402
Interest expense	—	102,816	36,373	17,113	(130,148)	26,154
Royalty and management service expense (income)	—	—	236	(236)	—	—
Income from consolidated subsidiaries	132,726	171,425	43,680	—	(347,831)	—

Income before (benefit of) provision for income taxes	120,364	109,273	246,103	81,718	(347,831)	209,627
(Benefit of) provision for income taxes	(4,665)	(23,453)	74,678	29,914	—	76,474

Net income	125,029	132,726	171,425	51,804	(347,831)	133,153
Less: Net income attributable to non-controlling interests	—	—	—	8,124	—	8,124

Net income attributable to CBRE Group, Inc.	$125,029	$132,726	$171,425	$43,680	$(347,831)	$125,029

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$2,499,462	$1,943,547	$—	$4,443,009
Costs and expenses:
Cost of services	—	—	1,566,774	1,211,977	—	2,778,751
Operating, administrative and other	25,506	(6,922)	585,999	537,350	—	1,141,933
Depreciation and amortization	—	—	75,809	64,642	—	140,451

Total costs and expenses	25,506	(6,922)	2,228,582	1,813,969	—	4,061,135
Gain on disposition of real estate	—	—	141	6,845	—	6,986

Operating (loss) income	(25,506)	6,922	271,021	136,423	—	388,860
Equity income (loss) from unconsolidated subsidiaries	—	—	23,912	(1,768)	—	22,144
Other income (loss)	—	1	1,259	(1,242)	—	18
Interest income	—	107,728	78,873	2,613	(185,515)	3,699
Interest expense	—	127,702	75,775	34,406	(185,515)	52,368
Write-off of financing costs	—	2,685	—	—	—	2,685
Royalty and management service (income) expense	—	—	(3,866)	3,866	—	—
Income from consolidated subsidiaries	233,847	243,645	43,905	—	(521,397)	—

Income before (benefit of) provision for income taxes	208,341	227,909	347,061	97,754	(521,397)	359,668
(Benefit of) provision for income taxes	(9,625)	(5,938)	103,416	45,524	—	133,377

Net income	217,966	233,847	243,645	52,230	(521,397)	226,291
Less: Net income attributable to non-controlling interests	—	—	—	8,325	—	8,325

Net income attributable to CBRE Group, Inc.	$217,966	$233,847	$243,645	$43,905	$(521,397)	$217,966

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$125,029	$132,726	$171,425	$51,804	$(347,831)	$133,153
Other comprehensive income:
Foreign currency translation gain	—	—	—	57,508	—	57,508
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	1,809	—	—	—	1,809
Unrealized gains on interest rate swaps, net of tax	—	263	—	—	—	263
Unrealized holding gains (losses) on available for sale securities, net of tax	—	—	258	(21)	—	237
Other, net	—	—	16	—	—	16

Total other comprehensive income	—	2,072	274	57,487	—	59,833
Comprehensive income	125,029	134,798	171,699	109,291	(347,831)	192,986
Less: Comprehensive income attributable to non-controlling interests	—	—	—	8,141	—	8,141

Comprehensive income attributable to CBRE Group, Inc.	$125,029	$134,798	$171,699	$101,150	$(347,831)	$184,845

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$105,464	$112,163	$103,575	$41,275	$(232,278)	$130,199
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	24,873	—	24,873
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	1,826	—	—	—	1,826
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	(2,810)	—	—	—	(2,810)
Unrealized holding losses on available for sale securities, net of tax	—	—	(1,208)	(86)	—	(1,294)
Other, net	—	—	(140)	—	—	(140)

Total other comprehensive (loss) income	—	(984)	(1,348)	24,787	—	22,455
Comprehensive income	105,464	111,179	102,227	66,062	(232,278)	152,654
Less: Comprehensive income attributable to non-controlling interests	—	—	—	24,738	—	24,738

Comprehensive income attributable to CBRE Group, Inc.	$105,464	$111,179	$102,227	$41,324	$(232,278)	$127,916

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$217,966	$233,847	$243,645	$52,230	$(521,397)	$226,291
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(47,912)	—	(47,912)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	3,604	—	—	—	3,604
Unrealized losses on interest rate swaps, net of tax	—	(2,511)	—	—	—	(2,511)
Unrealized holding (losses) gains on available for sale securities, net of tax	—	—	(29)	100	—	71
Other, net	—	—	18	—	—	18

Total other comprehensive income (loss)	—	1,093	(11)	(47,812)	—	(46,730)
Comprehensive income	217,966	234,940	243,634	4,418	(521,397)	179,561
Less: Comprehensive income attributable to non-controlling interests	—	—	—	8,309	—	8,309

Comprehensive income (loss) attributable to CBRE Group, Inc.	$217,966	$234,940	$243,634	$(3,891)	$(521,397)	$171,252

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$173,127	$185,892	$160,830	$38,717	$(360,425)	$198,141
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	36,446	—	36,446
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	3,626	—	—	—	3,626
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of tax	—	(4,375)	—	61	—	(4,314)
Unrealized holding losses on available for sale securities, net of tax	—	—	(840)	(16)	—	(856)
Other, net	—	—	135	—	—	135

Total other comprehensive (loss) income	—	(749)	(705)	36,491	—	35,037
Comprehensive income	173,127	185,143	160,125	75,208	(360,425)	233,178
Less: Comprehensive income attributable to non-controlling interests	—	—	—	25,023	—	25,023

Comprehensive income attributable to CBRE Group, Inc.	$173,127	$185,143	$160,125	$50,185	$(360,425)	$208,155

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$23,264	$(4,978)	$(6,437)	$(54,040)	$(42,191)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(25,039)	(25,349)	(50,388)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(91,413)	(3,562)	(94,975)
Contributions to unconsolidated subsidiaries	—	—	(26,662)	(909)	(27,571)
Distributions from unconsolidated subsidiaries	—	—	25,060	2,209	27,269
Additions to real estate held for investment	—	—	—	(1,411)	(1,411)
Proceeds from the sale of servicing rights and other assets	—	—	5,439	7,176	12,615
Increase in restricted cash	—	—	(520)	(38,158)	(38,678)
Purchase of available for sale securities	—	—	(23,453)	—	(23,453)
Proceeds from the sale of available for sale securities	—	—	24,563	—	24,563
Other investing activities, net	—	—	1,192	—	1,192

Net cash used in investing activities	—	—	(110,833)	(60,004)	(170,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	500,000	—	—	500,000
Repayment of senior term loans	—	(648,738)	—	—	(648,738)
Proceeds from revolving credit facility	—	831,000	—	—	831,000
Repayment of revolving credit facility	—	(831,000)	—	(4,512)	(835,512)
Repayment of notes payable on real estate held for investment	—	—	—	(776)	(776)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	4,404	4,404
Proceeds from short-term borrowings, net	—	—	—	569	569
Shares repurchased for payment of taxes on equity awards	(5,113)	—	—	—	(5,113)
Proceeds from exercise of stock options	3,214	—	—	—	3,214
Incremental tax benefit from stock options exercised	1,078	—	—	—	1,078
Non-controlling interests contributions	—	—	—	4,405	4,405
Non-controlling interests distributions	—	—	—	(10,637)	(10,637)
Payment of financing costs	—	(22,225)	—	—	(22,225)
(Increase) decrease in intercompany receivables, net	(22,443)	172,720	(198,173)	47,896	—
Other financing activities, net	—	—	(2,113)	(25)	(2,138)

Net cash (used in) provided by financing activities	(23,264)	1,757	(200,286)	41,324	(180,469)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(10,965)	(10,965)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(3,221)	(317,556)	(83,685)	(404,462)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$15,041	$56,547	$264,829	$336,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$42,137	$83	$903	$43,123

Income tax payments, net	$—	$—	$87,405	$60,606	$148,011

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$20,007	$49,743	$(160,250)	$(133,484)	$(223,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(35,954)	(17,651)	(53,605)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(5,230)	(24,547)	(29,777)
Contributions to unconsolidated subsidiaries	—	—	(23,059)	(2,381)	(25,440)
Distributions from unconsolidated subsidiaries	—	—	20,914	1,933	22,847
Net proceeds from disposition of real estate held for investment	—	—	—	68,183	68,183
Additions to real estate held for investment	—	—	—	(5,144)	(5,144)
Proceeds from the sale of servicing rights and other assets	—	—	5,810	7,010	12,820
Decrease in restricted cash	—	6,871	746	6,584	14,201
Purchase of available for sale securities	—	—	(41,466)	—	(41,466)
Proceeds from the sale of available for sale securities	—	—	35,056	—	35,056
Other investing activities, net	—	—	327	—	327

Net cash provided by (used in) investing activities	—	6,871	(42,856)	33,987	(1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(19,825)	—	—	(19,825)
Proceeds from revolving credit facility	—	1,088,000	—	66,568	1,154,568
Repayment of revolving credit facility	—	(932,928)	—	(29,387)	(962,315)
Proceeds from notes payable on real estate held for investment	—	—	—	3,575	3,575
Repayment of notes payable on real estate held for investment	—	—	—	(22,990)	(22,990)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	4,885	4,885
Repayment of notes payable on real estate held for sale and under development	—	—	—	(32,984)	(32,984)
Proceeds from short-term borrowings, net	—	—	—	6,538	6,538
Shares repurchased for payment of taxes on equity awards	(15)	—	—	—	(15)
Proceeds from exercise of stock options	2,209	—	—	—	2,209
Incremental tax benefit from stock options exercised	2,158	—	—	—	2,158
Non-controlling interests contributions	—	—	—	574	574
Non-controlling interests distributions	—	—	—	(24,120)	(24,120)
Payment of financing costs	—	—	—	(104)	(104)
(Increase) decrease in intercompany receivables, net	(24,374)	(194,120)	200,344	18,150	—
Other financing activities, net	15	—	(1,437)	(9)	(1,431)

Net cash (used in) provided by financing activities	(20,007)	(58,873)	198,907	(9,304)	110,723
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	5,213	5,213

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(2,259)	(4,199)	(103,588)	(110,046)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$9,326	$87,045	$285,490	$381,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$47,204	$355	$3,655	$51,214

Income tax payments, net	$—	$—	$128,176	$54,139	$182,315

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17. Subsequent Events

In July 2015, we entered into three interest rate swap agreements, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” These derivatives are used to hedge the variability of future interest payments due to changes in interest rates prior to us issuing fixed rate debt. The total notional amount of these interest rate swap agreements is $300.0 million, all of which expires in August 2025, but will be cash settled at the earlier of the debt issuance date or a mandatory cash settlement date in late 2015.

On August 6, 2015, we entered into an underwriting agreement related to the public offering and sale of $600.0 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”), to be issued by our wholly-owned subsidiary, CBRE. The 2026 Notes will be guaranteed on a full and unconditional basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. We expect to issue the 2026 Notes on August 13, 2015, subject to customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended June 30, 2015 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2014 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2014, excluding independent affiliates, we operated in over 370 offices worldwide, with more than 52,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination and servicing, and debt/structured finance), real estate investment management, valuation, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. CBRE has been included in the S&P 500 since 2006 and the Fortune 500 since 2008 and was ranked #321 in 2015. Fortune has ranked us among the Most Admired Companies in the real estate sector for three consecutive years, including in 2015, and the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for nine consecutive years, including in 2015.

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

Compensation is our largest expense and the sales and leasing professionals in our advisory services business generally are paid on a commission and bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Nevertheless, adverse global and regional economic trends could be significant risks to the performance of our operations and our financial condition.

Commercial real estate markets have recovered over the past several years in step with the steady improvement in global economic activity, most particularly in the United States. Since 2010, increased U.S. property sales activity has been sustained by gradually improving occupancy market conditions and increased demand for space as well as the availability of low-cost credit and increased capital flows into commercial real estate. During this time, U.S. leasing markets have been marked by falling vacancies, higher rents and increased transaction activity.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit very modest, economic growth. Reflecting the macro environment, leasing markets in most of Europe have been slow to recover, but have shown some modest improvement over the past year. On the other hand, property sales have increased significantly, with higher volumes occurring across much of Europe in 2014 and 2015.

In Asia Pacific, the real estate leasing and investment markets have been mixed amid slowing economic growth and as domestic capital is increasingly migrating to other parts of the world.

Real estate investment management and property development markets remain generally favorable as debt and equity capital flows into commercial real estate have been abundant. However, real estate securities markets have recently been adversely affected by investor concerns about rising interest rates.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth and strong job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

The Company historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On March 31, 2015, CBRE, Inc., our wholly-owned subsidiary, entered into a Stock and Asset Purchase Agreement (the Purchase Agreement) with Johnson Controls, Inc. (JCI) to acquire JCI’s Global WorkPlace Solutions (GWS) business. GWS is a market-leading provider of Integrated Facilities Management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price is $1.475 billion, payable in cash, with adjustments for working capital and other items. We expect to fund the acquisition through a combination of cash on hand and proceeds from the incurrence of debt. The closing of the transaction is subject to receipt of customary regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to close in the late third quarter or early fourth quarter of 2015.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or independent affiliates in which, in some cases, we held a small equity interest. During 2014, we completed 11 in-fill acquisitions, including our former independent affiliate companies in Thailand, Greenville, South Carolina, Louisville, Kentucky and Oklahoma City and Tulsa, Oklahoma, a commercial real estate service provider in Chicago, a New

York-based valuation and advisory business, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, a shopping center management, leasing and consulting company in Switzerland and project management companies in Germany and Australia. During the six months ended June 30, 2015, we completed three in-fill acquisitions, including a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin and our former independent affiliate company in Columbia, South Carolina. In July 2015, we completed an acquisition of an advisory, consulting and research firm in Canada specializing in the Canadian hospitality and tourism industries.

Although we believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2015, we have accrued deferred consideration totaling $74.1 million, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

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

We generally seek to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the six months ended June 30, 2015, foreign currency translation had a $243.2 million negative impact on our total revenue and a $221.8 million positive impact on our total cost of services and operating, administrative and other expenses. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of certain foreign currencies into U.S. dollars.

During the six months ended June 30, 2015, approximately 42% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen and Singapore dollar. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
United States dollar	$1,381,858	57.8%	$1,200,871	56.5%	$2,586,253	58.2%	$2,188,759	54.9%
British pound sterling	400,383	16.7%	353,328	16.6%	758,263	17.1%	725,428	18.2%
Euro	188,571	7.9%	173,772	8.2%	343,339	7.7%	346,126	8.7%
Australian dollar	94,464	4.0%	98,684	4.6%	164,214	3.7%	162,648	4.1%
Canadian dollar	71,272	3.0%	82,552	3.9%	132,170	3.0%	150,307	3.8%
Indian rupee	41,995	1.8%	32,615	1.5%	76,120	1.7%	61,943	1.5%
Japanese yen	34,338	1.4%	37,921	1.8%	64,605	1.5%	72,449	1.8%
Chinese yuan	33,019	1.4%	25,883	1.2%	62,569	1.4%	52,160	1.3%
Singapore dollar	22,393	0.9%	21,360	1.0%	40,120	0.9%	44,071	1.1%
Brazilian real	15,813	0.7%	15,337	0.7%	27,267	0.6%	28,077	0.7%
Other currencies	106,400	4.4%	84,483	4.0%	188,089	4.2%	155,680	3.9%

Total revenue	$2,390,506	100.0%	$2,126,806	100.0%	$4,443,009	100.0%	$3,987,648	100.0%

We estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2015, the net impact would have been an increase in pre-tax income of $2.8 million. This hypothetical calculation estimates the impact of translating results into U.S. dollars, without giving effect to our hedging activities, and does not include an estimate of the impact a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our international operations also are subject to, among other things, political instability and changing regulatory environments, which affects the currency markets and which as a result may adversely affect our future financial condition and results of operations. We routinely monitor these risks and related costs and evaluate the appropriate amount of oversight to allocate towards business activities in foreign countries where such risks and costs are particularly significant.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these policies as of June 30, 2015.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenue	$2,390,506	100.0%	$2,126,806	100.0%	$4,443,009	100.0%	$3,987,648	100.0%
Costs and expenses:
Cost of services	1,487,974	62.2	1,314,473	61.8	2,778,751	62.5	2,475,933	62.1
Operating, administrative and other	610,158	25.5	566,202	26.6	1,141,933	25.7	1,094,597	27.4
Depreciation and amortization	70,605	3.0	63,295	3.0	140,451	3.2	128,498	3.3

Total costs and expenses	2,168,737	90.7	1,943,970	91.4	4,061,135	91.4	3,699,028	92.8
Gain on disposition of real estate	6,986	0.3	23,170	1.1	6,986	0.2	29,867	0.8

Operating income	228,755	9.6	206,006	9.7	388,860	8.8	318,487	8.0
Equity income from unconsolidated subsidiaries	6,693	0.3	9,264	0.4	22,144	0.5	24,264	0.6
Other (loss) income	(1,069)	(0.1)	6,364	0.3	18	—	11,165	0.3
Interest income	1,402	0.1	1,146	—	3,699	0.1	2,723	—
Interest expense	26,154	1.1	28,470	1.3	52,368	1.2	56,485	1.4
Write-off of financing costs	—	—	—	—	2,685	0.1	—	—

Income before provision for income taxes	209,627	8.8	194,310	9.1	359,668	8.1	300,154	7.5
Provision for income taxes	76,474	3.2	64,111	3.0	133,377	3.0	102,013	2.5

Net income	133,153	5.6	130,199	6.1	226,291	5.1	198,141	5.0
Less: Net income attributable to non-controlling interests	8,124	0.4	24,735	1.1	8,325	0.2	25,014	0.7

Net income attributable to CBRE Group, Inc.	$125,029	5.2%	$105,464	5.0%	$217,966	4.9%	$173,127	4.3%

EBITDA	$296,860	12.4%	$260,194	12.2%	$543,148	12.2%	$457,400	11.5%

EBITDA, as adjusted	$303,780	12.7%	$262,761	12.4%	$550,509	12.4%	$461,530	11.6%

EBITDA represents earnings before net interest expense, write-off of financing costs, income taxes, depreciation and amortization. Amounts shown for EBITDA, as adjusted (which we also refer to as “Normalized EBITDA”), further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, as well as certain carried interest incentive compensation expense. Neither EBITDA nor EBITDA, as adjusted, is a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use them in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of these measures may not be comparable to similarly titled measures of other companies.

We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes, and we believe that these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. We further believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending. EBITDA and EBITDA, as adjusted, may vary for different companies for reasons unrelated to overall operating performance.

These measures are not intended to be measures of free cash flow for our discretionary use because they do not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our debt agreements, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. We also use EBITDA, as adjusted, as a significant component when measuring our operating performance under our employee incentive compensation programs.

EBITDA and EBITDA, as adjusted, are calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to CBRE Group, Inc.	$125,029	$105,464	$217,966	$173,127
Add:
Depreciation and amortization	70,605	63,295	140,451	128,498
Interest expense	26,154	28,470	52,368	56,485
Write-off of financing costs	—	—	2,685	—
Provision for income taxes	76,474	64,111	133,377	102,013
Less:
Interest income	1,402	1,146	3,699	2,723

EBITDA	$296,860	$260,194	$543,148	$457,400
Adjustments:
Integration and other acquisition related costs	4,805	—	8,018	—
Carried interest incentive compensation to match current period revenue	2,115	2,567	(657)	4,130

EBITDA, as adjusted	$303,780	$262,761	$550,509	$461,530

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

We reported consolidated net income of $125.0 million for the three months ended June 30, 2015 on revenue of $2.4 billion as compared to consolidated net income of $105.5 million on revenue of $2.1 billion for the three months ended June 30, 2014.

Our revenue on a consolidated basis for the three months ended June 30, 2015 increased by $263.7 million, or 12.4%, as compared to the three months ended June 30, 2014. This increase was primarily driven by higher worldwide property, facilities and project management fees (up 19.5%), as well as increased sales (up 31.7%) and leasing (up 14.7%) activity. An increase in global appraisal revenue (up 34.9%) and commercial mortgage brokerage activity in our Americas segment (up 44.3%) also contributed to the positive variance. Foreign currency translation had a $149.6 million negative impact on total revenue during the three months ended June 30, 2015, primarily driven by weakness in the Australian dollar, British pound sterling, Canadian dollar, euro and Japanese yen, during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Our cost of services on a consolidated basis increased by $173.5 million, or 13.2%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Higher professional salaries and related costs due to increased headcount (in part due to in-fill acquisitions) and higher professional bonuses (particularly in the United Kingdom due to improved results) also contributed to the increase. These increases were partially offset by foreign currency translation, which had an $89.0 million positive impact on cost of services during the three months ended

June 30, 2015. Cost of services as a percentage of revenue increased from 61.8% for the three months ended June 30, 2014 to 62.2% for the three months ended June 30, 2015, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the prior-year period.

Our operating, administrative and other expenses on a consolidated basis increased by $44.0 million, or 7.8%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily due to higher worldwide payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher marketing and travel costs in the current year. These increases were partially mitigated by foreign currency movement, including a $44.1 million positive impact from foreign currency translation during the three months ended June 30, 2015, partly offset by an increase of $11.3 million in foreign currency transaction losses, some of which related to hedging activities. Operating expenses as a percentage of revenue decreased from 26.6% for the three months ended June 30, 2014 to 25.5% for the three months ended June 30, 2015, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $7.3 million, or 11.5%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily attributable to higher depreciation expense driven by an increase in technology-related capital expenditures. Also contributing to the variance was an increase in amortization expense associated with mortgage servicing rights.

Our gain on disposition of real estate on a consolidated basis was $7.0 million for the three months ended June 30, 2015 compared to $23.2 million for the three months ended June 30, 2014. These gains resulted from activity within our Global Investment Management and Development Services segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $2.6 million, or 27.8%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily driven by lower equity earnings reported in our Global Investment Management and Development Services segments.

Our other loss on a consolidated basis was $1.1 million for the three months ended June 30, 2015 compared to other income of $6.4 million for the three months ended June 30, 2014. This activity primarily relates to net realized and unrealized losses and gains attributable to co-investments in our real estate securities business.

Our consolidated interest income was $1.4 million for the three months ended June 30, 2015 versus $1.1 million for the three months ended June 30, 2014.

Our consolidated interest expense decreased by $2.3 million, or 8.1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. In January 2015, we entered into an amended and restated credit agreement with more favorable interest rate spreads than under our prior credit agreement, which contributed to the positive variance. Additionally, a decrease in notes payable on real estate also led to lower interest expense in the current year.

Our provision for income taxes on a consolidated basis was $76.5 million for the three months ended June 30, 2015 as compared to $64.1 million for the three months ended June 30, 2014. This increase was driven by the significant growth in pre-tax income during the three months ended June 30, 2015. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, was relatively consistent at 38.0% for the three months ended June 30, 2015 versus 37.8% for the three months ended June 30, 2014.

Our net income attributable to non-controlling interests on a consolidated basis was $8.1 million for the three months ended June 30, 2015 as compared to $24.7 million for the three months ended June 30, 2014. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

We reported consolidated net income of $218.0 million for the six months ended June 30, 2015 on revenue of $4.4 billion as compared to consolidated net income of $173.1 million on revenue of $4.0 billion for the six months ended June 30, 2014.

Our revenue on a consolidated basis for the six months ended June 30, 2015 increased by $455.4 million, or 11.4%, as compared to the six months ended June 30, 2014. This increase was primarily driven by higher worldwide property, facilities and project management fees (up 16.9%), as well as increased sales (up 27.0%) and leasing (up 13.9%) activity. An increase in global appraisal revenue (up 27.7%) and commercial mortgage brokerage activity in our Americas segment (up 43.7%) also contributed to the positive variance. Foreign currency translation had a $243.2 million negative impact on total revenue during the six months ended June 30, 2015, primarily driven by weakness in the Australian dollar, British pound sterling, Canadian dollar, euro and Japanese yen, during the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Our cost of services on a consolidated basis increased by $302.8 million, or 12.2%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Higher professional salaries and related costs due to increased headcount (in part due to in-fill acquisitions) and higher professional bonuses (particularly in the United Kingdom due to improved results) also contributed to the increase. These increases were partially offset by foreign currency translation, which had a $148.0 million positive impact on cost of services during the six months ended June 30, 2015. Cost of services as a percentage of revenue increased from 62.1% for the six months ended June 30, 2014 to 62.5% for the six months ended June 30, 2015, primarily attributable to our mix of revenue, with a higher composition of revenue being non-commissionable in the prior-year period.

Our operating, administrative and other expenses on a consolidated basis increased by $47.3 million, or 4.3%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to higher worldwide payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher marketing and travel costs. These increases were partially mitigated by foreign currency movement, including a $73.8 million positive impact from foreign currency translation during the six months ended June 30, 2015 and a $6.6 million improvement in foreign currency transaction activity over the prior year, some of which related to hedging activities. Operating expenses as a percentage of revenue decreased from 27.4% for the six months ended June 30, 2014 to 25.7% for the six months ended June 30, 2015, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $12.0 million, or 9.3%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily attributable to higher depreciation expense driven by an increase in technology-related capital expenditures. Also contributing to the variance was an increase in amortization expense associated with mortgage servicing rights.

Our gain on disposition of real estate on a consolidated basis was $7.0 million for the six months ended June 30, 2015 compared to $29.9 million for the six months ended June 30, 2014. These gains resulted from activity within our Global Investment Management and Development Services segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $2.1 million, or 8.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily driven by lower equity earnings reported in our Development Services segment.

Our other income on a consolidated basis was negligible for the six months ended June 30, 2015 and $11.2 million for the six months ended June 30, 2014. This activity primarily relates to net realized and unrealized gains and losses attributable to co-investments in our real estate securities business.

Our consolidated interest income was $3.7 million for the six months ended June 30, 2015 versus $2.7 million for the six months ended June 30, 2014.

Our consolidated interest expense decreased by $4.1 million, or 7.3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. In January 2015, we entered into an amended and restated credit agreement with more favorable interest rate spreads than under our prior credit agreement, which contributed to the positive variance. Additionally, a decrease in notes payable on real estate also led to lower interest expense in the current year.

Our write-off of financing costs on a consolidated basis was $2.7 million for the six months ended June 30, 2015. These costs included the write-off of $1.7 million of unamortized deferred financing costs associated with our 2013 Credit Agreement and $1.0 million of fees incurred in connection with our 2015 Credit Agreement. See Note 11 of the Notes to Consolidated Financial Statements set forth in Item 1 of this Quarterly Report for more information on such credit agreements.

Our provision for income taxes on a consolidated basis was $133.4 million for the six months ended June 30, 2015 as compared to $102.0 million for the six months ended June 30, 2014. This increase was driven by the significant growth in pre-tax income during the six months ended June 30, 2015. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 38.0% for the six months ended June 30, 2015 as compared to 37.1% for the six months ended June 30, 2014. This increase was largely due to an unfavorable change in our mix, with 68% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2015 as of June 30, 2015 as compared to 65% forecasted for 2014 as of June 30, 2014, partially due to lower operating performance in Europe. Additionally, during the six months ended June 30, 2014, we reversed accrued taxes, interest and penalties related to settled positions, which had a favorable impact on last year’s effective tax rate for such period.

Our net income attributable to non-controlling interests on a consolidated basis was $8.3 million for the six months ended June 30, 2015 as compared to $25.0 million for the six months ended June 30, 2014. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Americas
Revenue	$1,434,489	100.0%	$1,235,720	100.0%	$2,662,105	100.0%	$2,257,401	100.0%
Costs and expenses:
Cost of services	924,509	64.4	802,311	64.9	1,711,626	64.3	1,462,581	64.8
Operating, administrative and other	312,471	21.8	270,477	21.9	570,633	21.4	511,144	22.6
Depreciation and amortization	44,591	3.1	35,187	2.9	87,541	3.3	69,345	3.1

Operating income	$152,918	10.7%	$127,745	10.3%	$292,305	11.0%	$214,331	9.5%

EBITDA (1)	$203,411	14.2%	$169,404	13.7%	$390,732	14.7%	$295,166	13.1%

EMEA
Revenue	$585,714	100.0%	$510,987	100.0%	$1,079,738	100.0%	$1,029,666	100.0%
Costs and expenses:
Cost of services	400,947	68.5	360,190	70.5	763,450	70.7	731,737	71.1
Operating, administrative and other	137,628	23.5	123,571	24.2	262,523	24.3	248,104	24.1
Depreciation and amortization	14,607	2.4	15,319	3.0	29,399	2.7	32,782	3.1

Operating income	$32,532	5.6%	$11,907	2.3%	$24,366	2.3%	$17,043	1.7%

EBITDA (1)	$47,810	8.2%	$27,369	5.4%	$55,388	5.1%	$50,734	4.9%

Asia Pacific
Revenue	$261,828	100.0%	$241,214	100.0%	$470,194	100.0%	$436,857	100.0%
Costs and expenses:
Cost of services	162,518	62.1	151,972	63.0	303,675	64.6	281,615	64.5
Operating, administrative and other	71,190	27.2	65,487	27.1	127,849	27.2	123,236	28.2
Depreciation and amortization	3,783	1.4	3,371	1.4	7,629	1.6	6,439	1.4

Operating income	$24,337	9.3%	$20,384	8.5%	$31,041	6.6%	$25,567	5.9%

EBITDA (1)	$28,154	10.8%	$23,765	9.9%	$38,704	8.2%	$32,006	7.3%

Global Investment Management
Revenue	$94,053	100.0%	$126,314	100.0%	$204,277	100.0%	$238,777	100.0%
Costs and expenses:
Operating, administrative and other	74,334	79.0	93,960	74.4	148,252	72.6	178,958	74.9
Depreciation and amortization	7,061	7.5	8,452	6.6	14,672	7.2	17,818	7.5
Gain on disposition of real estate	—	—	23,028	18.2	—	—	23,028	9.6

Operating income	$12,658	13.5%	$46,930	37.2%	$41,353	20.2%	$65,029	27.2%

EBITDA (1)	$16,304	17.3%	$38,129	30.2%	$51,184	25.1%	$66,392	27.8%

Development Services
Revenue	$14,422	100.0%	$12,571	100.0%	$26,695	100.0%	$24,947	100.0%
Costs and expenses:
Operating, administrative and other	14,535	100.8	12,707	101.1	32,676	122.4	33,155	132.9
Depreciation and amortization	563	3.9	966	7.6	1,210	4.6	2,114	8.5
Gain on disposition of real estate	6,986	48.5	142	1.1	6,986	26.2	6,839	27.4

Operating income (loss)	$6,310	43.8%	$(960)	(7.6)%	$(205)	(0.8)%	$(3,483)	(14.0)%

EBITDA (1)	$1,181	8.2%	$1,527	12.1%	$7,140	26.7%	$13,102	52.5%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP (which is segment net income (loss) attributable to CBRE Group, Inc.), as well as for an explanation of this non-GAAP financial measure.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Americas

Revenue increased by $198.8 million, or 16.1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This improvement was primarily driven by improved sales, leasing, commercial mortgage brokerage and appraisal activity, as well as higher property, facilities and project management fees. Foreign currency translation had an $18.7 million negative impact on total revenue during the three months ended June 30, 2015, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Cost of services increased by $122.2 million, or 15.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher costs associated with our property and facilities management businesses as well as higher professional salaries and related costs due to increased headcount (in part due to in-fill acquisitions) also contributed to the increase. Foreign currency translation had an $11.5 million positive impact on cost of services during the three months ended June 30, 2015. Cost of services as a percentage of revenue decreased to 64.4% for the three months ended June 30, 2015 from 64.9% for the three months ended June 30, 2014, primarily due to an increase in lending activity with Government Sponsored Entities, or GSEs, with no corresponding cost of services associated with that revenue stream. Excluding such activity, cost of services was relatively consistent at 65.7% for the three months ended June 30, 2015 versus 65.6% for the three months ended June 30, 2014.

Operating, administrative and other expenses increased by $42.0 million, or 15.5%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily driven by higher payroll-related costs (including bonuses) as well as increased marketing and travel costs, all partly due to in-fill acquisitions. An increase of $7.9 million in foreign currency transaction losses, which were primarily related to hedging activities, was largely offset by a $5.0 million positive impact from foreign currency translation during the three months ended June 30, 2015.

EMEA

Revenue increased by $74.7 million, or 14.6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was broad-based, as every major business line showed growth, led by sales activity. Notable strength was evident in Germany, Spain and the United Kingdom. The increase in revenue was partially muted by foreign currency translation, which had a $90.6 million negative impact on total revenue during the three months ended June 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Cost of services increased by $40.8 million, or 11.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily driven by higher professional salaries due to investments in personnel and higher professional bonuses in the United Kingdom due to improved results. Higher costs associated with our property and facilities management businesses also contributed to the increase in the current year. These increases were partially masked by foreign currency translation, which had a $59.8 million positive impact on cost of services during the three months ended June 30, 2015. Cost of services as a percentage of revenue decreased to 68.5% for the three months ended June 30, 2015 from 70.5% for the three months ended June 30, 2014, primarily driven by higher transaction revenue in the current year in certain countries that have a fixed compensation structure.

Operating, administrative and other expenses increased by $14.1 million, or 11.4%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily driven by higher payroll-related costs (including bonuses), as well as increased marketing and travel costs. These increases were partially offset by foreign currency translation, which had a $23.3 million positive impact on total operating expenses during the three months ended June 30, 2015.

Asia Pacific

Revenue increased by $20.6 million, or 8.5%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, reflecting improved overall performance in several countries, most notably in Australia, Greater China and India, particularly in property, facilities and project management activity. Contributions from our acquisition of our former affiliate in Thailand in June 2014 also added to the current year increase. The overall increase was partially muted by foreign currency translation, which had a $31.1 million negative impact on total revenue during the three months ended June 30, 2015, primarily driven by weakness in the Australian dollar and Japanese yen when converting to U.S. dollars during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Cost of services increased by $10.5 million, or 6.9%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, driven by higher costs associated with our property and facilities management businesses. Increased commission expense resulting from higher transaction revenue as well as higher professional salaries and related costs (in part due to the acquisition of our former affiliate in Thailand in June 2014) also contributed to the increase in the current year. These increases were partially offset by foreign currency translation, which had a $17.7 million positive impact on cost of services during the three months ended June 30, 2015. Cost of services as a percentage of revenue decreased to 62.1% for the three months ended June 30, 2015 from 63.0% for the three months ended June 30, 2014, primarily driven by a concentration of commissions among higher producing professionals in Australia in the prior year, which did not recur in the current year.

Operating, administrative and other expenses increased by $5.7 million, or 8.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily driven by higher payroll-related costs (including bonuses), as well as increased marketing and travel costs (in part due to the acquisition of our former affiliate in Thailand in June 2014). Foreign currency translation had an $8.6 million positive impact on total operating expenses during the three months ended June 30, 2015.

Global Investment Management

Revenue decreased by $32.3 million, or 25.5%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Prior quarter results included $7.4 million of carried interest revenue, while current quarter results only included $0.6 million of carried interest revenue. Lower asset management, incentive and disposition fees in the current year also contributed to the variance. Foreign currency translation had a $9.2 million negative impact on total revenue during the three months ended June 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Operating, administrative and other expenses decreased by $19.6 million, or 20.9%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily driven by lower payroll-related costs (including bonuses) as well as lower carried interest expense incurred in the current year. Foreign currency translation also had a $7.2 million positive impact on total operating expenses during the three months ended June 30, 2015.

A rollforward of our AUM by product type for the three months ended June 30, 2015 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at April 1, 2015	$27.1	$35.5	$24.5	$87.1
Inflows	1.2	1.3	0.9	3.4
Outflows	(0.7)	(0.6)	(2.1)	(3.4)
Market appreciation (depreciation)	0.9	1.9	(1.5)	1.3

Balance at June 30, 2015	$28.5	$38.1	$21.8	$88.4

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

Development Services

Revenue increased by $1.9 million, or 14.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses increased by $1.8 million, or 14.4%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily driven by higher bonuses in the current year.

As of June 30, 2015, development projects in process totaled $6.0 billion, up 11.1% from year-end 2014, and the inventory of pipeline deals totaled $3.7 billion, down 7.5% from year-end 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Americas

Revenue increased by $404.7 million, or 17.9%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This improvement was primarily driven by improved sales, leasing, commercial mortgage brokerage and appraisal activity, as well as higher property, facilities and project management fees. Foreign currency translation had a $30.2 million negative impact on total revenue during the six months ended June 30, 2015, primarily driven by weakness in the Canadian dollar when converting to U.S. dollars during the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Cost of services increased by $249.0 million, or 17.0%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. Higher costs associated with our property and facilities management businesses as well as higher professional salaries and related costs due to increased headcount (in part due to in-fill acquisitions) also contributed to the increase. Foreign currency translation had a $19.4 million positive impact on cost of services during the six months ended June 30, 2015. Cost of services as a percentage of revenue decreased to 64.3% for the six months ended June 30, 2015 from 64.8% for the six months ended June 30, 2014, primarily due an increase in lending activity with GSEs, with no corresponding cost of services associated with that revenue stream. Excluding such activity, cost of services was relatively consistent at 65.7% for the six months ended June 30, 2015 versus 65.5% for the six months ended June 30, 2014.

Operating, administrative and other expenses increased by $59.5 million, or 11.6%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily driven by higher payroll-related costs, which resulted from increased headcount, as well as higher marketing and travel costs, all partly due to in-fill acquisitions. These increases were partially mitigated by foreign currency movement, including an $11.0 million improvement in foreign currency transaction activity over the prior year, primarily related to hedging activities, and a $7.9 million positive impact from foreign currency translation during the six months ended June 30, 2015.

EMEA

Revenue increased by $50.1 million, or 4.9%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was broad-based, as every major business line showed growth, led by sales activity. Notable strength was evident in Germany, Spain and the United Kingdom. The increase in revenue was largely muted by foreign currency translation, which had a $148.7 million negative impact on total revenue during the six months ended June 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Cost of services increased by $31.7 million, or 4.3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily driven by higher professional salaries due to investments in personnel and higher professional bonuses in the United Kingdom due to improved results. Higher costs associated with our property and facilities management businesses also contributed to the increase in the current year. These increases were largely masked by foreign currency translation, which had a $101.5 million positive impact on cost of services during the six months ended June 30, 2015. Cost of services as a percentage of revenue decreased to 70.7% for the six months ended June 30, 2015 from 71.1% for the six months ended June 30, 2014, primarily driven by higher transaction revenue in the current year in certain countries that have a fixed compensation structure.

Operating, administrative and other expenses increased by $14.4 million, or 5.8% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Higher payroll-related (including bonuses), marketing and travel costs were largely offset by foreign currency translation, which had a $39.8 million positive impact on total operating expenses during the six months ended June 30, 2015.

Asia Pacific

Revenue increased by $33.3 million, or 7.6%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, reflecting improved overall performance in several countries, most notably in Australia, Greater China and India, particularly in property, facilities and project management activity. Contributions from our acquisition of our former affiliate in Thailand in June 2014 also added to the current year increase. The overall increase was partially muted by foreign currency translation, which had a $46.8 million negative impact on total revenue during the six months ended June 30, 2015, primarily driven by weakness in the Australian dollar and Japanese yen when converting to U.S. dollars during the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Cost of services increased by $22.1 million, or 7.8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, driven by higher costs associated with our property and facilities management businesses. Increased commission expense resulting from higher transaction revenue as well as higher professional salaries and related costs (in part due to the acquisition of our former affiliate in Thailand in June 2014) also contributed to the increase in the current year. These increases were partially offset by foreign currency translation, which had a $27.1 million positive impact on cost of services during the six months ended June 30, 2015. Cost of services as a percentage of revenue was relatively flat at 64.6% for the six months ended June 30, 2015 as compared to 64.5% for the six months ended June 30, 2014.

Operating, administrative and other expenses increased by $4.6 million, or 3.7%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily driven by higher payroll-related costs (including bonuses), as well as increased marketing and travel costs (in part due to the acquisition of our former affiliate in Thailand in June 2014). Foreign currency translation had a $13.2 million positive impact on total operating expenses during the six months ended June 30, 2015.

Global Investment Management

Revenue decreased by $34.5 million, or 14.4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily driven by lower asset management, incentive and disposition fees in the current year. Foreign currency translation also had a $17.5 million negative impact on total revenue during the six months ended June 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the first quarter of 2015 versus the first quarter of 2014.

Operating, administrative and other expenses decreased by $30.7 million, or 17.2%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily driven by lower payroll-related costs (including bonuses) as well as lower carried interest expense incurred in the current year. Foreign currency translation also had a $12.9 million positive impact on total operating expenses during the six months ended June 30, 2015.

A rollforward of our AUM by product type for the six months ended June 30, 2015 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2015	$28.8	$37.0	$24.8	$90.6
Inflows	1.9	2.4	1.9	6.2
Outflows	(1.3)	(2.2)	(4.1)	(7.6)
Market (depreciation) appreciation	(0.9)	0.9	(0.8)	(0.8)

Balance at June 30, 2015	$28.5	$38.1	$21.8	$88.4

We describe above how we calculate AUM. Also as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue increased by $1.7 million, or 7.0%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses were relatively consistent at $32.7 million for the six months ended June 30, 2015 versus $33.2 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2015 include up to approximately $180 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2015, we incurred $44.1 million of capital expenditures, net of tenant concessions received. As of June 30, 2015, we had committed to fund $20.6 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of June 30, 2015, we had aggregate commitments of $20.7 million to fund future co-investments in our Global Investment Management business, $11.3 million of which is expected to be funded in 2015.

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

We also completed four financing transactions in recent years. These occurred in March 2013, September 2014 and December 2014, respectively, where we took advantage of market conditions to refinance our capital-markets debt. In addition, in January 2015, we entered into an amended and restated credit agreement providing for a $500.0 million tranche A term loan facility and a $2.6 billion revolving credit facility. We historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may again seek to take advantage of market opportunities to refinance existing debt securities with new debt securities at interest rates, maturities and terms we would deem attractive.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q was $91.0 million and $92.9 million at June 30, 2015 and December 31, 2014, respectively. We expect to contribute a total of $6.3 million to fund our pension plans for the year ending December 31, 2015, of which $3.4 million was funded as of June 30, 2015.

The third long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2015 and December 31, 2014, we had accrued for $74.1 million and $125.2 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $42.2 million for the six months ended June 30, 2015, a decrease of $181.8 million as compared to the six months ended June 30, 2014. The decrease in cash used in operating activities in the current year was primarily due to a decrease in receivables, lower net payments to vendors and lower income taxes paid in the current year. These items were partially offset by higher bonuses and commissions paid in the current year.

Investing Activities

Net cash used in investing activities totaled $170.8 million for the six months ended June 30, 2015, an increase of $168.8 million as compared to the six months ended June 30, 2014. This variance was primarily driven by proceeds received from the sale of real estate held for investment in the prior year (which did not recur in the current year) and a greater amount paid for acquisitions in the current year, partially offset by higher purchases of available for sale securities in the prior year. An increase in restricted cash during the six months ended June 30, 2015 versus a decrease in restricted cash during the six months ended June 30, 2014 also contributed to the variance.

Financing Activities

Net cash used in financing activities totaled $180.5 million for the six months ended June 30, 2015 as compared to net cash provided by financing activities of $110.7 million for the six months ended June 30, 2014. This variance was primarily due to the repayment of $645.6 million of senior term loans under our previous credit agreement, partially offset by the establishment of $500.0 million of new senior term loans under our new credit agreement, both of which occurred in the current year. Lower net borrowings under our revolving credit facility in the current year, partially offset by higher net repayments of notes payable on real estate within our Development Services segment in the prior year also contributed to the variance.

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

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse AG, or CS, as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the balance on our revolving credit facility under the 2013 Credit Agreement.

The 2015 Credit Agreement is now an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. The 2015 Credit Agreement currently provides for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; and (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020.

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the United States, with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). The 2015 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused) and as of June 30, 2015, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2014, we had $4.8 million of revolving credit facility principal outstanding under the 2013 Credit Agreement with a related weighted average annual interest rate of 1.4%, which was included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Borrowings under the tranche A term loan facility under the 2015 Credit Agreement as of June 30, 2015 bear interest, based on our option, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). As of June 30, 2015, we had $496.9 million of term loan facility principal outstanding under the 2015 Credit Agreement, which was included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of December 31, 2014, we had $645.6 million of term loan facilities principal outstanding (including $434.4 million of tranche A term loan facility and $211.2 million of tranche B term loan facility) under the 2013 Credit Agreement, which are also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In July 2015, we entered into three interest rate swap agreements, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” These derivatives are used to hedge the variability of future interest payments due to changes in interest rates prior to us issuing fixed rate debt. The total notional amount of these interest rate swap agreements is $300.0 million, all of which expires in August 2025, but will be cash settled at the earlier of the debt issuance date or a mandatory cash settlement date in late 2015.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, the fair values of such interest rate swap agreements were reflected as a $25.1 million liability and a $26.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On August 6, 2015, we entered into an underwriting agreement related to the public offering and sale of $600.0 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “2026 Notes”), to be issued by CBRE Services, Inc., or CBRE, our wholly-owned subsidiary. The 2026 Notes will be guaranteed on a full and unconditional basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. We expect to issue the 2026 Notes on August 13, 2015, subject to customary closing conditions.

On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $426.8 million at both June 30, 2015 and December 31, 2014.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $800.0 million at both June 30, 2015 and December 31, 2014.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 13.74x for the trailing twelve months ended June 30, 2015 and our leverage ratio of total debt less available cash to EBITDA was 1.15x as of June 30, 2015. We may from time to time explore opportunities to refinance or reduce our outstanding debt under our 2015 Credit Agreement and under our 5.00% senior notes and 5.25% senior notes.

We had short-term borrowings of $744.5 million and $506.1 million as of June 30, 2015 and December 31, 2014, respectively, with related weighted average interest rates of 1.8%, which are included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $5.0 million revolving credit note, bears interest at 0.25% per year and has a maturity date of April 30, 2016. As of June 30, 2015 and December 31, 2014, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% per year and has a maturity date of April 30, 2016. As of June 30, 2015 and December 31, 2014, there were no amounts outstanding under this agreement.

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

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and currently bears interest at the daily one-month LIBOR plus 1.60%. A portion of the line of credit totaling $75.0 million matured on July 1, 2015. The remainder, or $200.0 million, has a maturity date of May 26, 2016.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement, or ASAP Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, the maximum outstanding balance under the ASAP Program cannot exceed $200.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily one-month LIBOR plus 1.35% with a LIBOR floor of 0.35%. For the months of April and June 2015, the maximum outstanding balance was temporarily increased from $200.0 million to $300.0 million. This arrangement remains in place but is cancelable at any time by Fannie Mae with notice.

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and currently provides for a $325.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.35% and has a maturity date of June 30, 2016.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement currently provides for a $300.0 million senior secured revolving line of credit, bears interest at the daily one-month LIBOR plus 1.55% and has a maturity date of July 28, 2016. On July 28, 2015, the line was temporarily increased from $200.0 million to $300.0 million, with such increase expiring on August 31, 2015.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement has been amended and currently provides for a $15.0 million secured revolving line of credit, bears interest at daily one-month LIBOR plus 2.75% and has a maturity date of March 15, 2016.

During the six months ended June 30, 2015, we had a maximum of $1.4 billion of warehouse lines of credit principal outstanding. As of June 30, 2015 and December 31, 2014, we had $743.6 million and $501.2 million, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $750.8 million and $506.3 million of mortgage loans held for sale (warehouse receivables), as of June 30, 2015 and December 31, 2014, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which were also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in select cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $11.3 billion at June 30, 2015. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $51.6 million at June 30, 2015. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2015 and December 31, 2014, CBRE MCI had a $32.0 million and a $29.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $19.9 million and $16.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which totaled approximately $267.0 million (including $112.7 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2015.

We had outstanding letters of credit totaling $41.4 million as of June 30, 2015, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $32.0 million referred to in the preceding paragraph represented the majority of the $41.4 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2016.

We had guarantees totaling $19.9 million as of June 30, 2015, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $19.9 million primarily represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through December 2018, as well as various guarantees of management contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2015, we had numerous non-recourse carveout, completion and budget guarantees relating to development projects. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of June 30, 2015, we had aggregate commitments of $20.7 million to fund future co-investments, $11.3 million of which is expected to be funded in 2015. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2015, we had committed to fund $20.6 million of additional capital to these unconsolidated subsidiaries, which we may be required to fund at any time.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under accounting principles generally accepted in the United States, or GAAP, when it becomes effective on January 1, 2018. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and requires the use of the retrospective method. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated financial position.

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

These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•

volatility and disruption of the securities, capital and credit markets (including the real estate investment trust market), interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors affecting the value of real estate assets, inside and outside the United States;

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

•

declines in lending activity of Government Sponsored Enterprises, regulatory oversight and limits on such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

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

•

integration challenges arising out of our pending acquisition of the Global WorkPlace Solutions (GWS) business and other companies we may acquire (including our ability to close the GWS acquisition and the timing of that closing), and our ability to achieve expected cost synergies relating to those acquisitions;

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

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	liabilities under guarantees, or for construction defects, that we incur in our Global Investment Management and Development Services businesses;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate at or below current levels;

•

our ability to comply with laws and regulations related to our global operations, including real estate and facilities management licensure, labor and employment laws and regulations, as well as the anti-corruption laws and trade sanctions of the U.S. and other countries;

•	the effect of implementation of new accounting rules and standards; and

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies”, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, in particular in Part II, Item 1A, “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. During the six months ended June 30, 2015, approximately 42% of our business was transacted in non-U.S. dollar currencies, the majority of which includes the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen and Singapore dollar. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.

In July 2015, we entered into three interest rate swap agreements, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” These derivatives are used to hedge the variability of future interest payments due to changes in interest rates prior to us issuing fixed rate debt. The total notional amount of these interest rate swap agreements is $300.0 million, all of which expires in August 2025, but will be cash settled at the earlier of the debt issuance date or a mandatory cash settlement date in late 2015.

In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen, covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statements of operations set forth in Item 1 of this Quarterly Report were net losses of $11.1 million and net gains of $7.3 million from foreign currency exchange forward contracts for the three and six months ended June 30, 2015, respectively, and net losses of $3.4 million from foreign currency exchange forward contracts for both the three and six months ended June 30, 2014. As of June 30, 2015, we had 83 foreign currency exchange forward contracts outstanding covering a notional amount of $367.7 million. As of June 30, 2015, the fair value of forward contracts with five counterparties aggregated to a $7.1 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of June 30, 2015, the fair value of forward contracts with six counterparties aggregated to a $4.6 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations were net losses of $0.6 million and $0.2 million for the three and six months ended June 30, 2015, respectively, resulting from net losses on these foreign currency exchange option and forward contracts. The net impact on earnings resulting from gains and/or losses associated with these contracts during the three and six months ended June 30, 2014 was not significant. As of June 30, 2015, we had four foreign currency exchange option and forward contracts outstanding covering a notional amount of $33.0 million. As of June 30, 2015, the fair value of forward contracts with two counterparties aggregated to a $0.5 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, the fair values of such interest rate swap agreements were reflected as a $25.1 million liability and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior term loans was approximately $496.9 million at June 30, 2015. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes and 5.25% senior notes were $810.0 million and $439.9 million, respectively, at June 30, 2015.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 10.0% on our outstanding variable rate debt, excluding notes payable on real estate, at June 30, 2015, the net impact of the additional interest cost would be a decrease of $1.0 million on pre-tax income and an increase of $1.0 million on cash used in operating activities for the six months ended June 30, 2015.

We also have $24.8 million of notes payable on real estate as of June 30, 2015. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase by 10.0%, our total estimated interest cost related to notes payable would increase by approximately $0.1 million for the six months ended June 30, 2015. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations set forth in Item 1 of this Quarterly Report on Form 10-Q were net gains of $6.6 million and $10.6 million, respectively, for the three and six months ended June 30, 2015, resulting from these loan commitments. The net impact on earnings resulting from gains and/or losses associated with these loan commitments during the three and six months ended June 30, 2014 was not significant. As of June 30, 2015, the fair value of such contracts with three counterparties aggregated to a $6.6 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report on Form 10-Q.

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

Additionally, we report that no changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may repurchase shares awarded to grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. The following table presents information with respect to the repurchased shares relating thereto during each calendar month within the fiscal quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2015 – April 30, 2015	564		$38.71
May 1, 2015 – May 31, 2015 June 1, 2015 – June 30, 2015	— —	$ $	— —

Total	564		$38.71

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

2.1	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between CBRE, Inc. and Johnson Controls, Inc.	8-K	001-32205	2.1		4/3/2015

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1		11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2		10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1		4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3		7/30/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	5/10/2013

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(c)	Second Supplemental Indenture, dated as April 10, 2013 among CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(d)	Form of 5.00% Senior Notes due 2013 (included in Exhibit 4.3(b))	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(e)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

4.3(f)	Second Supplemental Indenture, dated as of September 24, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	8-K	001-32205	4.1		9/26/2014

4.3(g)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.3(f))	8-K	001-32205	4.2		9/26/2014

4.3(h)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

4.3(i)	Third Supplemental Indenture, dated as of December 12, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1		12/12/2014

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.1	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 28, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	10.1	5/29/2015

10.2	CBRE Group, Inc. Executive Incentive Plan+	8-K	001-32205	10.1	5/21/2015

11	Statement concerning Computation of Per Share Earnings (filed as Note 13 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CBRE GROUP, INC.

Date: August 10, 2015	/S/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: August 10, 2015	/S/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)