Form 10-Q
period 2015-09-30
CBRE GROUP, INC.
filed 2015-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of Class A common stock outstanding at October 30, 2015 was 334,166,504.

FORM 10-Q

September  30, 2015

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$440,357	$740,884
Restricted cash	67,190	28,090
Receivables, less allowance for doubtful accounts of $42,413 and $41,831 at September 30, 2015 and December 31, 2014, respectively	2,275,025	1,736,229
Warehouse receivables	585,860	506,294
Trading securities	62,609	62,804
Income taxes receivable	22,930	12,709
Prepaid expenses	163,038	142,719
Deferred tax assets, net	213,398	205,866
Real estate and other assets held for sale	—	3,845
Real estate under development	2,796	—
Available for sale securities	1,276	663
Other current assets	145,168	84,401

Total Current Assets	3,979,647	3,524,504
Property and equipment, net	503,666	497,926
Goodwill	2,997,042	2,333,821
Other intangible assets, net of accumulated amortization of $551,047 and $463,400 at September 30, 2015 and December 31, 2014, respectively	1,527,123	802,360
Investments in unconsolidated subsidiaries	231,905	218,280
Real estate under development	20,501	4,630
Real estate held for investment	20,299	37,129
Available for sale securities	55,780	59,512
Other assets, net	219,501	143,348

Total Assets	$9,555,464	$7,621,510

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

(Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,320,325	$827,530
Compensation and employee benefits payable	641,412	623,814
Accrued bonus and profit sharing	542,530	788,858
Short-term borrowings:
Warehouse lines of credit	578,445	501,185
Revolving credit facility	400,500	4,840
Other	18,543	25

Total short-term borrowings	997,488	506,050
Current maturities of long-term debt	30,186	42,407
Notes payable on real estate	3,444	23,229
Other current liabilities	68,878	63,746

Total Current Liabilities	3,604,263	2,875,634
Long-Term Debt:
Senior term loans, net of unamortized debt issuance costs of $10,410 and $7,537 at September 30, 2015 and December 31, 2014, respectively	854,590	598,426
5.00% senior notes, net of unamortized debt issuance costs of $11,161 and $12,053 at September 30, 2015 and December 31, 2014, respectively	788,839	787,947
4.875% senior notes, net of unamortized debt issuance costs of $5,105 at September 30, 2015	590,380	—
5.25% senior notes, net of unamortized debt issuance costs of $4,815 and $4,607 at September 30, 2015 and December 31, 2014, respectively	421,913	422,206
Other long-term debt	3	26

Total Long-Term Debt	2,655,725	1,808,605
Notes payable on real estate, net of unamortized debt issuance costs of $1,164 and $1,398 at September 30, 2015 and December 31, 2014, respectively	27,993	18,216
Deferred tax liabilities, net	204,031	149,233
Non-current tax liabilities	50,516	46,003
Pension liability	85,998	92,923
Other liabilities	337,413	329,498

Total Liabilities	6,965,939	5,320,112
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 334,166,504 and 332,991,031 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,342	3,330
Additional paid-in capital	1,080,607	1,039,425
Accumulated earnings	1,908,184	1,541,095
Accumulated other comprehensive loss	(446,454)	(324,020)

Total CBRE Group, Inc. Stockholders’ Equity	2,545,679	2,259,830
Non-controlling interests	43,846	41,568

Total Equity	2,589,525	2,301,398

Total Liabilities and Equity	$9,555,464	$7,621,510

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,712,559	$2,275,076	$7,155,568	$6,262,724
Costs and expenses:
Cost of services	1,773,660	1,428,986	4,552,411	3,904,919
Operating, administrative and other	626,905	601,026	1,768,838	1,695,623
Depreciation and amortization	75,047	67,159	215,498	195,657

Total costs and expenses	2,475,612	2,097,171	6,536,747	5,796,199
Gain on disposition of real estate	3,154	7,235	10,140	37,102

Operating income	240,101	185,140	628,961	503,627
Equity income from unconsolidated subsidiaries	17,242	43,300	39,386	67,564
Other (loss) income	(4,945)	(113)	(4,927)	11,052
Interest income	1,158	1,598	4,857	4,321
Interest expense	30,699	27,841	83,067	84,326
Write-off of financing costs	—	23,087	2,685	23,087

Income before provision for income taxes	222,857	178,997	582,525	479,151
Provision for income taxes	72,866	69,305	206,243	171,318

Net income	149,991	109,692	376,282	307,833
Less: Net income attributable to non-controlling interests	868	2,593	9,193	27,607

Net income attributable to CBRE Group, Inc.	$149,123	$107,099	$367,089	$280,226

Basic income per share attributable to CBRE Group, Inc.	$0.45	$0.32	$1.10	$0.85

Weighted average shares outstanding for basic income per share	332,684,487	330,419,006	332,223,036	330,197,240

Diluted income per share attributable to CBRE Group, Inc.	$0.44	$0.32	$1.09	$0.84

Weighted average shares outstanding for diluted income per share	336,561,877	334,293,046	336,140,923	333,855,131

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$149,991	$109,692	$376,282	$307,833
Other comprehensive loss:
Foreign currency translation loss	(69,728)	(109,122)	(117,640)	(72,676)
Fees associated with termination of interest rate swaps, net of tax	(3,748)	—	(3,748)	—
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,873	1,844	5,477	5,470
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of tax	(2,924)	854	(5,435)	(3,460)
Unrealized holding (losses) gains on available for sale securities, net of tax	(1,182)	186	(1,111)	(670)
Other, net	(18)	76	—	211

Total other comprehensive loss	(75,727)	(106,162)	(122,457)	(71,125)
Comprehensive income	74,264	3,530	253,825	236,708
Less: Comprehensive income attributable to non-controlling interests	861	2,533	9,170	27,556

Comprehensive income attributable to CBRE Group, Inc.	$73,403	$997	$244,655	$209,152

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$376,282	$307,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,498	195,657
Amortization and write-off of financing costs	9,703	11,172
Write-down of impaired assets	—	8,615
Gain on sale of loans, servicing rights and other assets	(105,178)	(60,299)
Net realized and unrealized losses (gains) from investments	4,927	(10,637)
Gain on disposition of real estate held for investment	(8,573)	(28,005)
Equity income from unconsolidated subsidiaries	(39,386)	(67,564)
Provision for doubtful accounts	7,039	6,425
Deferred income taxes	(5,466)	6,304
Compensation expense related to equity awards	48,119	44,130
Incremental tax benefit from stock options exercised	(2,270)	(803)
Distribution of earnings from unconsolidated subsidiaries	22,900	18,556
Tenant concessions received	6,770	15,356
Purchase of trading securities	(64,442)	(50,973)
Proceeds from sale of trading securities	57,901	47,830
Increase in receivables	(3,022)	(138,937)
Increase in prepaid expenses and other assets	(71,762)	(25,761)
(Increase) decrease in real estate held for sale and under development	(11,542)	16,417
Increase (decrease) in accounts payable and accrued expenses	4,490	(44,543)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(269,396)	(74,914)
Increase in income taxes receivable/payable	(4,584)	(99,872)
(Decrease) increase in other liabilities	(12,800)	421
Other operating activities, net	(12,798)	(7,930)

Net cash provided by operating activities	142,410	68,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(85,324)	(92,618)
Acquisition of Global Workplace Solutions (GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(1,421,663)	—
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(103,140)	(132,541)
Contributions to unconsolidated subsidiaries	(45,792)	(40,103)
Distributions from unconsolidated subsidiaries	42,738	62,978
Net proceeds from disposition of real estate held for investment	3,584	77,278
Additions to real estate held for investment	(1,773)	(5,043)
Proceeds from the sale of servicing rights and other assets	21,434	18,169
(Increase) decrease in restricted cash	(41,864)	4,431
Purchase of available for sale securities	(31,919)	(68,984)
Proceeds from the sale of available for sale securities	33,063	61,357
Other investing activities, net	(1,290)	570

Net cash used in investing activities	(1,631,946)	(114,506)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	$900,000	$—
Repayment of senior term loans	(651,863)	(29,738)
Proceeds from revolving credit facility	2,107,500	1,688,568
Repayment of revolving credit facility	(1,711,512)	(1,672,359)
Proceeds from issuance of 4.875% senior notes, net	595,440	—
Proceeds from issuance of 5.25% senior notes	—	300,000
Proceeds from notes payable on real estate held for investment	—	5,022
Repayment of notes payable on real estate held for investment	(1,173)	(27,241)
Proceeds from notes payable on real estate held for sale and under development	12,584	4,884
Repayment of notes payable on real estate held for sale and under development	—	(44,959)
Proceeds from short-term borrowings, net	15,862	4,545
Shares repurchased for payment of taxes on equity awards	(24,517)	(16,656)
Proceeds from exercise of stock options	6,755	4,466
Incremental tax benefit from stock options exercised	2,270	803
Non-controlling interests contributions	4,691	1,415
Non-controlling interests distributions	(13,595)	(31,998)
Payment of financing costs	(30,130)	(3,149)
Other financing activities, net	(2,142)	(1,446)

Net cash provided by financing activities	1,210,170	182,157
Effect of currency exchange rate changes on cash and cash equivalents	(21,161)	(12,683)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(300,527)	123,446
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	740,884	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$440,357	$615,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$80,822	$80,636

Income tax payments, net	$210,634	$266,210

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2014	$3,330	$1,039,425	$1,541,095	$(324,020)	$41,568	$2,301,398
Net income	—	—	367,089	—	9,193	376,282
Stock options exercised (including tax benefit)	5	9,020	—	—	—	9,025
Restricted stock awards vesting (including tax benefit)	9	7,778	—	—	—	7,787
Compensation expense for equity awards	—	48,119	—	—	—	48,119
Shares repurchased for payment of taxes on equity awards	(3)	(24,514)	—	—	—	(24,517)
Foreign currency translation loss	—	—	—	(117,617)	(23)	(117,640)
Fees associated with termination of interest rate swaps, net of tax (see Note 6)	—	—	—	(3,748)	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	5,477	—	5,477
Unrealized losses on interest rate swaps, net of tax	—	—	—	(5,435)	—	(5,435)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	(1,111)	—	(1,111)
Contributions from non-controlling interests	—	—	—	—	4,691	4,691
Distributions to non-controlling interests	—	—	—	—	(13,595)	(13,595)
Other	1	779	—	—	2,012	2,792

Balance at September 30, 2015	$3,342	$1,080,607	$1,908,184	$(446,454)	$43,846	$2,589,525

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2014.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and in August 2015 issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and requires the use of the retrospective method. ASU 2015-15 permits classifying debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-15 is effective upon the adoption of ASU 2015-03.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We elected to early adopt the provisions of ASU 2015-03 during the third quarter of 2015 and balance sheet amounts as of December 31, 2014 have been reclassified to conform to the current period presentation. As of December 31, 2014, $25.6 million of debt issuance costs were reclassified from other assets and netted against the related debt liabilities in the accompanying consolidated balance sheet as follows (dollars in thousands):

5.00% senior notes	$12,053
Senior term loans	7,537
5.25% senior notes	4,607
Notes payable on real estate	1,398

Total reclassified	$25,595

The adoption of ASU 2015-03 had no impact on our consolidated results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. This ASU is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We elected to early adopt the provisions of ASU 2015-16 during the third quarter of 2015. The adoption of ASU 2015-16 had no impact on our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Pending Adoption

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective on January 1, 2018. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

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

3.	Acquisition of Global Workplace Solutions

On March 31, 2015, CBRE, Inc., our wholly-owned subsidiary, entered into a Stock and Asset Purchase Agreement with Johnson Controls, Inc. (JCI) to acquire JCI’s Global Workplace Solutions (GWS) business. The acquired GWS business is a market-leading provider of Integrated Facilities Management solutions for major occupiers of commercial real estate and has significant operations around the world. This acquisition (which we refer to as the GWS Acquisition) closed on September 1, 2015. The purchase price was $1.475 billion, payable in cash, with

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

adjustments for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. GWS has been merged with our occupier outsourcing business line, and the new combined business has adopted the “Global Workplace Solutions” name.

We financed the transaction with: (i) a new issuance in August 2015 of $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026; (ii) borrowings in September 2015 of $400.0 million in aggregate principal amount of new tranche B-1 and tranche B-2 term loan facilities under our 2015 Credit Agreement; (iii) borrowings under our existing revolving credit facility under our 2015 Credit Agreement; and (iv) cash on hand. See Note 11 for more information on the abovementioned debt instruments.

The following represents a summary of the excess purchase price over the estimated fair value of net assets acquired (dollars in thousands):

Estimated purchase price	$1,511,010
Less estimated fair value of net assets acquired (see table below)	(781,946)

Excess purchase price over estimated fair value of net assets acquired	$729,064

The preliminary purchase accounting adjustments related to the GWS Acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the GWS Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from GWS with ours. Of the $729 million of goodwill recorded in connection with the GWS Acquisition, only approximately $423 million is deductible for tax purposes. The assignment of goodwill to our reporting units has not been completed. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, including intangible assets and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the aggregate estimated fair values of the assets acquired and the liabilities assumed in the GWS Acquisition (dollars in thousands):

Cash and cash equivalents	$89,347
Receivables, net	601,299
Prepaid expenses	7,825
Deferred tax assets, current	5,154
Other current assets	26,940
Property and equipment	21,027
Other intangible assets	736,250
Other assets	40,677

Total assets acquired	1,528,519

Accounts payable and accrued expenses	567,604
Compensation and employee benefits payable	53,901
Accrued bonus and profit sharing	28,040
Income taxes payable	2,425
Other current liabilities	11,963
Deferred tax liabilities, long-term	62,418
Other liabilities	19,018

Total liabilities assumed	745,369

Non-controlling interests acquired	1,204

Estimated fair value of net assets acquired	$781,946

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following is a summary of the preliminary estimate of the amortizable intangible assets acquired in connection with the GWS Acquisition (dollars in thousands):

Intangible Asset Class	Weighted Average Amortization Period	Amount Assigned At Acquisition Date
Trademarks	20 years	$450,500
Customer relationships	10 years	212,000
Non-compete agreements	3 years	73,750

Total amortizable intangibles acquired	15 years	$736,250

The consolidated statement of operations for the three and nine months ended September 30, 2015 includes revenue, operating income and net income attributable to CBRE Group, Inc. of $236.6 million, $13.1 million and $8.6 million, respectively, attributable to the GWS Acquisition. This does not include direct transaction and integration costs incurred during the three and nine months ended September 30, 2015 of $16.9 million and $24.9 million, respectively, in connection with the GWS Acquisition.

Pro forma results, assuming the GWS Acquisition had occurred as of January 1, 2014 for purposes of the 2015 and 2014 pro forma disclosures, are presented below. They include certain adjustments for the three and nine months ended September 30, 2015, including $17.1 million and $51.2 million, respectively, of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $9.7 million and $30.6 million, respectively, of additional interest expense as a result of debt incurred to finance the GWS Acquisition, the removal of $16.9 million and $24.9 million, respectively, of direct costs incurred by us related to the GWS Acquisition, and the tax impact for the three and nine months ended September 30, 2015 of these pro forma adjustments. They also include certain adjustments for the three and nine months ended September 30, 2014, including $17.1 million and $51.2 million, respectively, of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $10.5 million and $31.5 million, respectively, of additional interest expense as a result of debt incurred to finance the GWS Acquisition, and the tax impact for the three and nine months ended September 30, 2014 of these pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the GWS Acquisition occurred on January 1, 2014 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3,210,559	$3,135,826	$9,272,568	$8,844,974
Operating income	$259,260	$171,562	$665,985	$462,896
Net income attributable to CBRE Group, Inc.	$157,206	$91,396	$374,193	$233,013
Basic income per share	$0.47	$0.28	$1.13	$0.71
Weighted average shares outstanding for basic income per share	332,684,487	330,419,006	332,223,036	330,197,240
Diluted income per share	$0.47	$0.27	$1.11	$0.70
Weighted average shares outstanding for diluted income per share	336,561,877	334,293,046	336,140,923	333,855,131

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Variable Interest Entities (VIEs)

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

The Venture did not provide any financial support to the Entities during the nine months ended September 30, 2014. The assets of the Entities were the sole collateral for the mortgage notes payable and other liabilities of the Entities and, as such, the creditors and equity investors of these Entities had no recourse to our assets held outside of these Entities.

Operating results relating to the Entities for the nine months ended September 30, 2014 (none for the three months ended September 30, 2014) included the following (dollars in thousands):

Revenue	$3,561
Operating, administrative and other expenses	$2,588
Gain on disposition of real estate	$23,028
Net income attributable to non-controlling interests	$21,724

We also hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of September 30, 2015 and December 31, 2014, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Investments in unconsolidated subsidiaries	$22,189	$26,353
Other assets, current	3,621	3,337
Co-investment commitments	180	200

Maximum exposure to loss	$25,990	$29,890

5.	Fair Value Measurements

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014.

There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	As of September 30, 2015
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$6,236	$—	$—	$6,236
Debt securities issued by U.S. federal agencies	—	4,351	—	4,351
Corporate debt securities	—	18,682	—	18,682
Asset-backed securities	—	2,552	—	2,552
Collateralized mortgage obligations	—	1,814	—	1,814

Total debt securities	6,236	27,399	—	33,635
Equity securities	23,421	—	—	23,421

Total available for sale securities	29,657	27,399	—	57,056
Trading securities	62,609	—	—	62,609
Warehouse receivables	—	585,860	—	585,860
Loan commitments	—	—	9,445	9,445
Foreign currency exchange forward contracts	—	10,846	—	10,846

Total assets at fair value	$92,266	$624,105	$9,445	$725,816

Liabilities
Interest rate swaps	$—	$26,919	$—	$26,919
Securities sold, not yet purchased	4,640	—	—	4,640
Foreign currency exchange forward contracts	—	1,260	—	1,260

Total liabilities at fair value	$4,640	$28,179	$—	$32,819

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

The following table provides additional information about fair value measurements for the Level 3 assets for the nine months ended September 30, 2015 (dollars in thousands):

Balance at January 1, 2015	$2,372
Net gains included in earnings	20,029
Settlements	(12,956)
Transfers into (out of) Level 3	—

Ending balance at September 30, 2015	$9,445

There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2015. The following non-recurring fair value measurements were recorded during the three and nine months ended September 30, 2014 (dollars in thousands):

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

Senior Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $893.8 million and $645.1 million at September 30, 2015 and December 31, 2014, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $883.3 million and $638.1 million at September 30, 2015 and December 31, 2014, respectively (see Note 11).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $805.5 million and $818.0 million at September 30, 2015 and December 31, 2014, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $788.8 million and $787.9 million at September 30, 2015 and December 31, 2014, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.875% Senior Notes: On August 13, 2015, CBRE Services, Inc. (CBRE), our wholly-owned subsidiary, issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (see Note 11). Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $596.4 million at September 30, 2015. Their actual carrying value, net of unamortized debt issuance costs, totaled $590.4 million at September 30, 2015.

5.25% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.25% senior notes was $430.5 million and $439.7 million at September 30, 2015 and December 31, 2014, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $421.9 million and $422.2 million at September 30, 2015 and December 31, 2014, respectively.

Notes Payable on Real Estate: As of September 30, 2015 and December 31, 2014, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $31.4 million and $41.4 million, respectively (see Note 10). These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

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

In July 2015, we entered into three interest rate swap agreements with an aggregate notional amount of $300.0 million, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” We structured these swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates prior to us issuing the 4.875% senior notes (see Note 11). There was no hedge ineffectiveness for the three and nine months ended September 30, 2015. In August 2015, we elected to terminate these agreements and paid a $6.2 million cash settlement, which has been recorded to accumulated other comprehensive loss in the accompanying consolidated balance sheets and is being amortized to interest expense throughout the remaining term of the terminated hedge transaction until August 2025. We reclassified $0.1 million for the three and nine months ended September 30, 2015 from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $0.6 million will be reclassified from accumulated other comprehensive loss to interest expense.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2015 and 2014. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We reclassified $3.0 million and $8.9 million for the three and nine months ended September 30, 2015, respectively, and $3.0 million and $9.0 million for the three and nine months ended September 30, 2014, respectively, from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $11.0 million will be reclassified from accumulated other comprehensive loss to interest expense. In addition, we recorded net losses of $4.8 million and $8.9 million for the three and nine months ended September 30, 2015, respectively, and a net gain of $1.4 million and a net loss of $5.8 million for the three and nine months ended September 30, 2014, respectively, to other comprehensive income/loss in relation to such interest rate swap agreements. As of both September 30, 2015 and December 31, 2014, the fair values of such interest rate swap agreements were reflected as a $26.9 million liability, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

Additionally, our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen, covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations were net gains of $9.3 million and $16.6 million from foreign currency exchange forward contracts for the three and nine months ended September 30, 2015, respectively, and net gains of $7.7 million and $4.5 million from foreign currency exchange forward contracts for the three and nine months ended September 30, 2014. As of September 30, 2015, we had 59 foreign currency exchange forward contracts outstanding covering a notional amount of $299.9 million. As of September 30, 2015, the fair value of forward contracts with seven counterparties aggregated to a $10.7 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of September 30, 2015, the fair value of forward contracts with four counterparties aggregated to a $1.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.5 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with four counterparties aggregated to a $1.3 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations were net gains of $0.4 million and $0.2 million for the three and nine months ended September 30,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2015, respectively, and net gains of $3.1 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, resulting from net losses/gains on these foreign currency exchange option and forward contracts. As of September 30, 2015, we had four foreign currency exchange option and forward contracts outstanding covering a notional amount of $33.1 million. As of September 30, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.1 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. In addition, as of September 30, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.2 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.8 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with one counterparty aggregated to a $0.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations were net gains of $9.4 million and $20.0 million for the three and nine months ended September 30, 2015, respectively, resulting from these loan commitments. The net impact on earnings resulting from gains and/or losses associated with these loan commitments during the three and nine months ended September 30, 2014 was not significant. As of September 30, 2015, the fair value of such contracts with three counterparties aggregated to a $9.4 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of such contracts with three counterparties aggregated to a $2.4 million asset position, which was included in other current assets in the accompanying consolidated balance sheets.

7.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Combined condensed financial information for these entities is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Global Investment Management:
Revenue	$221,245	$211,357	$728,144	$637,605
Operating (loss) income	$(26,625)	$93,731	$(107,351)	$(228,168)
Net income (loss)	$56,182	$18,413	$(175,014)	$(235,559)

Development Services:
Revenue	$22,690	$11,248	$42,265	$34,083
Operating income	$13,316	$11,736	$54,664	$30,143
Net income	$9,812	$8,855	$47,299	$24,066

Other:
Revenue	$52,535	$42,106	$126,101	$113,688
Operating income	$10,961	$5,856	$25,592	$19,200
Net income	$11,126	$6,025	$26,027	$19,411

Total:
Revenue	$296,470	$264,711	$896,510	$785,376
Operating (loss) income	$(2,348)	$111,323	$(27,095)	$(178,825)
Net income (loss)	$77,120	$33,293	$(101,688)	$(192,082)

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

We did not hold any real estate and other assets for sale at September 30, 2015. Real estate and other assets held for sale and related liabilities at December 31, 2014 were as follows (dollars in thousands):

Assets:
Real estate held for sale (see Note 9)	$3,840
Other current assets	5

Total real estate and other assets held for sale	3,845

Liabilities:
Accounts payable and accrued expenses	61

Total liabilities related to real estate and other assets held for sale	61

Net real estate and other assets held for sale	$3,784

9.	Real Estate

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

	September 30, 2015	December 31, 2014
Real estate included in assets held for sale (see Note 8)	$—	$3,840
Real estate under development (current)	2,796	—
Real estate under development (non-current)	20,501	4,630
Real estate held for investment (1)	20,299	37,129

Total real estate (2)	$43,596	$45,599

(1)	Net of accumulated depreciation of $10.5 million and $12.3 million at September 30, 2015 and December 31, 2014, respectively.
(2)	Includes balances for lease intangibles of $0.1 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively. We record lease intangibles upon acquiring real estate projects with in-place leases. The balances are shown net of amortization, which is recorded as an increase to, or a reduction of, rental income.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Notes Payable on Real Estate

We had loans secured by real estate, which consisted of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Current portion of notes payable on real estate	$3,444	$23,229
Notes payable on real estate, non-current portion	27,993	18,216

Total notes payable on real estate	$31,437	$41,445

At both September 30, 2015 and December 31, 2014, none of our notes payable on real estate were recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable.

11.	Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse AG (CS) as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the balance on our revolving credit facility under the 2013 Credit Agreement. On September 3, 2015, we entered into an incremental assumption agreement with a syndicate of banks jointly led by Wells Fargo Securities, LLC and CS to establish new tranche B-1 and tranche B-2 term loan facilities under the 2015 Credit Agreement in an aggregate principal amount of $400.0 million.

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of September 30, 2015, the 2015 Credit Agreement provides for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which begin on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which begin on December 31, 2015 and continue through maturity on September 3, 2022.

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the United States (U.S.), with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). The 2015 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of September 30, 2015, we had $400.5 million of revolving credit facility principal outstanding under the 2015 Credit Agreement with a related weighted average annual interest rate of 1.3%, which was included in

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2015, letters of credit totaling $2.0 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2014, we had $4.8 million of revolving credit facility principal outstanding under the 2013 Credit Agreement with a related weighted average annual interest rate of 1.4%, which was included in short-term borrowings in the accompanying consolidated balance sheets.

Borrowings under the term loan facilities under the 2015 Credit Agreement as of September 30, 2015 bear interest, based at our option, on the following: for the tranche A term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); for the tranche B-1 term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); and for the tranche B-2 term loan facility, on either (1) the applicable fixed rate plus 1.40% to 1.70% or (2) the daily rate plus 0.40% to 0.75%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). As of September 30, 2015, we had $883.3 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2015 Credit Agreement (consisting of $486.7 million of tranche A term loan facility, $267.7 million of tranche B-1 term loan facility and $128.9 million of tranche B-2 term loan facility), which was included in the accompanying consolidated balance sheets. As of December 31, 2014, we had $638.1 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2013 Credit Agreement (consisting of $429.7 million of tranche A term loan facility and $208.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets.

On August 13, 2015, CBRE issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1, with the first interest payment to be made on March 1, 2016. The 4.875% senior notes are redeemable at our option, in whole or in part, prior to December 1, 2025 at a redemption price equal to the greater of (1) 100% of the principal amount of the 4.875% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 1, 2025 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture governing these notes). In addition, at any time on or after December 1, 2025, the 4.875% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 4.875% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 4.875% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $590.4 million at September 30, 2015.

On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, beginning on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $421.9 million and $422.2 million at September 30, 2015 and December 31, 2014, respectively.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 11.01x for the trailing twelve months ended September 30, 2015, and our leverage ratio of total debt less available cash to EBITDA was 1.88x as of September 30, 2015.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. On September 26, 2014, we gave the 30-day notice required under the indenture of our intent to redeem all of the 6.625% senior notes. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture. In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. Such charges were included in the write-off of financing costs for the three and nine months ended September 30, 2014 in the accompanying consolidated statements of operations.

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Federal National Mortgage Association (Fannie Mae), under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in select cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $11.4 billion at September 30, 2015. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $32.0 million at September 30, 2015. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2015 and December 31, 2014, CBRE MCI had a $35.0 million and a $29.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $20.1 million and $16.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $279.6 million (including $119.8 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2015.

We had outstanding letters of credit totaling $44.1 million as of September 30, 2015, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $35.0 million referred to in the preceding paragraph represented the majority of the $44.1 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2016.

We had guarantees totaling $41.0 million as of September 30, 2015, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $41.0 million primarily represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through July 2019, as well as various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2015, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2015, we had aggregate commitments of $23.6 million to fund future co-investments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2015, we had committed to fund $23.0 million of additional capital to these unconsolidated subsidiaries.

13.	Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$149,123	$107,099	$367,089	$280,226
Weighted average shares outstanding for basic income per share	332,684,487	330,419,006	332,223,036	330,197,240

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.45	$0.32	$1.10	$0.85

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$149,123	$107,099	$367,089	$280,226
Weighted average shares outstanding for basic income per share	332,684,487	330,419,006	332,223,036	330,197,240
Dilutive effect of contingently issuable shares	3,747,524	3,478,244	3,701,801	3,239,528
Dilutive effect of stock options	129,866	395,796	216,086	418,363

Weighted average shares outstanding for diluted income per share	336,561,877	334,293,046	336,140,923	333,855,131

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.44	$0.32	$1.09	$0.84

For both the three and nine months ended September 30, 2015, 743,638 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For both the three and nine months ended September 30, 2014, 47,639 of contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For both the three and nine months ended September 30, 2014, options to purchase 582 shares of common stock were excluded from the computation of diluted earnings per share. These options were excluded because their inclusion would have had an anti-dilutive effect given that the options’ exercise prices were greater than the average market price of our common stock for such period.

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

Net periodic pension cost (benefit) consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$3,792	$4,503	$11,219	$13,411
Expected return on plan assets	(4,684)	(5,812)	(13,843)	(17,465)
Amortization of unrecognized net loss	1,044	673	3,091	2,003

Net periodic pension cost (benefit)	$152	$(636)	$467	$(2,051)

With respect to these pension plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. We contributed $2.0 million and $5.4 million to fund our pension plans during the three and nine months ended September 30, 2015, respectively. We expect to contribute a total of $7.5 million to fund our pension plans for the year ending December 31, 2015.

15.	Segments

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management and (5) Development Services.

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada and key markets in Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and occupier outsourcing services.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Americas	$1,556,648	$1,325,875	$4,218,753	$3,583,276
EMEA	737,863	574,493	1,817,601	1,604,159
Asia Pacific	285,337	253,742	755,531	690,599
Global Investment Management	114,094	105,012	318,371	343,789
Development Services	18,617	15,954	45,312	40,901

	$2,712,559	$2,275,076	$7,155,568	$6,262,724

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA
Americas	$203,598	$187,476	$594,330	$482,642
EMEA	55,758	37,485	111,146	88,219
Asia Pacific	27,699	22,767	66,403	54,773
Global Investment Management	29,014	21,146	80,198	87,538
Development Services	10,508	24,019	17,648	37,121

	$326,577	$292,893	$869,725	$750,293

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

EBITDA is not intended to be a measure of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. EBITDA may also differ from the amount calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Net interest expense and write-off of financing costs have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas
Net income attributable to CBRE Group, Inc.	$93,880	$86,098	$285,939	$248,868
Adjustments:
Depreciation and amortization	47,209	38,451	134,750	107,796
Interest expense, net	9,692	3,361	17,485	12,321
Write-off of financing costs	—	23,087	2,685	23,087
Royalty and management service expense (income)	1,644	(14,949)	4,122	(18,656)
Provision for income taxes	51,173	51,428	149,349	109,226

EBITDA	$203,598	$187,476	$594,330	$482,642

EMEA
Net income (loss) attributable to CBRE Group, Inc.	$23,627	$(748)	$25,070	$(14,705)
Adjustments:
Depreciation and amortization	15,175	16,080	44,574	48,862
Interest expense, net	10,834	13,145	33,656	37,488
Royalty and management service (income) expense	(1,452)	8,249	(7,644)	1,294
Provision for income taxes	7,574	759	15,490	15,280

EBITDA	$55,758	$37,485	$111,146	$88,219

Asia Pacific
Net income attributable to CBRE Group, Inc.	$15,459	$5,398	$29,067	$9,400
Adjustments:
Depreciation and amortization	3,728	4,178	11,357	10,617
Interest expense, net	800	474	2,689	1,577
Royalty and management service (income) expense	(766)	5,636	883	13,898
Provision for income taxes	8,478	7,081	22,407	19,281

EBITDA	$27,699	$22,767	$66,403	$54,773

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Global Investment Management
Net income attributable to CBRE Group, Inc.	$10,334	$3,075	$18,354	$18,137
Adjustments:
Depreciation and amortization	8,423	7,485	23,095	25,303
Interest expense, net	8,060	8,331	23,562	25,917
Royalty and management service expense	574	1,064	2,639	3,464
Provision for income taxes	1,623	1,191	12,548	14,717

EBITDA	$29,014	$21,146	$80,198	$87,538

Development Services
Net income attributable to CBRE Group, Inc.	$5,823	$13,276	$8,659	$18,526
Adjustments:
Depreciation and amortization	512	965	1,722	3,079
Interest expense, net	155	932	818	2,702
Provision for income taxes	4,018	8,846	6,449	12,814

EBITDA	$10,508	$24,019	$17,648	$37,121

16.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014; condensed consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014; condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014; and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 of (a) CBRE Group, Inc., as the parent, (b) CBRE, as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$1	$5,827	$51,040	$383,489	$—	$440,357
Restricted cash	—	—	6,959	60,231	—	67,190
Receivables, net	—	—	849,574	1,425,451	—	2,275,025
Warehouse receivables (a)	—	—	465,734	120,126	—	585,860
Trading securities	—	—	94	62,515	—	62,609
Income taxes receivable	17,241	—	10,265	—	(4,576)	22,930
Prepaid expenses	—	—	58,120	104,918	—	163,038
Deferred tax assets, net	—	—	140,745	72,653	—	213,398
Real estate under development	—	—	—	2,796	—	2,796
Available for sale securities	—	—	1,276	—	—	1,276
Other current assets	—	10,846	70,007	64,315	—	145,168

Total Current Assets	17,242	16,673	1,653,814	2,296,494	(4,576)	3,979,647
Property and equipment, net	—	—	364,141	139,525	—	503,666
Goodwill	—	—	1,576,158	1,420,884	—	2,997,042
Other intangible assets, net	—	—	836,362	690,761	—	1,527,123
Investments in unconsolidated subsidiaries	—	—	197,626	34,279	—	231,905
Investments in consolidated subsidiaries	3,492,015	3,820,028	1,499,288	—	(8,811,331)	—
Intercompany loan receivable	—	2,754,386	700,000	—	(3,454,386)	—
Real estate under development	—	—	—	20,501	—	20,501
Real estate held for investment	—	—	4,281	16,018	—	20,299
Available for sale securities	—	—	54,213	1,567	—	55,780
Other assets, net	—	23,426	114,144	81,931	—	219,501

Total Assets	$3,509,257	$6,614,513	$7,000,027	$4,701,960	$(12,270,293)	$9,555,464

Current Liabilities:
Accounts payable and accrued expenses	$—	$8,896	$394,754	$916,675	$—	$1,320,325
Compensation and employee benefits payable	—	626	352,557	288,229	—	641,412
Accrued bonus and profit sharing	—	—	287,301	255,229	—	542,530
Income taxes payable	—	—	—	4,576	(4,576)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	461,450	116,995	—	578,445
Revolving credit facility	—	400,500	—	—	—	400,500
Other	—	—	16	18,527	—	18,543

Total short-term borrowings	—	400,500	461,466	135,522	—	997,488
Current maturities of long-term debt	—	28,750	1,408	28	—	30,186
Notes payable on real estate	—	—	—	3,444	—	3,444
Other current liabilities	—	1,085	59,520	8,273	—	68,878

Total Current Liabilities	—	439,857	1,557,006	1,611,976	(4,576)	3,604,263
Long-Term Debt:
Senior term loans, net	—	854,590	—	—	—	854,590
5.00% senior notes, net	—	788,839	—	—	—	788,839
4.875% senior notes, net	—	590,380	—	—	—	590,380
5.25% senior notes, net	—	421,913	—	—	—	421,913
Other long-term debt	—	—	—	3	—	3
Intercompany loan payable	963,578	—	1,276,088	1,214,720	(3,454,386)	—

Total Long-Term Debt	963,578	2,655,722	1,276,088	1,214,723	(3,454,386)	2,655,725
Notes payable on real estate, net	—	—	—	27,993	—	27,993
Deferred tax liabilities, net	—	—	76,642	127,389	—	204,031
Non-current tax liabilities	—	—	50,516	—	—	50,516
Pension liability	—	—	—	85,998	—	85,998
Other liabilities	—	26,919	219,747	90,747	—	337,413

Total Liabilities	963,578	3,122,498	3,179,999	3,158,826	(3,458,962)	6,965,939
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,545,679	3,492,015	3,820,028	1,499,288	(8,811,331)	2,545,679
Non-controlling interests	—	—	—	43,846	—	43,846

Total Equity	2,545,679	3,492,015	3,820,028	1,543,134	(8,811,331)	2,589,525

Total Liabilities and Equity	$3,509,257	$6,614,513	$7,000,027	$4,701,960	$(12,270,293)	$9,555,464

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under Capital One, N.A. (Capital One), TD Bank, N.A. (TD Bank), Bank of America (BofA), JP Morgan Chase Bank, N.A. (JP Morgan) and Fannie Mae ASAP lines of credit are pledged to Capital One, TD Bank, BofA, JP Morgan and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$18,262	$374,103	$348,514	$—	$740,884
Restricted cash	—	—	630	27,460	—	28,090
Receivables, net	—	—	605,044	1,131,185	—	1,736,229
Warehouse receivables (a)	—	—	339,921	166,373	—	506,294
Trading securities	—	—	115	62,689	—	62,804
Income taxes receivable	19,443	—	—	10,603	(17,337)	12,709
Prepaid expenses	—	—	62,902	79,817	—	142,719
Deferred tax assets, net	—	—	140,761	65,105	—	205,866
Real estate and other assets held for sale	—	—	—	3,845	—	3,845
Available for sale securities	—	—	663	—	—	663
Other current assets	—	1,185	50,429	32,787	—	84,401

Total Current Assets	19,448	19,447	1,574,568	1,928,378	(17,337)	3,524,504
Property and equipment, net	—	—	361,899	136,027	—	497,926
Goodwill	—	—	1,196,418	1,137,403	—	2,333,821
Other intangible assets, net	—	—	493,058	309,302	—	802,360
Investments in unconsolidated subsidiaries	—	—	173,738	44,542	—	218,280
Investments in consolidated subsidiaries	3,019,410	2,433,913	914,895	—	(6,368,218)	—
Intercompany loan receivable	—	2,453,215	700,000	—	(3,153,215)	—
Real estate under development	—	—	828	3,802	—	4,630
Real estate held for investment	—	—	6,814	30,315	—	37,129
Available for sale securities	—	—	57,714	1,798	—	59,512
Other assets, net	—	9,384	98,139	35,825	—	143,348

Total Assets	$3,038,858	$4,915,959	$5,578,071	$3,627,392	$(9,538,770)	$7,621,510

Current Liabilities:
Accounts payable and accrued expenses	$—	$19,541	$257,591	$550,398	$—	$827,530
Compensation and employee benefits payable	—	626	346,663	276,525	—	623,814
Accrued bonus and profit sharing	—	—	425,329	363,529	—	788,858
Income taxes payable	—	—	17,337	—	(17,337)	—
Short-term borrowings:
Warehouse lines of credit (a)	—	—	337,184	164,001	—	501,185
Revolving credit facility	—	—	—	4,840	—	4,840
Other	—	—	16	9	—	25

Total short-term borrowings	—	—	337,200	168,850	—	506,050
Current maturities of long-term debt	—	39,650	2,734	23	—	42,407
Notes payable on real estate	—	—	—	23,229	—	23,229
Other current liabilities	—	1,258	58,357	4,131	—	63,746

Total Current Liabilities	—	61,075	1,445,211	1,386,685	(17,337)	2,875,634
Long-Term Debt:
5.00% senior notes, net	—	787,947	—	—	—	787,947
Senior term loans, net	—	598,426	—	—	—	598,426
5.25% senior notes, net	—	422,206	—	—	—	422,206
Other long-term debt	—	—	—	26	—	26
Intercompany loan payable	779,028	—	1,350,424	1,023,763	(3,153,215)	—

Total Long-Term Debt	779,028	1,808,579	1,350,424	1,023,789	(3,153,215)	1,808,605
Notes payable on real estate, net	—	—	—	18,216	—	18,216
Deferred tax liabilities, net	—	—	87,486	61,747	—	149,233
Non-current tax liabilities	—	—	45,936	67	—	46,003
Pension liability	—	—	—	92,923	—	92,923
Other liabilities	—	26,895	215,101	87,502	—	329,498

Total Liabilities	779,028	1,896,549	3,144,158	2,670,929	(3,170,552)	5,320,112
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,259,830	3,019,410	2,433,913	914,895	(6,368,218)	2,259,830
Non-controlling interests	—	—	—	41,568	—	41,568

Total Equity	2,259,830	3,019,410	2,433,913	956,463	(6,368,218)	2,301,398

Total Liabilities and Equity	$3,038,858	$4,915,959	$5,578,071	$3,627,392	$(9,538,770)	$7,621,510

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 5.25% senior notes and our 2013 Credit Agreement, a substantial majority of warehouse receivables funded under BofA, JP Morgan, Capital One and Fannie Mae ASAP lines of credit are pledged to BofA, JP Morgan, Capital One and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$1,467,392	$1,245,167	$—	$2,712,559
Costs and expenses:
Cost of services	—	—	965,317	808,343	—	1,773,660
Operating, administrative and other	19,466	(9,499)	322,593	294,345	—	626,905
Depreciation and amortization	—	—	40,737	34,310	—	75,047

Total costs and expenses	19,466	(9,499)	1,328,647	1,136,998	—	2,475,612
Gain on disposition of real estate	—	—	3,087	67	—	3,154

Operating (loss) income	(19,466)	9,499	141,832	108,236	—	240,101
Equity income from unconsolidated subsidiaries	—	—	16,346	896	—	17,242
Other income (loss)	—	—	77	(5,022)	—	(4,945)
Interest income	—	43,535	577	581	(43,535)	1,158
Interest expense	—	29,857	28,456	15,921	(43,535)	30,699
Royalty and management service (income) expense	—	—	(400)	400	—	—
Income from consolidated subsidiaries	160,973	146,587	62,936	—	(370,496)	—

Income before (benefit of) provision for income taxes	141,507	169,764	193,712	88,370	(370,496)	222,857
(Benefit of) provision for income taxes	(7,616)	8,791	47,125	24,566	—	72,866

Net income	149,123	160,973	146,587	63,804	(370,496)	149,991
Less: Net income attributable to non-controlling interests	—	—	—	868	—	868

Net income attributable to CBRE Group, Inc.	$149,123	$160,973	$146,587	$62,936	$(370,496)	$149,123

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$3,966,854	$3,188,714	$—	$7,155,568
Costs and expenses:
Cost of services	—	—	2,532,091	2,020,320	—	4,552,411
Operating, administrative and other	44,972	(16,421)	908,592	831,695	—	1,768,838
Depreciation and amortization	—	—	116,546	98,952	—	215,498

Total costs and expenses	44,972	(16,421)	3,557,229	2,950,967	—	6,536,747
Gain on disposition of real estate	—	—	3,228	6,912	—	10,140

Operating (loss) income	(44,972)	16,421	412,853	244,659	—	628,961
Equity income (loss) from unconsolidated subsidiaries	—	—	40,258	(872)	—	39,386
Other income (loss)	—	1	1,336	(6,264)	—	(4,927)
Interest income	—	151,263	79,450	3,194	(229,050)	4,857
Interest expense	—	157,559	104,231	50,327	(229,050)	83,067
Write-off of financing costs	—	2,685	—	—	—	2,685
Royalty and management service (income) expense	—	—	(4,266)	4,266	—	—
Income from consolidated subsidiaries	394,820	390,232	106,841	—	(891,893)	—

Income before (benefit of) provision for income taxes	349,848	397,673	540,773	186,124	(891,893)	582,525
(Benefit of) provision for income taxes	(17,241)	2,853	150,541	70,090	—	206,243

Net income	367,089	394,820	390,232	116,034	(891,893)	376,282
Less: Net income attributable to non-controlling interests	—	—	—	9,193	—	9,193

Net income attributable to CBRE Group, Inc.	$367,089	$394,820	$390,232	$106,841	$(891,893)	$367,089

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$149,123	$160,973	$146,587	$63,804	$(370,496)	$149,991
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(69,728)	—	(69,728)
Fees associated with termination of interest rate swaps, net of tax	—	(3,748)	—	—	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	1,873	—	—	—	1,873
Unrealized losses on interest rate swaps, net of tax	—	(2,924)	—	—	—	(2,924)
Unrealized holding losses on available for sale securities, net of tax	—	—	(1,024)	(158)	—	(1,182)
Other, net	—	—	(18)	—	—	(18)

Total other comprehensive loss	—	(4,799)	(1,042)	(69,886)	—	(75,727)
Comprehensive income (loss)	149,123	156,174	145,545	(6,082)	(370,496)	74,264
Less: Comprehensive income attributable to non-controlling interests	—	—	—	861	—	861

Comprehensive income (loss) attributable to CBRE Group, Inc.	$149,123	$156,174	$145,545	$(6,943)	$(370,496)	$73,403

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$107,099	$118,981	$114,063	$30,906	$(261,357)	$109,692
Other comprehensive income (loss) :
Foreign currency translation loss	—	—	—	(109,122)	—	(109,122)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	1,844	—	—	—	1,844
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	854	—	—	—	854
Unrealized holding gains (losses) on available for sale securities, net of tax	—	—	345	(159)	—	186
Other, net	—	—	76	—	—	76

Total other comprehensive income (loss)	—	2,698	421	(109,281)	—	(106,162)
Comprehensive income (loss)	107,099	121,679	114,484	(78,375)	(261,357)	3,530
Less: Comprehensive income attributable to non-controlling interests	—	—	—	2,533	—	2,533

Comprehensive income (loss) attributable to CBRE Group, Inc.	$107,099	$121,679	$114,484	$(80,908)	$(261,357)	$997

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$367,089	$394,820	$390,232	$116,034	$(891,893)	$376,282
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(117,640)	—	(117,640)
Fees associated with termination of interest rate swaps, net of tax	—	(3,748)	—	—	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	5,477	—	—	—	5,477
Unrealized losses on interest rate swaps, net of tax	—	(5,435)	—	—	—	(5,435)
Unrealized holding losses on available for sale securities, net of tax	—	—	(1,053)	(58)	—	(1,111)

Total other comprehensive loss	—	(3,706)	(1,053)	(117,698)	—	(122,457)
Comprehensive income (loss)	367,089	391,114	389,179	(1,664)	(891,893)	253,825
Less: Comprehensive income attributable to non-controlling interests	—	—	—	9,170	—	9,170

Comprehensive income (loss) attributable to CBRE Group, Inc.	$367,089	$391,114	$389,179	$(10,834)	$(891,893)	$244,655

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$280,226	$304,873	$274,893	$69,623	$(621,782)	$307,833
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(72,676)	—	(72,676)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	5,470	—	—	—	5,470
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of tax	—	(3,521)	—	61	—	(3,460)
Unrealized holding losses on available for sale securities, net of tax	—	—	(495)	(175)	—	(670)
Other, net	—	—	211	—	—	211

Total other comprehensive income (loss)	—	1,949	(284)	(72,790)	—	(71,125)
Comprehensive income (loss)	280,226	306,822	274,609	(3,167)	(621,782)	236,708
Less: Comprehensive income attributable to non-controlling interests	—	—	—	27,556	—	27,556

Comprehensive income (loss) attributable to CBRE Group, Inc.	$280,226	$306,822	$274,609	$(30,723)	$(621,782)	$209,152

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$31,155	$(13,282)	$106,066	$18,471	$142,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(45,646)	(39,678)	(85,324)
Acquisition of GWS, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(730,307)	(691,356)	(1,421,663)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(94,498)	(8,642)	(103,140)
Contributions to unconsolidated subsidiaries	—	—	(44,279)	(1,513)	(45,792)
Distributions from unconsolidated subsidiaries	—	—	37,876	4,862	42,738
Net proceeds from disposition of real estate held for investment	—	—	—	3,584	3,584
Additions to real estate held for investment	—	—	—	(1,773)	(1,773)
Proceeds from the sale of servicing rights and other assets	—	—	9,512	11,922	21,434
Increase in restricted cash	—	—	(6,329)	(35,535)	(41,864)
Purchase of available for sale securities	—	—	(31,919)	—	(31,919)
Proceeds from the sale of available for sale securities	—	—	33,063	—	33,063
Other investing activities, net	—	—	(1,290)	—	(1,290)

Net cash used in investing activities	—	—	(873,817)	(758,129)	(1,631,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	900,000	—	—	900,000
Repayment of senior term loans	—	(651,863)	—	—	(651,863)
Proceeds from revolving credit facility	—	2,107,500	—	—	2,107,500
Repayment of revolving credit facility	—	(1,707,000)	—	(4,512)	(1,711,512)
Proceeds from issuance of 4.875% senior notes, net	—	595,440	—	—	595,440
Repayment of notes payable on real estate held for investment	—	—	—	(1,173)	(1,173)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	12,584	12,584
Proceeds from short-term borrowings, net	—	—	—	15,862	15,862
Shares repurchased for payment of taxes on equity awards	(24,517)	—	—	—	(24,517)
Proceeds from exercise of stock options	6,755	—	—	—	6,755
Incremental tax benefit from stock options exercised	2,270	—	—	—	2,270
Non-controlling interests contributions	—	—	—	4,691	4,691
Non-controlling interests distributions	—	—	—	(13,595)	(13,595)
Payment of financing costs	—	(30,046)	—	(84)	(30,130)
(Increase) decrease in intercompany receivables, net	(15,667)	(1,213,184)	446,801	782,050	—
Other financing activities, net	—	—	(2,113)	(29)	(2,142)

Net cash (used in) provided by financing activities	(31,159)	847	444,688	795,794	1,210,170
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(21,161)	(21,161)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4)	(12,435)	(323,063)	34,975	(300,527)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1	$5,827	$51,040	$383,489	$440,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$79,527	$83	$1,212	$80,822

Income tax payments, net	$—	$—	$126,421	$84,213	$210,634

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$20,732	$83,198	$(9,694)	$(25,758)	$68,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(63,544)	(29,074)	(92,618)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(51,989)	(80,552)	(132,541)
Contributions to unconsolidated subsidiaries	—	—	(37,674)	(2,429)	(40,103)
Distributions from unconsolidated subsidiaries	—	—	49,152	13,826	62,978
Net proceeds from disposition of real estate held for investment	—	—	—	77,278	77,278
Additions to real estate held for investment	—	—	—	(5,043)	(5,043)
Proceeds from the sale of servicing rights and other assets	—	—	7,514	10,655	18,169
Decrease (increase) in restricted cash	—	6,871	464	(2,904)	4,431
Purchase of available for sale securities	—	—	(68,984)	—	(68,984)
Proceeds from the sale of available for sale securities	—	—	61,357	—	61,357
Other investing activities, net	—	—	570	—	570

Net cash provided by (used in) investing activities	—	6,871	(103,134)	(18,243)	(114,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(29,738)	—	—	(29,738)
Proceeds from revolving credit facility	—	1,622,000	—	66,568	1,688,568
Repayment of revolving credit facility	—	(1,630,928)	—	(41,431)	(1,672,359)
Proceeds from issuance of 5.25% senior notes	—	300,000	—	—	300,000
Proceeds from notes payable on real estate held for investment	—	—	—	5,022	5,022
Repayment of notes payable on real estate held for investment	—	—	—	(27,241)	(27,241)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	4,884	4,884
Repayment of notes payable on real estate held for sale and under development	—	—	—	(44,959)	(44,959)
Proceeds from short-term borrowings, net	—	—	—	4,545	4,545
Shares repurchased for payment of taxes on equity awards	(16,656)	—	—	—	(16,656)
Proceeds from exercise of stock options	4,466	—	—	—	4,466
Incremental tax benefit from stock options exercised	803	—	—	—	803
Non-controlling interests contributions	—	—	—	1,415	1,415
Non-controlling interests distributions	—	—	—	(31,998)	(31,998)
Payment of financing costs	—	(3,045)	—	(104)	(3,149)
(Increase) decrease in intercompany receivables, net	(9,345)	(297,717)	243,097	63,965	—
Other financing activities, net	—	—	(1,437)	(9)	(1,446)

Net cash (used in) provided by financing activities	(20,732)	(39,428)	241,660	657	182,157
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(12,683)	(12,683)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	50,641	128,832	(56,027)	123,446
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$62,226	$220,076	$333,051	$615,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$76,519	$355	$3,762	$80,636

Income tax payments, net	$—	$—	$177,792	$88,418	$266,210

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for CBRE Group, Inc. for the three months ended September 30, 2015 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (this Quarterly Report).

In addition, the statements and assumptions in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond. For important information regarding these forward-looking statements, please see the discussion below under the caption “Cautionary Note on Forward-Looking Statements.”

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2014 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. Excluding independent affiliates, we operate in more than 400 offices worldwide, with more than 70,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow” brand name. Our business is focused on several competencies, including commercial property and corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination and servicing, and debt/structured finance), real estate investment management, valuation, development services and proprietary research. We generate revenue from management fees on a contractual and per-project basis, and from commissions on transactions. CBRE has been included in the S&P 500 since 2006 and the Fortune 500 since 2008 and was ranked #321 in 2015. Fortune has ranked us among the Most Admired Companies in the real estate sector for three consecutive years, including in 2015, and the International Association of Outsourcing Professionals has included us among the top 100 global outsourcing companies across all industries for nine consecutive years, including in 2015.

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

Commercial real estate markets have recovered over the past several years in step with the steady improvement in global economic activity, most particularly in the United States. Since 2010, increased U.S. property sales activity has been sustained by gradually improving occupancy, market conditions and increased demand for space as well as the availability of low-cost credit and increased capital flows into commercial real estate. During this time, U.S. leasing markets have been marked by falling vacancies, higher rents and increased occupancy.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit very modest, economic growth. Reflecting the macro environment, leasing markets in most of Europe have been slow to recover, but have shown some modest improvement over the past year. On the other hand, property sales have increased significantly, with higher volumes occurring across much of Europe in 2014 and 2015, with notable strength in certain gateway markets, including London. As in the United States, European property sales have been buoyed by the availability of low-cost credit and increased capital flows into commercial real estate.

In Asia Pacific, the performance of real estate leasing and investment markets has varied from country to country amid slowing economic growth. In addition, increasingly, local capital has been migrating to other parts of the world.

Real estate investment management and property development markets remain generally favorable as debt and equity capital flows into commercial real estate have been abundant. However, real estate securities markets have been adversely affected for much of 2015 by investor concerns about rising interest rates.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth and strong job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

The Company historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On March 31, 2015, CBRE, Inc., our wholly-owned subsidiary, entered into a Stock and Asset Purchase Agreement (the Purchase Agreement) with Johnson Controls, Inc. (JCI) to acquire JCI’s Global Workplace Solutions (GWS) business. The acquired GWS business is a market-leading provider of Integrated Facilities Management solutions for major occupiers of commercial real estate and has significant operations around the world. This acquisition (which we refer to as the GWS Acquisition) closed on September 1, 2015. The purchase price was $1.475 billion, payable in cash, with adjustments for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. GWS has been merged with our occupier outsourcing business line, and the new combined business has adopted the “Global Workplace Solutions” name.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been quality regional or specialty firms that complement our existing platform within a region, or independent affiliates in which, in some cases, we held a small equity interest. During 2014, we completed 11 in-fill acquisitions, including our former independent affiliate companies in Thailand, Greenville, South Carolina, Louisville,

Kentucky and Oklahoma City and Tulsa, Oklahoma, a commercial real estate service provider in Chicago, a New York-based valuation and advisory business, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, a shopping center management, leasing and consulting company in Switzerland and project management companies in Germany and Australia. During the nine months ended September 30, 2015, we completed four in-fill acquisitions, including a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, our former independent affiliate company in Columbia, South Carolina, and an advisory, consulting and research firm in Canada specializing in the Canadian hospitality and tourism industries. In addition, on November 2, 2015, we acquired one of the leading real estate services firms in the Midwestern United States.

Although we believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income, both as a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2015, we have accrued deferred consideration totaling $67.7 million, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

We generally seek to mitigate our exposure by balancing assets and liabilities that are denominated in the same currency. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the monthly average exchange rate. During the nine months ended September 30, 2015, foreign currency translation had a $397.1 million negative impact on our total revenue and a $357.3 million positive impact on our total cost of services and operating, administrative and other expenses. In addition, from time to time we enter into foreign currency exchange contracts to attempt to mitigate some of our exposure to exchange rate changes related to particular transactions and to hedge risks associated with the translation of certain foreign currencies into U.S. dollars.

During the nine months ended September 30, 2015, approximately 43% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Japanese yen, Singapore dollar and Swiss franc. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
United States dollar	$1,505,432	55.5%	$1,267,982	55.7%	$4,091,685	57.2%	$3,455,655	55.2%
British pound sterling	471,516	17.4	411,864	18.1	1,229,779	17.2	1,137,292	18.1
euro	256,964	9.5	184,213	8.1	600,303	8.4	530,340	8.5
Australian dollar	97,102	3.6	91,843	4.0	261,316	3.7	254,491	4.1
Canadian dollar	73,176	2.7	81,029	3.6	205,346	2.9	231,336	3.7
Indian rupee	39,668	1.5	33,263	1.5	115,788	1.6	95,206	1.5
Japanese yen	36,575	1.3	49,912	2.2	101,180	1.4	122,361	1.9
Chinese yuan	36,125	1.3	25,400	1.1	98,694	1.4	77,561	1.2
Singapore dollar	25,536	0.9	21,815	1.0	65,656	0.9	65,886	1.1
Hong Kong dollar	23,329	0.9	13,202	0.6	58,045	0.8	42,739	0.7
Swiss franc	16,448	0.6	3,115	0.1	30,699	0.4	15,710	0.2
Brazilian real	16,790	0.6	19,878	0.9	44,057	0.6	47,955	0.8
Other currencies	113,898	4.2	71,560	3.1	253,020	3.5	186,192	3.0

Total revenue	$2,712,559	100.0%	$2,275,076	100.0%	$7,155,568	100.0%	$6,262,724	100.0%

We estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2015, the net impact would have been an increase in pre-tax income of $5.2 million. This hypothetical calculation estimates the impact of translating results into U.S. dollars, without giving effect to our hedging activities, and does not include an estimate of the impact a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, our consolidation policy, goodwill and other intangible assets, real estate and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these policies as of September 30, 2015.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, presented in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenue	$2,712,559	100.0%	$2,275,076	100.0%	$7,155,568	100.0%	$6,262,724	100.0%
Costs and expenses:
Cost of services	1,773,660	65.4	1,428,986	62.8	4,552,411	63.6	3,904,919	62.4
Operating, administrative and other	626,905	23.1	601,026	26.4	1,768,838	24.7	1,695,623	27.1
Depreciation and amortization	75,047	2.8	67,159	3.0	215,498	3.0	195,657	3.1

Total costs and expenses	2,475,612	91.3	2,097,171	92.2	6,536,747	91.3	5,796,199	92.6
Gain on disposition of real estate	3,154	0.1	7,235	0.3	10,140	0.1	37,102	0.6

Operating income	240,101	8.8	185,140	8.1	628,961	8.8	503,627	8.0
Equity income from unconsolidated subsidiaries	17,242	0.6	43,300	1.9	39,386	0.5	67,564	1.1
Other (loss) income	(4,945)	(0.2)	(113)	—	(4,927)	(0.1)	11,052	0.2
Interest income	1,158	0.1	1,598	0.1	4,857	0.1	4,321	0.1
Interest expense	30,699	1.1	27,841	1.2	83,067	1.2	84,326	1.3
Write-off of financing costs	—	—	23,087	1.0	2,685	—	23,087	0.4

Income before provision for income taxes	222,857	8.2	178,997	7.9	582,525	8.1	479,151	7.7
Provision for income taxes	72,866	2.7	69,305	3.1	206,243	2.9	171,318	2.8

Net income	149,991	5.5	109,692	4.8	376,282	5.2	307,833	4.9
Less: Net income attributable to non-controlling interests	868	—	2,593	0.1	9,193	0.1	27,607	0.4

Net income attributable to CBRE Group, Inc.	$149,123	5.5%	$107,099	4.7%	$367,089	5.1%	$280,226	4.5%

EBITDA	$326,577	12.0%	$292,893	12.9%	$869,725	12.2%	$750,293	12.0%

EBITDA, as adjusted	$344,631	12.7%	$292,189	12.8%	$895,140	12.5%	$753,719	12.0%

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

These measures are not intended to be measures of free cash flow for our discretionary use because they do not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. We also use EBITDA, as adjusted, as a significant component when measuring our operating performance under our employee incentive compensation programs.

EBITDA and EBITDA, as adjusted, are calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to CBRE Group, Inc.	$149,123	$107,099	$367,089	$280,226
Add:
Depreciation and amortization	75,047	67,159	215,498	195,657
Interest expense	30,699	27,841	83,067	84,326
Write-off of financing costs	—	23,087	2,685	23,087
Provision for income taxes	72,866	69,305	206,243	171,318
Less:
Interest income	1,158	1,598	4,857	4,321

EBITDA	326,577	292,893	869,725	750,293
Adjustments:
Integration and other acquisition related costs	16,904	—	24,922	—
Carried interest incentive compensation expense (reversal) to match current period revenue	1,150	(704)	493	3,426

EBITDA, as adjusted	$344,631	$292,189	$895,140	$753,719

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

We reported consolidated net income of $149.1 million for the three months ended September 30, 2015 on revenue of $2.7 billion as compared to consolidated net income of $107.1 million on revenue of $2.3 billion for the three months ended September 30, 2014.

Our revenue on a consolidated basis for the three months ended September 30, 2015 increased by $437.5 million, or 19.2%, as compared to the three months ended September 30, 2014. This increase was in part due to contributions from the GWS Acquisition, which added $236.6 million of revenue to the current year. However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 14.0%), as well as increased sales (up 18.8%) and leasing (up 12.0%) activity. An increase in global appraisal revenue (up 14.5%) and commercial mortgage brokerage activity in our Americas segment (up 32.4%) as well as higher carried interest revenue earned in our Global Investment Management segment also contributed to the positive variance. Foreign currency translation had a $153.9 million negative impact on total revenue during the three months ended September 30, 2015, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, euro and Japanese yen, during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Our cost of services on a consolidated basis increased by $344.7 million, or 24.1%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. These increases were partially offset by foreign currency translation, which had a $91.2 million positive impact on cost of services during the three months ended September 30, 2015. Cost of services as a percentage of revenue increased from 62.8% for the three months ended September 30, 2014 to 65.4% for the three months ended September 30, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 63.0% for the three months ended September 30, 2015, compared to 62.8% for the three months ended September 30, 2014.

Our operating, administrative and other expenses on a consolidated basis increased by $25.9 million, or 4.3%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs attributable to increased headcount, increased consulting costs and higher carried interest expense in the current year. These increases were partially mitigated by an $8.6 million asset impairment charge incurred in our Americas segment in the prior year, which did not recur in the current year, as well as foreign currency translation, which had a $44.2 million positive impact during the three months ended September 30, 2015. Operating expenses as a percentage of revenue decreased from 26.4% for the three months ended September 30, 2014 to 23.1% for the three months ended September 30, 2015, partially due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 24.2% for the three months ended September 30, 2015 as compared to 26.4% for the three months ended September 30, 2014, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $7.9 million, or 11.7%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily attributable to higher depreciation expense driven by an increase in technology-related capital expenditures. Also contributing to the variance was an increase in amortization expense associated with mortgage servicing rights.

Our gain on disposition of real estate on a consolidated basis was $3.2 million for the three months ended September 30, 2015 compared to $7.2 million for the three months ended September 30, 2014. These gains resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $26.1 million, or 60.2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily driven by lower equity earnings reported in our Development Services segment.

Our other loss on a consolidated basis was $4.9 million for the three months ended September 30, 2015 compared to $0.1 million for the three months ended September 30, 2014. This activity primarily relates to net realized and unrealized losses attributable to co-investments in our real estate securities business.

Our consolidated interest income was $1.2 million for the three months ended September 30, 2015 versus $1.6 million for the three months ended September 30, 2014.

Our consolidated interest expense increased by $2.9 million, or 10.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Higher interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015 as well as the 5.25% senior notes issued in September 2014 and December 2014 of $300.0 million and $125.0 million, respectively, contributed to the increase. These items were partially offset by lower interest expense associated with $350.0 million of 6.625% senior notes, which were redeemed in full in October 2014.

Our write-off of financing costs on a consolidated basis was $23.1 million for the three months ended September 30, 2014, primarily related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs.

Our provision for income taxes on a consolidated basis was $72.9 million for the three months ended September 30, 2015 compared to $69.3 million for the three months ended September 30, 2014. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 32.8% for the three months ended September 30, 2015 compared to 39.3% for the three months ended September 30, 2014. The changes in our provision for income taxes and effective tax rates were largely due to changes in our mix of earnings. As of September 30, 2015, our projected earnings for 2015 from the United States, after removing the portion attributable to non-controlling interests, was 65% versus 68% at June 30, 2015. Conversely, as of September 30, 2014, our projected earnings for 2014 from the United States, after removing the portion attributable to non-controlling interests, was 66% versus 65% at June 30, 2014. Smaller losses sustained in jurisdictions where no tax benefit could be provided in the current year also contributed to the reduced tax rate in the current year.

Our net income attributable to non-controlling interests on a consolidated basis was $0.9 million for the three months ended September 30, 2015 as compared to $2.6 million for the three months ended September 30, 2014. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

We reported consolidated net income of $367.1 million for the nine months ended September 30, 2015 on revenue of $7.2 billion as compared to consolidated net income of $280.2 million on revenue of $6.3 billion for the nine months ended September 30, 2014.

Our revenue on a consolidated basis for the nine months ended September 30, 2015 increased by $892.8 million, or 14.3%, as compared to the nine months ended September 30, 2014. This increase was in part due to contributions from the GWS Acquisition. Additionally, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 15.9%), as well as increased sales (up 23.7%) and leasing (up 13.2%) activity. An increase in global appraisal revenue (up 22.7%) and commercial mortgage brokerage activity in our Americas segment (up 39.4%) also contributed to the positive variance. Foreign currency translation had a $397.1 million negative impact on total revenue during the nine months ended September 30, 2015, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, euro and Japanese yen, during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Our cost of services on a consolidated basis increased by $647.5 million, or 16.6%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission accruals. Higher bonuses (particularly in the United Kingdom due to improved results) also contributed to the increase. These increases were partially offset by foreign currency translation, which had a $239.2 million positive impact on cost of services during the nine months ended September 30, 2015. Cost of services as a percentage of revenue increased from 62.4% for the nine months ended September 30, 2014 to 63.6% for the nine months ended September 30, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 62.7% for the nine months ended September 30, 2015, compared to 62.4% for the nine months ended September 30, 2014.

Our operating, administrative and other expenses on a consolidated basis increased by $73.2 million, or 4.3%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher consulting, marketing and travel costs. These increases were partially mitigated by an $8.6 million asset impairment charge incurred in our Americas segment in the prior year, which did not recur in the current year, and foreign currency movement. Foreign currency translation had a $118.1 million positive impact on total operating expenses during the nine months ended September 30, 2015 and there was an improvement of $8.3 million in foreign currency transaction activity over the prior year, some of which related to hedging activities. Operating expenses as a percentage of revenue decreased from 27.1% for the nine months ended September 30, 2014 to 24.7% for the nine months ended September 30, 2015, partially due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 25.1% for the nine months ended September 30, 2015 as compared to 27.1% for the nine months ended September 30, 2014, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $19.8 million, or 10.1%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily attributable to higher depreciation expense driven by an increase in technology-related capital expenditures. Also contributing to the variance was an increase in amortization expense associated with mortgage servicing rights.

Our gain on disposition of real estate on a consolidated basis was $10.1 million for the nine months ended September 30, 2015 compared to $37.1 million for the nine months ended September 30, 2014. These gains resulted from activity within our Global Investment Management and Development Services segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $28.2 million, or 41.7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily driven by lower equity earnings reported in our Development Services segment.

Our other loss on a consolidated basis was $4.9 million for the nine months ended September 30, 2015 compared to other income on a consolidated basis of $11.1 million for the nine months ended September 30, 2014. This activity primarily relates to net realized and unrealized gains and losses attributable to co-investments in our real estate securities business.

Our consolidated interest income was $4.9 million for the nine months ended September 30, 2015 versus $4.3 million for the nine months ended September 30, 2014.

Our consolidated interest expense decreased by $1.3 million, or 1.5%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily driven by lower interest expense associated with $350.0 million of 6.625% senior notes, which were redeemed in full in October 2014. In January 2015, we entered into an amended and restated credit agreement with more favorable interest rate spreads than under our prior credit agreement, which also contributed to the positive variance. Additionally, a decrease in notes payable on real estate also led to lower interest expense in the current year. All of the above mentioned decreases were mostly offset by higher interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015 as well as the 5.25% senior notes issued in September 2014 and December 2014 of $300.0 million and $125.0 million.

Our write-off of financing costs on a consolidated basis was $2.7 million for the nine months ended September 30, 2015 compared to $23.1 million for the nine months ended September 30, 2014. The costs incurred during the current year included the write-off of $1.7 million of unamortized deferred financing costs associated with our 2013 Credit Agreement and $1.0 million of fees incurred in connection with our 2015 Credit Agreement. The costs incurred in the prior year primarily related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs. See Note 11 of the Notes to Consolidated Financial Statements set forth in Item 1 of this Quarterly Report for more information on such credit agreements.

Our provision for income taxes on a consolidated basis was $206.2 million for the nine months ended September 30, 2015 compared to $171.3 million for the nine months ended September 30, 2014. This increase was driven by the significant growth in pre-tax income during the nine months ended September 30, 2015. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 36.0% for the nine months ended September 30, 2015 compared to 37.9% for the nine months ended September 30, 2014. This decrease was largely due to a favorable change in our mix, with 65% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2015 as of September 30, 2015 as compared to 66% forecasted for 2014 as of September 30, 2014. Smaller losses sustained in jurisdictions where no tax benefit could be provided in the current year also contributed to the reduced tax rate in the current year.

Our net income attributable to non-controlling interests on a consolidated basis was $9.2 million for the nine months ended September 30, 2015 as compared to $27.6 million for the nine months ended September 30, 2014. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Americas
Revenue	$1,556,648	100.0%	$1,325,875	100.0%	$4,218,753	100.0%	$3,583,276	100.0%
Costs and expenses:
Cost of services	1,046,245	67.2	869,889	65.6	2,757,871	65.4	2,332,470	65.1
Operating, administrative and other	312,872	20.1	281,433	21.2	883,505	20.9	792,577	22.1
Depreciation and amortization	47,209	3.0	38,451	2.9	134,750	3.2	107,796	3.0

Operating income	$150,322	9.7%	$136,102	10.3%	$442,627	10.5%	$350,433	9.8%

EBITDA (1)	$203,598	13.1%	$187,476	14.1%	$594,330	14.1%	$482,642	13.5%

EMEA
Revenue	$737,863	100.0%	$574,493	100.0%	$1,817,601	100.0%	$1,604,159	100.0%
Costs and expenses:
Cost of services	542,037	73.5	402,503	70.1	1,305,487	71.8	1,134,240	70.7
Operating, administrative and other	141,057	19.1	135,714	23.6	403,580	22.2	383,818	23.9
Depreciation and amortization	15,175	2.0	16,080	2.8	44,574	2.5	48,862	3.1

Operating income	$39,594	5.4%	$20,196	3.5%	$63,960	3.5%	$37,239	2.3%

EBITDA (1)	$55,758	7.6%	$37,485	6.5%	$111,146	6.1%	$88,219	5.5%

Asia Pacific
Revenue	$285,337	100.0%	$253,742	100.0%	$755,531	100.0%	$690,599	100.0%
Costs and expenses:
Cost of services	185,378	65.0	156,594	61.7	489,053	64.7	438,209	63.5
Operating, administrative and other	72,277	25.3	74,381	29.3	200,126	26.5	197,617	28.6
Depreciation and amortization	3,728	1.3	4,178	1.7	11,357	1.5	10,617	1.5

Operating income	$23,954	8.4%	$18,589	7.3%	$54,995	7.3%	$44,156	6.4%

EBITDA (1)	$27,699	9.7%	$22,767	9.0%	$66,403	8.8%	$54,773	7.9%

Global Investment Management
Revenue	$114,094	100.0%	$105,012	100.0%	$318,371	100.0%	$343,789	100.0%
Costs and expenses:
Operating, administrative and other	81,441	71.4	81,739	77.8	229,693	72.1	260,697	75.8
Depreciation and amortization	8,423	7.4	7,485	7.2	23,095	7.3	25,303	7.4
Gain on disposition of real estate	—	—	—	—	—	—	23,028	6.7

Operating income	$24,230	21.2%	$15,788	15.0%	$65,583	20.6%	$80,817	23.5%

EBITDA (1)	$29,014	25.4%	$21,146	20.1%	$80,198	25.2%	$87,538	25.5%

Development Services
Revenue	$18,617	100.0%	$15,954	100.0%	$45,312	100.0%	$40,901	100.0%
Costs and expenses:
Operating, administrative and other	19,258	103.4	27,759	174.0	51,934	114.6	60,914	148.9
Depreciation and amortization	512	2.8	965	6.0	1,722	3.8	3,079	7.5
Gain on disposition of real estate	3,154	16.9	7,235	45.3	10,140	22.4	14,074	34.4

Operating income (loss)	$2,001	10.7%	$(5,535)	(34.7)%	$1,796	4.0%	$(9,018)	(22.0)%

EBITDA (1)	$10,508	56.4%	$24,019	150.6%	$17,648	38.9%	$37,121	90.8%

(1)	See Note 15 of the Notes to Consolidated Financial Statements (Unaudited) for a reconciliation of segment EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP (which is segment net income (loss) attributable to CBRE Group, Inc.), as well as for an explanation of this non-GAAP financial measure.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Americas

Revenue increased by $230.8 million, or 17.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was in part due to contributions from the GWS Acquisition, which added $85.7 million of revenue to the current year. However, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition up 9.3%) as well as improved sales, leasing, commercial mortgage brokerage and appraisal activity. Foreign currency translation had a $25.7 million negative impact on total revenue during the three months ended September 30, 2015, primarily driven by weakness in the Brazilian real and Canadian dollar when converting to U.S. dollars during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Cost of services increased by $176.4 million, or 20.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. Higher commission expense resulting from improved sales and lease transaction revenue also contributed to the increase. Foreign currency translation had a $16.0 million positive impact on cost of services during the three months ended September 30, 2015. Cost of services as a percentage of revenue increased to 67.2% for the three months ended September 30, 2015 from 65.6% for the three months ended September 30, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 66.0% for the three months ended September 30, 2015, compared to 65.6% for the three months ended September 30, 2014.

Operating, administrative and other expenses increased by $31.4 million, or 11.2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was largely driven by costs associated with the GWS Acquisition. Higher payroll-related costs (including bonuses) as well as increased consulting costs also contributed to the increase in the current year. These items were partially offset by an $8.6 million asset impairment charge incurred in the prior year, which did not recur in the current year, as well as a $7.2 million positive impact from foreign currency translation during the three months ended September 30, 2015.

EMEA

Revenue increased by $163.4 million, or 28.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was largely due to contributions from the GWS Acquisition, which added $124.1 million of revenue to the current year. However, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition up 21.1%) as well as improved sales, leasing and appraisal activity. The increase in revenue was partially muted by foreign currency translation, which had a $76.6 million negative impact on total revenue during the three months ended September 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Cost of services increased by $139.5 million, or 34.7%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. These increases were partially masked by foreign currency translation, which had a $50.7 million positive impact on cost of services during the three months ended September 30, 2015. Cost of services as a percentage of revenue increased to 73.5% for the three months ended September 30, 2015 from 70.1% for the three months ended September 30, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 69.7% for the three months ended September 30, 2015, compared to 70.1% for the three months ended September 30, 2014.

Operating, administrative and other expenses increased by $5.3 million, or 3.9%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was largely driven by costs associated with the GWS Acquisition. Higher payroll-related costs (including bonuses) as well as increased occupancy and consulting costs also contributed to the increase in the current year. These increases were partially offset by foreign currency translation, which had a $19.0 million positive impact on total operating expenses during the three months ended September 30, 2015.

Asia Pacific

Revenue increased by $31.6 million, or 12.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was largely due to contributions from the GWS Acquisition, which added $26.8 million of revenue to the current year. However, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition up 16.0%) as well as improved sales, leasing and appraisal activity. The overall increase was partially muted by foreign currency translation, which had a $41.1 million negative impact on total revenue during the three months ended September 30, 2015, primarily driven by weakness in the Australian dollar and Japanese yen when converting to U.S. dollars during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Cost of services increased by $28.8 million, or 18.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. Increased commission expense resulting from higher transaction revenue as well as higher salaries and related costs also contributed to the increase in the current year. These increases were partially offset by foreign currency translation, which had a $24.5 million positive impact on cost of services during the three months ended September 30, 2015. Cost of services as a percentage of revenue increased to 65.0% for the three months ended September 30, 2015 from 61.7% for the three months ended September 30, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 62.6% for the three months ended September 30, 2015, compared to 61.7% for the three months ended September 30, 2014.

Operating, administrative and other expenses decreased by $2.1 million, or 2.8%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily driven by foreign currency translation, which had an $11.0 million positive impact on total operating expenses during the three months ended September 30, 2015. This was mostly offset by costs associated with the GWS Acquisition as well as higher payroll-related costs (including bonuses) and increased marketing and travel costs.

Global Investment Management

Revenue increased by $9.1 million, or 8.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Current quarter results included $19.1 million of carried interest revenue, while prior quarter results only included $0.7 million of carried interest revenue. The increase in carried interest revenue was partially offset by lower asset management and disposition fees in the current year. Foreign currency translation also had a $10.5 million negative impact on total revenue during the three months ended September 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Operating, administrative and other expenses was relatively consistent at $81.4 million for the three months ended September 30, 2015 as compared to $81.7 million for the three months ended September 30, 2014. Higher carried interest expense and consulting costs in the current year were offset by lower payroll-related costs (due to lower headcount) and foreign currency translation, which had a $7.0 million positive impact on total operating expenses during the three months ended September 30, 2015.

A rollforward of our AUM by product type for the three months ended September 30, 2015 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at July 1, 2015	$28.5	$38.1	$21.8	$88.4
Inflows	1.7	1.8	0.7	4.2
Outflows	(3.6)	(1.4)	(1.6)	(6.6)
Market appreciation (depreciation)	0.6	(0.1)	(0.5)	—

Balance at September 30, 2015	$27.2	$38.4	$20.4	$86.0

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

Development Services

Revenue increased by $2.7 million, or 16.7%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses decreased by $8.5 million, or 30.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This decrease was primarily driven by lower bonuses in the current year as well as lower property operating expenses due to property sales in the prior year.

As of September 30, 2015, development projects in process totaled $6.7 billion, up $0.7 billion over the second quarter of 2015 and $1.3 billion from the end of 2014, and the inventory of pipeline deals totaled $4.0 billion, up $0.3 billion over the second quarter of 2015 and unchanged from 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Americas

Revenue increased by $635.5 million, or 17.7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was in part due to contributions from the GWS Acquisition. Additionally, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 12.2%), as well as improved sales, leasing, commercial mortgage brokerage and appraisal activity. Foreign currency translation had a $55.9 million negative impact on total revenue during the nine months ended September 30, 2015, primarily driven by weakness in the Brazilian real and Canadian dollar when converting to U.S. dollars during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Cost of services increased by $425.4 million, or 18.2%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increased commission expense resulting from higher sales and lease transaction revenue. This increase was also due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. Additionally, higher salaries and related costs due to increased headcount (in part due to in-fill acquisitions) also contributed to the increase. Foreign currency translation had a $35.4 million positive impact on cost of services during the nine months ended September 30, 2015. Cost of services as a percentage of revenue increased to 65.4% for the nine months ended September 30, 2015 compared to 65.1% for the nine months ended September 30, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 64.9% for the nine months ended September 30, 2015, compared to 65.1% for the nine months ended September 30, 2014.

Operating, administrative and other expenses increased by $90.9 million, or 11.5%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher consulting, marketing and travel costs. These increases were partially mitigated by an $8.6 million asset impairment charge incurred in our Americas segment in the prior year, which did not recur in the current year, and foreign currency movement. Foreign currency translation had a $15.3 million positive impact on total operating expenses during the nine months ended September 30, 2015 and there was an improvement of $12.7 million in foreign currency transaction activity over the prior year, some of which related to hedging activities.

EMEA

Revenue increased by $213.4 million, or 13.3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was largely due to contributions from the GWS Acquisition. In addition, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition up 19.4%) as well as improved sales, leasing and appraisal activity. The increase in revenue was largely muted by foreign currency translation, which had a $225.3 million negative impact on total revenue during the nine months ended September 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Cost of services increased by $171.2 million, or 15.1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. In addition, higher salaries due to investments in personnel and higher bonuses in the United Kingdom due to improved results also contributed to the increase in the current year. These increases were largely masked by foreign currency translation, which had a $152.2 million positive impact on cost of services during the nine months ended September 30, 2015. Cost of services as a percentage of revenue increased to 71.8% for the nine months ended September 30, 2015 from 70.7% for the nine months ended September 30, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 70.3% for the nine months ended September 30, 2015, compared to 70.7% for the nine months ended September 30, 2014.

Operating, administrative and other expenses increased by $19.8 million, or 5.1% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily driven by higher payroll-related (including bonuses), marketing and travel costs in the current year. The increase was also partly driven by costs associated with the GWS Acquisition. These items were partially offset by foreign currency translation, which had a $58.7 million positive impact on total operating expenses during the nine months ended September 30, 2015.

Asia Pacific

Revenue increased by $64.9 million, or 9.4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Contributions from the GWS Acquisition in the current year as well as our acquisition of our former affiliate in Thailand in June 2014 drove the current year increase. The revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition up 25.4%) as well as improved sales, leasing and appraisal activity. The overall increase was largely muted by foreign currency translation, which had a $87.9 million negative impact on total revenue during the nine months ended September 30, 2015, primarily driven by weakness in the Australian dollar and Japanese yen when converting to U.S. dollars during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Cost of services increased by $50.8 million, or 11.6%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, driven by higher costs associated with our property and facilities management businesses, including the GWS Acquisition. Increased commission expense resulting from higher transaction revenue as well as higher salaries and related costs (in part due to the acquisition of our former affiliate in Thailand in June 2014) also contributed to the increase in the current year. These increases were partially offset by foreign currency translation, which had a $51.6 million positive impact on cost of services during the nine months ended September 30, 2015. Cost of services as a percentage of revenue increased to 64.7% for the nine months ended September 30, 2015 as compared to 63.5% for the nine months ended September 30, 2014, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 63.9% for the nine months ended September 30, 2015, compared to 63.5% for the nine months ended September 30, 2014.

Operating, administrative and other expenses increased by $2.5 million, or 1.3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily driven by higher payroll-related costs (including bonuses), as well as increased marketing and travel costs (in part due to the acquisition of our former affiliate in Thailand in June 2014). The increase was also partly driven by costs associated with the GWS Acquisition. These increases were mostly offset by foreign currency translation, which had a $24.2 million positive impact on total operating expenses during the nine months ended September 30, 2015.

Global Investment Management

Revenue decreased by $25.4 million, or 7.4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily driven by foreign currency translation, which had a $28.0 million negative impact on total revenue during the nine months ended September 30, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the first quarter of 2015 versus the first quarter of 2014. Higher carried interest revenue was offset by lower asset management and disposition fees in the current year.

Operating, administrative and other expenses decreased by $31.0 million, or 11.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily driven by foreign currency translation, which had a $19.9 million positive impact on total operating expenses during the nine months ended September 30, 2015. Also contributing to the variance were lower payroll-related costs (including bonuses) and occupancy costs as well as reduced costs due to property sales in the prior year, partially offset by higher carried interest expense incurred in the current year.

A rollforward of our AUM by product type for the nine months ended September 30, 2015 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2015	$28.8	$37.0	$24.8	$90.6
Inflows	3.6	4.2	2.6	10.4
Outflows	(4.9)	(3.6)	(5.7)	(14.2)
Market (depreciation) appreciation	(0.3)	0.8	(1.3)	(0.8)

Balance at September 30, 2015	$27.2	$38.4	$20.4	$86.0

We describe above how we calculate AUM. Also as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue increased by $4.4 million, or 10.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses decreased by $9.0 million, or 14.7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This decrease was primarily driven by lower bonuses in the current year as well as lower property operating expenses due to property sales in the prior year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2015 include up to approximately $150 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2015, we incurred $78.6 million of capital expenditures, net of tenant concessions received. As of September 30, 2015, we had committed to fund $23.0 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of September 30, 2015, we had aggregate commitments of $23.6 million to fund future co-investments in our Global Investment Management business, $6.9 million of which is expected to be funded in 2015.

On March 31, 2015, CBRE, Inc., our wholly-owned subsidiary, entered into a Purchase Agreement with JCI to acquire the GWS business of JCI. The acquired GWS business is a market-leading provider of Integrated Facilities Management solutions for major occupiers of commercial real estate and has significant operations around the world. This acquisition (which we refer to as the GWS Acquisition) closed on September 1, 2015. The purchase price was $1.475 billion, payable in cash, with adjustments for working capital and other items. We financed the transaction with (i) a new issuance in August 2015 of $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026, (ii) borrowings in September 2015 of $400.0 million in aggregate principal amount of new tranche B-1 and tranche B-2 term loan facilities under our 2015 Credit Agreement, (iii) borrowings under our existing revolving credit facility under our 2015 Credit Agreement and (iv) cash on hand.

We also completed four additional financing transactions in recent years. These occurred in March 2013, September 2014 and December 2014, where we took advantage of market conditions to refinance our capital-markets debt. In addition, in January 2015, we entered into an amended and restated credit agreement providing for a $500.0 million tranche A term loan facility and a $2.6 billion revolving credit facility. As noted above, in September 2015, we added new tranche B-1 and tranche B-2 term loan facilities under this same credit facility pursuant to which we borrowed an additional $400.0 million in aggregate principal amount. We historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of extraordinary events, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may again seek to take advantage of market opportunities to refinance existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive.

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

The second long-term liquidity need is the repayment of obligations under our pension plans in the United Kingdom. Our subsidiaries based in the United Kingdom maintain two contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in the plans. With respect to these plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. The underfunded status of our defined benefit pension plans included in pension liability in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $86.0 million and $92.9 million at September 30, 2015 and December 31, 2014, respectively. We expect to contribute a total of $7.5 million to fund our pension plans for the year ending December 31, 2015, of which $5.4 million was funded as of September 30, 2015.

The third long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2015 and December 31, 2014, we had accrued for $67.7 million and $125.2 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $142.4 million for the nine months ended September 30, 2015, an increase of $73.9 million as compared to the nine months ended September 30, 2014. The increase in cash provided by operating activities was primarily due to a lower increase in receivables as well as improved operating performance in the current year, lower net payments to vendors and lower income taxes paid in the current year. These items were partially offset by higher bonuses and commissions paid in the current year as well as increases in prepaid expenses, other assets and real estate held for development in the current year.

Investing Activities

Net cash used in investing activities totaled $1.6 billion for the nine months ended September 30, 2015, an increase of $1.5 billion as compared to the nine months ended September 30, 2014. This variance was primarily driven by amounts paid for the acquisition of the Global Workplace Solutions business in the current year.

Financing Activities

Net cash provided by financing activities totaled $1.2 billion for the nine months ended September 30, 2015, an increase of $1.0 billion as compared to the nine months ended September 30, 2014. This variance was primarily due to proceeds received from the issuance of $600.0 million of 4.875% senior notes in August 2015 and higher net borrowings under our revolving credit facility in the current year. Also contributing to the increase was the establishment of $900.0 million of new senior term loan facilities under our 2015 Credit Agreement, partially offset by repayment of $645.6 million of senior term loans under our 2013 Credit Agreement, both of which occurred in the current year. Proceeds from the issuance of 5.25% senior notes in the prior year partially reduced the overall increase in cash provided by financing activities in the current year.

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

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 28, 2013, we entered into a credit agreement (the 2013 Credit Agreement) with a syndicate of banks led by Credit Suisse AG, or CS, as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the balance on our revolving credit facility under the 2013 Credit Agreement. On September 3, 2015, we entered into an incremental assumption agreement with a syndicate of banks jointly led by Wells Fargo Securities, LLC and CS to establish new tranche B-1 and tranche B-2 term loan facilities under the 2015 Credit Agreement in an aggregate principal amount of $400.0 million.

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. The 2015 Credit Agreement currently provides for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which begin on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which begin on December 31, 2015 and continue through maturity on September 3, 2022.

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the United States, with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). The 2015 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of September 30, 2015, we had $400.5 million of revolving credit facility principal outstanding under the 2015 Credit Agreement with a related weighted average annual interest rate of 1.3%, which was included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2015, letters of credit totaling $2.0 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2014, we had $4.8 million of revolving credit facility principal outstanding under the 2013 Credit Agreement with a related weighted average annual interest rate of 1.4%, which was included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Borrowings under the term loan facilities under the 2015 Credit Agreement as of September 30, 2015 bear interest, based at our option, on the following: for the tranche A term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); for the tranche B-1 term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); and for the tranche B-2 term loan facility, on either (1) the applicable fixed rate plus 1.40% to 1.70% or (2) the daily rate plus 0.40% to 0.75%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). As of September 30, 2015, we had $883.3 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2015 Credit Agreement (consisting of $486.7 million of tranche A term loan facility, $267.7 million of tranche B-1 term loan facility and $128.9 million of tranche B-2 term loan facility), which was included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of December 31, 2014, we had $638.1 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2013 Credit Agreement (consisting of $429.7 million of tranche A term loan facility and $208.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, “Derivatives and Hedging”. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2015 and 2014. As of both September 30, 2015 and December 31, 2014, the fair values of such interest rate swap agreements were reflected as a $26.9 million liability and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On August 13, 2015, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1, with the first interest payment to be made on March 1,

2016. The 4.875% senior notes are redeemable at our option, in whole or in part, prior to December 1, 2025 at a redemption price equal to the greater of (1) 100% of the principal amount of the 4.875% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 1, 2025 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture governing these notes). In addition, at any time on or after December 1, 2025, the 4.875% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 4.875% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 4.875% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $590.4 million at September 30, 2015.

In July 2015, we entered into three interest rate swap agreements with an aggregate notional amount of $300.0 million, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815. We structured these swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates prior to us issuing the 4.875% senior notes. In August 2015, we elected to terminate these agreements and paid a $6.2 million cash settlement, which has been recorded to accumulated other comprehensive loss in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. This settlement fee is being amortized to interest expense throughout the remaining term of the terminated hedge transaction until August 2025.

On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $421.9 million and $422.2 million at September 30, 2015 and December 31, 2014, respectively.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report was $788.8 million and $787.9 million at September 30, 2015 and December 31, 2014, respectively.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 11.01x for the trailing twelve months ended September 30, 2015, and our leverage ratio of total debt less available cash to EBITDA was 1.88x as of September 30, 2015. We may from time to time explore opportunities to refinance or reduce our outstanding debt under our 2015 Credit Agreement and under our 5.00% senior notes, 5.25% senior notes and 4.875% senior notes.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. On September 26, 2014, we gave the 30-day notice required under the indenture of our intent to redeem all of the 6.625% senior notes. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture. In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. Such charges were included in the write-off of financing costs for the three and nine months ended September 30, 2014 in the accompanying consolidated statements of operations set forth in Item 1 of this Quarterly Report.

We had short-term borrowings of $997.5 million and $506.1 million as of September 30, 2015 and December 31, 2014, respectively, with related weighted average interest rates of 1.6% and 1.8%, respectively, which are included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and currently provides for a $5.0 million revolving credit note, bears interest at 0.25% per year and has a maturity date of April 30, 2016. As of September 30, 2015 and December 31, 2014, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper,

U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and currently provides for a $5.0 million credit line, bears interest at 1% per year and has a maturity date of April 30, 2016. As of September 30, 2015 and December 31, 2014, there were no amounts outstanding under this agreement.

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA, TD Bank, N.A., or TD Bank, and Capital One, N.A., or Capital One, for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Federal National Mortgage Association, or Fannie Mae, for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. These warehouse lines are described below.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and currently provides for a $100.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.45% and has a maturity date of October 24, 2016.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and currently bears interest at the daily one- month LIBOR plus 1.60%. A portion of the line of credit totaling $75.0 million matured on July 1, 2015. The remainder, or $200.0 million, has a maturity date of May 26, 2016.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and currently bears interest at the daily one-month LIBOR plus 1.35%. A portion of the line of credit totaling $250.0 million matures on February 29, 2016. The remainder, or $325.0 million, has a maturity date of June 30, 2016.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement currently bears interest at the daily one-month LIBOR plus 1.55%. A portion of the line of credit totaling $100.0 million matured on August 31, 2015. On October 1, 2015, the line was temporarily increased from $200.0 million to $450.0 million, with such increase expiring on February 15, 2016. The remainder, or $200.0 million, has a maturity date of July 28, 2016.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement has been amended and currently provides for a $15.0 million secured revolving line of credit, bears interest at daily one-month LIBOR plus 2.75% and has a maturity date of March 15, 2016.

During the nine months ended September 30, 2015, we had a maximum of $1.4 billion of warehouse lines of credit principal outstanding. As of September 30, 2015 and December 31, 2014, we had $578.4 million and $501.2 million, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. Additionally, we had $585.9 million and $506.3 million of mortgage loans held for sale (warehouse receivables), as of September 30, 2015 and December 31, 2014, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which were also included in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

A significant number of our subsidiaries in Europe have had a euro cash pool loan since 2001, which is used to fund their short-term liquidity needs. The euro cash pool loan is an overdraft line for our European operations issued by HSBC Bank. The euro cash pool loan has no stated maturity date and bears interest at varying rates based on LIBOR or EDF plus 2.0%. As of September 30, 2015, there was $8.9 million of euro cash pool loan outstanding, which has been included in short-term borrowings in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. There were no amounts outstanding under this facility as of December 31, 2014.

Off-Balance Sheet Arrangements

In January 2008, CBRE Multifamily Capital, Inc., or CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s Delegated Underwriting and Servicing Lender Program, or DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in select cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $11.4 billion at September 30, 2015. Additionally, CBRE MCI has funded loans under the DUS Program that are not subject to loss sharing arrangements with unpaid principal balances of approximately $32.0 million at September 30, 2015. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2015 and December 31, 2014, CBRE MCI had a $35.0 million and a $29.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $20.1 million and $16.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $279.6 million (including $119.8 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2015.

We had outstanding letters of credit totaling $44.1 million as of September 30, 2015, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $35.0 million referred to in the preceding paragraph represented the majority of the $44.1 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2016.

We had guarantees totaling $41.0 million as of September 30, 2015, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $41.0 million primarily represents guarantees of obligations of unconsolidated subsidiaries, which expire at varying dates through July 2019, as well as various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2015, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business.

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

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments typically range from 2.0% to 5.0% of the equity in a particular fund. As of September 30, 2015, we had aggregate commitments of $23.6 million to fund future co-investments, $6.9 million of which is expected to be funded in 2015. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets and the failure to provide these contributions could have adverse consequences to our interests in these investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2015, we had committed to fund $23.0 million of additional capital to these unconsolidated subsidiaries, which we may be required to fund at any time.

Seasonality

A significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities tend to be lowest in the first calendar quarter, and highest in the fourth calendar quarter of each year. Earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to calendar year-end.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and in August 2015 issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and requires the use of the retrospective method. ASU 2015-15 permits classifying debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-15 is effective upon the adoption of ASU 2015-03.

We elected to early adopt the provisions of ASU 2015-03 during the third quarter of 2015 and balance sheet amounts as of December 31, 2014 have been reclassified to conform to the current period presentation. As of December 31, 2014, $25.6 million of debt issuance costs were reclassified from other assets and netted against the related debt liabilities in the accompanying consolidated balance sheet set forth in Item 1 of this Quarterly Report as follows (dollars in thousands):

5.00% senior notes	$12,053
Senior term loans	7,537
5.25% senior notes	4,607
Notes payable on real estate	1,398

Total reclassified	$25,595

The adoption of ASU 2015-03 had no impact on our consolidated results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. This ASU is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We elected to early adopt the provisions of ASU 2015-16 during the third quarter of 2015. The adoption of ASU 2015-16 had no impact on our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Pending Adoption

In May 2014, the FASB issued ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under accounting principles generally accepted in the United States, or GAAP, when it becomes effective on January 1, 2018. This ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting.

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Quarterly Report to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Quarterly Report are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•	volatility and disruption of the securities, capital and credit markets (including the real estate investment trust market), interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors affecting the value of real estate assets, inside and outside the United States;

•	increases in unemployment and general slowdowns in commercial activity;

•	trends in pricing and risk assumption for commercial real estate services;

•	the effect of significant movements in average cap rates across different property types;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	declines in lending activity of Government Sponsored Enterprises, regulatory oversight and limits on such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	foreign currency fluctuations;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our ability to control costs relative to revenue growth;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	changes in domestic and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, currency controls and other trade control laws), particularly in Russia, Eastern Europe and the Middle East, due to the level of political instability in those regions;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of our acquisition of the Global Workplace Solutions (GWS) business and other companies we may acquire, and our ability to achieve expected cost synergies relating to those acquisitions;

•	our ability to retain and incentivize producers;

•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;

•	the ability of our Global Investment Management business to maintain and grow assets under management and achieve desired investment returns for our investors, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

•	our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our leverage and our ability to perform under our credit facilities, indentures and other debt instruments, including additional debt that we incurred in connection with the acquisition of the GWS business;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	liabilities under guarantees, or for construction defects, that we incur in our Global Investment Management and Development Services businesses;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	changes in tax laws in the United States or in other jurisdictions in which our business may be concentrated that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to maintain our effective tax rate at or below current levels;

•	our ability to comply with laws and regulations related to our global operations, including real estate and facilities management licensure, labor and employment laws and regulations, as well as the anti-corruption laws and trade sanctions of the U.S. and other countries;

•	the effect of implementation of new accounting rules and standards; and

•	the other factors described elsewhere in this Quarterly Report, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our Quarterly Reports for the quarters ended March 31, 2015 and June 30, 2015, in particular in Part II, Item 1A, “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. During the nine months ended September 30, 2015, approximately 43% of our business was transacted in non-U.S. dollar currencies, the majority of which includes the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Japanese yen, Singapore dollar and Swiss franc. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.

In March 2014, we began a foreign currency exchange forward hedging program by entering into 38 foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen, covering an initial notional amount of $209.7 million. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net losses of $9.3 million and $16.6 million from foreign currency exchange forward contracts for the three and nine months ended September 30, 2015, respectively, and net gains of $7.7 million and $4.5 million from foreign currency exchange forward contracts for the three and nine months ended September 30, 2014. As of September 30, 2015, we had 59 foreign currency exchange forward contracts outstanding covering a notional amount of $299.9 million. As of September 30, 2015, the fair value of forward contracts with seven counterparties aggregated to a $10.7 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. As of September 30, 2015, the fair value of forward contracts with four counterparties aggregated to a $1.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. Included in the consolidated statements of operations set forth in Item 1 of this Quarterly Report were net gains of $0.4 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and net gains of $3.1 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, resulting from net losses/gains on these foreign currency exchange option and forward contracts. As of September 30, 2015, we had four foreign currency exchange option and forward contracts outstanding covering a notional amount of $33.1 million. As of September 30, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.1 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. In addition, as of September 30, 2015, the fair value of forward contracts with one counterparty aggregated to a $0.2 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In July 2015, we entered into three interest rate swap agreements with an aggregate notional amount of $300.0 million, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815. We structured these swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates prior to us issuing the 4.875% senior notes. In August 2015, we elected to terminate these agreements and paid a $6.2 million cash settlement, which has been recorded to accumulated other comprehensive loss in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. There was no significant hedge ineffectiveness for the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, the fair values of such interest rate swap agreements were reflected as a $26.9 million liability and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The estimated fair value of our senior term loans was approximately $893.8 million at September 30, 2015. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $805.5 million, $596.4 million and $430.5 million, respectively, at September 30, 2015.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt, excluding notes payable on real estate, at September 30, 2015, the net impact of the additional interest cost would be a decrease of $6.8 million on pre-tax income and a decrease of $6.8 million in cash provided by operating activities for the nine months ended September 30, 2015.

We also have $31.4 million of notes payable on real estate, net of unamortized debt issuance costs, as of September 30, 2015. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $0.2 million for the nine months ended September 30, 2015. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations set forth in Item 1 of this Quarterly Report were net gains of $9.4 million and $20.0 million for the three and nine months ended September 30, 2015, respectively, resulting from these loan commitments. The net impact on earnings resulting from gains and/or losses associated with these loan commitments during the three and nine months ended September 30, 2014 was not significant. As of September 30, 2015, the fair value of such contracts with three counterparties aggregated to a $9.4 million asset position, which was included in other current assets in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Rule 13a-15 of the Securities Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by our Deputy Chief Financial Officer and Chief Accounting Officer and other members of our Disclosure Committee. In addition to our Deputy Chief Financial Officer and Chief Accounting Officer, our Disclosure Committee consists of our General Counsel, the chief communication officer, senior officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of the end of the period covered by this Quarterly Report to accomplish their objectives at the reasonable assurance level.

Additionally, we report that no changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

With the exception of the following, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

We may not realize the anticipated benefits from the acquisition of Global Workplace Solutions (GWS).

We acquired the GWS business with the expectation that it would result in various benefits to our business, including increased and more stable revenues, a strengthened market position, cross-selling opportunities, cost synergies, tax benefits and accretion to our adjusted earnings per share. Achieving these benefits is subject to a number of uncertainties, including the extent to which GWS’s clients continue to use us as their service provider and whether we can successfully integrate the business. If our expectations are inaccurate, this could result in, among other things, increased costs, decreases in the amount of expected revenues and earnings and diversion of our management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We may repurchase shares awarded to certain grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. The following table presents information with respect to the repurchased shares relating thereto during each calendar month within the fiscal quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2015—July 31, 2015	—		$—
August 1, 2015—August 31, 2015 September 1, 2015—September 30, 2015	— 185,114	$ $	— 31.79

Total	185,114		$31.79

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between CBRE, Inc. and Johnson Controls, Inc.	8-K	001-32205	2.1	4/3/2015

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1	11/9/2011

3.2	Second Amended and Restated By-laws of CBRE Group, Inc.	8-K	001-32205	3.2	10/3/2011

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1	4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3	7/30/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith
4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	5/10/2013

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(c)	Second Supplemental Indenture, dated as April 10, 2013 among CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(d)	Form of 5.00% Senior Notes due 2013 (included in Exhibit 4.3(b))	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(e)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith
4.3(f)	Second Supplemental Indenture, dated as of September 24, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	8-K	001-32205	4.1		9/26/2014

4.3(g)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.3(f))	8-K	001-32205	4.2		9/26/2014

4.3(h)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

4.3(i)	Third Supplemental Indenture, dated as of December 12, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1		12/12/2014

4.3(j)	Fourth Supplemental Indenture, dated as of August 13, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain other subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026	8-K	001-32205	4.2		8/13/2015

4.3(k)	Form of 4.875% Senior Notes due 2026 (included in Exhibit 4.3(j))	8-K	001-32205	4.3		8/13/2015

4.3(l)	Fifth Supplemental Indenture, dated as of September 25, 2015, among CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, 5.25% Senior Notes due 2025 and 4.875% Senior Notes due 2026.	8-K	001-32205	4.1		9/25/2015

10.1	Incremental Assumption Agreement, dated as of September 3, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent.	8-K	001-32205	10.1		9/9/2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.2	Supplement No. 1, dated as of September 25, 2015, to the Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., and Credit Suisse AG, as administrative agent and as collateral agent.	8-K	001-32205	10.1	9/25/2015

11	Statement concerning Computation of Per Share Earnings (filed as Note 13 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing Exhibits List, (1) references to CB Richard Ellis Group, Inc. are now to CBRE Group, Inc., (2) references to CB Richard Ellis Services, Inc. are now to CBRE Services, Inc., and (3) references to CB Richard Ellis, Inc. are now to CBRE, Inc.

+	If used in this Exhibit List, denotes a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: November 9, 2015	/s/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: November 9, 2015	/s/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)