Form 10-K
period 2015-12-31
CBRE GROUP, INC.
filed 2016-02-29
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $12.3 billion based upon the last sales price on June 30, 2015 on the New York Stock Exchange of $37.00 for the registrant’s Class A Common Stock.

As of February 12, 2016, the number of shares of Class A Common Stock outstanding was 334,240,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be held May 13, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CBRE Group, Inc., a Delaware corporation, (which may be referred to in this Form 10-K as the “company,” “we,” “us” and “our”), is the world’s largest commercial real estate services and investment firm, based on 2015 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2015, excluding independent affiliates, we operated in more than 400 offices worldwide, with more than 70,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name.

Our business is focused on several competencies, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination, sales and servicing, and structured finance), real estate investment management, valuation, development services and proprietary research. We generate revenues from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. Our contractual, fee-for-services businesses generally involve property and facilities management, mortgage loan servicing, investment management and appraisal/valuation. In addition, our leasing services have contractual elements and work for clients in this service line is often recurring in nature. Our revenue mix has shifted in recent years toward more contractual revenue as occupiers and investors increasingly prefer to purchase integrated, account-based services from firms that meet their broad needs in local markets nationally and globally. We believe we are well-positioned to capture a growing share of this business.

In 2015, we generated revenue from a well-balanced, highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been included in the Fortune 500 since 2008 and among the Fortune Most Admired Companies in the real estate sector for four consecutive years. In 2015, we were ranked second among all companies on the Barron’s 500, which evaluates companies on growth and financial performance. Additionally, the International Association of Outsourcing Professionals (IAOP) has ranked us among the top few outsourcing service providers across all industries for five consecutive years.

CBRE History

CBRE marked its 109th year of continuous operations in 2015, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. Since then, we have grown into the largest global commercial real estate services and investment firm (in terms of 2015 revenue) through organic growth and a series of strategic acquisitions. Among these acquisitions are the purchases of Trammell Crow Company (December 2006); ING Group N.V.’s Real Estate Investment Management (REIM) operations in Europe and Asia (October 2011) and its U.S.-based global real estate listed securities business (July 2011); and Norland Managed Services Ltd (December 2013). In addition, CBRE acquired the Global Workplace Solutions (GWS) business from Johnson Controls, Inc. in September 2015. GWS is a leading provider of enterprise facilities management services worldwide.

Our Regions of Operation and Principal Services

CBRE Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CBRE Services, Inc., our direct wholly-owned subsidiary, is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness.

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa, or EMEA; (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services.

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 18 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 18 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

The Americas

The Americas is our largest reporting segment, comprised of operations throughout the United States and Canada as well as key markets in Latin America. Our operations are largely wholly-owned, but also include independent affiliates to whom we license the “CBRE” name in their local markets in return for payments of annual or quarterly royalty fees to us and an agreement to cross-refer business between us and the affiliate.

Most of our operations are conducted through our indirect wholly-owned subsidiary CBRE, Inc. Our mortgage loan origination, sales and servicing operations are conducted exclusively through our indirect wholly-owned subsidiary operating under the name CBRE Capital Markets, Inc., or Capital Markets, and its subsidiaries. Our operations in Canada are conducted through our indirect wholly-owned subsidiary CBRE Limited and our operations in Latin America are operated through various indirect wholly-owned subsidiaries.

Our Americas segment accounted for 57.0% of our 2015 revenue, 57.5% of our 2014 revenue and 62.7% of our 2013 revenue. Within our Americas segment, we organize our services into several business lines, as further described below.

Advisory Services

Our advisory services businesses offer occupier/tenant and investor/owner services that meet the full spectrum of marketplace needs, including: (1) real estate leasing services; (2) capital markets; and (3) valuation. Our advisory services business line accounted for 31.1% of our 2015 consolidated worldwide revenue, 32.5% of our 2014 consolidated worldwide revenue and 34.8% of our 2013 consolidated worldwide revenue.

Within advisory services, our major service lines are the following:

•

Real Estate Leasing Services. We provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing (the majority of our revenues), disposition and acquisition of property. We generate significant repeat business from existing clients, which, for example, accounted for approximately 64% of our U.S. sales and leasing revenue in 2015, including referrals from other parts of our business. We believe we are a market leader for the provision of real estate services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Chicago, Dallas, Denver, Houston, Los Angeles, Miami, New York, Philadelphia and Phoenix.

Our real estate services professionals are compensated primarily through commission-based programs, which are payable upon completion of an assignment. This gives us flexibility to mitigate the negative effect of compensation, our largest expense, on our operating margins during difficult market conditions. We strive to retain top professionals through an attractive compensation program tied to productivity as well as greater investments in support resources, including professional development and training, market research and information, technology, branding and marketing, than most other firms in our sector.

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through CBRE Research and CBRE Econometric Advisors, our commercial real estate market information and forecasting groups.

•

Capital Markets. We offer clients fully integrated investment sales and debt/structured financing services under the CBRE Capital Markets brand. The tight integration of these services helps to meet marketplace demand for comprehensive capital markets solutions. During 2015, we concluded approximately $128.6 billion of capital markets transactions in the Americas, including $88.7 billion of investment sales transactions and $39.9 billion of mortgage loan originations and sales.

CBRE is the leading investment sales property advisor in the United States, with a market share of approximately 16.5% in 2015 across office, industrial, retail, multifamily and hotel properties according to Real Capital Analytics. Our mortgage brokerage business originates, sells and services commercial mortgage loans primarily through relationships established with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies. In the United States, our mortgage loan origination volume in 2015 was $33.7 billion, including approximately $12.6 billion for U.S. federal government-sponsored entities (GSEs). Most of the GSE loans were financed through our revolving credit lines dedicated exclusively for this purpose and were substantially risk mitigated by either obtaining a contractual purchase commitment from the GSE or confirming a forward-trade commitment for the issuance and purchase of a mortgage-backed security that will be secured by the loan. We advised on the sale of approximately $5.7 billion of mortgages on behalf of financial institutions in 2015. CBRE also operates a loan servicing portfolio, which totaled approximately $108.9 billion in the Americas at year-end 2015.

•

Valuation. We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses, feasibility and fairness opinions as well as consulting services such as property condition reports, hotel advisory and environmental consulting. Our valuation business has developed proprietary systems for data management, analysis and valuation report preparation, which we believe provide us with an advantage over our competitors. We believe that our valuation business is one of the largest in the industry. During 2015, we completed over 53,000 valuation, appraisal and advisory assignments in the Americas.

Outsourcing Services

The outsourcing of commercial real estate services is believed to be a long-term trend in our industry, with property owners and occupiers seeking better execution and improved efficiency by relying on the expertise of third-party real estate specialists. Two of our business lines capitalize on the outsourcing trend: (1) occupier outsourcing, which we provide for corporations, public sector entities, health care providers and others; and (2) asset services, which we provide for property owners. As of December 31, 2015, we managed approximately 2.3 billion square feet of commercial property and facilities in the Americas. Our outsourcing services business line accounted for 25.9% of our 2015 consolidated worldwide revenue, 25.0% of our 2014 consolidated worldwide revenue and 27.9% of our 2013 consolidated worldwide revenue.

•

Occupier Outsourcing. Through our Global Workplace Solutions business line, we provide a comprehensive suite of services to occupiers of real estate, including facilities management, project management, advisory and transaction services and strategic consulting. We typically enter into multi-year, multi-service outsourcing contracts with our clients, but also provide services on a one-off assignment or a short-term contract basis. Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices, data centers and other critical facilities, manufacturing and laboratory facilities, distribution facilities and retail space. Contracts for facilities management services are typically structured so we receive reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly fee, and in some cases, annual incentives if agreed-upon performance targets are satisfied. Project management services are typically provided on a portfolio-wide or programmatic basis. Revenues for project management generally include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues for project management may also include reimbursement of payroll and related costs for personnel providing the services.

•

Asset Services. We provide asset services (also called property management services) on a contractual basis for owners/investors in office, industrial and retail properties. These services include construction management, marketing, building engineering, accounting and financial services. We typically receive monthly management fees for the asset services we provide based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. We are also often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management. Our management agreements with our asset services clients, which are owners/investors in real estate, may be terminated by either party with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and the typical contract continues for multiple years. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including leasing, refinancing, disposition and appraisal.

Europe, Middle East and Africa (EMEA)

Our Europe, Middle East and Africa, or EMEA, reporting segment operates in 43 countries. The largest operations are located in France, Germany, Ireland, Italy, The Netherlands, Spain, Switzerland and the United Kingdom. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, focused on the prime and super-prime segments of the market, primarily in the United Kingdom. Within EMEA, our services are organized along similar lines as in the Americas, including leasing, property sales, valuation services, asset management services and occupier outsourcing, among others. Our EMEA segment accounted for 27.7% of our 2015 revenue, 25.9% of our 2014 revenue and 16.9% of our 2013 revenue.

In several countries in EMEA, we have contractual relationships with independent affiliates that provide commercial real estate services under our brand name. Our agreements with these independent affiliates include licenses by us to them to use the “CBRE” name in the relevant territory in return for payments of annual or quarterly royalty fees to us. In addition, these agreements may include business cross-referral arrangements between us and our affiliates.

Asia Pacific

Our Asia Pacific reporting segment operates in 14 countries. We believe that we are one of only a few companies that can provide a full range of real estate services to large occupiers and investors throughout the region, similar to the broad range of services provided by our Americas and EMEA segments. Our primary operations in Asia are located in Greater China, India, Japan, Singapore, South Korea and Thailand. In addition, we have contractual agreements with independent affiliates that generate royalty fees and support cross-referral arrangements similar to our EMEA segment. The Pacific region includes Australia and New Zealand. Our Asia Pacific segment accounted for 10.5% of our 2015 revenue, 10.7% of our 2014 revenue and 12.1% of our 2013 revenue.

Global Investment Management

Operations in our Global Investment Management reporting segment are conducted through our indirect wholly-owned subsidiary CBRE Global Investors, LLC and its global affiliates, which we also refer to as CBRE Global Investors. CBRE Global Investors provides investment management services to pension funds, insurance companies, sovereign wealth funds, foundations, endowments and other institutional investors seeking to generate returns and diversification through investment in real estate. It sponsors investment programs that span the risk/return spectrum in: North America, Europe, Asia and Australia. In some strategies, CBRE Global Investors and its investment teams co-invest with its limited partners.

CBRE Global Investors’ offerings are organized into four primary categories: (1) direct real estate investments through sponsored funds; (2) direct real estate investments through separate accounts; (3) indirect real estate investments through listed securities; and (4) indirect real estate investments through multi-manager investment programs.

Assets under management have increased from $17.3 billion at December 31, 2005 to $89.0 billion at December 31, 2015. Our Global Investment Management segment accounted for 4.2% of our 2015 revenue, 5.2% of our 2014 revenue and 7.5% of our 2013 revenue.

Development Services

Operations in our Development Services reporting segment are conducted through our indirect wholly-owned subsidiary Trammell Crow Company, LLC and certain of its subsidiaries, providing development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including: industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); and residential/mixed-use projects. Our Development Services segment accounted for 0.6% of our 2015 revenue, 0.7% of our 2014 revenue and 0.7% of our 2013 revenue.

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

At December 31, 2015, Trammell Crow Company had $6.7 billion of development projects in process. Additionally, the inventory of pipeline deals (prospective projects we believe have a greater than 50% chance of closing or where land has been acquired and the projected construction start date is more than twelve months out) was $3.6 billion at December 31, 2015.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property, corporate facilities, project and transaction management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination, sales and servicing, capital markets (structured finance) solutions, development services and proprietary research. Each business discipline is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2015 revenue, our relative competitive position varies significantly across geographic markets, property types and services. We face competition from other commercial real estate service providers that compete with us on a global, national, regional or local basis or within a market segment; outsourcing companies that traditionally competed in limited portions of our facilities management business and have expanded their offerings from time to time; in-house corporate real estate departments and property owners/developers that self-perform real estate services; investment banking firms, investment managers and developers that compete with us to raise and place investment capital; and accounting/consulting firms that advise on real estate strategies. Some of these firms may have greater financial resources than we do.

Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are substantially smaller than us, some of them are larger on a regional or local basis or have a stronger position in a specific market segment or service offering. Among our primary competitors are other large national and global firms, such as Cushman & Wakefield (which is the name adopted following the combination of DTZ and Cushman & Wakefield), Jones Lang LaSalle Incorporated, Colliers International Group Inc. (which was spun off from FirstService Corporation in 2015), Savills plc (which acquired U.S.-based service provider Studley, Inc. in 2014) and BGC Partners (which is the publicly traded parent of Newmark Grubb Knight Frank); market-segment specialists, such as Eastdil Secured, HFF, L.P. and Marcus & Millichap, Inc.; and firms with business lines that compete with our occupier outsourcing business.

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

Employees

At December 31, 2015, excluding our independent affiliates, we had more than 70,000 employees worldwide, approximately 37% of which represent costs that are fully reimbursed by clients and are mostly in our outsourcing services lines of business. At December 31, 2015, approximately 1,900 of our employees were subject to collective bargaining agreements, most of whom are on-site employees in our asset services business in California, Illinois, New Jersey and New York.

Intellectual Property

We hold various trademarks and trade names worldwide, which include the “CBRE” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CBRE” and “Trammell Crow Company” names. We maintain trademark registrations for the CBRE service mark in jurisdictions where we conduct significant business.

We hold a license to use the “Trammell Crow Company” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which may be revoked if we fail to satisfy usage and quality control covenants under the license agreement.

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

Environmental Matters

Federal, state and local laws and regulations in the countries in which we do business impose environmental liabilities, controls, disclosure rules and zoning restrictions that affect the ownership, management, development, use or sale of commercial real estate. Certain of these laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property, including contamination resulting from above-ground or underground storage tanks or the presence of asbestos or lead at a property. If contamination occurs or is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. Under certain laws and common law principles, any failure by us to disclose environmental contamination at a property could subject us to liability to a buyer or lessee of the property. Further, federal, state and local governments in the countries in which we do business have enacted various laws, regulations and treaties governing environmental and climate change, particularly for “greenhouse gases,” which seek to tax, penalize or limit their release. Such regulations could lead to increased operational or compliance costs over time.

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

On the Investor Relations page on our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including reports filed by our officers and directors under Section 16(a) of the Exchange Act.

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

Our business is significantly affected by generally prevailing economic conditions in the markets where we principally operate, which can result in a general decline in real estate acquisition, disposition and leasing activity, as well as a general decline in the value of commercial real estate and in rents, which in turn reduces revenue from asset services fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development or investment management activities. Our businesses could also suffer from any political or economic disruption that affects interest rates or liquidity.

Adverse economic conditions could also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development, which in turn could reduce the commissions and fees that we earn. In addition, our development and investment strategy often entails making co-investments alongside our investor clients. During an economic downturn, capital for our investment activities is usually constrained and it may take longer for us to dispose of real estate investments or selling prices may be lower than originally anticipated. As a result, the value of our commercial real estate investments may be reduced, and we could realize losses or diminished profitability. In addition, economic downturns may reduce the amount of loan originations and related servicing by our Capital Markets business.

The performance of our asset services line of business depends upon how well the properties we manage perform. This is because our fees are generally based on a percentage of rent collections from these properties. Rent collections may be affected by many factors, including: (i) real estate and financial market conditions prevailing generally and locally; (ii) our ability to attract and retain creditworthy tenants, particularly during economic downturns; and (iii) the magnitude of defaults by tenants under their respective leases, which may increase during distressed economic conditions.

Certain geographies within the Americas, as well as certain industry sectors that we serve, have been negatively affected by the recent weakened performance of the oil and gas industry, which may in turn diminish the performance of our various businesses in those geographies as well as reduce the demand for our services by our clients in such areas or who are affected by that industry. In continental Europe, the economic recovery is slow and fragile. If recovery in certain European economies stalls, our performance may be adversely affected. In addition, China’s deteriorating macro-economic environment could adversely affect our operations in our Asia Pacific segment, which may adversely affect our financial performance.

Economic uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global landscape, make it increasingly difficult for us to predict our financial performance into the future. As a result, any guidance or outlook that we provide on our performance is based on then-current conditions, and there is a risk that such guidance may turn out to be inaccurate.

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

Disruptions in the credit markets may adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of commercial real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our Global Investment Management and Development Services businesses may be unable to generate incentive fees, and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

Our operations are subject to social, political and economic risks in foreign countries as well as foreign currency volatility.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2015, approximately 45% of our revenue was transacted in foreign currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Swiss franc. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our assets under management for our Global Investment Management business, revenue and earnings. Over time, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

•	the impact of regional or country-specific business cycles and economic instability;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;

•	a tendency for clients to delay payments in some European and Asian countries;

•	political and economic instability in certain countries; and

•	foreign ownership restrictions with respect to operations in certain countries, particularly in Asia Pacific, or the risk that such restrictions will be adopted in the future.

We maintain anti-corruption and anti-money-laundering compliance programs and programs designed to enable us to comply with applicable government economic sanctions, embargoes and other import/export controls throughout the company. But, coordinating our activities to deal with the broad range of complex legal and regulatory environments in which we operate presents significant challenges. We may not be successful in complying with regulations in all situations and violations may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies (including disgorgement), and other costs against us or our employees, and may have a material adverse effect on our reputation and business.

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

A significant component of our growth has been generated by acquisitions. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired may prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction and deferred financing costs, among others.

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

We complete acquisitions with the expectation that they will result in various benefits, including enhanced or more stable revenues, a strengthened market position, cross-selling opportunities, cost synergies, tax benefits and accretion to our adjusted income per share. Achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including the realization of accretive benefits in the timeframe anticipated and whether we can successfully integrate the acquired business. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Robert E. Sulentic, our President and Chief Executive Officer. Mr. Sulentic and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is significant and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent that we have in the past. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

Our joint venture activities and affiliate program involve unique risks that are often outside of our control and that, if realized, could harm our business.

We have utilized joint ventures for commercial investments, select local brokerage and other affiliations both in the United States and internationally, and we may acquire interests in other joint ventures in the future. Under our affiliate program, we enter into contractual relationships with local brokerage, asset services or other operations pursuant to which we license to that operation our name and make available certain of our resources, in exchange for a royalty or economic participation in that operation’s revenue, profits or transactional activity. In many of these joint ventures and affiliations, we may not have the right or power to direct the management and policies of the joint ventures or affiliates, and other participants or operators of affiliates may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants and operators may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant or affiliate acts contrary to our interest, it could harm our brand, business, results of operations and financial condition.

Our real estate investment and co-investment activities in our Global Investment Management as well as Development Services businesses subject us to real estate investment risks which could cause fluctuations in earnings and cash flow.

An important part of the strategy for our Global Investment Management business involves co-investing our capital in certain real estate investments with our clients, and there is an inherent risk of loss of our investments. As of December 31, 2015, we had committed $12.8 million to fund future co-investments in our Global Investment Management business, $8.8 million of which is expected to be funded during 2016. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is an important part of our Global Investment Management business, which might suffer if we were unable to make these investments. Although our debt instruments contain restrictions that limit our ability to provide capital to the entities holding direct or indirect interests in co-investments, we may provide this capital in many instances in further support of the co-investment.

Selective investment in real estate projects is an important part of our Development Services business strategy, and there is an inherent risk of loss of our investments. As of December 31, 2015, we had 10 consolidated real estate projects with invested equity of $9.1 million. In addition, at December 31, 2015, we were involved as a principal (in most cases, co-investing with our clients) in approximately 60 unconsolidated real estate subsidiaries with invested equity of $121.9 million and had committed additional capital to these unconsolidated subsidiaries of $29.6 million. As of December 31, 2015, we also guaranteed outstanding notes payable of these unconsolidated subsidiaries with outstanding balances of $12.4 million.

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

Because the disposition of a single significant investment can affect our financial performance in any period, our real estate investment activities could cause fluctuations in our net earnings and cash flow. In many cases, we have limited control over the timing of the disposition of these investments and the recognition of any related gain or loss, or incentive participation fee.

Poor performance of the investment programs that our Global Investment Management business manages would cause a decline in our revenue, net income and cash flow and could adversely affect our ability to raise capital for future programs.

The revenue, net income and cash flow generated by our Global Investment Management business can be volatile period over period, primarily due to the fact that management, transaction and incentive fees can vary as a result of market movements from one period to another. In the event that any of the investment programs that our Global Investment Management business manages were to perform poorly, our revenue, net income and cash flow could decline because the value of the assets we manage would decrease, which would result in a reduction in some of our management fees, and our investment returns would decrease, resulting in a reduction in the incentive compensation we earn. Moreover, we could experience losses on co-investments of our own capital in such programs as a result of poor performance. Investors and potential investors in our programs continually assess our performance, and our ability to raise capital for existing and future programs and maintaining our current fee structure will depend on our continued satisfactory performance.

Our debt instruments impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable.

We have debt and related debt service obligations. As of December 31, 2015, our total debt, excluding notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.7 billion. For the year ended December 31, 2015, our interest expense was approximately $118.9 million.

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

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 11.81x for the year ended December 31, 2015, and our leverage ratio of total debt less available cash to EBITDA was 1.45x as of December 31, 2015. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot give assurance that we will be able to meet those ratios when required. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, a default under our credit agreement could trigger a cross default or cross acceleration under our other debt instruments.

Our credit agreement is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries.

We have limited restrictions on the amount of additional recourse debt we are able to incur, which may intensify the risks associated with our leverage, including our ability to service our indebtedness. In addition, in the event of a credit-ratings downgrade, our ability to borrow and the costs of that borrowing could be adversely affected.

Subject to the maximum amounts of indebtedness permitted by our credit agreement covenants, we are not restricted in the amount of additional recourse debt we are able to incur, and so we may in the future incur such indebtedness in order to finance our operations and investments. In addition, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings, and any downgrades of them, may affect our ability to borrow as well as the costs of our current and future borrowings.

We are subject to various litigation risks and may face financial liabilities and/or damage to our reputation as a result of litigation.

Our businesses are exposed to various litigation risks. In addition, although we maintain insurance coverage for most of this risk, insurance coverage is unavailable at commercially reasonable pricing for certain types of exposures. Accordingly, an adverse result in a litigation against us, or a lawsuit that results in a substantial legal liability for us (and particularly a lawsuit that is not insured), could have a disproportionate and material adverse effect on our business, financial condition and results of operations. In addition, we depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, irrespective of the ultimate outcome of that allegation, may harm our professional reputation and as such materially damage our business and its prospects.

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

We compete across a variety of business disciplines within the commercial real estate services and investment industry, including commercial property and corporate facilities management, occupier and property/agency leasing, property sales, valuation, real estate investment management, commercial mortgage origination and servicing, capital markets (structured finance and debt) solutions, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2015 revenue, our relative competitive position varies significantly across geographies, property types and services and business lines. Depending on the geography, property type or service or business line, we face competition from other commercial real estate service providers and investment firms, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have expanded their offerings from time to time, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service or business line than we have allocated that geography, property type, service or business line. In addition, future changes in laws could lead to the entry of other new competitors, such as financial institutions. Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis. We are further subject to competition from large national and multi-national firms that have similar service and investment competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types, service or business lines that we serve. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

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

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, or make incorrect determinations in complex tax regimes, we may incur significant financial penalties.

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business. Brokerage of real estate sales and leasing transactions and the provision of asset services and valuation services require us and our employees to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we and our employees fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. A number of our services, including the services provided by our indirect wholly-owned subsidiaries, CBRE Capital Markets and CBRE Global Investors, are subject to regulation by the SEC, FINRA or other self-regulatory organizations and state securities regulators and compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

We are also subject to laws of broader applicability, such as tax, securities, environmental and employment laws, including the Fair Labor Standards Act, occupational health and safety regulations and U.S. state wage-and-hour laws. Failure to comply with these requirements could result in the imposition of significant fines by governmental authorities, awards of damages to private litigants and significant amounts paid in legal fees or settlements of these matters.

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

•	foreign currency fluctuations;

•	increases in unemployment and general slowdowns in commercial activity;

•	trends in pricing and risk assumption for commercial real estate services;

•	the effect of significant movements in average cap rates across different property types;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	declines in lending activity of Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our ability to control costs relative to revenue growth;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

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

•

our leverage under our debt instruments as well as the limited restrictions therein on our ability to incur additional debt, and the potential increased borrowing costs to us from a credit-ratings downgrade;

•	litigation and its financial and reputational risks to us;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;

•

our ability to comply with laws and regulations related to our global operations, including real estate licensure, tax, labor and employment laws and regulations, as well as the anti-corruption laws and trade sanctions of the U.S. and other countries;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2015:

Location	Sales Offices	Corporate Offices	Total
Americas	180	3	183
Europe, Middle East and Africa (EMEA)	145	1	146
Asia Pacific	94	1	95

Total	419	5	424

Some of our offices house employees of both our Global Investment Management and Development Services segments as well as employees of our other business segments. Often, the employees of these segments occupy separate suites in the same building in order to operate the businesses independently with standalone offices. We have provided above office totals by geographic region and not listed all of our Global Investment Management and Development Services offices to avoid double counting.

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

We do not own any of these offices.

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

	Price Range
Fiscal Year 2015	High	Low
Quarter ending March 31, 2015	$38.99	$31.75
Quarter ending June 30, 2015	$39.77	$36.36
Quarter ending September 30, 2015	$38.76	$30.85
Quarter ending December 31, 2015	$38.49	$31.14

Fiscal Year 2014
Quarter ending March 31, 2014	$28.44	$25.47
Quarter ending June 30, 2014	$32.06	$25.84
Quarter ending September 30, 2014	$33.77	$29.51
Quarter ending December 31, 2014	$35.37	$27.49

The closing share price for our Class A common stock on December 31, 2015, as reported by the New York Stock Exchange, was $34.58. As of February 12, 2016, there were 65 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth and possibly reduce debt. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, acquisition or other opportunities to invest capital, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the credit agreement governing our revolving credit facility and senior secured term loan facilities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2010 and ending on December 31, 2015. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and two industry peer groups.

The comparison below assumes $100 was invested on December 31, 2010 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not necessarily indicative of future stock price performance.

The new industry peer group is comprised of Jones Lang LaSalle Incorporated (JLL), a global commercial real estate services company publicly traded in the United States, as well as the following companies that have significant commercial real estate or real estate capital markets businesses within the United States or globally, that in each case are publicly traded in the United States or abroad: BGC Partners (BGCP), which is the publicly traded parent of Newmark Grubb Knight Frank; Colliers International Group Inc. (CIGI), which was spun off from FirstService Corporation (FRSV) during 2015; HFF, L.P. (HF); Marcus & Millichap, Inc. (MMI), which was added to our peer group to replace Johnson Controls, Inc. (JCI) following our acquisition of the Global Workplace Solutions business from JCI in 2015; and Savills plc (SVS.L, traded on the London Stock Exchange). These companies are or include divisions with business lines reasonably comparable to some or all of ours, and which represent our current primary competitors. Our old peer group included FRSV, which was formerly the publicly traded parent of Colliers International before its spin off during 2015; and Johnson Controls, Inc. (JCI), which is no longer considered our peer after our acquisition of their Global Workplace Solutions business in 2015.

(1)	$100 invested on 12/31/10 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
(2)	Copyright© 2016 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
(3)	Old peer group contains companies with the following ticker symbols: BGCP, CIGI, HF, JCI, JLL, and SVS.L (London).
(4)	New peer group contains companies with the following ticker symbols: BGCP, CIGI, HF, JLL, MMI, and SVS.L (London).

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2015. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015 (1)	2014	2013	2012	2011 (2)
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$10,855,810	$9,049,918	$7,184,794	$6,514,099	$5,905,411
Operating income	835,944	792,254	616,128	585,081	462,862
Interest income	6,311	6,233	6,289	7,643	9,443
Interest expense	118,880	112,035	135,082	175,068	150,249
Write-off of financing costs on extinguished debt	2,685	23,087	56,295	—	—
Income from continuing operations	558,877	513,503	321,798	304,156	240,435
Income from discontinued operations, net of income taxes	—	—	26,997	631	49,890
Net income	558,877	513,503	348,795	304,787	290,325
Net income (loss) attributable to non-controlling interests	11,745	29,000	32,257	(10,768)	51,163
Net income attributable to CBRE Group, Inc.	547,132	484,503	316,538	315,555	239,162
Income Per Share (3):
Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.64	$1.47	$0.95	$0.97	$0.73
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01	0.01	0.02

Net income attributable to CBRE Group, Inc.	$1.64	$1.47	$0.96	$0.98	$0.75

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.63	$1.45	$0.94	$0.96	$0.72
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01	0.01	0.02

Net income attributable to CBRE Group, Inc.	$1.63	$1.45	$0.95	$0.97	$0.74

Weighted average shares:
Basic	332,616,301	330,620,206	328,110,004	322,315,576	318,454,191
Diluted	336,414,856	334,171,509	331,762,854	327,044,145	323,723,755

STATEMENTS OF CASH FLOWS DATA:
Net cash provided by operating activities	$651,897	$661,780	$745,108	$291,081	$361,219
Net cash used in investing activities	(1,618,959)	(151,556)	(464,994)	(197,671)	(480,255)
Net cash provided by (used in) financing activities	789,548	(232,069)	(866,281)	(100,689)	711,325

OTHER DATA:
EBITDA (4)	$1,297,335	$1,142,252	$982,883	$861,621	$693,261

	As of December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$540,403	$740,884	$491,912	$1,089,297	$1,093,182
Total assets (5)	11,017,943	7,568,010	6,998,414	7,809,542	7,219,143
Long-term debt, including current portion, net (5)	2,679,539	1,851,012	1,840,680	2,427,605	2,472,686
Notes payable on real estate, net (5)	38,258	41,445	130,472	326,012	372,912
Total liabilities (5)	8,258,873	5,266,612	5,062,408	6,127,730	5,801,980
Total CBRE Group, Inc. stockholders’ equity	2,712,652	2,259,830	1,895,785	1,539,211	1,151,481

Note:	We have not declared any cash dividends on common stock for the periods shown.

(1)	On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, closed on a Stock and Asset Purchase Agreement with Johnson Controls, Inc. (JCI) to acquire JCI’s Global Workplace Solutions (GWS) business (which we refer to as the GWS Acquisition). The results for the year ended December 31, 2015 include the operations of GWS from September 1, 2015, the date such business was acquired.
(2)	In 2011, we acquired the majority of the real estate investment management business of Netherlands-based ING Group N.V. (ING). The acquisitions included substantially all of ING’s Real Estate Investment Management (REIM) operations in Europe and Asia as well as substantially all of Clarion Real Estate Securities (CRES), its U.S.-based global real estate listed securities business (collectively referred to as ING REIM) along with certain CRES co-investments from ING and additional interests in other funds managed by ING REIM Europe and ING REIM Asia. On July 1, 2011, we completed the acquisition of CRES for $332.8 million and CRES co-investments from ING for an aggregate amount of $58.6 million. On October 3, 2011, we completed the acquisition of ING REIM Asia for $45.3 million and three ING REIM Asia co-investments from ING for an aggregate amount of $13.9 million. On October 31, 2011, we completed the acquisition of ING REIM Europe for $441.5 million and one co-investment from ING for $7.4 million. During the year ended December 31, 2012, we also funded nine additional co-investments for an aggregate amount of $34.5 million related to ING REIM Europe. The results for the year ended December 31, 2011 include the operations of CRES, ING REIM Asia and ING REIM Europe from July 1, 2011, October 3, 2011 and October 31, 2011, respectively, the dates each respective business was acquired.
(3)	See Income Per Share information in Note 15 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million and $14.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

We generally use EBITDA to evaluate operating performance and for other discretionary purposes, and we believe that this measure provides a more complete understanding of ongoing operations and enhances comparability of current results to prior periods. We further believe that investors may find EBITDA useful in evaluating our operating performance compared to that of other companies in our industry because EBITDA calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending. EBITDA may vary for different companies for reasons unrelated to overall operating performance.

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

EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income attributable to CBRE Group, Inc.	$547,132	$484,503	$316,538	$315,555	$239,162
Add:
Depreciation and amortization (i)	314,096	265,101	191,270	170,905	116,930
Non-amortizable intangible asset impairment	—	—	98,129	19,826	—
Interest expense (ii)	118,880	112,035	138,379	176,649	153,497
Write-off of financing costs on extinguished debt	2,685	23,087	56,295	—	—
Provision for income taxes (iii)	320,853	263,759	188,561	186,333	193,115
Less:
Interest income	6,311	6,233	6,289	7,647	9,443

EBITDA (iv)	$1,297,335	$1,142,252	$982,883	$861,621	$693,261

(i)	Includes depreciation and amortization related to discontinued operations of $0.9 million, $1.3 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(ii)	Includes interest expense related to discontinued operations of $3.3 million, $1.6 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $1.3 million, $1.0 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(iv)	Includes EBITDA related to discontinued operations of $7.9 million, $5.6 million and $14.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(5)	In the third quarter of 2015, we elected to early adopt the provisions of Accounting Standards Update (ASU) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of separately being recorded in other assets. As of December 31, 2014, deferred financing costs totaling $25.6 million have been reclassified from other assets and netted against the related debt liabilities to conform with the current year presentation. See Deferred Financing Costs discussion within Note 2 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report. Amounts for 2011, 2012 and 2013 have not been reclassified to conform with the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2015 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2015, excluding independent affiliates, we operated in more than 400 offices worldwide with more than 70,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on several competencies, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination, sales and servicing, and structured finance) real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. We have been included in the Fortune 500 since 2008 and among the Fortune Most Admired Companies in the real estate sector for four consecutive years. In 2015, we were ranked second among all companies on the Barron’s 500, which evaluates companies on growth and financial performance. Additionally, the International Association of Outsourcing Professionals (IAOP) has ranked us among the top few outsourcing service providers across all industries for five consecutive years.

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

Revenue Recognition

In order for us to recognize revenue, four basic criteria must be met:

•	existence of persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed and determinable; and

•	collectability is reasonably assured.

Our revenue recognition policies are consistent with these criteria. The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (i) at what point in time revenue is earned; (ii) whether contingencies exist that impact the timing of recognition of revenue; and (iii) how and when such contingencies will be resolved. The timing of revenue recognition could vary if different judgments were made. Our revenues subject to the most judgment are brokerage commission revenue and incentive-based management and development fees. For a detailed discussion of our revenue recognition policies, see the Revenue Recognition section within Note 2 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K (this Annual Report).

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

Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also impact our statement of operations and could impact the results of future asset impairment reviews.

We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment at least annually or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

During the year ended December 31, 2013, we recorded a non-amortizable intangible asset impairment of $98.1 million in our Global Investment Management segment. This non-cash write-off was related to a decrease in value of our open-end funds, primarily in Europe.

For additional information on goodwill and intangible asset impairment testing, see Notes 2, 5 and 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes,” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In November 2015, the FASB issued Accounting Standards Update, or ASU, 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). This ASU requires the offset of all deferred tax assets and liabilities, including valuation allowances, for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Entities may elect to use either a prospective or retrospective transition method. We elected to early adopt the provisions of ASU 2015-17 during the fourth quarter of 2015 and balance sheet amounts as of December 31, 2014 have been reclassified to conform with the current period presentation. As of December 31, 2014, $205.9 million of current deferred tax assets were reclassified to long term deferred tax assets.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2015 and 2014 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

Our foreign subsidiaries have accumulated $1.4 billion of undistributed earnings for which we have not recorded a deferred tax liability. Although tax liabilities might result from dividends being paid out of these earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and we do not have any plans to repatriate them or to sell or liquidate any of our non-U.S. subsidiaries. To the extent that we are able to repatriate earnings in a tax efficient manner, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. Determining our tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $315.5 million at December 31, 2015. In 2013, we repatriated $196.2 million. Tax benefits associated with the release of valuation allowances on foreign tax credits of $14.5 million and $4.9 million were recorded in 2013 and 2014, respectively.

See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information regarding income taxes.

New Accounting Pronouncements

See New Accounting Pronouncements section within Note 2 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Items Affecting Comparability

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth; interest rate levels and changes in interest rates; the cost and availability of credit; and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, will negatively affect the performance of our business.

Compensation is our largest expense and the sales and leasing professionals in our advisory services business generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our operations and our financial condition.

Commercial real estate markets have recovered over the past several years, along with the steady improvement in global economic activity, most particularly in the United States. Since 2010, increased U.S. property sales activity has been sustained by gradually improving market fundamentals, low-cost credit availability and increased global and domestic capital flows. During this time, U.S. leasing markets have been marked by increased demand for space, falling vacancies and higher rents.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth. Reflecting the macro environment, leasing markets in most of Europe were slow to recover, but improved significantly in 2015. Buoyed by low-cost credit and continued capital flows, Europe saw increased property sales activity in 2015, with higher volumes occurring across more markets, particularly on the continent.

In Asia Pacific, the performance of real estate leasing and investment markets has varied from country to country amid slowing economic growth. Strength in Australia has generally compensated for slower activity elsewhere in the region. In addition, increasingly, local capital has been migrating to other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. However, real estate equity securities markets were adversely affected in 2015 by investor concerns about rising interest rates.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth and strong job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

The Company historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, closed on a Stock and Asset Purchase Agreement (the Purchase Agreement) with Johnson Controls, Inc. (JCI) to acquire JCI’s Global Workplace Solutions (GWS) business (which we refer to as the GWS Acquisition). The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, paid in cash, with adjustments for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. We merged the acquired GWS business with our existing occupier outsourcing business line, and the new combined business adopted the “Global Workplace Solutions” name.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform within a region, or independent affiliates in which, in some cases, we held a small equity interest. During 2015, we completed eight in-fill acquisitions, including a Seattle-based leader in capital markets services for affordable housing, a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, a Chicago-based location data analytics firm, one of the leading retail real estate services firms in the midwestern United States, an advisory, consulting and research firm specializing in the Canadian hospitality and tourism industries and our former independent affiliate companies in Columbia, South Carolina, and Memphis, Tennessee. During 2014, we completed 11 in-fill acquisitions, including our former independent affiliate companies in Thailand, Greenville, South Carolina, Louisville, Kentucky and Oklahoma City and Tulsa, Oklahoma, a commercial real estate service provider in Chicago, a New York-based valuation and advisory business, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, a shopping center management, leasing and consulting company in Switzerland and project management companies in Germany and Australia.

Although we believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income. The adverse impact is a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2015, we have accrued deferred consideration totaling $79.7 million, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

International Operations

As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Global Investment Management business has a significant amount of euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which has recently seen more pronounced (and adverse) movement in the value of the euro against the U.S. dollar. Similarly, the GWS business also has a significant amount of its revenue and earnings denominated in foreign currencies, such as the British pound sterling and euro. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

During the year ended December 31, 2015, approximately 45% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Swiss franc. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
United States dollar	$5,991,826	55.2%	$5,027,479	55.6%	$4,359,277	60.7%
British pound sterling	1,861,199	17.1%	1,632,127	18.0%	634,375	8.8%
euro	1,071,666	9.9%	773,753	8.5%	677,258	9.4%
Australian dollar	360,284	3.3%	359,660	4.0%	322,792	4.5%
Canadian dollar	291,273	2.7%	319,670	3.5%	324,900	4.5%
Indian rupee	171,678	1.6%	135,139	1.5%	118,944	1.7%
Japanese yen	155,842	1.4%	168,574	1.9%	151,050	2.1%
Chinese yuan	152,771	1.4%	101,790	1.1%	102,643	1.4%
Singapore dollar	105,336	1.0%	89,343	1.0%	89,509	1.3%
Hong Kong dollar	85,052	0.8%	60,186	0.7%	60,867	0.8%
Swiss franc	70,415	0.7%	22,494	0.2%	24,332	0.3%
Mexican peso	68,429	0.6%	39,371	0.4%	28,688	0.4%
Brazilian real	65,844	0.6%	77,305	0.9%	91,895	1.3%
Other currencies	404,195	3.7%	243,027	2.7%	198,264	2.8%

Total revenue	$10,855,810	100.0%	$9,049,918	100.0%	$7,184,794	100.0%

For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the year ended December 31, 2015, the net impact would have been an increase in pre-tax income of $7.5 million. We estimate that had the euro-to-U.S. dollar exchange rates been 10% higher during the year ended December 31, 2015, the net impact would have been an increase in pre-tax income of $6.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars, without giving effect to our hedging activities, and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 8 of this Annual Report were net gains of $24.2 million and $5.3 million from foreign currency exchange forward contracts for the years ended December 31, 2015 and 2014, respectively.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. The net impact on our earnings resulting from gains and/or losses associated with these foreign currency exchange option and forward contracts has not been significant.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Revenue	$10,855,810	100.0%	$9,049,918	100.0%	$7,184,794	100.0%
Costs and expenses:
Cost of services	7,082,932	65.2	5,611,262	62.0	4,189,389	58.3
Operating, administrative and other	2,633,609	24.3	2,438,960	27.0	2,104,310	29.3
Depreciation and amortization	314,096	2.9	265,101	2.9	190,390	2.6
Non-amortizable intangible asset impairment	—	—	—	—	98,129	1.4

Total costs and expenses	10,030,637	92.4	8,315,323	91.9	6,582,218	91.6
Gain on disposition of real estate	10,771	0.1	57,659	0.7	13,552	0.2

Operating income	835,944	7.7	792,254	8.8	616,128	8.6
Equity income from unconsolidated subsidiaries	162,849	1.5	101,714	1.1	64,422	0.9
Other (loss) income	(3,809)	—	12,183	0.1	13,523	0.2
Interest income	6,311	—	6,233	0.1	6,289	0.1
Interest expense	118,880	1.1	112,035	1.2	135,082	1.9
Write-off of financing costs on extinguished debt	2,685	—	23,087	0.3	56,295	0.8

Income from continuing operations before provision for income taxes	879,730	8.1	777,262	8.6	508,985	7.1
Provision for income taxes	320,853	3.0	263,759	2.9	187,187	2.6

Income from continuing operations	558,877	5.1	513,503	5.7	321,798	4.5
Income from discontinued operations, net of income taxes	—	—	—	—	26,997	0.4

Net income	558,877	5.1	513,503	5.7	348,795	4.9
Less: Net income attributable to non-controlling interests	11,745	0.1	29,000	0.3	32,257	0.5

Net income attributable to CBRE Group, Inc.	$547,132	5.0%	$484,503	5.4%	$316,538	4.4%

EBITDA (1)	$1,297,335	12.0%	$1,142,252	12.6%	$982,883	13.7%

EBITDA, as adjusted (1)	$1,412,724	13.0%	$1,166,125	12.9%	$1,022,255	14.2%

(1)	Includes EBITDA related to discontinued operations of $7.9 million for the year ended December 31, 2013.

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for EBITDA, as adjusted (which we also refer to as “Normalized EBITDA”), further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, as well as certain carried interest incentive compensation expense. Neither EBITDA nor EBITDA, as adjusted, is a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use them in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of these measures may not be comparable to similarly titled measures of other companies.

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

EBITDA and EBITDA, as adjusted, are calculated as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income attributable to CBRE Group, Inc.	$547,132	$484,503	$316,538
Add:
Depreciation and amortization (1)	314,096	265,101	191,270
Non-amortizable intangible asset impairment	—	—	98,129
Interest expense (2)	118,880	112,035	138,379
Write-off of financing costs on extinguished debt	2,685	23,087	56,295
Provision for income taxes (3)	320,853	263,759	188,561
Less:
Interest income	6,311	6,233	6,289

EBITDA (4)	$1,297,335	$1,142,252	$982,883
Adjustments:
Cost containment expenses	40,439	—	17,621
Carried interest incentive compensation expense to match current period revenue	26,085	23,873	9,160
Integration and other acquisition related costs	48,865	—	12,591

EBITDA, as adjusted (4)	$1,412,724	$1,166,125	$1,022,255

(1)	Includes depreciation and amortization related to discontinued operations of $0.9 million for the year ended December 31, 2013.
(2)	Includes interest expense related to discontinued operations of $3.3 million for the year ended December 31, 2013.
(3)	Includes provision for income taxes related to discontinued operations of $1.3 million for the year ended December 31, 2013.
(4)	Includes EBITDA related to discontinued operations of $7.9 million for the year ended December 31, 2013.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We reported consolidated net income of $547.1 million for the year ended December 31, 2015 on revenue of $10.9 billion as compared to consolidated net income of $484.5 million on revenue of $9.0 billion for the year ended December 31, 2014.

Our revenue on a consolidated basis for the year ended December 31, 2015 increased by $1.8 billion, or 20.0%, as compared to the year ended December 31, 2014. This increase was in part due to contributions from the GWS Acquisition since September 1, 2015. Additionally, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 15.9%), as well as increased sales (up 17.9%) and leasing (up 11.5%) activity. An increase in global appraisal revenue (up 18.6%) and commercial mortgage brokerage activity in our Americas segment (up 28.5%) also contributed to the positive variance. Foreign currency translation had a $536.4 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, euro and Japanese yen during the year ended December 31, 2015 versus the year ended December 31, 2014.

Our cost of services on a consolidated basis increased by $1.5 billion, or 26.2%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. Lastly, we incurred $18.3 million of costs in connection with a project to eliminate costs to enhance margins going forward. These increases were partially offset by foreign currency translation, which had a $318.4 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased from 62.0% for the year ended December 31, 2014 to 65.2% for the year ended December 31, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 62.5% for the year ended December 31, 2015, compared to 62.0% for the year ended December 31, 2014.

Our operating, administrative and other expenses on a consolidated basis increased by $194.6 million, or 8.0%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher consulting, marketing and travel costs. Lastly, we incurred $22.1 million of costs in connection with the project to eliminate costs to enhance margins going forward. These increases were partially mitigated by an $8.6 million asset impairment charge incurred in our Americas segment in the prior year, which did not recur in the current year, and foreign currency movement. Foreign currency translation had a $162.3 million positive impact on total operating expenses during the year ended December 31, 2015 and there was an improvement of $20.7 million in foreign currency transaction activity over the prior year, much of which related to hedging activities. Operating expenses as a percentage of revenue decreased from 27.0% for the year ended December 31, 2014 to 24.3% for the year ended December 31, 2015, partially due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 25.7% for the year ended December 31, 2015 as compared to 27.0% for the year ended December 31, 2014, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $49.0 million, or 18.5%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the GWS Acquisition as well as increased amortization expense associated with mortgage servicing rights. A rise in depreciation expense during the year ended December 31, 2015 driven by technology-related capital expenditures also contributed to the increase.

Our gain on disposition of real estate on a consolidated basis was $10.8 million for the year ended December 31, 2015 compared to $57.7 million for the year ended December 31, 2014. These gains resulted from activity within our Global Investment Management and Development Services segments.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $61.1 million, or 60.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our other loss on a consolidated basis was $3.8 million for the year ended December 31, 2015 compared to other income on a consolidated basis of $12.2 million for the year ended December 31, 2014. This activity primarily relates to net realized and unrealized gains and losses attributable to co-investments in our real estate securities business.

Our consolidated interest income was $6.3 million for the year ended December 31, 2015 versus $6.2 million for the year ended December 31, 2014.

Our consolidated interest expense increased by $6.8 million, or 6.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by higher interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015 as well as the 5.25% senior notes issued in September 2014 and December 2014 of $300.0 million and $125.0 million, respectively. These increases were partially offset by lower interest expense associated with $350.0 million of 6.625% senior notes, which were redeemed in full in October 2014, as well as lower interest expense due to a decrease in notes payable on real estate in the current year.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.7 million for the year ended December 31, 2015 compared to $23.1 million for the year ended December 31, 2014. The costs incurred during the current year included the write-off of $1.7 million of unamortized deferred financing costs associated with our credit agreement dated March 28, 2013, as amended (our 2013 Credit Agreement), and $1.0 million of fees incurred in connection with our amended and restated credit agreement dated January 9, 2015, as amended (our 2015 Credit Agreement). The costs incurred in the prior year primarily related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs. See Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for more information on such credit agreements.

Our provision for income taxes on a consolidated basis was $320.9 million for the year ended December 31, 2015 compared to $263.8 million for the year ended December 31, 2014. This increase was driven by the significant growth in pre-tax income during the year ended December 31, 2015. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, increased to 37.0% for the year ended December 31, 2015 compared to 35.3% for the year ended December 31, 2014. This increase was largely due to the reversal of accrued taxes, interest and penalties related to settled positions, which had a favorable impact on the 2014 effective tax rate and did not recur in 2015.

Our net income attributable to non-controlling interests on a consolidated basis was $11.7 million for the year ended December 31, 2015 as compared to $29.0 million for the year ended December 31, 2014. This activity primarily reflects our non-controlling interests’ share of income within our Global Investment Management and Development Services segments.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

We reported consolidated net income of $484.5 million for the year ended December 31, 2014 on revenue of $9.0 billion as compared to consolidated net income of $316.5 million on revenue of $7.2 billion for the year ended December 31, 2013.

Our revenue on a consolidated basis for the year ended December 31, 2014 increased by $1.9 billion, or 26.0%, as compared to the year ended December 31, 2013. This increase was in part due to contributions from our acquisition of Norland Managed Services Ltd in 2013 (the Norland Acquisition). However, the revenue increase also reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the Norland Acquisition, up 15.8%), increased sales (up 19.7%) and leasing (up 16.2%) activity. Foreign currency translation had a $53.5 million negative impact on total revenue during the year ended December 31, 2014, primarily driven by weakness in the Australian dollar, Brazilian real, Canadian dollar, Indian rupee and Japanese yen, partially offset by strength in the British pound sterling, during the year ended December 31, 2014 versus the year ended December 31, 2013.

Our cost of services on a consolidated basis increased by $1.4 billion, or 33.9%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the Norland Acquisition. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. Foreign currency translation had a $35.3 million positive impact on cost of services during the year ended December 31, 2014. Cost of services as a percentage of revenue increased from 58.3% for the year ended December 31, 2013 to 62.0% for the year ended December 31, 2014, largely due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 59.4% for the year ended December 31, 2014, compared to 58.3% for the year ended December 31, 2013.

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

Our gain on disposition of real estate on a consolidated basis was $57.7 million for the year ended December 31, 2014 as compared to $13.6 million for the year ended December 31, 2013. These gains resulted from activity within our Global Investment Management and Development Services segments. The increase over the prior-year period is largely due to our adoption of ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective January 1, 2014 and as a result, no longer reporting discontinued operations in the ordinary course of our business. Prior to January 1, 2014, if in the ordinary course of business we disposed of real estate assets, or held real estate assets for sale, that were considered components of an entity in accordance with Topic 360, and if we did not have, or expect to have, significant continuing involvement with the operation of these real estate assets after disposition, we were required to recognize operating profits or losses and gains or losses on disposition of these assets as discontinued operations in our consolidated statements of operations in the periods in which they occurred.

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

Our write-off of financing costs on extinguished debt on a consolidated basis was $23.1 million for the year ended December 31, 2014 as compared to $56.3 million for the year ended December 31, 2013. The write-off in 2014 related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs. The write-off in 2013 primarily related to costs associated with the redemption in full of our 11.625% senior subordinated notes, including a $26.2 million early extinguishment premium and the write-off of $16.1 million of unamortized original issue discount and previously deferred financing costs. In addition, during the year ended December 31, 2013, we wrote-off $10.4 million of unamortized deferred financing costs associated with a previous credit agreement and incurred fees of $3.6 million in connection with its replacement credit agreement and 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $263.8 million for the year ended December 31, 2014 as compared to $187.2 million for the year ended December 31, 2013. This increase was driven by the significant growth in pre-tax income during the year ended December 31, 2014. Our effective tax rate from continuing operations, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 35.3% for the year ended December 31, 2014 as compared to 37.3% for the year ended December 31, 2013. This decrease was largely due to a favorable change in our mix, with 71% of our earnings, after removing the portion attributable to non-controlling interests, from the United States in 2013 as compared to 68% in 2014, partially due to the Norland Acquisition. Additionally, during the year ended December 31, 2014, we reversed accrued taxes, interest and penalties related to settled positions, which had a positive impact on the 2014 effective tax rate. These favorable items were partially offset by a reduction in foreign income tax credit benefits.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Americas
Revenue	$6,189,913	100.0%	$5,203,766	100.0%	$4,504,520	100.0%
Costs and expenses:
Cost of services	4,116,257	66.5	3,398,443	65.3	2,911,168	64.6
Operating, administrative and other	1,257,310	20.3	1,111,091	21.4	1,008,518	22.4
Depreciation and amortization	198,908	3.2	149,214	2.8	116,564	2.6

Operating income	$617,438	10.0%	$545,018	10.5%	$468,270	10.4%

EBITDA (1)	$836,370	13.5%	$725,559	13.9%	$603,191	13.4%

EMEA
Revenue	$3,004,484	100.0%	$2,344,252	100.0%	$1,217,109	100.0%
Costs and expenses:
Cost of services	2,205,550	73.4	1,605,859	68.5	721,461	59.3
Operating, administrative and other	624,924	20.8	582,182	24.8	425,189	34.9
Depreciation and amortization	68,370	2.3	64,628	2.8	20,496	1.7

Operating income	$105,640	3.5%	$91,583	3.9%	$49,963	4.1%

EBITDA (1)	$176,321	5.9%	$158,424	6.8%	$71,267	5.9%

Asia Pacific
Revenue	$1,135,070	100.0%	$967,777	100.0%	$872,821	100.0%
Costs and expenses:
Cost of services	761,125	67.1	606,960	62.7	556,760	63.8
Operating, administrative and other	286,706	25.3	272,946	28.2	245,251	28.1
Depreciation and amortization	15,580	1.3	14,661	1.5	12,397	1.4

Operating income	$71,659	6.3%	$73,210	7.6%	$58,413	6.7%

EBITDA (1)	$87,059	7.7%	$87,871	9.1%	$70,795	8.1%

Global Investment Management
Revenue	$460,700	100.0%	$468,941	100.0%	$537,102	100.0%
Costs and expenses:
Operating, administrative and other	349,324	75.8	373,977	79.7	352,395	65.6
Depreciation and amortization	29,020	6.3	32,802	7.0	36,194	6.7
Non-amortizable intangible asset impairment	—	—	—	—	98,129	18.3
Gain on disposition of real estate	—	—	23,028	4.9	—	—

Operating income	$82,356	17.9%	$85,190	18.2%	$50,384	9.4%

EBITDA (1) (2)	$105,284	22.9%	$96,262	20.5%	$194,609	36.2%

Development Services
Revenue	$65,643	100.0%	$65,182	100.0%	$53,242	100.0%
Costs and expenses:
Operating, administrative and other	115,345	175.7	98,764	151.5	72,957	137.0
Depreciation and amortization	2,218	3.4	3,796	5.8	4,739	8.9
Gain on disposition of real estate	10,771	16.4	34,631	53.1	13,552	25.4

Operating loss	$(41,149)	(62.7)%	$(2,747)	(4.2)%	$(10,902)	(20.5)%

EBITDA (1) (3)	$92,301	140.6%	$74,136	113.7%	$43,021	80.8%

(1)	See Note 18 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for a reconciliation of segment EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP (which is segment net income (loss) attributable to CBRE Group, Inc.), as well as for an explanation of this non-GAAP financial measure.
(2)	Includes EBITDA related to discontinued operations of $1.4 million for the year ended December 31, 2013.
(3)	Includes EBITDA related to discontinued operations of $6.5 million for the year ended December 31, 2013.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Americas

Revenue increased by $986.1 million, or 19.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was in part due to contributions from the GWS Acquisition. Additionally, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 11.8%), as well as improved sales, leasing, commercial mortgage brokerage and appraisal activity. Foreign currency translation had an $85.6 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the Brazilian real and Canadian dollar when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014.

Cost of services increased by $717.8 million, or 21.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. This increase was also due to higher commission expense resulting from improved sales and lease transaction revenue. Additionally, higher salaries and related costs due to increased headcount (in part due to in-fill acquisitions) also contributed to the increase. Foreign currency translation had a $52.8 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased to 66.5% for the year ended December 31, 2015 compared to 65.3% for the year ended December 31, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 65.2% for the year ended December 31, 2015, compared to 65.3% for the year ended December 31, 2014.

Operating, administrative and other expenses increased by $146.2 million, or 13.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher consulting, marketing and travel costs. These increases were partially mitigated by an $8.6 million asset impairment charge incurred in our Americas segment in the prior year, which did not recur in the current year, and foreign currency movement. Foreign currency translation had a $24.5 million positive impact on total operating expenses during the year ended December 31, 2015 and there was an improvement of $19.1 million in foreign currency transaction activity over the prior year, some of which related to hedging activities.

EMEA

Revenue increased by $660.2 million, or 28.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was largely due to contributions from the GWS Acquisition. In addition, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition up 20.3%) as well as improved sales, leasing and appraisal activity. The increase in revenue was partially offset by foreign currency translation, which had a $291.6 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014.

Cost of services increased by $599.7 million, or 37.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. Additionally, we incurred $9.7 million of costs in connection with the project to eliminate costs to enhance margins going forward. These increases were partially reduced by foreign currency translation, which had a $192.9 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased to 73.4% for the year ended December 31, 2015 from 68.5% for the year ended December 31, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 69.0% for the year ended December 31, 2015, compared to 68.5% for the year ended December 31, 2014.

Operating, administrative and other expenses increased by $42.7 million, or 7.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by higher payroll-related costs (including bonuses) in the current year as well as costs associated with the GWS Acquisition. Additionally, we incurred $10.3 million of costs in connection with the project to eliminate costs to enhance margins going forward. These items were partially offset by foreign currency translation, which had a $78.6 million positive impact on total operating expenses during the year ended December 31, 2015.

Asia Pacific

Revenue increased by $167.3 million, or 17.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Contributions from the GWS Acquisition in the current year as well as our acquisition of our former affiliate in Thailand in June 2014 drove the current year increase. The revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 25.4%) as well as improved sales, leasing and appraisal activity. The overall increase was largely muted by foreign currency translation, which had a $120.7 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the Australian dollar and Japanese yen when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014.

Cost of services increased by $154.2 million, or 25.4%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, driven by higher costs associated with our property and facilities management businesses, including the GWS Acquisition. Also contributing to the variance was increased commission expense resulting from higher transaction revenue as well as $7.0 million of costs incurred in the current year in connection with the project to eliminate costs to enhance margins going forward. These increases were partially offset by foreign currency translation, which had a $72.7 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased to 67.1% for the year ended December 31, 2015 as compared to 62.7% for the year ended December 31, 2014, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 64.1% for the year ended December 31, 2015, compared to 62.7% for the year ended December 31, 2014, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin, being a higher percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $13.8 million, or 5.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by higher payroll-related costs (including bonuses) as well as $4.4 million of costs incurred in the current year in connection with the project to eliminate costs to enhance margins going forward. The increase was also partly driven by costs associated with the GWS Acquisition. These increases were largely offset by foreign currency translation, which had a $32.9 million positive impact on total operating expenses during the year ended December 31, 2015.

Global Investment Management

Revenue decreased by $8.2 million, or 1.8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by foreign currency translation, which had a $38.5 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014. Higher carried interest revenue was more than offset by lower asset management, disposition and acquisition fees in the current year.

Operating, administrative and other expenses decreased by $24.7 million, or 6.6%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by foreign currency translation, which had a $26.3 million positive impact on total operating expenses during the year ended December 31, 2015.

A rollforward of our AUM by product type for the year ended December 31, 2015 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Consolidated
Balance at January 1, 2015	$28.8	$37.0	$24.8	$90.6
Inflows	5.7	6.3	3.6	15.6
Outflows	(6.2)	(4.7)	(7.3)	(18.2)
Market appreciation (depreciation)	—	1.3	(0.3)	1.0

Balance at December 31, 2015	$28.3	$39.9	$20.8	$89.0

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

Development Services

Revenue was relatively consistent at $65.6 million for the year ended December 31, 2015 as compared to $65.2 million for the year ended December 31, 2014.

Operating, administrative and other expenses increased by $16.6 million, or 16.8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by higher bonuses in the current year as a result of significantly improved operating performance due to property sales.

As of December 31, 2015, development projects in process totaled $6.7 billion, up $1.3 billion from the end of 2014, and the inventory of pipeline deals totaled $3.6 billion, down $0.4 billion from year-end 2014.

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

Cost of services increased by $884.4 million, or 122.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the Norland Acquisition. Foreign currency translation had a $12.3 million negative impact on cost of services during the year ended December 31, 2014. Cost of services as a percentage of revenue increased to 68.5% for the year ended December 31, 2014 from 59.3% for the year ended December 31, 2013, mainly due to the Norland Acquisition. Excluding activity associated with Norland, cost of services as a percentage of revenue was 57.6% for the year ended December 31, 2014, an improvement over the 59.3% of revenue recorded for the year ended December 31, 2013, primarily driven by higher transaction revenue during 2014 in certain countries that have a significant fixed cost compensation structure.

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

Cost of services increased by $50.2 million, or 9.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, driven by increased commission expense resulting from higher sales and lease transaction revenue as well as a concentration of commissions among higher producing professionals in Australia and Japan. Higher salaries and related costs associated with our property and facilities management contracts also contributed to an increase in cost of services during the year ended December 31, 2014. Foreign currency translation had a $26.7 million positive impact on cost of services during the year ended December 31, 2014. Cost of services as a percentage of revenue decreased to 62.7% for the year ended December 31, 2014 from 63.8% for the year ended December 31, 2013, primarily driven by higher transaction revenue during 2014 in certain countries that have a significant fixed cost compensation structure.

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

Global Investment Management

Revenue decreased by $68.2 million, or 12.7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily driven by reduced carried interest revenue. Lower asset management fees, which reflect the sale of assets in 2013 to harvest gains for fund investors (which generated the carried interest in 2013), lower fees on some AUM in EMEA, and our exiting the management of a private REIT, also contributed to the decline during the year ended December 31, 2014. These reductions were partially offset by higher acquisition fees during the year ended December 31, 2014 as well as foreign currency translation, which had a $4.5 million positive impact on total revenue during the year ended December 31, 2014.

Operating, administrative and other expenses increased by $21.6 million, or 6.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to higher carried interest expense incurred in 2014. Foreign currency translation also had a $2.7 million negative impact on total operating expenses during the year ended December 31, 2014. These increases were partially offset by lower costs due to the sale of assets and internalization of the management of the private REIT discussed above.

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

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2016 include up to approximately $195 million of anticipated capital expenditures, net of tenant concessions. As of December 31, 2015, we are committed to fund $29.6 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of December 31, 2015, we had aggregate commitments of $12.8 million to fund future co-investments in our Global Investment Management business, $8.8 million of which is expected to be funded in 2016.

On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, closed on a Purchase Agreement with JCI to acquire the GWS business of JCI. The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, payable in cash, with adjustments for working capital and other items. We financed the transaction with (i) a new issuance in August 2015 of $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026; (ii) borrowings in September 2015 of $400.0 million in aggregate principal amount of new tranche B-1 and tranche B-2 term loan facilities under our 2015 Credit Agreement; (iii) borrowings under our existing revolving credit facility under our 2015 Credit Agreement; and (iv) cash on hand.

We also completed financing transactions in March 2013, September 2014 and December 2014. In each instance, we took advantage of market conditions to refinance our debt. In addition, in January 2015, we entered into an amended and restated credit agreement providing for a $500.0 million tranche A term loan facility and a $2.6 billion revolving credit facility. As noted above, in September 2015, we added new tranche B-1 and tranche B-2 term loan facilities under this same credit agreement and borrowed an additional $400.0 million. We historically have not sought external sources of financing and have relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements. In the absence of extraordinary events or a large strategic acquisition, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may again seek to take advantage of market opportunities to refinance existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive.

As evidenced above, from time to time we consider potential strategic acquisitions. We believe that any future significant acquisitions that we may make could require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms, or at all, in the future if we decide to make any further significant acquisitions.

Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are generally comprised of two elements. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If our cash flow is insufficient, then we expect that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments would be available on attractive terms, if at all.

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2015 and 2014, we had accrued $79.7 million and $125.2 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $651.9 million for the year ended December 31, 2015, a decrease of $9.9 million as compared to the year ended December 31, 2014. The decrease in cash provided by operating activities was primarily due to higher bonuses and commissions paid during the year ended December 31, 2015 as well as an increase in real estate held for development during the year ended December 31, 2015. These items were partially offset by lower net payments to vendors and lower income taxes paid during the year ended December 31, 2015 as well as improved collections of receivables and operating performance in the current year.

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

Investing Activities

Net cash used in investing activities totaled $1.6 billion for the year ended December 31, 2015, an increase of $1.5 billion as compared to the year ended December 31, 2014. This variance was primarily driven by amounts paid for the acquisition of the Global Workplace Solutions business during the year ended December 31, 2015.

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

Financing Activities

Net cash provided by financing activities totaled $789.5 million for the year ended December 31, 2015, as compared to net cash used in financing activities of $232.1 million for the year ended December 31, 2014. This variance was primarily due to proceeds received from the issuance of $600.0 million of 4.875% senior notes in August 2015 and lower net repayments under our revolving credit facility during the year ended December 31, 2015. Also contributing to the increase was the establishment of $900.0 million of new senior term loan facilities under our 2015 Credit Agreement, partially offset by repayment of $645.6 million of senior term loans under our 2013 Credit Agreement, both of which occurred during the year ended December 31, 2015. The net proceeds from the issuance of 5.25% senior notes and the redemption of $350.0 million of 6.625% senior notes during the year ended December 31, 2014 partially reduced the overall cash used in financing activities during 2014.

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

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Total gross long-term debt (1)	$2,713,188	$34,428	$101,886	$664,124	$1,912,750
Short-term borrowings (2)	1,750,797	1,750,797	—	—	—
Operating leases (3)	1,182,320	206,581	344,877	243,362	387,500
Defined benefit pension liability (4)	72,035	—	—	—	72,035
Total gross notes payable on real estate (non recourse) (5)	39,307	4,944	13,178	14,181	7,004
Deferred purchase consideration (6)	79,684	13,605	43,406	22,673	—

Total Contractual Obligations	$5,837,331	$2,010,355	$503,347	$944,340	$2,379,289

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in thousands)
Letters of credit (3)	$43,971	$43,971	$—	$—	$—
Guarantees (3) (7)	40,572	40,572	—	—	—
Co-investments (3) (8)	42,411	38,469	1,445	—	2,497
Tax liabilities (9)	41,115	647	40,468	—	—
Other (10)	73,825	73,825	—	—	—

Total Other Commitments	$241,894	$197,484	$41,913	$—	$2,497

(1)	Reflects gross outstanding long-term debt balances expected to be paid at maturity, excluding unamortized discount, premium and deferred financing costs. See Note 10 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (dollars in thousands): 2016 – $104,523; 2017 to 2018 – $207,394; 2019 to 2020 – $203,100 and thereafter – $335,641.
(2)	Primarily represents our warehouse lines of credit, which are recourse only to our wholly-owned subsidiary CBRE Capital Markets, Inc. and are secured by our related warehouse receivables. See Note 10 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	See Note 11 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)	See Note 12 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. These obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable. An undeterminable portion of this amount will be paid in years one through five.

(5)	Figures do not include scheduled interest payments. The notes have either fixed or variable interest rates, ranging from 2.74% to 10.0% at December 31, 2015.
(6)	Represents deferred obligations related to previous acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2015 set forth in Item 8 of this Annual Report.
(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events, including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Includes $12.8 million related to our Global Investment Management segment, $8.8 million of which is expected to be funded in 2016 and $29.6 million related to our Development Services segment (callable at any time).
(9)	As of December 31, 2015, our current and non-current tax liabilities, including interest and penalties, totaled $89.3 million. Of this amount, we can reasonably estimate that $0.6 million will require cash settlement in less than one year and $40.5 million will require cash settlement in one to three years. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $48.2 million.
(10)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets at December 31, 2015 set forth in Item 8 of this Annual Report. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

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

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 28, 2013, we entered into our 2013 Credit Agreement with a syndicate of banks led by Credit Suisse AG, or CS, as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, we entered into our 2015 Credit Agreement with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the balance on our revolving credit facility under the 2013 Credit Agreement. On September 3, 2015, we entered into an incremental assumption agreement with a syndicate of banks jointly led by Wells Fargo Securities, LLC and CS to establish new tranche B-1 and tranche B-2 term loan facilities under the 2015 Credit Agreement in an aggregate principal amount of $400.0 million.

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. The 2015 Credit Agreement currently provides for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022. For additional information on our Credit Agreements, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with the “Derivatives and Hedging” Topic of the FASB ASC (Topic 815). The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. As of December 31, 2015 and 2014, the fair values of such interest rate swap agreements were reflected as a $21.5 million liability and a $26.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

On August 13, 2015, CBRE Services, Inc., or CBRE, our wholly-owned subsidiary, issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1.

In July 2015, we entered into three interest rate swap agreements with an aggregate notional amount of $300.0 million, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with Topic 815. We structured these swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates prior to us issuing the 4.875% senior notes. In August 2015, we elected to terminate these agreements and paid a $6.2 million cash settlement, which has been recorded to accumulated other comprehensive loss in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report. This settlement fee is being amortized to interest expense throughout the remaining term of the terminated hedge transaction until August 2025.

On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15.

Our 2015 Credit Agreement and the indentures governing our 4.875% senior notes, 5.25% senior notes and 5.00% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 11.81x for the year ended December 31, 2015, and our leverage ratio of total debt less available cash to EBITDA was 1.45x as of December 31, 2015. We may from time to time explore opportunities to refinance or reduce our outstanding debt under our 2015 Credit Agreement and under our 4.875% senior notes, 5.00% senior notes and 5.25% senior notes.

On October 8, 2010, CBRE issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture. In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. Such charges were included in the write-off of financing costs on extinguished debt for the year ended December 31, 2014 in the accompanying consolidated statements of operations set forth in Item 8 of this Annual Report.

On June 18, 2009, CBRE issued $450.0 million in aggregate principal amount of 11.625% senior subordinated notes due June 15, 2017 for approximately $435.9 million, net of discount. As permitted by the indenture governing these notes, on June 15, 2013, we redeemed all of the 11.625% senior subordinated notes.

For additional information on all of our long-term debt, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Our wholly-owned subsidiary, CBRE Capital Markets, Inc. has the following warehouse lines of credit: i) credit agreements with JP Morgan Chase Bank, N.A., Bank of America, TD Bank, N.A. and Capital One, N.A. for the purpose of funding mortgage loans that will be resold; and ii) a funding arrangement with Federal National Mortgage Association, or Fannie Mae, for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. For more information on these warehouse lines, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

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

Exchange Rates

Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. See discussion of international operations, which is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “International Operations” and is incorporated by reference herein.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. We enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. See discussion of our interest rate swap agreements, which is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Indebtedness” and is incorporated by reference herein.

The estimated fair value of our senior term loans was approximately $878.6 million at December 31, 2015. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $802.6 million, $598.8 million and $430.4 million, respectively, at December 31, 2015.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at December 31, 2015, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $4.9 million on pre-tax income and a decrease of $4.9 million in cash provided by operating activities for the year ended December 31, 2015.

We also have $38.3 million of notes payable on real estate, net of unamortized debt issuance costs, as of December 31, 2015. These notes have interest rates ranging from 2.74% to 10.0% with maturity dates extending through October 2023. Interest costs relating to notes payable on real estate include both interest that is expensed and interest that is capitalized as part of the cost of real estate. If interest rates were to increase 100 basis points, our total estimated interest cost related to notes payable would increase by approximately $0.2 million for the year ended December 31, 2015. From time to time, we enter into interest rate swap and cap agreements in order to limit our interest expense related to our notes payable on real estate. If any of these agreements are not designated as effective hedges, then they are marked to market each period with the change in fair value recognized in current period earnings. The net impact on our earnings resulting from gains and/or losses on interest rate swap and cap agreements associated with notes payable on real estate has not been significant.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. Topic 815 requires that these commitments be recorded at their fair values as derivatives. The net impact on our financial position and earnings resulting from gains and/or losses associated with these loan commitments has not been significant.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CBRE Group, Inc.:

We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

CBRE Group, Inc. acquired the Global Workplace Solutions business during 2015 (the Acquired Business) as defined in Note 3 to the consolidated financial statements, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, the Acquired Business’s internal control over financial reporting associated with total assets of $2.3 billion and total revenues of $982.0 million included in the consolidated financial statements of CBRE Group, Inc. and subsidiaries as of December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBRE Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CBRE Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 17 to the consolidated financial statements, effective January 1, 2014, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Los Angeles, California

February 29, 2016

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$540,403	$740,884
Restricted cash	72,764	28,090
Receivables, less allowance for doubtful accounts of $46,606 and $41,831 at December 31, 2015 and 2014, respectively	2,471,740	1,736,229
Warehouse receivables	1,767,107	506,294
Income taxes receivable	59,331	65,840
Prepaid expenses	172,922	142,719
Other current assets	220,956	151,713

Total Current Assets	5,305,223	3,371,769
Property and equipment, net	529,823	497,926
Goodwill	3,085,997	2,333,821
Other intangible assets, net of accumulated amortization of $589,236 and $463,400 at December 31, 2015 and 2014, respectively	1,450,469	802,360
Investments in unconsolidated subsidiaries	217,943	218,280
Deferred tax assets, net	135,252	99,235
Other assets, net	293,236	244,619

Total Assets	$11,017,943	$7,568,010

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,484,119	$827,530
Compensation and employee benefits payable	705,070	623,814
Accrued bonus and profit sharing	866,894	788,858
Income taxes payable	82,194	53,131
Short-term borrowings:
Warehouse lines of credit	1,750,781	501,185
Revolving credit facility	—	4,840
Other	16	25

Total short-term borrowings	1,750,797	506,050
Current maturities of long-term debt	34,428	42,407
Other current liabilities	70,655	86,975

Total Current Liabilities	4,994,157	2,928,765
Long-term debt, net of current maturities	2,645,111	1,808,605
Deferred tax liabilities, net	100,361	42,602
Non-current tax liabilities	88,667	46,003
Other liabilities	430,577	440,637

Total Liabilities	8,258,873	5,266,612

Commitments and contingencies	—	—

Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 334,230,496 and 332,991,031 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,342	3,330
Additional paid-in capital	1,106,758	1,039,425
Accumulated earnings	2,088,227	1,541,095
Accumulated other comprehensive loss	(485,675)	(324,020)

Total CBRE Group, Inc. Stockholders’ Equity	2,712,652	2,259,830
Non-controlling interests	46,418	41,568

Total Equity	2,759,070	2,301,398

Total Liabilities and Equity	$11,017,943	$7,568,010

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$10,855,810	$9,049,918	$7,184,794
Costs and expenses:
Cost of services	7,082,932	5,611,262	4,189,389
Operating, administrative and other	2,633,609	2,438,960	2,104,310
Depreciation and amortization	314,096	265,101	190,390
Non-amortizable intangible asset impairment	—	—	98,129

Total costs and expenses	10,030,637	8,315,323	6,582,218
Gain on disposition of real estate	10,771	57,659	13,552

Operating income	835,944	792,254	616,128
Equity income from unconsolidated subsidiaries	162,849	101,714	64,422
Other (loss) income	(3,809)	12,183	13,523
Interest income	6,311	6,233	6,289
Interest expense	118,880	112,035	135,082
Write-off of financing costs on extinguished debt	2,685	23,087	56,295

Income from continuing operations before provision for income taxes	879,730	777,262	508,985
Provision for income taxes	320,853	263,759	187,187

Income from continuing operations	558,877	513,503	321,798
Income from discontinued operations, net of income taxes	—	—	26,997

Net income	558,877	513,503	348,795
Less: Net income attributable to non-controlling interests	11,745	29,000	32,257

Net income attributable to CBRE Group, Inc.	$547,132	$484,503	$316,538

Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.64	$1.47	$0.95
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01

Net income attributable to CBRE Group, Inc.	$1.64	$1.47	$0.96

Weighted average shares outstanding for basic income per share	332,616,301	330,620,206	328,110,004

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.63	$1.45	$0.94
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	0.01

Net income attributable to CBRE Group, Inc.	$1.63	$1.45	$0.95

Weighted average shares outstanding for diluted income per share	336,414,856	334,171,509	331,762,854

Amounts attributable to CBRE Group, Inc. shareholders
Income from continuing operations, net of tax	$547,132	$484,503	$314,229
Income from discontinued operations, net of tax	—	—	2,309

Net income	$547,132	$484,503	$316,538

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$558,877	$513,503	$348,795
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(164,350)	(148,589)	7,390
Fees associated with termination of interest rate swaps, net of $2,244 income tax benefit for the year ended December 31, 2015	(3,908)	—	—
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of $4,411, $4,710 and $4,695 income tax expense for the years ended December 31, 2015, 2014 and 2013, respectively	7,680	7,279	7,151
Unrealized (losses) gains on interest rate swaps and interest rate caps, net of $2,358 and $3,825 income tax benefit and $2,862 income tax expense for the years ended December 31, 2015, 2014 and 2013, respectively	(4,107)	(5,927)	4,361
Unrealized holding (losses) gains on available for sale securities, net of $405 and $614 income tax benefit and $756 income tax expense for the years ended December 31, 2015, 2014, and 2013, respectively	(705)	(941)	1,151
Pension liability adjustments, net of $773 income tax expense and $7,589 and $1,409 income tax benefit for the years ended December 31, 2015, 2014 and 2013, respectively	3,741	(30,355)	(5,638)
Other, net	3	549	3,720

Total other comprehensive (loss) income	(161,646)	(177,984)	18,135

Comprehensive income	397,231	335,519	366,930
Less: Comprehensive income attributable to non-controlling interests	11,754	28,913	31,471

Comprehensive income attributable to CBRE Group, Inc.	$385,477	$306,606	$335,459

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$558,877	$513,503	$348,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,096	265,101	191,270
Amortization and write-off of financing costs on extinguished debt	12,311	13,155	28,871
Amortization of debt discount	—	—	9,477
Non-amortizable intangible asset impairment	—	—	98,129
Write-down of impaired other assets	—	8,615	—
Gain on sale of loans, servicing rights and other assets	(140,828)	(95,636)	(93,613)
Net realized and unrealized losses (gains) from investments	3,809	(11,237)	(13,523)
Gain on disposition of real estate held for investment	(8,573)	(28,005)	(18,698)
Equity income from unconsolidated subsidiaries	(162,849)	(101,714)	(64,422)
Provision for doubtful accounts	10,211	8,165	9,579
Deferred income taxes	(14,935)	(28,469)	(11,591)
Compensation expense related to equity awards	74,709	59,757	48,429
Incremental tax benefit from stock options exercised	(2,277)	(1,218)	(9,891)
Distribution of earnings from unconsolidated subsidiaries	36,630	27,903	33,302
Tenant concessions received	7,861	18,343	14,627
Purchase of trading securities	(85,707)	(71,021)	(137,311)
Proceeds from sale of trading securities	78,798	74,237	191,121
Proceeds from securities sold, not yet purchased	16,014	2,271	52,472
Securities purchased to cover short sales	(13,147)	(453)	(110,588)
Increase in receivables	(231,979)	(307,979)	(76,946)
Increase in prepaid expenses and other assets	(84,997)	(47,015)	(33,355)
(Increase) decrease in real estate held for sale and under development	(16,003)	47,276	168,133
Increase in accounts payable and accrued expenses	177,567	31,526	40,200
Increase in compensation and employee benefits payable and accrued bonus and profit sharing	115,805	344,987	102,439
Decrease (increase) in income taxes receivable/payable	43,085	(43,194)	3,077
(Decrease) increase in other liabilities	(15,543)	589	(6,808)
Other operating activities, net	(21,038)	(17,707)	(18,067)

Net cash provided by operating activities	651,897	661,780	745,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(139,464)	(171,242)	(156,358)
Acquisition of Global Workplace Solutions (GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(1,421,663)	—	—
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(161,106)	(147,057)	(504,147)
Contributions to unconsolidated subsidiaries	(71,208)	(59,177)	(49,594)
Distributions from unconsolidated subsidiaries	187,577	104,267	82,230
Net proceeds from disposition of real estate held for investment	3,584	77,278	113,241
Additions to real estate held for investment	(2,053)	(10,961)	(2,559)
Proceeds from the sale of servicing rights and other assets	30,432	25,541	32,016
(Increase) decrease in restricted cash	(49,012)	30,889	8,469
Purchase of available for sale securities	(40,287)	(89,885)	(65,111)
Proceeds from the sale of available for sale securities	42,572	88,214	69,688
Other investing activities, net	1,669	577	7,131

Net cash used in investing activities	(1,618,959)	(151,556)	(464,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	900,000	—	715,000
Repayment of senior secured term loans	(657,488)	(39,650)	(1,639,017)
Proceeds from revolving credit facility	2,643,500	1,873,568	610,562
Repayment of revolving credit facility	(2,648,012)	(1,999,422)	(542,150)
Proceeds from issuance of 4.875% senior notes, net	595,440	—	—
Proceeds from issuance of 5.25% senior notes	—	426,875	—
Repayment of 6.625% senior notes	—	(350,000)	—
Proceeds from issuance of 5.00% senior notes	—	—	800,000
Repayment of 11.625% senior subordinated notes	—	—	(450,000)
Proceeds from notes payable on real estate held for investment	—	5,022	2,762
Repayment of notes payable on real estate held for investment	(1,576)	(27,563)	(74,544)
Proceeds from notes payable on real estate held for sale and under development	20,879	8,274	9,526
Repayment of notes payable on real estate held for sale and under development	(1,186)	(80,218)	(136,528)
Shares repurchased for payment of taxes on equity awards	(24,523)	(16,685)	(16,628)
Proceeds from exercise of stock options	7,525	6,203	5,780
Incremental tax benefit from stock options exercised	2,277	1,218	9,891
Non-controlling interests contributions	5,909	2,938	1,092
Non-controlling interests distributions	(16,582)	(33,971)	(128,168)
Payment of financing costs	(30,664)	(5,947)	(29,322)
Other financing activities, net	(5,951)	(2,711)	(4,537)

Net cash provided by (used in) financing activities	789,548	(232,069)	(866,281)
Effect of currency exchange rate changes on cash and cash equivalents	(22,967)	(29,183)	(11,218)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(200,481)	248,972	(597,385)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	740,884	491,912	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$540,403	$740,884	$491,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88,078	$118,749	$117,150

Income tax payments, net	$285,730	$331,257	$203,402

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

	CBRE Group, Inc. Shareholders
					Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	Accumulated earnings	Minimum pension liability	Foreign currency translation and other	Non-Controlling Interests	Total
Balance at December 31, 2012	330,082,187	$3,301	$960,900	$740,054	$(69,669)	$(95,375)	$142,601	$1,681,812
Net income	—	—	—	316,538	—	—	32,257	348,795
Pension liability adjustments, net of tax	—	—	—	—	(5,638)	—	—	(5,638)
Stock options exercised (including tax benefit)	1,620,515	16	15,655	—	—	—	—	15,671
Restricted stock awards vesting (including tax benefit)	472,457	4	(1,065)	—	—	—	—	(1,061)
Non-cash issuance of non-vested common stock related to acquisition	362,916	4	9,201	—	—	—	—	9,205
Non-vested stock grants	72,580	1	—	—	—	—	—	1
Compensation expense for equity awards	—	—	48,429	—	—	—	—	48,429
Shares repurchased for payment of taxes on equity awards	(601,917)	(6)	(16,622)	—	—	—	—	(16,628)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	7,151	—	7,151
Unrealized gains on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	4,361	—	4,361
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	1,151	—	1,151
Foreign currency translation gain (loss)	—	—	—	—	—	8,176	(786)	7,390
Cancellation of non-vested stock awards	(87,999)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	1,092	1,092
Distributions to non-controlling interests	—	—	—	—	—	—	(128,168)	(128,168)
Acquisition of non-controlling interests	—	—	(30,300)	—	—	—	(9,530)	(39,830)
Other	6,427	—	(4,201)	—	—	3,720	2,755	2,274

Balance at December 31, 2013	331,927,166	$3,319	$981,997	$1,056,592	$(75,307)	$(70,816)	$40,221	$1,936,006
Net income	—	—	—	484,503	—	—	29,000	513,503
Pension liability adjustments, net of tax	—	—	—	—	(30,355)	—	—	(30,355)
Stock options exercised (including tax benefit)	458,505	5	7,416	—	—	—	—	7,421
Restricted stock awards vesting (including tax benefit)	887,975	9	6,785	—	—	—	—	6,794
Compensation expense for equity awards	—	—	59,757	—	—	—	—	59,757
Shares repurchased for payment of taxes on equity awards	(242,461)	(2)	(16,683)	—	—	—	—	(16,685)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	7,279	—	7,279
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(5,927)	—	(5,927)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	(941)	—	(941)
Foreign currency translation loss	—	—	—	—	—	(148,502)	(87)	(148,589)
Cancellation of non-vested stock awards	(45,109)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	2,938	2,938
Distributions to non-controlling interests	—	—	—	—	—	—	(33,971)	(33,971)
Other	4,955	—	153	—	—	549	3,467	4,169

Balance at December 31, 2014	332,991,031	$3,330	$1,039,425	$1,541,095	$(105,662)	$(218,358)	$41,568	$2,301,398
Net income	—	—	—	547,132	—	—	11,745	558,877
Pension liability adjustments, net of tax	—	—	—	—	3,741	—	—	3,741
Stock options exercised (including tax benefit)	561,583	6	9,796	—	—	—	—	9,802
Restricted stock awards vesting (including tax benefit)	1,021,950	10	6,714	—	—	—	—	6,724
Compensation expense for equity awards	—	—	74,709	—	—	—	—	74,709
Shares repurchased for payment of taxes on equity awards	(332,799)	(3)	(24,520)	—	—	—	—	(24,523)
Fees associated with termination of interest rate swaps, net of tax (see Note 6)	—	—	—	—	—	(3,908)	—	(3,908)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	7,680	—	7,680
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	—	(4,107)	—	(4,107)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	(705)	—	(705)
Foreign currency translation loss	—	—	—	—	—	(164,359)	9	(164,350)
Cancellation of non-vested stock awards	(13,338)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	5,909	5,909
Distributions to non-controlling interests	—	—	—	—	—	—	(16,582)	(16,582)
Other	2,069	—	634	—	—	3	3,769	4,406

Balance at December 31, 2015	334,230,496	$3,342	$1,106,758	$2,088,227	$(101,921)	$(383,754)	$46,418	$2,759,070

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “Company”, “we”, “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2015 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. Excluding independent affiliates, we operate in more than 400 offices worldwide, with more than 70,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on several competencies, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination, sales and servicing, and structured finance), real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. Our contractual, fee-for-services businesses generally involve property and facilities management, mortgage loan servicing, investment management and appraisal/valuation. In addition, our leasing services have contractual elements and work for clients in this service line is often recurring in nature.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries, which are comprised of variable interest entities (VIEs) in which we are the primary beneficiary and voting interest entities (VOEs), in which we determined we have a controlling financial interest, under the “Consolidations” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 810). The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (VIEs)

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

The consolidation guidance requires an analysis to determine (a) whether an entity in which we hold a variable interest is a VIE and (b) whether our involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give us a controlling financial interest. Performance of that analysis requires the exercise of judgment.

We determine if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We analyze any investments in VIEs to determine if we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually. In evaluating whether we are the primary beneficiary, we evaluate our direct and indirect economic interests in the entity. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity.

We consolidate any VIE of which we are the primary beneficiary and disclose significant VIEs of which we are not the primary beneficiary, if any, as well as disclose our maximum exposure to loss related to VIEs that are not consolidated (see Note 4). We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective.

Voting Interest Entities (VOEs)

For VOEs, we consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a VOE if (i) for legal entities other than limited partnerships, we own a majority voting interest in the VOE or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that we do not control the entity.

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

Impairment Evaluation

Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the marketplace. Management’s judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.), or GAAP, which require management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenue and expenses we report. Such estimates include the value of goodwill, intangibles and other long-lived assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment, and are evaluated on an ongoing basis and adjusted, as needed, using historical experience and other factors, including consideration of the macroeconomic environment. As future events and their effects cannot be forecast with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of three months or less. Included in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 is cash and cash equivalents of $70.2 million and $58.0 million, respectively, from consolidated funds and other entities, which are not available for general corporate use. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see Note 16).

Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 is restricted cash of $72.8 million and $28.1 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the ordinary course of business.

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

We place substantially all of our interest-bearing investments with several major financial institutions to limit the amount of credit exposure with any one financial institution.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain costs related to the development or purchase of internal-use software are capitalized. Internal-use software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs as well as payroll and related costs, which are incurred during the development stage of a project are generally capitalized and amortized over a three-year period (except for enterprise software development platforms, which range from five to ten years) when placed into production.

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc. (CBRE) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition), our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition), our acquisition of substantially all of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as the REIM Acquisitions), our acquisition of Norland Managed Services Ltd (Norland) in 2013 (the Norland Acquisition) and our acquisition of Johnson Controls, Inc. (JCI)’s Global Workplace Solutions (GWS) business. Other intangible assets that have indefinite estimated useful lives that are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, as well as a trade name separately identified as a result of the REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, mortgage servicing rights, trademarks, management contracts and a covenant not to compete, which are all being amortized over estimated useful lives ranging up to 20 years.

We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment at least annually, or more often if circumstances or events indicate a change in the impairment status. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management’s judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We elected to early adopt the provisions of ASU 2015-03 during the third quarter of 2015 and balance sheet amounts as of December 31, 2014 have been reclassified to conform with the current year presentation. As of December 31, 2014, $25.6 million of debt issuance costs were reclassified from other assets and netted against the related debt liabilities in the accompanying consolidated balance sheet as follows (dollars in thousands):

5.00% senior notes	$12,053
Senior term loans	7,537
5.25% senior notes	4,607
Notes payable on real estate	1,398

Total reclassified	$25,595

The adoption of ASU 2015-03 had no impact on our consolidated results of operations or cash flows. Total deferred financing costs, net of accumulated amortization, related to our revolving line of credit have been included in other assets in the accompanying consolidated balance sheets and were $22.1 million and $9.4 million as of December 31, 2015 and 2014, respectively.

During 2015, we entered into an amended and restated credit agreement providing for a $500.0 million tranche A term loan facility and a $2.6 billion revolving credit facility. In addition, we added new tranche B-1 and tranche B-2 term loan facilities under this same credit facility pursuant to which we borrowed an additional $400.0 million in aggregate principal amount. During the year ended December 31, 2015, in connection with these financing activities, we incurred approximately $21.7 million of financing costs, of which $1.0 million was expensed. In addition, we expensed $1.7 million of previously-deferred financing costs. All of these write-offs were included in write-off of financing costs on extinguished debt in the accompanying consolidated statements of operations.

During 2014, we completed three financing transactions, which included the issuance in September and December of $300.0 million and $125.0 million, respectively, in aggregate principal amount of 5.25% senior notes due March 15, 2025 and the redemption in October 2014 of all of the then outstanding 6.625% senior notes (aggregate principal amount of $350.0 million). During the year ended December 31, 2014, in connection with these financing activities, we incurred approximately $4.7 million of financing costs. In addition, we expensed $5.7 million of previously-deferred financing costs as well as a $17.4 million early extinguishment premium, all of which were included in the write-off of financing costs on extinguished debt in the accompanying consolidated statements of operations.

During 2013, we completed a series of financing transactions, including the amendment and restatement of a prior credit agreement, the issuance of $800.0 million aggregate principal amount of 5.00% senior notes due March 15, 2023 and the redemption of all of the 11.625% senior subordinated notes totaling $450.0 million. During the year ended December 31, 2013, in connection with all of these financing activities, we incurred approximately $28.6 million of financing costs, of which $3.6 million was expensed. In addition, we expensed

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$17.8 million of previously-deferred financing costs as well as a $26.2 million early extinguishment premium and $8.7 million of unamortized original issue discount associated with the 11.625% senior subordinated notes. All of these write-offs were included in write-off of financing costs on extinguished debt in the accompanying consolidated statements of operations.

See Note 10 for additional information on activities associated with our debt.

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

Our clients reimburse us for certain expenses incurred on their behalf, primarily in our property and facilities management operations. Our treatment of these reimbursements is based upon the terms of the underlying contract. We use certain indicators as to whether we record the reimbursements on a gross versus net basis, such as whether we are the primary obligor on the contracts, whether the contract is based on a fixed fee, credit risk and our discretion in making vendor selections and establishing prices.

In certain instances, we have determined we are acting as the principal in the transaction and, accordingly, report these reimbursements as revenue on a gross basis with the total costs reflected in cost of services. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred. When we determine we are not the primary obligor and are acting as an agent, we account for the transaction on a net basis.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development services and project management services generate fees from development and construction management projects. Most development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when we earn such fees. The earnings terms of these agreements dictate when we recognize the related revenue. Generally, development fees are recognized based on the lower of the amount billed or the amount determined on a straight-line basis over the development period. We may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. Incentive development fees are recognized when quantitative criteria have been met (such as specified leasing, budget or time-based targets) or for those incentive fees based on qualitative criteria, upon approval of the fee by our clients. Certain incentive development fees allow us to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to us with no exposure to loss other than opportunity cost. We recognize such fees when the specified target is attained and fees are deemed collectible.

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

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $62.7 million, $55.6 million and $49.4 million were included in operating, administrative and other expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) income. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, fees associated with the termination of interest rate swaps, unrealized (losses) gains on interest rate swaps and interest rate caps, unrealized holding (losses) gains on available for sale securities and pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 13).

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for sale securities have not been significant. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

For investments classified as available for sale, we assess impairment at the individual security level. An investment is impaired if the fair value of the investment is less than its amortized cost basis. When an impairment exists, we assess whether such impairment is temporary or other than temporary. We review the volatility and intended holding period of our investments and also determine if we believe that there is a reasonable possibility that the value would be recovered over the intended holding period. Based on our review, we did not record any other than temporary impairment losses during the years ending December 31, 2015, 2014 and 2013.

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2015 and 2014, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans.

Mortgage Servicing Rights

In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of the mortgage servicing rights on the date the loans are sold. We also assume or purchase certain servicing assets. Our mortgage service rights (MSRs) are initially recorded at fair value. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections and timing of estimated future net cash flows.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our initial recording of MSRs at their fair value resulted in net gains, as the fair value of servicing contracts that result in MSR assets exceeded the fair value of servicing contracts that result in MSR liabilities. The net assets and net gains are presented in the accompanying consolidated financial statements. The amount of MSRs recognized during the years ended December 31, 2015 and 2014 was as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance, mortgage servicing rights	$202,982	$180,483
Mortgage servicing rights recognized	102,132	73,498
Mortgage servicing rights sold	(783)	(2,087)
Amortization expense	(59,608)	(48,912)

Ending balance, mortgage servicing rights	$244,723	$202,982

Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rates and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2015, 2014 and 2013 in measuring fair value were as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate	10.11%	10.38%	14.81%
Conditional prepayment rate	6.03%	6.14%	7.00%

The estimated fair value of our mortgage servicing rights was $301.2 million and $245.1 million as of December 31, 2015 and 2014, respectively. Impairment is evaluated through a comparison of the carrying amount and fair value of the MSRs, and recognized with the establishment of a valuation allowance. We did not incur any impairment charges related to our MRSs during the years ended December 31, 2015, 2014 or 2013. No valuation allowance was created previously and we did not record a valuation allowance for MSRs in 2015 or 2014.

Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $78.9 million, $65.2 million and $55.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and pre-payment fees/late fees/ancillary income earned from loans serviced for others of $8.4 million, $6.1 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

We account for all employee awards under the fair value recognition provisions of the “Compensation – Stock Compensation” Topic of the FASB ASC (Topic 718). Topic 718 requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. See Note 12 for additional information on our stock-based compensation plans.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). This ASU requires the offset of all deferred tax assets and liabilities, including valuation allowances, for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Entities may elect to use either a prospective or retrospective transition method. We elected to early adopt the provisions of ASU 2015-17 during the fourth quarter of 2015 and balance sheet amounts as of December 31, 2014 have been reclassified to conform with the current period presentation. As of December 31, 2014, $205.9 million of current deferred tax assets were reclassified to long term deferred tax assets.

Self-Insurance

Our wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation insurance provided to employees and we purchase excess coverage from an unrelated insurance carrier. We purchase general liability and automotive

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2015 and 2014, our reserves for claims under these insurance programs were $73.8 million and $73.2 million, respectively, of which $1.9 million and $2.0 million, respectively, represented our estimated current liabilities as of December 31, 2015 and 2014.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted, except when adopting the provisions related to the recognition of changes in fair value of financial liabilities when the fair value option is elected. We do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2014 and 2013 financial statements to conform with the 2015 presentation.

3. Acquisition of Global Workplace Solutions (GWS)

On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, closed on a Stock and Asset Purchase Agreement with JCI to acquire JCI’s GWS business (which we refer to as the GWS Acquisition). The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, payable in cash, with adjustments for working capital and other items. We completed the GWS Acquisition in

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. We merged the acquired GWS business with our existing occupier outsourcing business line, and the new combined business adopted the “Global Workplace Solutions” name.

We financed the transaction with: (i) a new issuance in August 2015 of $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026; (ii) borrowings in September 2015 of $400.0 million in aggregate principal amount of new tranche B-1 and tranche B-2 term loan facilities under our 2015 Credit Agreement; (iii) borrowings under our existing revolving credit facility under our 2015 Credit Agreement; and (iv) cash on hand. See Note 10 for more information on the abovementioned debt instruments.

The following represents a summary of the excess purchase price over the estimated fair value of net assets acquired (dollars in thousands):

Estimated purchase price	$1,511,010
Less estimated fair value of net assets acquired (see table below)	(724,767)

Excess purchase price over estimated fair value of net assets acquired	$786,243

The preliminary purchase accounting adjustments related to the GWS Acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the GWS Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from GWS with ours. Of the $786 million of goodwill recorded in connection with the GWS Acquisition, only approximately $396 million is deductible for tax purposes. The assignment of goodwill to our reporting units has not been completed. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, including intangible assets and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the aggregate estimated fair values of the assets acquired and the liabilities assumed in the GWS Acquisition (dollars in thousands):

Cash and cash equivalents	$89,347
Receivables	596,397
Prepaid expenses	7,841
Other current assets	24,370
Property and equipment	21,024
Other intangible assets	695,750
Deferred tax assets	5,154
Other assets	27,684

Total assets acquired	1,467,567

Accounts payable and accrued expenses	574,271
Compensation and employee benefits payable	56,366
Accrued bonus and profit sharing	28,043
Income taxes payable	2,425
Other current liabilities	12,007
Deferred tax liabilities	39,671
Other liabilities	28,700

Total liabilities assumed	741,483

Non-controlling interests acquired	1,317

Estimated fair value of net assets acquired	$724,767

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the preliminary estimate of the amortizable intangible assets acquired in connection with the GWS Acquisition (dollars in thousands):

Intangible Asset Class	Weighted Average Amortization Period	Amount Assigned At Acquisition Date	At December 31, 2015
			Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$335,500	$11,184	$324,316
Trademarks	20 years	286,500	4,775	281,725
Non-compete agreements	3 years	73,750	8,194	65,556

Total amortizable intangibles acquired	13 years	$695,750	$24,153	$671,597

The accompanying consolidated statement of operations for the year ended December 31, 2015 includes revenue, operating income and net income of $982.0 million, $27.7 million and $18.8 million, respectively, attributable to the GWS Acquisition. This does not include direct transaction and integration costs of $48.9 million and amortization expense related to intangible assets acquired of $24.2 million, all of which were incurred during the year ended December 31, 2015 in connection with the GWS Acquisition.

Unaudited pro forma results, assuming the GWS Acquisition had occurred as of January 1, 2014 for purposes of the 2015 and 2014 pro forma disclosures, are presented below. They include certain adjustments for the year ended December 31, 2015, including $48.3 million of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $22.4 million of additional interest expense as a result of debt incurred to finance the GWS Acquisition, the removal of $48.9 million of direct costs incurred by us related to the GWS Acquisition, and the tax impact for the year ended December 31, 2015 of these pro forma adjustments. They also include certain adjustments for the year ended December 31, 2014, including $72.5 million of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $38.1 million of additional interest expense as a result of debt incurred to finance the GWS Acquisition, and the tax impact for the year ended December 31, 2014 of these pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the GWS Acquisition occurred on January 1, 2014 and may not be indicative of future operating results (dollars in thousands, except share data):

	2015	2014
Revenue	$12,972,810	$12,492,918
Operating income	$901,837	$733,796
Net income attributable to CBRE Group, Inc.	$581,727	$422,575
Basic income per share	$1.75	$1.28
Weighted average shares outstanding for basic income per share	332,616,301	330,620,206
Diluted income per share	$1.73	$1.26
Weighted average shares outstanding for diluted income per share	336,414,856	334,171,509

4. Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015 and 2014, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	December 31,
	2015	2014
Investments in unconsolidated subsidiaries	$21,457	$26,353
Other assets, current	3,723	3,337
Co-investment commitments	180	200

Maximum exposure to loss	$25,360	$29,890

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

There were no significant transfers in or out of Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (dollars in thousands):

	As of December 31, 2015
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$7,350	$—	$—	$7,350
Debt securities issued by U.S. federal agencies	—	3,360	—	3,360
Corporate debt securities	—	18,085	—	18,085
Asset-backed securities	—	1,897	—	1,897
Collateralized mortgage obligations	—	1,752	—	1,752

Total debt securities	7,350	25,094	—	32,444
Equity securities	24,118	—	—	24,118

Total available for sale securities	31,468	25,094	—	56,562
Trading securities	64,124	—	—	64,124
Warehouse receivables	—	1,767,107	—	1,767,107
Loan commitments	—	—	1,680	1,680
Foreign currency exchange forward contracts	—	9,236	—	9,236

Total assets at fair value	$95,592	$1,801,437	$1,680	$1,898,709

Liabilities
Interest rate swaps	$—	$21,502	$—	$21,502
Securities sold, not yet purchased	4,436	—	—	4,436
Foreign currency exchange forward contracts	—	1,008	—	1,008

Total liabilities at fair value	$4,436	$22,510	$—	$26,946

	As of December 31, 2014
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
U.S. treasury securities	$4,813	$—	$—	$4,813
Debt securities issued by U.S. federal agencies	—	6,690	—	6,690
Corporate debt securities	—	16,664	—	16,664
Asset-backed securities	—	3,755	—	3,755
Collateralized mortgage obligations	—	1,959	—	1,959

Total debt securities	4,813	29,068	—	33,881
Equity securities	26,294	—	—	26,294

Total available for sale securities	31,107	29,068	—	60,175
Trading securities	62,804	—	—	62,804
Warehouse receivables	—	506,294	—	506,294
Loan commitments	—	—	2,372	2,372
Foreign currency exchange forward contracts	—	1,235	—	1,235

Total assets at fair value	$93,911	$536,597	$2,372	$632,880

Liabilities
Interest rate swaps	$—	$26,895	$—	$26,895
Securities sold, not yet purchased	1,830	—	—	1,830
Foreign currency exchange forward contracts	—	1,397	—	1,397

Total liabilities at fair value	$1,830	$28,292	$—	$30,122

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At December 31, 2015 and 2014, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 2). These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

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

The valuation of our loan commitments is determined using discounted cash flow analysis on the expected cash flows of each derivative. The primary source of value of each written loan commitment is future servicing rights. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans (see Note 2). As such, our loan commitments are classified in Level 3 in the fair value hierarchy. The following table provides additional information about fair value measurements for these Level 3 assets for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$2,372	$—
Net gains included in earnings	21,709	2,372
Settlements	(22,401)	—
Transfers into (out of) Level 3	—	—

Ending balance	$1,680	$2,372

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no significant non-recurring fair value measurements recorded during the year ended December 31, 2015. The following non-recurring fair value measurements were recorded for the years ended December 31, 2014 and 2013 (dollars in thousands):

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

Property and Equipment

During the year ended December 31, 2014, we recorded an asset impairment of $8.6 million in our Americas segment. This non-cash write-off resulted from the decision (due to a change in strategy) to abandon a property database platform that was being developed in the U.S. and was included within operating, administrative and other expenses in the accompanying consolidated statements of operations.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the abovementioned charges were reported in our Development Services segment. All of the abovementioned charges were included within operating, administrative and other expenses in the accompanying consolidated statements of operations.

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

Short-Term Borrowings: The majority of this balance represents outstanding amounts under our warehouse lines of credit for CBRE Capital Markets and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 10).

Senior Term Loans: Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $878.6 million and $645.1 million at December 31, 2015 and 2014, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $877.9 million and $638.1 million at December 31, 2015 and 2014, respectively (see Note 10).

Interest Rate Swaps: These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.00% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.00% senior notes was $802.6 million and $818.0 million at December 31, 2015 and 2014, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $789.1 million and $787.9 million at December 31, 2015 and 2014, respectively (see Note 10).

4.875% Senior Notes: On August 13, 2015, CBRE issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (see Note 10). Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $598.8 million at December 31, 2015. Their actual carrying value, net of unamortized discount and unamortized debt issuance costs, totaled $590.5 million at December 31, 2015.

5.25% Senior Notes: Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.25% senior notes was $430.4 million and $439.7 million at December 31, 2015 and 2014, respectively. Their actual carrying value, net of unamortized premium and unamortized debt issuance costs, totaled $422.0 million and $422.2 million at December 31, 2015 and 2014, respectively (see Note 10).

Notes Payable on Real Estate: As of December 31, 2015 and 2014, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $38.3 million and $41.4 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

6. Derivative Financial Instruments

We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of our debt funding and by using derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known but uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash payments principally related to our borrowings. We do not net derivatives on our balance sheet. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.

In July 2015, we entered into three interest rate swap agreements with an aggregate notional amount of $300.0 million, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” We structured these swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates prior to us issuing the 4.875% senior notes (see Note 10). There was no hedge ineffectiveness for the year ended December 31, 2015. In August 2015, we elected to terminate these agreements and paid a $6.2 million cash settlement, which has been recorded to accumulated other comprehensive loss in the accompanying consolidated balance sheets and is being amortized to interest expense throughout the remaining term of the terminated hedge transaction until August 2025. We reclassified $0.2 million for the year ended December 31, 2015 from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $0.6 million will be reclassified from accumulated other comprehensive loss to interest expense.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815. The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no significant hedge ineffectiveness for the years ended December 31, 2015, 2014 and 2013. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We reclassified $11.9 million, $12.0 million and $11.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $9.8 million will be reclassified from accumulated other comprehensive loss to interest expense. In addition, we recorded net losses (gains) of $6.5 million, $9.9 million and ($7.1) million for the years ended December 31, 2015, 2014 and 2013, respectively, to other comprehensive income/loss in relation to such interest rate swap agreements. As of December 31, 2015 and 2014, the fair values of such interest rate swap agreements were reflected as a $21.5 million liability and a $26.9 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets.

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

Additionally, our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations were net gains of $24.2 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively, resulting from net gains on foreign currency exchange forward contracts. As of December 31, 2015, we had 73 foreign currency exchange forward contracts outstanding covering a notional amount of $407.0 million. As of December 31, 2015, the fair value of forward contracts with six counterparties aggregated to an $8.9 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2015, the fair value of forward contracts with two counterparties aggregated to a $1.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with two counterparties aggregated to a $0.5 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of forward contracts with four counterparties aggregated to a $1.3 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

We also routinely monitor our exposure to currency exchange rate changes in connection with certain transactions and sometimes enter into foreign currency exchange option and forward contracts to limit our

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exposure to such transactions, as appropriate. In the ordinary course of business, we also sometimes utilize derivative financial instruments in the form of foreign currency exchange contracts to attempt to mitigate foreign currency exchange exposure resulting from intercompany loans. The net impact on our financial position and earnings resulting from these foreign currency exchange forward and options contracts has not been significant.

We also enter into loan commitments that relate to the origination of commercial mortgage loans that will be held for resale. FASB ASC Topic 815 requires that these commitments be recorded at their fair values as derivatives. Included in the consolidated statements of operations were net gains of $21.7 million for the year ended December 31, 2015, resulting from these loan commitments. As of December 31, 2015, the fair value of such contracts with three counterparties aggregated to a $1.7 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. The net impact on our financial position and earnings resulting from gains and/or losses associated with these loan commitments during the year ended December 31, 2014 was not significant.

7. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2015	2014
Computer hardware and software	3-10 years	$583,963	$511,669
Leasehold improvements	1-15 years	312,448	283,218
Furniture and equipment	1-10 years	237,734	211,511
Equipment under capital leases	3-5 years	10,643	10,644

Total cost		1,144,788	1,017,042
Accumulated depreciation and amortization		(614,965)	(519,116)

Property and equipment, net		$529,823	$497,926

Depreciation and amortization expense associated with property and equipment was $137.2 million, $122.8 million and $98.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2014, we recorded an impairment loss related to property and equipment of $8.6 million (see Note 5 for additional information). We did not recognize an impairment loss related to property and equipment in 2015 and 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2013
Goodwill	$1,717,637	$890,138	$138,493	$526,049	$86,663	$3,358,980
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	919,347	751,507	138,493	481,127	—	2,290,474
Purchase accounting entries related to acquisitions	112,024	8,108	24,986	—	—	145,118
Foreign exchange movement	(1,526)	(62,192)	(11,797)	(26,256)	—	(101,771)

Balance as of December 31, 2014
Goodwill	1,828,135	836,054	151,682	499,793	86,663	3,402,327
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	1,029,845	697,423	151,682	454,871	—	2,333,821
Purchase accounting entries related to acquisitions	434,452	408,491	16,733	—	—	859,676
Foreign exchange movement	(2,511)	(72,395)	(12,540)	(20,054)	—	(107,500)

Balance as of December 31, 2015
Goodwill	2,260,076	1,172,150	155,875	479,739	86,663	4,154,503
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$1,461,786	$1,033,519	$155,875	$434,817	$—	$3,085,997

On December 23, 2013, we completed the Norland Acquisition by acquiring 100% of the outstanding stock of London-based Norland, which fortified our real estate outsourcing platform in Europe within our EMEA segment. The purchase price for the Norland Acquisition was approximately $474 million, with $433.9 million paid at closing and the remaining contingent consideration of $40.0 million paid in July 2014. The Norland Acquisition was financed with cash on hand and borrowings under our revolving credit facility. On December 23, 2013, we also issued an aggregate of 362,916 shares of non-vested Class A common stock to certain members of senior management of Norland in connection with this acquisition.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma results, assuming the Norland Acquisition had occurred as of January 1, 2013 for purposes of the 2013 pro forma disclosures, are presented below. They include certain adjustments for the year ended December 31, 2013, including $39.9 million of increased amortization expense as a result of intangible assets acquired in the Norland Acquisition, $1.1 million of additional interest expense as a result of debt incurred to finance the Norland Acquisition, and the tax impact of the pro forma adjustments. These unaudited pro forma results for the year ended December 31, 2013 have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Norland Acquisition occurred on January 1, 2013 and may not be indicative of future operating results (dollars in thousands, except share data):

Revenue	$7,792,992
Operating income	$608,085
Net income attributable to CBRE Group, Inc.	$308,901
Basic income per share	$0.94
Weighted average shares outstanding for basic income per share	328,110,004
Diluted income per share	$0.93
Weighted average shares outstanding for diluted income per share	331,762,854

During 2015, we completed eight in-fill acquisitions, including a Seattle-based leader in capital markets services for affordable housing, a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, a Chicago-based location data analytics firm, one of the leading retail real estate services firms in the midwestern United States, an advisory, consulting and research firm specializing in the Canadian hospitality and tourism industries and our former independent affiliate companies in Columbia, South Carolina, and Memphis, Tennessee. During 2014, we completed 11 in-fill acquisitions, including our former independent affiliate companies in Thailand, Greenville, South Carolina, Louisville, Kentucky and Oklahoma City and Tulsa, Oklahoma, a commercial real estate service provider in Chicago, a New York-based valuation and advisory business, a technical real estate consulting firm based in Germany, a consulting and advisory firm in the U.S. hotels sector, a shopping center management, leasing and consulting company in Switzerland and project management companies in Germany and Australia.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2015, 2014 and 2013 assessments as of October 1. When we performed our required annual goodwill impairment review as of October 1, 2015, 2014 and 2013, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets totaled $1.5 billion and $802.4 million, net of accumulated amortization of $589.2 million and $463.4 million, as of December 31, 2015 and 2014, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Management contracts	$103,143		$114,337
Trademarks	56,800		56,800
Trade names	20,400		20,400

	$180,343		$191,537

Amortizable intangible assets
Customer relationships	$746,814	$(195,056)	$389,193	$(141,757)
Mortgage servicing rights	377,995	(133,272)	312,838	(109,856)
Trademarks/Trade name	320,306	(38,581)	35,748	(18,260)
Management contracts	180,099	(87,687)	181,641	(70,312)
Covenant not to compete	73,750	(8,194)	—	—
Backlog and incentive fees	49,667	(49,667)	59,728	(59,728)
Other	110,731	(76,779)	95,075	(63,487)

	$1,859,362	$(589,236)	$1,074,223	$(463,400)

Total intangible assets	$2,039,705	$(589,236)	$1,265,760	$(463,400)

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

Customer relationships primarily represent intangible assets identified in the Trammell Crow Company Acquisition, the Norland Acquisition and the GWS Acquisition, relating to existing relationships primarily in the brokerage, property management, project management and facilities management lines of business. These intangible assets are being amortized over useful lives of up to 20 years.

Mortgage servicing rights represent the carrying value of servicing assets in our mortgage brokerage line of business in the U.S. The mortgage servicing rights are being amortized over the estimated period that net servicing income is expected to be received, which is typically up to ten years.

In connection with the GWS Acquisition, trademarks of approximately $287 million were separately identified and are being amortized over 20 years. A trade name of approximately $35 million was separately identified as a result of the Norland Acquisition and was fully amortized as of December 31, 2015.

Management contracts consist primarily of asset management contracts relating to relationships with closed-end funds and separate accounts in the U.S., Europe and Asia that were separately identified as a result of the REIM Acquisitions. These management contracts are being amortized over useful lives of up to 13 years.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A covenant not to compete of approximately $74 million was separately identified in connection with the GWS Acquisition and is being amortized over three years.

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

Amortization expense related to intangible assets was $175.3 million, $138.1 million and $85.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated annual amortization expense for each of the years ending December 31, 2016 through December 31, 2020 approximates $187.9 million, $178.9 million, $157.6 million, $108.2 million and $95.3 million, respectively.

9. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting and include the following (dollars in thousands):

	December 31,
	2015	2014
Development Services	$115,326	$107,188
Global Investment Management	84,534	87,352
Other	18,083	23,740

	$217,943	$218,280

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2015	2014
Global Investment Management:
Current assets	$922,015	$1,577,549
Non-current assets	7,362,818	10,989,168

Total assets	$8,284,833	$12,566,717

Current liabilities	$239,077	$1,372,002
Non-current liabilities	3,540,059	3,971,690

Total liabilities	$3,779,136	$5,343,692

Development Services:
Real estate	$2,184,509	$1,692,769
Other assets	173,808	130,469

Total assets	$2,358,317	$1,823,238

Notes payable on real estate	$809,163	$539,186
Other liabilities	266,735	220,864

Total liabilities	$1,075,898	$760,050

Other:
Current assets	$58,160	$69,010
Non-current assets	24,730	29,763

Total assets	$82,890	$98,773

Current liabilities	$39,940	$35,414
Non-current liabilities	3,350	14,075

Total liabilities	$43,290	$49,489

Non-controlling interests	$1,238	$(7)

Total:
Assets	$10,726,040	$14,488,728
Liabilities	$4,898,324	$6,153,231
Non-controlling interests	$1,238	$(7)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2015	2014	2013
Global Investment Management:
Revenue	$585,495	$894,725	$874,875
Operating loss	$(414,538)	$(307,133)	$(241,829)
Net loss	$(481,405)	$(320,206)	$(26,075)

Development Services:
Revenue	$62,191	$39,753	$70,343
Operating income	$251,557	$63,181	$130,873
Net income	$240,034	$54,468	$129,563

Other:
Revenue	$169,078	$165,196	$160,858
Operating income	$30,566	$31,085	$28,352
Net income	$31,050	$31,532	$28,422

Total:
Revenue	$816,764	$1,099,674	$1,106,076
Operating loss	$(132,415)	$(212,867)	$(82,604)
Net (loss) income	$(210,321)	$(234,206)	$131,910

During the years ended December 31, 2014 and 2013, we recorded non-cash write-downs of investments of $3.6 million and $4.1 million, respectively, within our Global Investment Management and Development Services segments (see Note 5), all of which were included in equity income from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

Our Global Investment Management segment invests our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $98.1 million, $140.6 million and $252.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2015	2014
Long-Term Debt:
Senior term loans, with interest ranging from 1.39% to 2.91%, due from 2015 through 2022	$888,125	$645,613
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	595,568	—
5.25% senior notes due in 2025, net of unamortized premium	426,682	426,813
Other	63	2,783

Total long-term debt	2,710,438	1,875,209
Less current maturities of long-term debt	34,428	42,407
Less unamortized debt issuance costs	30,899	24,197

Total long-term debt, net	$2,645,111	$1,808,605

Short-Term Borrowings:
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.60%, and a maturity date of May 26, 2016	$632,950	$286,381
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.55%, and a maturity date of July 28, 2016	424,789	47,400
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.35%, and a maturity date of June 30, 2016	417,521	—
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.45% to 1.90%, and a maturity date of October 24, 2016	241,834	127,822
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.35% with LIBOR floor of 0.35%, and no maturity date	21,750	35,427
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.75%, and a maturity date of March 15, 2016	11,937	4,155

Total warehouse lines of credit	1,750,781	501,185
Revolving credit facility, with interest at 1.41%	—	4,840
Other	16	25

Total short-term borrowings	$1,750,797	$506,050

Future annual aggregate maturities of total consolidated gross debt (excluding unamortized discount, premium and deferred financing costs) at December 31, 2015 are as follows (dollars in thousands): 2016—$1,785,225; 2017—$45,010; 2018—$56,876; 2019—$139,119; 2020—$525,005 and $1,912,750 thereafter.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of December 31, 2015, the 2015 Credit Agreement provided for the following: (1) a $2.6 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on January 9, 2020; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the United States, with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). The 2015 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused) and as of December 31, 2015, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2014, we had $4.8 million of revolving credit facility principal outstanding under the 2013 Credit Agreement with a related weighted average annual interest rate of 1.4%, which was included in short-term borrowings in the accompanying consolidated balance sheets.

Borrowings under the term loan facilities under the 2015 Credit Agreement as of December 31, 2015 bear interest, based at our option, on the following: for the tranche A term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); for the tranche B-1 term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); and for the tranche B-2 term loan facility, on either (1) the applicable fixed rate plus 1.40% to 1.70% or (2) the daily rate plus 0.40% to 0.70%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). As of December 31, 2015, we had $877.9 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2015 Credit Agreement (consisting of $484.0 million of tranche A term loan facility, $265.9 million of tranche B-1 term loan facility and $128.0 million of tranche B-2 term loan facility), which was included in the accompanying consolidated balance sheets. As of December 31, 2014, we had $638.1 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2013 Credit Agreement (consisting of $429.7 million of tranche A term loan facility and $208.4 million of tranche B term loan facility), which are also included in the accompanying consolidated balance sheets.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 13, 2015, CBRE issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1, with the first interest payment to be made on March 1, 2016. The 4.875% senior notes are redeemable at our option, in whole or in part, prior to December 1, 2025 at a redemption price equal to the greater of (1) 100% of the principal amount of the 4.875% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 1, 2025 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture governing these notes). In addition, at any time on or after December 1, 2025, the 4.875% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 4.875% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 4.875% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $590.5 million at December 31, 2015.

On September 26, 2014, CBRE issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes, net of unamortized premium and unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $422.0 million and $422.2 million at December 31, 2015 and 2014, respectively.

On March 14, 2013, CBRE issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we may redeem up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $789.1 million and $787.9 million at December 31, 2015 and 2014, respectively.

Our 2015 Credit Agreement and the indentures governing our 4.875% senior notes, 5.25% senior notes and 5.00% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 11.81x for the year ended December 31, 2015, and our leverage ratio of total debt less available cash to EBITDA was 1.45x as of December 31, 2015.

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

We had short-term borrowings of $1.8 billion and $506.1 million as of December 31, 2015 and 2014, respectively, with related weighted average interest rates of 1.9% and 1.8%, respectively, which are included in the accompanying consolidated balance sheets.

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2015 provides for a $5.0 million revolving credit note, bears interest at 0.25% per year and has a maturity date of April 30, 2016. As of December 31, 2015 and 2014, there were no amounts outstanding under this note.

On March 4, 2008, we entered into a $35.0 million credit and security agreement with Bank of America, or BofA, for the purpose of purchasing eligible financial instruments, which include A1/P1 commercial paper, U.S. Treasury securities, Government Sponsored Enterprise, or GSE, discount notes (as defined in the credit and

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

security agreement) and money market funds. The proceeds of this loan are not made generally available to us, but instead are deposited in an investment account maintained by BofA and used and applied solely to purchase eligible financial instruments. This agreement has been amended several times and as of December 31, 2015 provides for a $5.0 million credit line, bears interest at 1% per year and has a maturity date of April 30, 2016. As of December 31, 2015 and 2014, there were no amounts outstanding under this agreement.

Our wholly-owned subsidiary, CBRE Capital Markets Inc. (CBRE Capital Markets), has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A., or JP Morgan, BofA, TD Bank, N.A., or TD Bank, and Capital One, N.A., or Capital One, for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. These warehouse lines are recourse only to CBRE Capital Markets and are secured by our related warehouse receivables, as we describe below.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2015 provides for a $500.0 million line of credit, bears interest at the daily one-month LIBOR plus 1.45% and has a maturity date of October 24, 2016.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2015 bears interest at the daily one-month LIBOR plus 1.60%. A portion of the line of credit totaling $500.0 million mature on February 29, 2016. The remainder, or $200.0 million, has a maturity date of May 26, 2016.

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

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. The secured revolving line of credit has been amended several times and as of December 31, 2015 bears interest at the daily one-month LIBOR plus 1.35%. A portion of the line of credit totaling $250.0 million matured on February 29, 2016. The remainder, or $325.0 million, has a maturity date of June 30, 2016.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. As of December 31, 2015, this agreement bears interest at the daily one-month LIBOR plus 1.55%. A portion of the line of credit totaling $100.0 million matured on August 31, 2015. On October 1, 2015, the line was temporarily increased from $200.0 million to $450.0 million, with such increase having expired on February 15, 2016. The remainder, or $200.0 million, has a maturity date of July 28, 2016.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement has been

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended and as of December 31, 2015 provides for a $15.0 million secured revolving line of credit, bears interest at daily one-month LIBOR plus 2.75% and has a maturity date of March 15, 2016.

During the year ended December 31, 2015, we had a maximum of $2.1 billion of warehouse lines of credit principal outstanding. As of December 31, 2015 and 2014, we had $1.8 billion and $501.2 million, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Non-cash activity totaling $1.2 billion and $126.6 million increased the warehouse lines of credit and $651.8 million decreased the warehouse lines of credit during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, we had $1.8 billion and $506.3 million of mortgage loans held for sale (warehouse receivables) as of December 31, 2015 and 2014, respectively, which substantially represented mortgage loans funded through the lines of credit that, while committed to be purchased, had not yet been purchased and which were also included in the accompanying consolidated balance sheets. Non-cash activity totaling $1.3 billion and $128.7 million increased the warehouse receivables and $646.7 million decreased the warehouse receivables during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Our leases generally relate to office space that we occupy, have varying terms and expire at various dates through 2030. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2015 (dollars in thousands):

Operating leases
2016	$206,581
2017	189,344
2018	155,533
2019	132,550
2020	110,812
Thereafter	387,500

Total minimum payment required	$1,182,320

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $9.1 million due in the future under noncancellable subleases.

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Minimum rentals	$236,965	$226,787	$209,307
Less sublease rentals	(4,673)	(2,636)	(2,457)

	$232,292	$224,151	$206,850

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae, under Fannie Mae’s DUS Program, to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $12.4 billion at December 31, 2015. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2015 and 2014, CBRE MCI had a $35.0 million and a $29.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $21.8 million and $16.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $524.4 million (including $370.3 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2015.

We had outstanding letters of credit totaling $44.0 million as of December 31, 2015, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $35.0 million referred to in the preceding paragraph represented the majority of the $44.0 million outstanding letters of credit. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2016.

We had guarantees totaling $40.6 million as of December 31, 2015, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $40.6 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2015, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of December 31, 2015, we had aggregate commitments of $12.8 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2015, we had committed to fund $29.6 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plans

Stock Incentive Plans

Second Amended and Restated 2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, and was amended several times subsequently. The 2004 stock incentive plan authorized the grant of stock-based awards to our employees, directors or independent contractors. However, our 2004 stock incentive plan was terminated in May 2012 in connection with the adoption of our 2012 equity incentive plan, which is described below. At termination, all unissued shares from the 2004 stock incentive plan were allocated to the 2012 equity incentive plan for potential future issuance. Since our 2004 stock incentive plan has been terminated, no new awards may be granted under it. However, as of December 31, 2015, outstanding stock options granted under the 2004 stock incentive plan to acquire 115,803 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Shares underlying awards that expire, terminate or lapse under the 2004 stock incentive plan will become available for grant under the 2012 equity incentive plan.

2012 Equity Incentive Plan. Our 2012 equity incentive plan was adopted by our board of directors and approved by our stockholders on May 8, 2012. The 2012 equity incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. Unless terminated earlier, the 2012 equity incentive plan will terminate on February 13, 2022. A total of 16,000,000 shares of our Class A common stock plus 2,205,887 unissued shares that remained under the 2004 stock incentive plan were reserved for issuance under the 2012 equity incentive plan. Additionally, shares underlying awards that expire, terminate or lapse under the 2012 equity incentive plan or under the 2004 stock incentive plan will become available for issuance under the 2012 equity incentive plan. No person is eligible to be granted performance-based awards in the aggregate covering more than 3,300,000 shares during any fiscal year or cash awards in excess of $5.0 million for any fiscal year. The number of shares issued or reserved pursuant to the 2012 equity incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of a stock split of our outstanding shares, stock dividend, dividend payable in a form other than shares in an amount that has a material effect on the price of the shares, consolidation, combination or reclassification of the shares, recapitalization, spin-off, or other similar occurrence. Stock options and stock appreciation rights granted under the 2012 equity incentive plan are subject to a maximum term of ten years from the date of grant. Restricted share and restricted stock unit (RSU) awards that have only time-based service vesting conditions are generally subject to a minimum three year vesting schedule. Restricted share and RSU awards that have performance-based vesting conditions are generally subject to a minimum one year vesting schedule. As of December 31, 2015, assuming the maximum number of shares under our performance-based awards will later be issued (as further described under “Equity Compensation Plan Information” below), 10,774,194 shares remained available for future grants under this plan.

Stock Options

As of December 31, 2015, no shares were subject to options issued under our 2012 equity incentive plan. No options were granted during the years ended December 31, 2015, 2014 and 2013. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $13.1 million, $7.6 million and $31.9 million, respectively. We recorded cash received from stock option exercises of $7.5 million, $6.2 million and $5.8 million and related tax benefit of $2.3 million, $1.2 million and $9.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Vested Stock Awards

We have issued non-vested stock awards, including restricted stock units and restricted shares, in our Class A common stock to certain of our employees, independent contractors and members of our board of directors. The following is a summary of the awards granted during the years ended December 31, 2015, 2014 and 2013.

•

During the year ended December 31, 2015, we granted RSUs that are performance vesting in nature, with 1,281,267 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 1,535,940 RSUs that are time vesting in nature.

•

During the year ended December 31, 2014, we granted RSUs that are performance vesting in nature, with 1,027,786 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 1,604,744 RSUs that are time vesting in nature.

•

During the year ended December 31, 2013, we granted RSUs that are performance vesting in nature, with 1,090,152 reflecting the number of RSUs that will be issued based on the performance targets actually achieved, and 1,613,906 RSUs and 72,580 restricted shares, both of which are time vesting in nature.

Our performance-vesting awards generally vest in full three years from the grant date, based on our achievement against various adjusted income per share performance targets, or in some cases against adjusted EBITDA performance targets of our consolidated business, business lines or regions. Our time-vesting awards generally vest 25% per year over four years from the grant date.

A summary of the status of our non-vested stock awards is presented in the table below:

	Shares / Units	Weighted Average Market Value Per Share
Balance at December 31, 2012	7,973,489	$17.65
Granted	2,669,410	22.94
Vested	(2,923,485)	14.48
Forfeited	(177,905)	18.15

Balance at December 31, 2013	7,541,509	20.76
Granted	2,118,637	30.78
Vested	(1,976,587)	19.02
Forfeited	(141,463)	20.15

Balance at December 31, 2014	7,542,096	22.53
Granted	2,195,638	36.80
Vested	(2,033,263)	21.29
Forfeited	(237,406)	26.10

Balance at December 31, 2015	7,467,065	29.08

Total compensation expense related to non-vested stock awards was $74.7 million, $59.7 million and $48.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $139.5 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $231.9 million, $206.3 million and $148.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

401(k) Plan. Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our non-union U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a Company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. For 2015, 2014, and 2013, we contributed a 50% match on the first 5%, 4% and 3%, respectively, of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $29.0 million, $21.3 million and $15.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2015, approximately 1.3 million shares of our common stock were held as investments by participants in our 401(k) Plan.

Pension Plans. We have two contributory defined benefit pension plans in the U.K. The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, also had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain the plans to provide retirement benefits to existing and former employees participating in these plans. With respect to these plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. Effective July 1, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in a defined contribution plan. As of December 31, 2015 and 2014, the fair values of pension plan assets were $305.5 million and $328.3 million, respectively, and the fair values of projected benefit obligations in aggregate were $377.5 million and $421.2 million, respectively. As a result, the plans were underfunded by approximately $72.0 million and $92.9 million at December 31, 2015 and 2014, respectively, and were recorded as net liabilities included in other long term liabilities in the accompanying consolidated balance sheets. Items not yet recognized as a component of net periodic pension cost (benefit) were $132.8 million and $141.9 million at December 31, 2015 and 2014, respectively, and were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Net periodic pension cost (benefit) was not material for the years ended December 31, 2015, 2014 and 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

The components of income from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$600,939	$537,271	$431,024
Foreign	278,791	239,991	77,961

	$879,730	$777,262	$508,985

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$215,703	$173,110	$118,741
Deferred	1,559	(333)	8,023

	217,262	172,777	126,764
State:
Current	24,476	18,876	23,324
Deferred	861	669	(14,036)

	25,337	19,545	9,288
Foreign:
Current	91,048	87,769	85,848
Deferred	(12,794)	(16,332)	(34,713)

	78,254	71,437	51,135

	$320,853	$263,759	$187,187

The following is a reconciliation stated as a percentage of pre-tax income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	3	3	2
Non-deductible expenses	1	1	1
Reserves for uncertain tax positions	1	(2)	—
Foreign earnings repatriation	—	1	(5)
Non-controlling interests	—	(1)	(1)
Acquisition costs	—	—	1
Change in valuation allowance	(1)	(1)	5
Credits and exemptions	(2)	(1)	(1)
Foreign rate differential	(2)	(2)	—
Other	1	1	—

Effective tax rate	36%	34%	37%

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2015, 2014 and 2013, respectively, we recorded a $3.2 million, $2.2 million and $10.5 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $2.3 million, $1.2 million and $9.9 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2015, 2014 and 2013, respectively.

Cumulative tax effects of temporary differences are shown below at December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Asset (Liability)
Property and equipment	$(80,925)	$(82,378)
Bad debt and other reserves	59,257	52,071
Capitalized costs and intangibles	(283,156)	(211,133)
Derivative financial instruments	8,583	10,603
Bonus and deferred compensation	250,600	224,460
Investments	6,395	4,942
NOL and state tax credits	57,027	50,400
Foreign tax credits	53,976	53,455
Unconsolidated affiliates	23,981	23,213
Pension obligation	26,251	21,788
All other	4,574	2,702

Net deferred tax assets before valuation allowance	126,563	150,123
Valuation allowance	(91,672)	(93,490)

Net deferred tax assets	$34,891	$56,633

As of December 31, 2015, we had U.S. federal net operating losses (NOLs) of approximately $33.7 million, translating to a deferred tax asset before valuation allowance of $11.8 million, which will begin to expire in 2023. As of December 31, 2015, there were also deferred tax assets before valuation allowances of approximately $3.2 million related to state NOLs as well as $41.8 million related to foreign NOLs. The state and foreign NOLs both begin to expire in 2016, but the majority carry forward indefinitely. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

In addition, as of December 31, 2015, we had $54.0 million of foreign income tax credits that can be utilized to offset U.S. federal income taxes on foreign-sourced earnings. These credits are scheduled to expire in 2023.

We determined that as of December 31, 2015, $91.7 million of deferred tax assets do not satisfy the realization criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2015, our valuation allowance decreased by approximately $1.8 million. This resulted from $3.2 million of non-U.S. net operating loss utilization, $2.8 million of foreign currency translation, a reduction of historical non-U.S. net operating loss balances by $2.1 million and $1.9 million related to the release of valuation allowance on U.S. net operating losses and other assets. These decreases were partially offset by establishment of valuation allowances of $6.9 million related to non-U.S. net operating losses and other foreign assets and $1.3 million related to U.S. net operating losses and other U.S. assets. We believe it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our foreign subsidiaries have accumulated $1.4 billion of undistributed earnings for which we have not recorded a deferred tax liability. Although tax liabilities might result from dividends being paid out of these earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the U.S. and we do not have any plans to repatriate them or to sell or liquidate any of our non-U.S. subsidiaries. To the extent that we are able to repatriate the earnings in a tax efficient manner, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. Determining our tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $315.5 million at December 31, 2015. In 2013, we repatriated $196.2 million. Tax benefits associated with the release of valuation allowances on foreign tax credits of $14.5 million and $4.9 million were recorded in 2013 and 2014, respectively.

The total amount of gross unrecognized tax benefits was approximately $92.5 million and $67.0 million as of December 31, 2015 and 2014, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $43.8 million ($40.7 million, net of federal benefit received from state positions) and $37.6 million ($35.8 million, net of federal benefit received from state positions) as of December 31, 2015 and 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance, unrecognized tax benefits	$(66,984)	$(95,664)
Gross increases—tax positions in prior period	(17,545)	(8,864)
Gross decreases—tax positions in prior period	92	20,823
Gross increases—current-period tax positions	(8,792)	(4,431)
Decreases relating to settlements	—	17,747
Reductions as a result of lapse of statute of limitations	688	2,857
Foreign exchange movement	3	548

Ending balance, unrecognized tax benefits	$(92,538)	$(66,984)

We believe it is reasonably possible that between $2.0 million and $3.4 million of gross unrecognized tax benefits will be settled during the next twelve months due to filing amended returns and settling ongoing exams.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2015, 2014 and 2013, we accrued an additional $3.2 million, $3.0 million and $2.6 million, respectively, in interest and penalties associated with uncertain tax positions. During the year ended December 31, 2014, we reversed $10.5 million of accrued interest and penalties related to settled positions. As of December 31, 2015 and 2014, we have recognized a liability for interest and penalties of $28.8 million ($22.1 million, net of related federal benefit received from interest expense) and $25.5 million ($19.8 million, net of related federal benefit received from interest expense), respectively.

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

14. Stockholders’ Equity

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

We may repurchase shares awarded to certain grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. During the years ended December 31, 2015, 2014 and 2013, 332,799, 242,461 and 601,917 shares, respectively, with an average price paid per share of $32.87, $31.31 and $22.00, respectively, were repurchased relating thereto.

15. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Year Ended December 31,
	2015	2014	2013
Computation of basic income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$547,132	$484,503	$316,538
Weighted average shares outstanding for basic income per share	332,616,301	330,620,206	328,110,004

Basic income per share attributable to CBRE Group, Inc. shareholders	$1.64	$1.47	$0.96

	Year Ended December 31,
	2015	2014	2013
Computation of diluted income per share attributable to CBRE Group, Inc. shareholders:
Net income attributable to CBRE Group, Inc. shareholders	$547,132	$484,503	$316,538
Weighted average shares outstanding for basic income per share	332,616,301	330,620,206	328,110,004
Dilutive effect of contingently issuable shares	3,620,194	3,154,589	2,942,919
Dilutive effect of stock options	178,361	396,714	709,931

Weighted average shares outstanding for diluted income per share	336,414,856	334,171,509	331,762,854

Diluted income per share attributable to CBRE Group, Inc. shareholders	$1.63	$1.45	$0.95

For the years ended December 31, 2015, 2014 and 2013, 372,020, 58,631 and 72,580, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the year ended December 31, 2013, options to purchase 51,426 shares of common stock were excluded from the computation of diluted income per share. These options were excluded because their inclusion would have had an anti-dilutive effect given that the options’ exercise prices were greater than the average market price of our common stock for such period.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $3.3 billion and $2.6 billion at December 31, 2015 and 2014, respectively.

17. Discontinued Operations

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

Real estate operations and dispositions accounted for as discontinued operations for the year ended December 31, 2013 were reported in our Global Investment Management and Development Services segments and included the following (dollars in thousands):

Revenue	$9,362
Costs and expenses:
Operating, administrative and other	5,416
Depreciation and amortization	880

Total costs and expenses	6,296
Gain on disposition of real estate	28,602

Operating income	31,668
Interest expense	3,297

Income from discontinued operations, before provision for income taxes	28,371
Provision for income taxes	1,374

Income from discontinued operations, net of income taxes	26,997
Less: Income from discontinued operations attributable to non-controlling interests	24,688

Income from discontinued operations attributable to CBRE Group, Inc.	$2,309

18. Segments

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
Americas	$6,189,913	$5,203,766	$4,504,520
EMEA	3,004,484	2,344,252	1,217,109
Asia Pacific	1,135,070	967,777	872,821
Global Investment Management	460,700	468,941	537,102
Development Services	65,643	65,182	53,242

	$10,855,810	$9,049,918	$7,184,794

Depreciation and amortization
Americas	$198,908	$149,214	$116,564
EMEA	68,370	64,628	20,496
Asia Pacific	15,580	14,661	12,397
Global Investment Management	29,020	32,802	36,194
Development Services	2,218	3,796	4,739

	$314,096	$265,101	$190,390

Equity income from unconsolidated subsidiaries
Americas	$18,413	$27,679	$17,434
EMEA	1,934	1,501	1,188
Asia Pacific	83	—	—
Global Investment Management	5,972	86	2,757
Development Services	136,447	72,448	43,043

	$162,849	$101,714	$64,422

EBITDA
Americas	$836,370	$725,559	$603,191
EMEA	176,321	158,424	71,267
Asia Pacific	87,059	87,871	70,795
Global Investment Management	105,284	96,262	194,609
Development Services	92,301	74,136	43,021

	$1,297,335	$1,142,252	$982,883

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We generally use EBITDA to evaluate operating performance and for other discretionary purposes, and we believe that this measure provides a more complete understanding of ongoing operations, enhances comparability of current results to prior periods. We further believe that investors may find EBITDA useful in evaluating our operating performance compared to that of other companies in our industry because EBITDA calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending. EBITDA may vary for different companies for reasons unrelated to overall operating performance.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest expense and write-off of financing costs on extinguished debt have been expensed in the segment incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Americas
Net income attributable to CBRE Group, Inc.	$410,894	$387,302	$539,373
Add:
Depreciation and amortization	198,908	149,214	116,564
Interest expense, net	34,788	15,959	85,230
Write-off of financing costs on extinguished debt	2,685	23,087	56,295
Royalty and management service income	(15,136)	(13,411)	(295,154)
Provision for income taxes	204,231	163,408	100,883

EBITDA	$836,370	$725,559	$603,191

EMEA
Net income (loss) attributable to CBRE Group, Inc.	$29,028	$13,383	$(248,888)
Add:
Depreciation and amortization	68,370	64,628	20,496
Interest expense, net	41,341	50,344	2,060
Royalty and management service expense (income)	2,079	(5,210)	267,199
Provision for income taxes	35,503	35,279	30,400

EBITDA	$176,321	$158,424	$71,267

Asia Pacific
Net income attributable to CBRE Group, Inc.	$32,286	$35,797	$14,876
Add:
Depreciation and amortization	15,580	14,661	12,397
Interest expense, net	3,998	2,250	875
Royalty and management service expense	8,254	13,876	23,184
Provision for income taxes	26,941	21,287	19,463

EBITDA	$87,059	$87,871	$70,795

Global Investment Management
Net income (loss) attributable to CBRE Group, Inc.	$21,065	$7,530	$(7,056)
Add:
Depreciation and amortization (1)	29,020	32,802	36,670
Non-amortizable intangible asset impairment	—	—	98,129
Interest expense, net (2)	31,510	33,896	37,286
Royalty and management service expense	4,803	4,745	4,771
Provision for income taxes	18,886	17,289	24,809

EBITDA (3)	$105,284	$96,262	$194,609

Development Services
Net income attributable to CBRE Group, Inc.	$53,859	$40,491	$18,233
Add:
Depreciation and amortization (4)	2,218	3,796	5,143
Interest expense, net (5)	932	3,353	6,639
Provision for income taxes (6)	35,292	26,496	13,006

EBITDA (7)	$92,301	$74,136	$43,021

(1)	Includes depreciation and amortization related to discontinued operations of $0.5 million for the year ended December 31, 2013.
(2)	Includes interest expense related to discontinued operations of $1.0 million for the year ended December 31, 2013.
(3)	Includes EBITDA related to discontinued operations of $1.4 million for the year ended December 31, 2013.
(4)	Includes depreciation and amortization related to discontinued operations of $0.4 million for the year ended December 31, 2013.
(5)	Includes interest expense related to discontinued operations of $2.3 million for the year ended December 31, 2013.
(6)	Includes provision for income taxes related to discontinued operations of $1.3 million for the year ended December 31, 2013.
(7)	Includes EBITDA related to discontinued operations of $6.5 million for the year ended December 31, 2013.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Capital expenditures
Americas	$94,376	$109,297	$112,570
EMEA	33,092	30,851	18,691
Asia Pacific	7,911	23,140	15,595
Global Investment Management	3,558	6,596	9,364
Development Services	527	1,358	138

	$139,464	$171,242	$156,358

	December 31,
	2015	2014
	(Dollars in thousands)
Identifiable assets
Americas	$5,940,400	$3,450,549
EMEA	2,722,721	1,687,976
Asia Pacific	666,063	502,529
Global Investment Management	936,491	992,875
Development Services	124,715	142,537
Corporate	627,553	791,544

	$11,017,943	$7,568,010

Identifiable assets by segment are those assets used in our operations in each segment. Corporate identifiable assets include cash and cash equivalents available for general corporate use and net deferred tax assets.

	December 31,
	2015	2014
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$17,380	$23,318
EMEA	392	422
Asia Pacific	311	—
Global Investment Management	84,534	87,352
Development Services	115,326	107,188

	$217,943	$218,280

Geographic Information:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Revenue
U.S.	$5,991,826	$5,027,479	$4,359,277
U.K.	1,912,270	1,627,445	632,095
All other countries	2,951,714	2,394,994	2,193,422

	$10,855,810	$9,049,918	$7,184,794

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue shown in the table above is allocated based upon the country in which services are performed.

	December 31,
	2015	2014
	(Dollars in thousands)
Long-lived assets
U.S.	$383,927	$361,917
U.K.	63,548	52,539
All other countries	82,348	83,470

	$529,823	$497,926

The long-lived assets shown in the table above are comprised of net property and equipment.

19. Related Party Transactions

The accompanying consolidated balance sheets include loans to related parties, primarily employees other than our executive officers, of $154.4 million and $126.5 million as of December 31, 2015 and 2014, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 5.06% per annum and mature on various dates through 2023.

20. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2015 and 2014; condensed consolidating statements of operations for the years ended December 31, 2015, 2014 and 2013; condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013; and condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014 and 2013 of (a) CBRE Group, Inc., as the parent, (b) CBRE, as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) CBRE Group, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate CBRE Group, Inc. as the parent with CBRE and its guarantor and nonguarantor subsidiaries.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2015 (Dollars in thousands)
	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$8,479	$147,410	$384,509	$—	$540,403
Restricted cash	—	—	6,421	66,343	—	72,764
Receivables, net	—	—	860,776	1,610,964	—	2,471,740
Warehouse receivables (a)	—	—	1,397,094	370,013	—	1,767,107
Income taxes receivable	25,912	6,365	10,552	48,779	(32,277)	59,331
Prepaid expenses	—	—	77,109	95,813	—	172,922
Other current assets	—	9,236	62,386	149,334	—	220,956

Total Current Assets	25,917	24,080	2,561,748	2,725,755	(32,277)	5,305,223
Property and equipment, net	—	—	382,897	146,926	—	529,823
Goodwill	—	—	1,626,618	1,459,379	—	3,085,997
Other intangible assets, net	—	—	844,611	605,858	—	1,450,469
Investments in unconsolidated subsidiaries	—	—	184,508	33,435	—	217,943
Investments in consolidated subsidiaries	3,699,642	3,796,841	2,360,544	—	(9,857,027)	—
Intercompany loan receivable	—	2,590,949	700,000	—	(3,290,949)	—
Deferred tax assets, net	—	—	68,971	105,754	(39,473)	135,252
Other assets, net	—	22,055	176,835	94,346	—	293,236

Total Assets	$3,725,559	$6,433,925	$8,906,732	$5,171,453	$(13,219,726)	$11,017,943

Current Liabilities:
Accounts payable and accrued expenses	$—	$31,616	$395,509	$1,056,994	$—	$1,484,119
Compensation and employee benefits payable	—	626	388,251	316,193	—	705,070
Accrued bonus and profit sharing	—	—	479,106	387,788	—	866,894
Income taxes payable	—	—	69,121	45,350	(32,277)	82,194
Short-term borrowings:
Warehouse lines of credit (a)	—	—	1,388,033	362,748	—	1,750,781
Other	—	—	16	—	—	16

Total short-term borrowings	—	—	1,388,049	362,748	—	1,750,797
Current maturities of long-term debt	—	34,375	—	53	—	34,428
Other current liabilities	—	1,063	31,474	38,118	—	70,655

Total Current Liabilities	—	67,680	2,751,510	2,207,244	(32,277)	4,994,157
Long-Term Debt, net:
Long-term debt, net	—	2,645,101	—	10	—	2,645,111
Intercompany loan payable	1,012,907	—	2,043,433	234,609	(3,290,949)	—

Total Long-Term Debt, net	1,012,907	2,645,101	2,043,433	234,619	(3,290,949)	2,645,111
Deferred tax liabilities, net	—	—	—	139,834	(39,473)	100,361
Non-current tax liabilities	—	—	87,483	1,184	—	88,667
Other liabilities	—	21,502	227,465	181,610	—	430,577

Total Liabilities	1,012,907	2,734,283	5,109,891	2,764,491	(3,362,699)	8,258,873

Commitments and contingencies	—	—	—	—	—	—

Equity:
CBRE Group, Inc. Stockholders’ Equity	2,712,652	3,699,642	3,796,841	2,360,544	(9,857,027)	2,712,652
Non-controlling interests	—	—	—	46,418	—	46,418

Total Equity	2,712,652	3,699,642	3,796,841	2,406,962	(9,857,027)	2,759,070

Total Liabilities and Equity	$3,725,559	$6,433,925	$8,906,732	$5,171,453	$(13,219,726)	$11,017,943

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 4.875% senior notes, 5.25% senior notes, 5.00% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under BofA, Capital One, TD Bank, JP Morgan and Fannie Mae ASAP lines of credit are pledged to BofA, Capital One, TD Bank, JP Morgan and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014 (Dollars in thousands)
	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Current Assets:
Cash and cash equivalents	$5	$18,262	$374,103	$348,514	$—	$740,884
Restricted cash	—	—	630	27,460	—	28,090
Receivables, net	—	—	605,044	1,131,185	—	1,736,229
Warehouse receivables (a)	—	—	339,921	166,373	—	506,294
Income taxes receivable	19,443	—	18,965	46,875	(19,443)	65,840
Prepaid expenses	—	—	62,902	79,817	—	142,719
Other current assets	—	1,185	51,207	99,321	—	151,713

Total Current Assets	19,448	19,447	1,452,772	1,899,545	(19,443)	3,371,769
Property and equipment, net	—	—	361,899	136,027	—	497,926
Goodwill	—	—	1,196,418	1,137,403	—	2,333,821
Other intangible assets, net	—	—	493,058	309,302	—	802,360
Investments in unconsolidated subsidiaries	—	—	173,738	44,542	—	218,280
Investments in consolidated subsidiaries	3,019,410	2,433,913	914,895	—	(6,368,218)	—
Intercompany loan receivable	—	2,453,215	700,000	—	(3,153,215)	—
Deferred tax assets, net	—	—	53,274	77,058	(31,097)	99,235
Other assets, net	—	9,384	163,495	71,740	—	244,619

Total Assets	$3,038,858	$4,915,959	$5,509,549	$3,675,617	$(9,571,973)	$7,568,010

Current Liabilities:
Accounts payable and accrued expenses	$—	$19,541	$257,591	$550,398	$—	$827,530
Compensation and employee benefits payable	—	626	346,663	276,525	—	623,814
Accrued bonus and profit sharing	—	—	425,329	363,529	—	788,858
Income taxes payable	—	—	36,301	36,273	(19,443)	53,131
Short-term borrowings:
Warehouse lines of credit (a)	—	—	337,184	164,001	—	501,185
Revolving credit facility	—	—	—	4,840	—	4,840
Other	—	—	16	9	—	25

Total short-term borrowings	—	—	337,200	168,850	—	506,050
Current maturities of long-term debt	—	39,650	2,734	23	—	42,407
Other current liabilities	—	1,258	58,357	27,360	—	86,975

Total Current Liabilities	—	61,075	1,464,175	1,422,958	(19,443)	2,928,765
Long-Term Debt, net
Long-term debt, net	—	1,808,579	—	26	—	1,808,605
Intercompany loan payable	779,028	—	1,350,424	1,023,763	(3,153,215)	—

Total Long-Term Debt, net	779,028	1,808,579	1,350,424	1,023,789	(3,153,215)	1,808,605
Deferred tax liabilities, net	—	—	—	73,699	(31,097)	42,602
Non-current tax liabilities	—	—	45,936	67	—	46,003
Other liabilities	—	26,895	215,101	198,641	—	440,637

Total Liabilities	779,028	1,896,549	3,075,636	2,719,154	(3,203,755)	5,266,612

Commitments and contingencies	—	—	—	—	—	—

Equity:
CBRE Group, Inc. Stockholders’ Equity	2,259,830	3,019,410	2,433,913	914,895	(6,368,218)	2,259,830
Non-controlling interests	—	—	—	41,568	—	41,568

Total Equity	2,259,830	3,019,410	2,433,913	956,463	(6,368,218)	2,301,398

Total Liabilities and Equity	$3,038,858	$4,915,959	$5,509,549	$3,675,617	$(9,571,973)	$7,568,010

(a)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.25% senior notes, 5.00% senior notes and our 2013 Credit Agreement, a substantial majority of warehouse receivables funded under BofA, JP Morgan, Capital One and Fannie Mae ASAP lines of credit are pledged to BofA, JP Morgan, Capital One and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$5,817,752	$5,038,058	$—	$10,855,810
Costs and expenses:
Cost of services	—	—	3,782,705	3,300,227	—	7,082,932
Operating, administrative and other	67,549	(23,833)	1,349,874	1,240,019	—	2,633,609
Depreciation and amortization	—	—	173,741	140,355	—	314,096

Total costs and expenses	67,549	(23,833)	5,306,320	4,680,601	—	10,030,637
Gain on disposition of real estate	—	—	3,859	6,912	—	10,771

Operating (loss) income	(67,549)	23,833	515,291	364,369	—	835,944
Equity income from unconsolidated subsidiaries	—	—	161,404	1,445	—	162,849
Other income (loss)	—	1	1,483	(5,293)	—	(3,809)
Interest income	—	196,439	122,260	4,087	(316,475)	6,311
Interest expense	—	234,180	137,281	63,894	(316,475)	118,880
Write-off of financing costs on extinguished debt	—	2,685	—	—	—	2,685
Royalty and management service (income) expense	—	—	(27,445)	27,445	—	—
Income from consolidated subsidiaries	588,769	598,996	151,723	—	(1,339,488)	—

Income before (benefit of) provision for income taxes	521,220	582,404	842,325	273,269	(1,339,488)	879,730
(Benefit of) provision for income taxes	(25,912)	(6,365)	243,329	109,801	—	320,853

Net income	547,132	588,769	598,996	163,468	(1,339,488)	558,877
Less: Net income attributable to non-controlling interests	—	—	—	11,745	—	11,745

Net income attributable to CBRE Group, Inc.	$547,132	$588,769	$598,996	$151,723	$(1,339,488)	$547,132

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$4,892,760	$4,157,158	$—	$9,049,918
Costs and expenses:
Cost of services	—	—	3,094,211	2,517,051	—	5,611,262
Operating, administrative and other	52,233	(906)	1,173,045	1,214,588	—	2,438,960
Depreciation and amortization	—	—	130,672	134,429	—	265,101

Total costs and expenses	52,233	(906)	4,397,928	3,866,068	—	8,315,323
Gain on disposition of real estate	—	—	7,003	50,656	—	57,659

Operating (loss) income	(52,233)	906	501,835	341,746	—	792,254
Equity income from unconsolidated subsidiaries	—	—	95,271	6,443	—	101,714
Other income	—	1	3,661	8,521	—	12,183
Interest income	—	222,738	2,159	4,069	(222,733)	6,233
Interest expense	—	101,309	158,030	75,429	(222,733)	112,035
Write-off of financing costs on extinguished debt	—	23,087	—	—	—	23,087
Royalty and management service (income) expense	—	—	(24,758)	24,758	—	—
Income from consolidated subsidiaries	517,293	454,989	128,641	—	(1,100,923)	—

Income before (benefit of) provision for income taxes	465,060	554,238	598,295	260,592	(1,100,923)	777,262
(Benefit of) provision for income taxes	(19,443)	36,945	143,306	102,951	—	263,759

Net income	484,503	517,293	454,989	157,641	(1,100,923)	513,503
Less: Net income attributable to non-controlling interests	—	—	—	29,000	—	29,000

Net income attributable to CBRE Group, Inc.	$484,503	$517,293	$454,989	$128,641	$(1,100,923)	$484,503

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Revenue	$—	$—	$4,230,354	$2,954,440	$—	$7,184,794
Costs and expenses:
Cost of services	—	—	2,609,700	1,579,689	—	4,189,389
Operating, administrative and other	42,601	9,660	1,007,539	1,044,510	—	2,104,310
Depreciation and amortization	—	—	105,700	84,690	—	190,390
Non-amortizable intangible asset impairment	—	—	—	98,129	—	98,129

Total costs and expenses	42,601	9,660	3,722,939	2,807,018	—	6,582,218
Gain on disposition of real estate	—	—	7,508	6,044	—	13,552

Operating (loss) income	(42,601)	(9,660)	514,923	153,466	—	616,128
Equity income from unconsolidated subsidiaries	—	—	61,188	3,234	—	64,422
Other (loss) income	—	(7)	5,764	7,766	—	13,523
Interest income	—	137,718	2,166	4,109	(137,704)	6,289
Interest expense	—	120,669	125,058	27,059	(137,704)	135,082
Write-off of financing costs on extinguished debt	—	56,295	—	—	—	56,295
Royalty and management service (income) expense	—	—	(304,652)	304,652	—	—
Income (loss) from consolidated subsidiaries	343,247	373,914	(240,965)	—	(476,196)	—

Income (loss) from continuing operations before (benefit of) provision for income taxes	300,646	325,001	522,670	(163,136)	(476,196)	508,985
(Benefit of) provision for income taxes	(15,892)	(18,246)	148,756	72,569	—	187,187

Net income (loss) from continuing operations	316,538	343,247	373,914	(235,705)	(476,196)	321,798
Income from discontinued operations, net of income taxes	—	—	—	26,997	—	26,997

Net income (loss)	316,538	343,247	373,914	(208,708)	(476,196)	348,795
Less: Net income attributable to non-controlling interests	—	—	—	32,257	—	32,257

Net income (loss) attributable to CBRE Group, Inc.	$316,538	$343,247	$373,914	$(240,965)	$(476,196)	$316,538

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Elimination	Consolidated Total
Net income	$547,132	$588,769	$598,996	$163,468	$(1,339,488)	$558,877
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(164,350)	—	(164,350)
Fees associated with termination of interest rate swaps, net of tax	—	(3,908)	—	—	—	(3,908)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	7,680	—	—	—	7,680
Unrealized losses on interest rate swaps, net of tax	—	(4,107)	—	—	—	(4,107)
Unrealized holding losses on available for sale securities, net of tax	—	—	(674)	(31)	—	(705)
Pension liability adjustments, net of tax	—	—	—	3,741	—	3,741
Other, net			3			3

Total other comprehensive loss	—	(335)	(671)	(160,640)	—	(161,646)

Comprehensive income	547,132	588,434	598,325	2,828	(1,339,488)	397,231
Less: Comprehensive income attributable to non-controlling interests	—	—	—	11,754	—	11,754

Comprehensive income (loss) attributable to CBRE Group, Inc.	$547,132	$588,434	$598,325	$(8,926)	$(1,339,488)	$385,477

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$33,959	$(7,477)	$452,304	$173,111	$651,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(84,933)	(54,531)	(139,464)
Acquisition of GWS, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(729,729)	(691,934)	(1,421,663)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(153,690)	(7,416)	(161,106)
Contributions to unconsolidated subsidiaries	—	—	(66,966)	(4,242)	(71,208)
Distributions from unconsolidated subsidiaries	—	—	179,699	7,878	187,577
Net proceeds from disposition of real estate held for investment	—	—	—	3,584	3,584
Additions to real estate held for investment	—	—	—	(2,053)	(2,053)
Proceeds from the sale of servicing rights and other assets	—	—	14,503	15,929	30,432
Increase in restricted cash	—	—	(5,791)	(43,221)	(49,012)
Purchase of available for sale securities	—	—	(40,287)	—	(40,287)
Proceeds from the sale of available for sale securities	—	—	42,572	—	42,572
Other investing activities, net	—	—	1,669	—	1,669

Net cash used in investing activities	—	—	(842,953)	(776,006)	(1,618,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	900,000	—	—	900,000
Repayment of senior term loans	—	(657,488)	—	—	(657,488)
Proceeds from revolving credit facility	—	2,643,500	—	—	2,643,500
Repayment of revolving credit facility	—	(2,643,500)	—	(4,512)	(2,648,012)
Proceeds from issuance of 4.875% senior notes, net	—	595,440	—	—	595,440
Repayment of notes payable on real estate held for investment	—	—	—	(1,576)	(1,576)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	20,879	20,879
Repayment of notes payable on real estate held for sale and under development	—	—	—	(1,186)	(1,186)
Shares repurchased for payment of taxes on equity awards	(24,523)	—	—	—	(24,523)
Proceeds from exercise of stock options	7,525	—	—	—	7,525
Incremental tax benefit from stock options exercised	2,277	—	—	—	2,277
Non-controlling interests contributions	—	—	—	5,909	5,909
Non-controlling interests distributions	—	—	—	(16,582)	(16,582)
Payment of financing costs	—	(30,579)	—	(85)	(30,664)
(Increase) decrease in intercompany receivables, net	(19,238)	(809,679)	167,505	661,412	—
Other financing activities, net	—	—	(3,549)	(2,402)	(5,951)

Net cash (used in) provided by financing activities	(33,959)	(2,306)	163,956	661,857	789,548

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(22,967)	(22,967)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(9,783)	(226,693)	35,995	(200,481)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$8,479	$147,410	$384,509	$540,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$86,562	$126	$1,390	$88,078

Income tax payments, net	$—	$—	$179,418	$106,312	$285,730

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$23,416	$94,165	$345,141	$199,058	$661,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(109,173)	(62,069)	(171,242)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(62,071)	(84,986)	(147,057)
Contributions to unconsolidated subsidiaries	—	—	(56,634)	(2,543)	(59,177)
Distributions from unconsolidated subsidiaries	—	—	90,292	13,975	104,267
Net proceeds from disposition of real estate held for investment	—	—	—	77,278	77,278
Additions to real estate held for investment	—	—	—	(10,961)	(10,961)
Proceeds from the sale of servicing rights and other assets	—	—	11,655	13,886	25,541
Decrease in restricted cash	—	6,871	2,015	22,003	30,889
Purchase of available for sale securities	—	—	(89,885)	—	(89,885)
Proceeds from the sale of available for sale securities	—	—	88,214	—	88,214
Other investing activities, net	—	—	577	—	577

Net cash provided by (used in) investing activities	—	6,871	(125,010)	(33,417)	(151,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(39,650)	—	—	(39,650)
Proceeds from revolving credit facility	—	1,807,000	—	66,568	1,873,568
Repayment of revolving credit facility	—	(1,835,928)	—	(163,494)	(1,999,422)
Proceeds from issuance of 5.25% senior notes	—	426,875	—	—	426,875
Repayment of 6.25% senior notes	—	(350,000)	—	—	(350,000)
Proceeds from notes payable on real estate held for investment	—	—	—	5,022	5,022
Repayment of notes payable on real estate held for investment	—	—	—	(27,563)	(27,563)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	8,274	8,274
Repayment of notes payable on real estate held for sale and under development	—	—	—	(80,218)	(80,218)
Shares repurchased for payment of taxes on equity awards	(16,685)	—	—	—	(16,685)
Proceeds from exercise of stock options	6,203	—	—	—	6,203
Incremental tax benefit from stock options exercised	1,218	—	—	—	1,218
Non-controlling interests contributions	—	—	—	2,938	2,938
Non-controlling interests distributions	—	—	—	(33,971)	(33,971)
Payment of financing costs	—	(4,614)	—	(1,333)	(5,947)
(Increase) decrease in intercompany receivables, net	(14,152)	(98,042)	65,602	46,592	—
Other financing activities, net	—	—	(2,874)	163	(2,711)

Net cash (used in) provided by financing activities	(23,416)	(94,359)	62,728	(177,022)	(232,069)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(29,183)	(29,183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	6,677	282,859	(40,564)	248,972
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$18,262	$374,103	$348,514	$740,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$112,059	$472	$6,218	$118,749

Income tax payments, net	$—	$37	$221,898	$109,322	$331,257

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$24,043	$5,366	$663,640	$52,059	$745,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(112,528)	(43,830)	(156,358)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(67,095)	(437,052)	(504,147)
Contributions to unconsolidated subsidiaries	—	—	(49,721)	127	(49,594)
Distributions from unconsolidated subsidiaries	—	—	63,049	19,181	82,230
Net proceeds from disposition of real estate held for investment	—	—	—	113,241	113,241
Additions to real estate held for investment	—	—	—	(2,559)	(2,559)
Proceeds from the sale of servicing rights and other assets	—	—	15,537	16,479	32,016
(Increase) decrease in restricted cash	—	(8)	1,510	6,967	8,469
Purchase of available for sale securities	—	—	(65,111)	—	(65,111)
Proceeds from the sale of available for sale securities	—	—	66,222	3,466	69,688
Other investing activities, net	—	—	4,441	2,690	7,131

Net cash used in investing activities	—	(8)	(143,696)	(321,290)	(464,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured term loans	—	715,000	—	—	715,000
Repayment of senior secured term loans	—	(1,382,237)	—	(256,780)	(1,639,017)
Proceeds from revolving credit facility	—	439,000	—	171,562	610,562
Repayment of revolving credit facility	—	(421,000)	—	(121,150)	(542,150)
Proceeds from issuance of 5.00% senior notes	—	800,000	—	—	800,000
Repayment of 11.625% senior subordinated notes	—	(450,000)	—	—	(450,000)
Proceeds from notes payable on real estate held for investment	—	—	—	2,762	2,762
Repayment of notes payable on real estate held for investment	—	—	—	(74,544)	(74,544)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	9,526	9,526
Repayment of notes payable on real estate held for sale and under development	—	—	—	(136,528)	(136,528)
Shares repurchased for payment of taxes on equity awards	(16,628)	—	—	—	(16,628)
Proceeds from exercise of stock options	5,780	—	—	—	5,780
Incremental tax benefit from stock options exercised	9,891	—	—	—	9,891
Non-controlling interests contributions	—	—	—	1,092	1,092
Non-controlling interests distributions	—	—	—	(128,168)	(128,168)
Payment of financing costs	—	(28,995)	—	(327)	(29,322)
(Increase) decrease in intercompany receivables, net	(23,086)	316,147	(1,104,501)	811,440	—
Other financing activities, net	—	—	(4,311)	(226)	(4,537)

Net cash (used in) provided by financing activities	(24,043)	(12,085)	(1,108,812)	278,659	(866,281)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(11,218)	(11,218)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(6,727)	(588,868)	(1,790)	(597,385)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,312	680,112	390,868	1,089,297

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$11,585	$91,244	$389,078	$491,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$106,433	$450	$10,267	$117,150

Income tax payments, net	$—	$—	$113,090	$90,312	$203,402

CBRE GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended June 30, 2015	Three Months Ended March 31, 2015
	(Dollars in thousands, except share data)
Revenue	$3,700,242	$2,712,559	$2,390,506	$2,052,503
Operating income	$206,983	$240,101	$228,755	$160,105
Net income attributable to CBRE Group, Inc.	$180,043	$149,123	$125,029	$92,937
Basic income per share	$0.54	$0.45	$0.38	$0.28
Weighted average shares outstanding for basic income per share	333,783,269	332,684,487	331,999,935	331,976,907
Diluted income per share	$0.53	$0.44	$0.37	$0.28
Weighted average shares outstanding for diluted income per share	337,223,824	336,561,877	336,154,524	335,698,590

	Three Months Ended December 31, 2014	Three Months Ended September 30, 2014	Three Months Ended June 30, 2014	Three Months Ended March 31, 2014
	(Dollars in thousands, except share data)
Revenue	$2,787,194	$2,275,076	$2,126,806	$1,860,842
Operating income	$288,627	$185,140	$206,006	$112,481
Net income attributable to CBRE Group, Inc.	$204,277	$107,099	$105,464	$67,663
Basic income per share	$0.62	$0.32	$0.32	$0.21
Weighted average shares outstanding for basic income per share	331,875,303	330,419,006	330,133,061	330,035,445
Diluted income per share	$0.61	$0.32	$0.32	$0.20
Weighted average shares outstanding for diluted income per share	335,106,838	334,293,046	333,918,620	333,349,519

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. We acquired Johnson Control Inc.’s Global Workplace Solutions business during 2015 (“Acquired Business”) as defined in Note 3 to the consolidated financial statements, and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, the Acquired Business’s internal control over financial reporting associated with total assets of $2.3 billion and total revenues of $982.0 million included our consolidated financial statements as of December 31, 2015. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by our Deputy Chief Financial Officer and Chief Accounting Officer and other members of our Disclosure Committee. In addition to our Deputy Chief Financial Officer and

Chief Accounting Officer, our Disclosure Committee consists of our General Counsel, the chief communication officer, our corporate controller, our head of Global Internal Audit, senior officers of significant business lines and other select employees.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Elect Directors,” “Corporate Governance,” “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Corporate Governance,” “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2015. All outstanding awards relate to our Class A common stock.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	8,730,522	$0.17	10,774,194
Equity compensation plans not approved by security holders	—	—	—

Total	8,730,522	$0.17	10,774,194

(1)	Consists of stock options and restricted stock units (“RSUs”) issued under our 2012 Equity Incentive Plan (the “2012 Plan”) and our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). Our 2004 Plan terminated in May 2012 in connection with the adoption of the 2012 Plan, and we cannot issue any further awards under the 2004 Plan.

In addition:

•	The figures in the foregoing table include:

•	3,159,411 RSUs that are performance vesting in nature, with the figures in the table reflecting the maximum number of RSUs that may be issued if all performance-based targets are satisfied;

•	5,455,308 RSUs that are time vesting in nature; and

•	115,803 shares issuable upon the exercise of outstanding options.

•

Excluding all outstanding RSUs (which can be exercised for no consideration), the weighted-average exercise price of outstanding options, warrants and rights indicated in the table above would increase to $12.74 per share.

We incorporate herein by reference the information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Elect Directors,” “Corporate Governance” and “Related-Party Transactions” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 56.

2.	Financial Statement Schedules

See Schedule II on page 127.

3.	Exhibits

See Exhibit Index beginning on page 129 hereof.

CBRE GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2012	$35,492
Charges to expense	9,579
Write-offs, payments and other	(4,809)

Balance, December 31, 2013	$40,262
Charges to expense	8,165
Write-offs, payments and other	(6,596)

Balance, December 31, 2014	$41,831
Charges to expense	10,211
Write-offs, payments and other	(5,436)

Balance, December 31, 2015	$46,606

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

By:	/s/ ROBERT E. SULENTIC
Robert E. Sulentic President and Chief Executive Officer

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. BLUM Richard C. Blum	Director	February 29, 2016

/s/ GIL BOROK Gil Borok	Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)	February 29, 2016

/s/ BRANDON B. BOZE Brandon B. Boze	Director	February 29, 2016

/s/ CURTIS F. FEENY Curtis F. Feeny	Director	February 29, 2016

/s/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	February 29, 2016

/s/ JAMES R. GROCH James R. Groch	Chief Financial Officer (principal financial officer)	February 29, 2016

/s/ CHRISTOPHER T. JENNY Christopher T. Jenny	Director	February 29, 2016

/s/ MICHAEL KANTOR Michael Kantor	Director	February 29, 2016

/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Director	February 29, 2016

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	February 29, 2016

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director and President and Chief Executive Officer (principal executive officer)	February 29, 2016

/s/ LAURA D. TYSON Laura D. Tyson	Director	February 29, 2016

/s/ GARY L. WILSON Gary L. Wilson	Director	February 29, 2016

/s/ RAY WIRTA Ray Wirta	Chairman of the Board	February 29, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CB Richard Ellis Group, Inc. and others (PERE Share Purchase Agreement)	8-K	001-32205	2.02	2/18/2011

2.1(b)	First Amendment, dated June 20, 2011, to PERE Share Purchase Agreement, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.3	8/9/2011

2.1(c)	Second Amendment to the PERE Share Purchase Agreement, dated October 3, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.03	10/7/2011

2.1(d)	Third Amendment to the PERE Share Purchase Agreement, dated October 31, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, CBRE, Inc. and others	8-K	001-32205	2.04	11/4/2011

2.2	Share Sale Agreement, dated November 12, 2013, among William Investments Limited, the individuals named therein, CBRE Holdings Limited, CBRE UK Acquisition Company Limited and CBRE Group, Inc.	8-K	001-32205	1.01	11/13/2013

2.3	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between CBRE, Inc. and Johnson Controls, Inc.	8-K	001-32205	2.1	04/03/2015

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1	11/9/2011

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	12/23/2015

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1	4/30/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3		7/30/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	5/10/2013

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.3(c)	Second Supplemental Indenture, dated as April 10, 2013 among CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(d)	Form of 5.00% Senior Notes due 2013 (included in Exhibit 4.3(b))	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(e)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc. from time to time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

4.3(f)	Second Supplemental Indenture, dated as of September 26, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	8-K	001-32205	4.1		9/26/2014

4.3(g)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.3(f))	8-K	001-32205	4.2		9/26/2014

4.3(h)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

4.3(i)	Third Supplemental Indenture, dated as of December 12, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1		12/12/2014

4.3(j)	Fourth Supplemental Indenture, dated as of August 13, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026	8-K	001-32205	4.1		8/13/2015

4.3(k)	Form of 4.875% Senior Notes due 2026 (included in Exhibit 4.3(j))	8-K	001-32205	4.2		8/13/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.3(l)	Fifth Supplemental Indenture, dated as of September 25, 2015, among CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, the 5.25% Senior Notes due 2025 and the 4.875% Senior Notes due 2026	8-K	001-32205	4.1	9/25/2015

10.1	Amendment and Restatement Agreement, dated as of March 28, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (superseded as of January 9, 2015 by Exhibit 10.2)	8-K	001-32205	4.1	5/10/2013

10.2	Second Amended and Restated Credit Agreement, dated as of January 9, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.	8-K	001-32205	10.1	01/13/2015

10.3(a)	Guarantee and Pledge Agreement, dated as of November 10, 2010, among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (superseded as of January 9, 2015 by Exhibit 10.4(a))	8-K	001-32205	10.2	11/17/2010

10.3(b)	Form of Supplement among certain new U.S. subsidiaries from time-to-time and Credit Suisse AG, as collateral agent, to the Guarantee and Pledge Agreement, dated as of November 10, 2010, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc., certain subsidiaries of CB Richard Ellis Group, Inc. and Credit Suisse AG, as collateral agent for the Secured Parties (as defined therein) (superseded as of January 9, 2015 by Exhibit 10.4(b))	8-K	001-32205	10.1	7/29/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.4(a)	Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among the Company, CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent	8-K	001-32205	10.2	01/13/2015

10.4(b)	Form of Supplement among CBRE Group, Inc., CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent to the Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among CBRE Group, Inc., CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (included in Exhibit 10.4(a))	8-K	001-32205	10.2	01/13/2015

10.5	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 28, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	10.1	05/28/2015

10.6	Supplement No. 1, dated as of September 25, 2015, to the Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., and Credit Suisse AG, as administrative agent and as collateral agent	8-K	001-32205	10.1	09/25/2015

10.7	Incremental Assumption Agreement, dated as of September 3, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent.	8-K	001-32205	10.1	09/09/2015

10.8	Executive Bonus Plan, dated February 21, 2014 +	10-K	001-32205	10.3	3/3/2014

10.9	CBRE Group, Inc. Executive Incentive Plan (superseded effective February 11, 2015 by Exhibit 10.10) +	10-K	001-32205	10.4	3/3/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.10	CBRE Group, Inc. Executive Incentive Plan, effective February 11, 2015 +	8-K	001-32205	10.1	05/21/2015

10.11	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/8/2009

10.12(a)	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated June 2, 2008 +	8-K	001-32205	10.1	6/6/2008

10.12(b)	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc., dated December 3, 2008 +	10-Q	001-32205	10.3	5/11/2009

10.13	CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.1	5/8/2012

10.14	Form of Nonstatutory Stock Option Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.2	5/8/2012

10.15	Form of Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.3	5/8/2012

10.16	Form of Restricted Stock Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.4	5/8/2012

10.17	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.1	8/20/2013

10.18	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.2	8/20/2013

10.19	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.3	8/20/2013

10.20	CBRE Deferred Compensation Plan, as Amended and Restated effective April 15, 2012 +	8-K	001-32205	10.1	3/12/2012

10.21	Form of Grant Notice and Restricted Stock Unit Agreement (Non-Employee Director) for the CBRE Group, Inc. 2012 Equity Incentive Plan+	10-Q	001-32205	10.1	08/11/2014

10.22	CBRE Group, Inc. Change in Control and Severance Plan for Senior Management+	8-K	001-32205	10.1	03/27/2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.23	Form of Designation Letter for the CBRE Group, Inc. Change in Control and Severance Plan for Senior Management (included in Exhibit 10.22)	8-K	001-32205	10.2	03/27/2015

11	Statement concerning Computation of Per Share Earnings (filed as Note 15 of the Consolidated Financial Statements)					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of CBRE Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing Exhibit Index, (1) references to CB Richard Ellis Group, Inc. are now to CBRE Group, Inc., (2) references to CB Richard Ellis Services, Inc. are now to CBRE Services, Inc., and (3) references to CB Richard Ellis, Inc. are now to CBRE, Inc.

+	Denotes a management contract or compensatory arrangement