Form 10-Q
period 2016-03-31
CBRE GROUP, INC.
filed 2016-05-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001 – 32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 South Hope Street, 25th Floor Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

(213) 613-3333	Not applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of Class A common stock outstanding at April 30, 2016 was 335,435,928.

FORM 10-Q

March  31, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$489,229	$540,403
Restricted cash	63,372	72,764
Receivables, less allowance for doubtful accounts of $48,778 and $46,606 at March 31, 2016 and December 31, 2015, respectively	2,344,825	2,471,740
Warehouse receivables	724,508	1,767,107
Income taxes receivable	73,303	59,331
Prepaid expenses	178,935	172,922
Other current assets	212,724	220,956

Total Current Assets	4,086,896	5,305,223
Property and equipment, net	528,350	529,823
Goodwill	3,133,866	3,085,997
Other intangible assets, net of accumulated amortization of $637,418 and $589,236 at March 31, 2016 and December 31, 2015, respectively	1,416,336	1,450,469
Investments in unconsolidated subsidiaries	220,533	217,943
Deferred tax assets, net	127,513	135,252
Other assets, net	321,641	293,236

Total Assets	$9,835,135	$11,017,943

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,351,062	$1,484,119
Compensation and employee benefits payable	648,996	705,070
Accrued bonus and profit sharing	552,031	866,894
Income taxes payable	59,030	82,194
Short-term borrowings:
Warehouse lines of credit	714,377	1,750,781
Revolving credit facility	280,000	—
Other	16	16

Total short-term borrowings	994,393	1,750,797
Current maturities of long-term debt	40,062	34,428
Other current liabilities	50,846	70,655

Total Current Liabilities	3,696,420	4,994,157
Long-term debt, net of current maturities	2,635,045	2,645,111
Deferred tax liabilities, net	85,534	100,361
Non-current tax liabilities	90,807	88,667
Other liabilities	460,631	430,577

Total Liabilities	6,968,437	8,258,873
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,292,513 and 334,230,496 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,353	3,342
Additional paid-in capital	1,115,203	1,106,758
Accumulated earnings	2,170,394	2,088,227
Accumulated other comprehensive loss	(471,355)	(485,675)

Total CBRE Group, Inc. Stockholders’ Equity	2,817,595	2,712,652
Non-controlling interests	49,103	46,418

Total Equity	2,866,698	2,759,070

Total Liabilities and Equity	$9,835,135	$11,017,943

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$2,846,734	$2,052,503
Costs and expenses:
Cost of services	2,013,613	1,290,777
Operating, administrative and other	643,366	531,775
Depreciation and amortization	86,994	69,846

Total costs and expenses	2,743,973	1,892,398
Gain on disposition of real estate	4,819	—

Operating income	107,580	160,105
Equity income from unconsolidated subsidiaries	57,301	15,451
Other income	3,215	1,087
Interest income	1,459	2,297
Interest expense	34,790	26,214
Write-off of financing costs on extinguished debt	—	2,685

Income before provision for income taxes	134,765	150,041
Provision for income taxes	50,125	56,903

Net income	84,640	93,138
Less: Net income attributable to non-controlling interests	2,473	201

Net income attributable to CBRE Group, Inc.	$82,167	$92,937

Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.25	$0.28

Weighted average shares outstanding for basic income per share	333,992,935	331,976,907

Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.24	$0.28

Weighted average shares outstanding for diluted income per share	337,506,232	335,698,590

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$84,640	$93,138
Other comprehensive income (loss):
Foreign currency translation gain (loss)	16,594	(105,420)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,743	1,795
Unrealized losses on interest rate swaps, net of tax	(2,909)	(2,774)
Unrealized holding losses on available for sale securities, net of tax	(929)	(166)
Other, net	(57)	2

Total other comprehensive income (loss)	14,442	(106,563)

Comprehensive income (loss)	99,082	(13,425)
Less: Comprehensive income attributable to non-controlling interests	2,595	168

Comprehensive income (loss) attributable to CBRE Group, Inc.	$96,487	$(13,593)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,640	$93,138
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	86,994	69,846
Amortization and write-off of financing costs on extinguished debt	2,648	4,947
Gain on sale of loans, servicing rights and other assets	(29,010)	(38,414)
Net realized and unrealized gain from investments	(3,215)	(1,087)
Equity income from unconsolidated subsidiaries	(57,301)	(15,451)
Provision for doubtful accounts	3,420	1,483
Compensation expense related to equity awards	12,594	15,941
Distribution of earnings from unconsolidated subsidiaries	11,017	8,925
Tenant concessions received	1,755	5,077
Purchase of trading securities	(20,815)	(20,522)
Proceeds from sale of trading securities	22,688	19,433
Decrease in receivables	145,976	155,574
Increase in prepaid expenses and other assets	(29,731)	(35,952)
Decrease in accounts payable and accrued expenses	(148,316)	(46,795)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(385,314)	(383,965)
(Increase) decrease in income taxes receivable/payable	(34,159)	444
Increase (decrease) in other liabilities	8,195	(7,836)
Other operating activities, net	(706)	(4,636)

Net cash used in operating activities	(328,640)	(179,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,468)	(18,628)
Acquisition of Global Workplace Solutions (GWS), including net assets acquired, intangibles and goodwill	(21,900)	—
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill	(3,298)	(75,033)
Contributions to unconsolidated subsidiaries	(10,923)	(14,841)
Distributions from unconsolidated subsidiaries	55,571	24,422
Proceeds from the sale of servicing rights and other assets	5,603	4,941
Decrease (increase) in restricted cash	9,771	(31,358)
Purchase of available for sale securities	(7,716)	(11,878)
Proceeds from the sale of available for sale securities	9,969	15,854
Other investing activities, net	(2,303)	(312)

Net cash provided by (used in) investing activities	1,306	(106,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	500,000
Repayment of senior term loans	(5,625)	(645,613)
Proceeds from revolving credit facility	565,000	264,000
Repayment of revolving credit facility	(285,000)	(158,512)
Proceeds from notes payable on real estate held for sale and under development	12,427	746
Repayment of notes payable on real estate held for sale and under development	(4,102)	—
Shares repurchased for payment of taxes on equity awards	(4,252)	(5,092)
Non-controlling interest contributions	27	4,192
Non-controlling interest distributions	(1,138)	(748)
Payment of financing costs	(4,787)	(21,183)
Other financing activities, net	(236)	1,775

Net cash provided by (used in) financing activities	272,314	(60,435)

Effect of currency exchange rate changes on cash and cash equivalents	3,846	(14,738)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,174)	(361,856)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	540,403	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$489,229	$379,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$54,205	$37,163

Income taxes, net	$82,978	$56,890

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2015	$3,342	$1,106,758	$2,088,227	$(485,675)	$46,418	$2,759,070
Net income	—	—	82,167	—	2,473	84,640
Restricted stock awards vesting (including tax benefit)	11	1,465	—	—	—	1,476
Compensation expense for equity awards	—	12,594	—	—	—	12,594
Shares repurchased for payment of taxes on equity awards	—	(4,252)	—	—	—	(4,252)
Foreign currency translation gain	—	—	—	16,472	122	16,594
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,743	—	1,743
Unrealized losses on interest rate swaps, net of tax	—	—	—	(2,909)	—	(2,909)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	(929)	—	(929)
Contributions from non-controlling interests	—	—	—	—	27	27
Distributions to non-controlling interests	—	—	—	—	(1,138)	(1,138)
Other	—	(1,362)	—	(57)	1,201	(218)

Balance at March 31, 2016	$3,353	$1,115,203	$2,170,394	$(471,355)	$49,103	$2,866,698

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “Company,” “we,” “us” and “our”), for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K (Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2015 Annual Report for further discussion of our significant accounting policies and estimates.

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Quarterly Reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Certain reclassifications have been made to the 2015 financial statements to conform with the 2016 presentation.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 offers updated consolidation evaluation criteria and may require additional disclosures. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted the provisions of ASU 2015-02 effective January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

The FASB has recently issued three ASUs related to revenue recognition, all of which become effective for the Company on January 1, 2018. The ASUs issued are: 1) in May 2014, ASU 2014-09, “Revenue from

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Contracts with Customers (Topic 606);” 2) in March 2016, ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” and 3) in April 2016, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance under GAAP. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting. ASU No. 2016-08 clarifies the implementation guidance on principal versus agent considerations. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures. ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. We do not believe the application of ASU 2016-10 will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted, except for the provisions related to the recognition of changes in fair value of financial liabilities when the fair value option is elected. We do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize most leases on-balance sheet and mandates a modified retrospective transition method for all entities. This ASU is effective for annual periods in fiscal years beginning after December 15, 2018. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require designation of that relationship, as long as all other hedge accounting criteria continue to be met. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of ASU 2016-05 will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting.” This ASU eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 should be applied prospectively upon its effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. This ASU is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2016, with early application permitted. We do not believe the application of ASU 2016-07 will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to improve the accounting for share-based payment transactions as part of the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

FASB’s simplification initiative. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

3.	Acquisition of Global Workplace Solutions

On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, pursuant to a Stock and Asset Purchase Agreement with Johnson Controls, Inc. (JCI), acquired JCI’s Global Workplace Solutions business (we refer to this transaction as the GWS Acquisition). The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, paid in cash, with adjustments for working capital and other items.

The preliminary purchase accounting adjustments related to the GWS Acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the GWS Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from GWS with our business. Of the $848 million of goodwill recorded in connection with the GWS Acquisition, approximately $442 million is deductible for tax purposes. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, including intangible assets and income tax items, is still preliminary. As a result, the assignment of goodwill to our reporting units has not been completed. We expect to complete the purchase price allocation and the assignment of goodwill to our reporting units as soon as practicable, but no later than one year from the acquisition date.

Unaudited pro forma results, assuming the GWS Acquisition had occurred as of January 1, 2015 for purposes of the 2015 pro forma disclosures, are presented below. They include certain adjustments for the three months ended March 31, 2015, including $16.9 million of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $10.3 million of additional interest expense as a result of debt incurred to finance the GWS Acquisition, the removal of $3.2 million of direct costs incurred by us related to the GWS Acquisition, net of the tax impact during the period of these pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the GWS Acquisition occurred on January 1, 2015 and may not be indicative of future operating results (dollars in thousands, except share data):

Three Months Ended March 31, 2015
Revenue	$2,925,503
Operating income	$171,403
Net income attributable to CBRE Group, Inc.	$94,769

Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.29
Weighted average shares outstanding for basic income per share	331,976,907

Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.28
Weighted average shares outstanding for diluted income per share	335,698,590

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Variable Interest Entities (VIEs)

We hold variable interests in certain variable interest entities (VIEs) in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2016 and December 31, 2015, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Investments in unconsolidated subsidiaries	$24,703	$21,457
Other assets, current	3,827	3,723
Co-investment commitments	180	180

Maximum exposure to loss	$28,710	$25,360

5.	Fair Value Measurements

The “Fair Value Measurements and Disclosures” topic (Topic 820) of the FASB Accounting Standards Codification (ASC) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

There were no significant transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2016 and 2015. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	As of March 31, 2016
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$8,341	$—	$—	$8,341
Debt securities issued by U.S. federal agencies	—	3,139	—	3,139
Corporate debt securities	—	16,645	—	16,645
Asset-backed securities	—	1,615	—	1,615
Collateralized mortgage obligations	—	1,704	—	1,704

Total debt securities	8,341	23,103	—	31,444
Equity securities	20,585	—	—	20,585

Total available for sale securities	28,926	23,103	—	52,029
Trading securities	66,971	—	—	66,971
Warehouse receivables	—	724,508	—	724,508
Foreign currency exchange forward contracts	—	7,988	—	7,988

Total assets at fair value	$95,897	$755,599	$—	$851,496

Liabilities
Interest rate swaps	$—	$23,559	$—	$23,559
Securities sold, not yet purchased	4,286	—	—	4,286
Foreign currency exchange forward contracts	—	9,268	—	9,268

Total liabilities at fair value	$4,286	$32,827	$—	$37,113

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	As of December 31, 2015
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
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

The following table provides additional information about fair value measurements for the Level 3 assets for the three months ended March 31, 2016 (dollars in thousands):

Balance, December 31, 2015	$1,680
Net gains included in earnings	—
Settlements	(1,680)
Transfers into (out of) Level 3	—

Balance, March 31, 2016	$—

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2016 and 2015.

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments are as follows:

•	Cash and Cash Equivalents and Restricted Cash—These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

•	Receivables, less Allowance for Doubtful Accounts—Due to their short-term nature, fair value approximates carrying value.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•	Warehouse Receivables—These balances are carried at fair value based on market prices at the balance sheet date.

•	Trading and Available for Sale Securities—These investments are carried at their fair value.

•	Foreign Currency Exchange Forward Contracts—These assets and liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Securities Sold, not yet Purchased—These liabilities are carried at their fair value.

•	Short-Term Borrowings—The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, Inc. (CBRE Capital Markets), and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 7).

•	Senior Term Loans—Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $873.1 million and $878.6 million at March 31, 2016 and December 31, 2015, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $872.9 million and $877.9 million at March 31, 2016 and December 31, 2015, respectively (see Note 7).

•	Interest Rate Swaps—These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Senior Notes—Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $824.0 million, $608.5 million and $438.2 million, respectively, at March 31, 2016 and $802.6 million, $598.8 million and $430.4 million, respectively, at December 31, 2015. The actual carrying value of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs, totaled $789.5 million, $590.7 million and $422.0 million, respectively, at March 31, 2016 and $789.1 million, $590.5 million and $422.0 million, respectively, at December 31, 2015.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 5.0% in our Global Investment Management segment, up to 10.0% in our Development Services segment, and up to 50% in our other business segments.

Combined condensed financial information for the entities actually accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Global Investment Management
Revenue	$232,603	$255,727
Operating income	$623	$28,627
Net loss	$(21,875)	$(42,956)

Development Services
Revenue	$12,658	$9,259
Operating income	$120,910	$39,047
Net income	$118,461	$37,636

Other
Revenue	$28,251	$27,587
Operating income	$6,182	$3,526
Net income	$6,194	$3,637

Total
Revenue	$273,512	$292,573
Operating income	$127,715	$71,200
Net income (loss)	$102,780	$(1,683)

7.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31, 2016	December 31, 2015
Senior term loans, with interest ranging from 1.39% to 2.04%, due quarterly through 2022	$882,500	$888,125
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	595,652	595,568
5.25% senior notes due in 2025, net of unamortized premium	426,636	426,682
Other	71	63

Total long-term debt	2,704,859	2,710,438
Less: current maturities of long-term debt	(40,062)	(34,428)
Less: unamortized debt issuance costs	(29,752)	(30,899)

Total long-term debt, net of current maturities	$2,635,045	$2,645,111

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On January 9, 2015, CBRE Services, Inc. (CBRE), our wholly-owned subsidiary, entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Suisse AG. On March 21, 2016, we executed an amendment to the 2015 Credit Agreement which, among other things, extended the maturity on our revolving credit facility to March 2021 and increased the borrowing capacity under our revolving credit facility by $200.0 million.

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of March 31, 2016, the 2015 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. On this basis, our coverage ratio of EBITDA to total interest expense was 11.98x for the trailing twelve months ended March 31, 2016, and our leverage ratio of total debt less available cash to EBITDA was 1.66x as of March 31, 2016.

Short-Term Borrowings

Revolving Credit Facility

As of March 31, 2016, we had $280.0 million of revolving credit facility principal outstanding under the 2015 Credit Agreement with a related weighted average annual interest rate of 2.7% and which was included in short-term borrowings in the accompanying consolidated balance sheets. As of March 31, 2016, letters of credit totaling $2.0 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2015, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million.

Warehouse Lines of Credit

CBRE Capital Markets has warehouse lines of credit with third-party lenders for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Federal National Mortgage Association (Fannie Mae) for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. These warehouse lines are recourse only to CBRE Capital Markets and are secured by our related warehouse receivables.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the three months ended March 31, 2016, we had a maximum of $1.9 billion of warehouse lines of credit principal outstanding. As of March 31, 2016 and December 31, 2015, we had $714.4 million and $1.8 billion, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $724.5 million and $1.8 billion of mortgage loans held for sale (warehouse receivables) as of March 31, 2016 and December 31, 2015, respectively, included in the accompanying consolidated balance sheets, which substantially represented mortgage loans funded through the lines of credit that were either under commitment to be purchased by Federal Home Loan Mortgage Corporation (Freddie Mac) or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Government National Mortgage Association (Ginnie Mae) mortgage backed securities that will be secured by the underlying loans.

8.	Commitments and Contingencies

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $12.8 billion at March 31, 2016. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2016 and December 31, 2015, CBRE MCI had a $38.0 million and $35.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $22.4 million and $21.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $489.6 million (including $332.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2016.

We had outstanding letters of credit totaling $47.2 million as of March 31, 2016, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $38.0 million as of March 31, 2016 referred to in the preceding paragraph represented the majority of the $47.2 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2016.

We had guarantees totaling $53.9 million as of March 31, 2016, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $53.9 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In addition, as of March 31, 2016, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of March 31, 2016, we had aggregate commitments of $13.5 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2016, we had committed to fund $30.1 million of additional capital to these unconsolidated subsidiaries.

9.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended March 31,
	2016	2015
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$82,167	$92,937
Weighted average shares outstanding for basic income per share	333,992,935	331,976,907

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.25	$0.28

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$82,167	$92,937
Weighted average shares outstanding for basic income per share	333,992,935	331,976,907
Dilutive effect of contingently issuable shares	3,469,041	3,444,604
Dilutive effect of stock options	44,256	277,079

Weighted average shares outstanding for diluted income per share	337,506,232	335,698,590

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.24	$0.28

For the three months ended March 31, 2016 and 2015, 1,562,323 and 47,757, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Segments

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa (EMEA); (3) Asia Pacific; (4) Global Investment Management and (5) Development Services.

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada and key markets in Latin America. The primary services offered consist of the following: real estate services, mortgage loan origination and servicing, valuation services, asset services and occupier outsourcing services.

Our EMEA and Asia Pacific segments generally provide services similar to the Americas business segment. The EMEA segment has operations primarily in Europe, while the Asia Pacific segment has operations in Asia, Australia and New Zealand.

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in North America, Europe and Asia Pacific.

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015 (1)
Revenue
Americas	$1,583,559	$1,227,616
EMEA	847,498	494,024
Asia Pacific	308,524	208,366
Global Investment Management	90,380	110,224
Development Services	16,773	12,273

Total revenue	$2,846,734	$2,052,503

EBITDA
Americas	$173,338	$170,062
EMEA	15,214	18,183
Asia Pacific	10,654	14,462
Global Investment Management	21,536	38,045
Development Services	31,875	5,536

Total EBITDA	$252,617	$246,288

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Net interest expense and write-off of financing costs on extinguished debt have been expensed in the segment where incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015 (1)
Americas
Net income attributable to CBRE Group, Inc.	$71,518	$83,135
Add:
Depreciation and amortization	60,600	42,950
Interest expense, net	20,926	3,546
Write-off of financing costs on extinguished debt	—	2,685
Royalty and management service income	(6,768)	(5,084)
Provision for income taxes	27,062	42,830

EBITDA	$173,338	$170,062

EMEA
Net loss attributable to CBRE Group, Inc.	$(12,135)	$(10,288)
Add:
Depreciation and amortization	15,005	14,792
Interest expense, net	3,512	11,447
Royalty and management service (income) expense	(626)	1,190
Provision for income taxes	9,458	1,042

EBITDA	$15,214	$18,183

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Asia Pacific
Net (loss) income attributable to CBRE Group, Inc.	$(2,570)	$3,786
Add:
Depreciation and amortization	4,181	3,846
Interest expense, net	915	898
Royalty and management service expense	6,258	2,848
Provision for income taxes	1,870	3,084

EBITDA	$10,654	$14,462

Global Investment Management
Net income attributable to CBRE Group, Inc.	$7,284	$13,873
Add:
Depreciation and amortization	6,620	7,611
Interest expense, net	7,697	7,684
Royalty and management service expense	1,136	1,046
(Benefit of) provision for income taxes	(1,201)	7,831

EBITDA	$21,536	$38,045

Development Services
Net income attributable to CBRE Group, Inc.	$18,070	$2,431
Add:
Depreciation and amortization	588	647
Interest expense, net	281	342
Provision for income taxes	12,936	2,116

EBITDA	$31,875	$5,536

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.

11.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015 and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 of:

•	CBRE Group, Inc., as the parent; CBRE, as the subsidiary issuer; the guarantor subsidiaries; the nonguarantor subsidiaries;

•	Elimination entries necessary to consolidate CBRE Group, Inc., as the parent, with CBRE and its guarantor and nonguarantor subsidiaries; and

•	CBRE Group, Inc., on a consolidated basis.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$5	$3,416	$52,231	$433,577	$—	$489,229
Restricted cash	—	—	3,167	60,205	—	63,372
Receivables, net	—	—	880,322	1,464,503	—	2,344,825
Warehouse receivables (1)	—	—	392,307	332,201	—	724,508
Income taxes receivable	546	3,325	14,118	59,346	(4,032)	73,303
Prepaid expenses	—	—	64,671	114,264	—	178,935
Other current assets	—	7,938	65,076	139,710	—	212,724

Total Current Assets	551	14,679	1,471,892	2,603,806	(4,032)	4,086,896
Property and equipment, net	—	—	381,835	146,515	—	528,350
Goodwill	—	—	1,655,802	1,478,064	—	3,133,866
Other intangible assets, net	—	—	827,816	588,520	—	1,416,336
Investments in unconsolidated subsidiaries	—	—	187,100	33,433	—	220,533
Investments in consolidated subsidiaries	3,890,498	4,165,191	2,367,105	—	(10,422,794)	—
Intercompany loan receivable	—	2,681,258	700,000	—	(3,381,258)	—
Deferred tax assets, net	—	—	66,382	100,605	(39,474)	127,513
Other assets, net	—	25,371	170,146	126,124	—	321,641

Total Assets	$3,891,049	$6,886,499	$7,828,078	$5,077,067	$(13,847,558)	$9,835,135

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$7,512	$356,509	$987,041	$—	$1,351,062
Compensation and employee benefits payable	—	626	337,482	310,888	—	648,996
Accrued bonus and profit sharing	—	—	215,904	336,127	—	552,031
Income taxes payable	—	—	—	63,062	(4,032)	59,030
Short-term borrowings:					—
Warehouse lines of credit (1)	—	—	388,545	325,832	—	714,377
Revolving credit facility	—	280,000	—	—	—	280,000
Other	—	—	16	—	—	16

Total short-term borrowings	—	280,000	388,561	325,832	—	994,393
Current maturities of long-term debt	—	40,000	—	62	—	40,062
Other current liabilities	—	9,268	30,373	11,205	—	50,846

Total Current Liabilities	—	337,406	1,328,829	2,034,217	(4,032)	3,696,420
Long-Term Debt, net:
Long-term debt, net	—	2,635,036	—	9	—	2,635,045
Intercompany loan payable	1,073,454	—	2,012,662	295,142	(3,381,258)	—

Total Long-Term Debt, net	1,073,454	2,635,036	2,012,662	295,151	(3,381,258)	2,635,045
Deferred tax liabilities, net	—	—	—	125,008	(39,474)	85,534
Non-current tax liabilities	—	—	89,535	1,272	—	90,807
Other liabilities	—	23,559	231,861	205,211	—	460,631

Total Liabilities	1,073,454	2,996,001	3,662,887	2,660,859	(3,424,764)	6,968,437
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,817,595	3,890,498	4,165,191	2,367,105	(10,422,794)	2,817,595
Non-controlling interests	—	—	—	49,103	—	49,103

Total Equity	2,817,595	3,890,498	4,165,191	2,416,208	(10,422,794)	2,866,698

Total Liabilities and Equity	$3,891,049	$6,886,499	$7,828,078	$5,077,067	$(13,847,558)	$9,835,135

(1)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under TD Bank, N.A. (TD Bank), Capital One, N.A. (Capital One), Bank of America (BofA), JP Morgan Chase Bank, N.A. (JP Morgan) and Fannie Mae ASAP lines of credit are pledged to TD Bank, Capital One, BofA, JP Morgan and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$5	$8,479	$147,410	$384,509	$—	$540,403
Restricted cash	—	—	6,421	66,343	—	72,764
Receivables, net	—	—	860,776	1,610,964	—	2,471,740
Warehouse receivables (1)	—	—	1,397,094	370,013	—	1,767,107
Income taxes receivable	25,912	6,365	10,552	48,779	(32,277)	59,331
Prepaid expenses	—	—	77,109	95,813	—	172,922
Other current assets	—	9,236	62,386	149,334	—	220,956

Total Current Assets	25,917	24,080	2,561,748	2,725,755	(32,277)	5,305,223
Property and equipment, net	—	—	382,897	146,926	—	529,823
Goodwill	—	—	1,626,618	1,459,379	—	3,085,997
Other intangible assets, net	—	—	844,611	605,858	—	1,450,469
Investments in unconsolidated subsidiaries	—	—	184,508	33,435	—	217,943
Investments in consolidated subsidiaries	3,699,642	3,796,841	2,360,544	—	(9,857,027)	—
Intercompany loan receivable	—	2,590,949	700,000	—	(3,290,949)	—
Deferred tax assets, net	—	—	68,971	105,754	(39,473)	135,252
Other assets, net	—	22,055	176,835	94,346	—	293,236

Total Assets	$3,725,559	$6,433,925	$8,906,732	$5,171,453	$(13,219,726)	$11,017,943

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$31,616	$395,509	$1,056,994	$—	$1,484,119
Compensation and employee benefits payable	—	626	388,251	316,193	—	705,070
Accrued bonus and profit sharing	—	—	479,106	387,788	—	866,894
Income taxes payable	—	—	69,121	45,350	(32,277)	82,194
Short-term borrowings:					—
Warehouse lines of credit (1)	—	—	1,388,033	362,748	—	1,750,781
Other	—	—	16	—	—	16

Total short-term borrowings	—	—	1,388,049	362,748	—	1,750,797
Current maturities of long-term debt	—	34,375	—	53	—	34,428
Other current liabilities	—	1,063	31,474	38,118	—	70,655

Total Current Liabilities	—	67,680	2,751,510	2,207,244	(32,277)	4,994,157
Long-Term Debt, net:
Long-term debt, net	—	2,645,101	—	10	—	2,645,111
Intercompany loan payable	1,012,907	—	2,043,433	234,609	(3,290,949)	—

Total Long-Term Debt, net	1,012,907	2,645,101	2,043,433	234,619	(3,290,949)	2,645,111
Deferred tax liabilities, net	—	—	—	139,834	(39,473)	100,361
Non-current tax liabilities	—	—	87,483	1,184	—	88,667
Other liabilities	—	21,502	227,465	181,610	—	430,577

Total Liabilities	1,012,907	2,734,283	5,109,891	2,764,491	(3,362,699)	8,258,873
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,712,652	3,699,642	3,796,841	2,360,544	(9,857,027)	2,712,652
Non-controlling interests	—	—	—	46,418	—	46,418

Total Equity	2,712,652	3,699,642	3,796,841	2,406,962	(9,857,027)	2,759,070

Total Liabilities and Equity	$3,725,559	$6,433,925	$8,906,732	$5,171,453	$(13,219,726)	$11,017,943

(1)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under TD Bank, N.A. (TD Bank), Capital One, N.A. (Capital One), Bank of America (BofA), JP Morgan Chase Bank, N.A. (JP Morgan) and Fannie Mae ASAP lines of credit are pledged to TD Bank, Capital One, BofA, JP Morgan and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$1,497,499	$1,349,235	$—	$2,846,734
Costs and expenses:
Cost of services	—	—	1,024,563	989,050	—	2,013,613
Operating, administrative and other	1,426	7,524	342,870	291,546	—	643,366
Depreciation and amortization	—	—	54,731	32,263	—	86,994

Total costs and expenses	1,426	7,524	1,422,164	1,312,859	—	2,743,973
Gain on disposition of real estate	—	—	3,659	1,160	—	4,819

Operating (loss) income	(1,426)	(7,524)	78,994	37,536	—	107,580
Equity income from unconsolidated subsidiaries	—	—	56,265	1,036	—	57,301
Other (loss) income	—	—	(432)	3,647	—	3,215
Interest income	—	32,473	917	542	(32,473)	1,459
Interest expense	—	33,627	24,583	9,053	(32,473)	34,790
Royalty and management service (income) expense	—	—	(7,428)	7,428	—	—
Income from consolidated subsidiaries	83,047	88,400	3,532	—	(174,979)	—

Income before (benefit of) provision for income taxes	81,621	79,722	122,121	26,280	(174,979)	134,765
(Benefit of) provision for income taxes	(546)	(3,325)	33,721	20,275	—	50,125

Net income	82,167	83,047	88,400	6,005	(174,979)	84,640
Less: Net income attributable to non-controlling interests	—	—	—	2,473	—	2,473

Net income attributable to CBRE Group, Inc.	$82,167	$83,047	$88,400	$3,532	$(174,979)	$82,167

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$1,157,871	$894,632	$—	$2,052,503
Costs and expenses:
Cost of services	—	—	717,643	573,134	—	1,290,777
Operating, administrative and other	13,144	(18,620)	284,587	252,664	—	531,775
Depreciation and amortization	—	—	36,527	33,319	—	69,846

Total costs and expenses	13,144	(18,620)	1,038,757	859,117	—	1,892,398
Operating (loss) income	(13,144)	18,620	119,114	35,515	—	160,105
Equity income from unconsolidated subsidiaries	—	—	15,321	130	—	15,451
Other income	—	—	924	163	—	1,087
Interest income	—	55,367	674	1,623	(55,367)	2,297
Interest expense	—	24,886	39,402	17,293	(55,367)	26,214
Write-off of financing costs on extinguished debt	—	2,685	—	—	—	2,685
Royalty and management service (income) expense	—	—	(4,102)	4,102	—	—
Income from consolidated subsidiaries	101,121	72,220	225	—	(173,566)	—

Income before (benefit of) provision for income taxes	87,977	118,636	100,958	16,036	(173,566)	150,041
(Benefit of) provision for income taxes	(4,960)	17,515	28,738	15,610	—	56,903

Net income	92,937	101,121	72,220	426	(173,566)	93,138
Less: Net income attributable to non-controlling interests	—	—	—	201	—	201

Net income attributable to CBRE Group, Inc.	$92,937	$101,121	$72,220	$225	$(173,566)	$92,937

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$82,167	$83,047	$88,400	$6,005	$(174,979)	$84,640
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	16,594	—	16,594
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,743	—	—	—	1,743
Unrealized losses on interest rate swaps, net	—	(2,909)	—	—	—	(2,909)
Unrealized holding (losses) gains on available for sale securities, net	—	—	(1,089)	160	—	(929)
Other, net	—	—	(57)	—	—	(57)

Total other comprehensive (loss) income	—	(1,166)	(1,146)	16,754	—	14,442
Comprehensive income	82,167	81,881	87,254	22,759	(174,979)	99,082
Less: Comprehensive income attributable to non-controlling interests	—	—	—	2,595	—	2,595

Comprehensive income attributable to CBRE Group, Inc.	$82,167	$81,881	$87,254	$20,164	$(174,979)	$96,487

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$92,937	$101,121	$72,220	$426	$(173,566)	$93,138
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(105,420)	—	(105,420)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,795	—	—	—	1,795
Unrealized losses on interest rate swaps, net	—	(2,774)	—	—	—	(2,774)
Unrealized holding (losses) gains on available for sale securities, net	—	—	(287)	121	—	(166)
Other, net	—	—	2	—	—	2

Total other comprehensive loss	—	(979)	(285)	(105,299)	—	(106,563)
Comprehensive income (loss)	92,937	100,142	71,935	(104,873)	(173,566)	(13,425)
Less: Comprehensive income attributable to non-controlling interests	—	—	—	168	—	168

Comprehensive income (loss) attributable to CBRE Group, Inc.	$92,937	$100,142	$71,935	$(105,041)	$(173,566)	$(13,593)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$38,715	$(14,370)	$(350,009)	$(2,976)	$(328,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(23,730)	(9,738)	(33,468)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	—	(21,900)	—	(21,900)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill	—	—	(1,143)	(2,155)	(3,298)
Contributions to unconsolidated subsidiaries	—	—	(10,832)	(91)	(10,923)
Distributions from unconsolidated subsidiaries	—	—	54,420	1,151	55,571
Proceeds from the sale of servicing rights and other assets	—	—	3,739	1,864	5,603
Decrease in restricted cash	—	—	3,254	6,517	9,771
Purchase of available for sale securities	—	—	(7,716)	—	(7,716)
Proceeds from the sale of available for sale securities	—	—	9,969	—	9,969
Other investing activities, net	—	—	(2,303)	—	(2,303)

Net cash provided by (used in) investing activities	—	—	3,758	(2,452)	1,306

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(5,625)	—	—	(5,625)
Proceeds from revolving credit facility	—	565,000	—	—	565,000
Repayment of revolving credit facility	—	(285,000)	—	—	(285,000)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	12,427	12,427
Repayment of notes payable on real estate held for sale and under development	—	—	—	(4,102)	(4,102)
Shares repurchased for payment of taxes on equity awards	(4,252)	—	—	—	(4,252)
Non-controlling interest contributions	—	—	—	27	27
Non-controlling interest distributions	—	—	—	(1,138)	(1,138)
Payment of financing costs	—	(4,677)	—	(110)	(4,787)
(Increase) decrease in intercompany receivables, net	(34,640)	(260,391)	251,072	43,959	—
Other financing activities, net	177	—	—	(413)	(236)

Net cash (used in) provided by financing activities	(38,715)	9,307	251,072	50,650	272,314

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	3,846	3,846

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,063)	(95,179)	49,068	(51,174)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	8,479	147,410	384,509	540,403

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$3,416	$52,231	$433,577	$489,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$53,924	$—	$281	$54,205

Income taxes, net	$—	$—	$63,648	$19,330	$82,978

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$22,240	$828	$(296,579)	$93,661	$(179,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(8,536)	(10,092)	(18,628)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	—	—	(73,061)	(1,972)	(75,033)
Contributions to unconsolidated subsidiaries	—	—	(13,930)	(911)	(14,841)
Distributions from unconsolidated subsidiaries	—	—	22,865	1,557	24,422
Proceeds from the sale of servicing rights and other assets	—	—	2,410	2,531	4,941
Increase in restricted cash	—	—	(3,331)	(28,027)	(31,358)
Purchase of available for sale securities	—	—	(11,878)	—	(11,878)
Proceeds from the sale of available for sale securities	—	—	15,854	—	15,854
Other investing activities, net	—	—	358	(670)	(312)

Net cash used in investing activities	—	—	(69,249)	(37,584)	(106,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	500,000	—	—	500,000
Repayment of senior term loans	—	(645,613)	—	—	(645,613)
Proceeds from revolving credit facility	—	264,000	—	—	264,000
Repayment of revolving credit facility	—	(154,000)	—	(4,512)	(158,512)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	746	746
Shares repurchased for payment of taxes on equity awards	(5,092)	—	—	—	(5,092)
Non-controlling interest contributions	—	—	—	4,192	4,192
Non-controlling interest distributions	—	—	—	(748)	(748)
Payment of financing costs	—	(21,183)	—	—	(21,183)
(Increase) decrease in intercompany receivables, net	(19,308)	43,359	25,379	(49,430)	—
Other financing activities, net	2,160	—	—	(385)	1,775

Net cash (used in) provided by financing activities	(22,240)	(13,437)	25,379	(50,137)	(60,435)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(14,738)	(14,738)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(12,609)	(340,449)	(8,798)	(361,856)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$5,653	$33,654	$339,716	$379,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$36,358	$—	$805	$37,163

Income taxes, net	$—	$—	$34,160	$22,730	$56,890

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2016 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2015 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2015, excluding independent affiliates, we operated in more than 400 offices worldwide with more than 70,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on several competencies, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination, sales and servicing, and structured finance) real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. We have been included in the Fortune 500 since 2008 and among the Fortune Most Admired Companies in the real estate sector for four consecutive years. In 2015, we were ranked second among all companies on the Barron’s 500, which evaluates companies on growth and financial performance. Additionally, the International Association of Outsourcing Professionals (IAOP) has ranked us among the top outsourcing service providers across all industries for five consecutive years, including in 2016. Also in 2016, CBRE was ranked by Forbes as the 15th best employer in America.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these policies as of March 31, 2016.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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

Items Affecting Comparability

When you read our financial statements and the information included in this Quarterly Report, you should consider that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations that make it challenging to predict our future performance based on our historical results. We believe that the following material trends and uncertainties are crucial to an understanding of the variability in our historical earnings and cash flows and the potential for continued variability in the future.

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

Commercial real estate markets have recovered over the past several years, along with the steady improvement in global economic activity, most particularly in the United States. Since 2010, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, low-cost credit availability and increased global and domestic capital flows. During this time, U.S. leasing markets have been marked by increased demand for space, falling vacancies and higher rents.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth. Reflecting the macro environment, leasing markets in Europe were slow to recover, but have improved significantly in many markets in 2015 and early 2016. Buoyed by low-cost credit and continued capital flows, Europe saw increased property sales activity in 2015. While activity waned in early 2016 in some markets, property sales remained active.

In Asia Pacific, the performance of real estate leasing and investment markets has varied from country to country amid slowing economic growth. In early 2016, investment market activity was led by India and South Korea while India and Southeast Asia exhibited strength in leasing. In addition, increasingly, local capital from the Asia-Pacific region has been migrating to other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Real estate equity securities markets were adversely affected by investor concerns about rising interest rates in 2015, but rebounded in the first quarter of 2016.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth and job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

The Company historically has made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, pursuant to a Stock and Asset Purchase Agreement (the Purchase Agreement) with Johnson Controls, Inc. (JCI), acquired JCI’s Global Workplace Solutions (GWS) business (we refer to this transaction as the GWS Acquisition). The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, paid in cash, with adjustments for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. We merged the acquired GWS business with our existing occupier outsourcing business line, and the new combined business adopted the “Global Workplace Solutions” name.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2015, we completed eight in-fill acquisitions, including a Seattle-based leader in capital markets services for affordable housing, a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, a Chicago-based location data analytics firm, one of the leading retail real estate services firms in the midwestern United States, an advisory, consulting and research firm specializing in the Canadian hospitality and tourism industries and our former independent affiliate companies in Columbia, South Carolina, and Memphis, Tennessee. During the three months ended March 31, 2016, we announced that we had entered into an agreement to acquire our independent affiliate in Norway, and that transaction closed in April 2016.

Although we believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income. The adverse impact is a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2016, we have accrued deferred consideration totaling $76.6 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the three months ended March 31, 2016, approximately 46% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Swiss franc. Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
United States dollar	$1,541,436	54.1%	$1,204,395	58.6%
British pound sterling	471,928	16.6%	357,880	17.4%
euro	312,570	11.0%	154,768	7.5%
Australian dollar	65,419	2.3%	69,750	3.4%
Canadian dollar	55,956	2.0%	60,898	3.0%
Indian rupee	53,703	1.9%	34,125	1.7%
Japanese yen	47,423	1.7%	30,267	1.5%
Chinese yuan	46,569	1.6%	29,550	1.4%
Singapore dollar	36,226	1.3%	17,727	0.9%
Swiss franc	30,762	1.1%	6,791	0.3%
Hong Kong dollar	20,831	0.7%	15,564	0.8%
Mexican peso	17,078	0.6%	12,402	0.6%
Other currencies	146,833	5.1%	58,386	2.9%

Total revenue	$2,846,734	100.0%	$2,052,503	100.0%

For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2016, the net impact would have been an increase in pre-tax income of $0.4 million. We estimate that had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2016, the net impact would have been an increase in pre-tax income of $0.1 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in

Item 1 of this Quarterly Report were net losses (gains) of $7.5 million and ($18.4) million from foreign currency exchange forward contracts for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had 60 foreign currency exchange forward contracts outstanding covering a notional amount of $353.9 million.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Revenue	$2,846,734	100.0%	$2,052,503	100.0%
Costs and expenses:
Cost of services	2,013,613	70.7%	1,290,777	62.9%
Operating, administrative and other	643,366	22.6%	531,775	25.9%
Depreciation and amortization	86,994	3.1%	69,846	3.4%

Total costs and expenses	2,743,973	96.4%	1,892,398	92.2%
Gain on disposition of real estate	4,819	0.2%	—	0.0%

Operating income	107,580	3.8%	160,105	7.8%
Equity income from unconsolidated subsidiaries	57,301	2.0%	15,451	0.8%
Other income	3,215	0.1%	1,087	0.1%
Interest income	1,459	0.1%	2,297	0.1%
Interest expense	34,790	1.3%	26,214	1.4%
Write-off of financing costs on extinguished debt	—	0.0%	2,685	0.1%

Income before provision for income taxes	134,765	4.7%	150,041	7.3%
Provision for income taxes	50,125	1.7%	56,903	2.8%

Net income	84,640	3.0%	93,138	4.5%
Less: Net income attributable to non-controlling interests	2,473	0.1%	201	0.0%

Net income attributable to CBRE Group, Inc.	$82,167	2.9%	$92,937	4.5%

EBITDA	$252,617	8.9%	$246,288	12.0%

EBITDA, as adjusted	$282,683	9.9%	$246,729	12.0%

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for EBITDA, as adjusted (which we also refer to as “Normalized EBITDA”), further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost containment expenses as well as certain carried interest incentive compensation expense. Neither EBITDA nor EBITDA, as adjusted, is a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use them in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of these measures may not be comparable to similarly titled measures of other companies.

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

EBITDA and EBITDA, as adjusted, are calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to CBRE Group, Inc.	$82,167	$92,937
Add:
Depreciation and amortization	86,994	69,846
Interest expense	34,790	26,214
Write-off of financing costs on extinguished debt	—	2,685
Provision for income taxes	50,125	56,903
Less:
Interest income	1,459	2,297

EBITDA	252,617	246,288

Adjustments:
Integration and other acquisition related costs	17,173	3,213
Cost containment expenses	12,403	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	490	(2,772)

EBITDA, as adjusted	$282,683	$246,729

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

We reported consolidated net income of $82.2 million for the three months ended March 31, 2016 on revenue of $2.8 billion as compared to consolidated net income of $92.9 million on revenue of $2.1 billion for the three months ended March 31, 2015.

Our revenue on a consolidated basis for the three months ended March 31, 2016 increased by $794.2 million, or 38.7%, as compared to the three months ended March 31, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $654.1 million of revenue to the current-year quarter. Additionally, the revenue increase reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 10.8%), as well as increased sales (up 9.5%) and leasing (up 17.5%) activity. Foreign currency translation had a $68.3 million negative impact on total revenue during the three months ended March 31, 2016, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar and euro during the three months ended March 31, 2016 versus the same period in 2015.

Our cost of services on a consolidated basis increased by $722.8 million, or 56.0%, during the three months ended March 31, 2016 as compared to same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. These increases were partially offset by foreign currency translation, which had a $46.9 million positive impact on cost of services during the three months ended March 31, 2016. Cost of services as a percentage of revenue increased from 62.9% for the three months ended March 31, 2015 to 70.7% for the three months ended March 31, 2016, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 64.5% for the three months ended March 31, 2016, compared to 62.9% for the three months ended March 31, 2015, partly driven by our mix of revenue, with a higher composition of revenue being non-commissionable in the prior year.

Our operating, administrative and other expenses on a consolidated basis increased by $111.6 million, or 21.0%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (particularly bonuses largely attributable to improved results, most notably in our Development Services segment). Foreign currency translation had a $19.4 million positive impact on total operating expenses during the three months ended March 31, 2016, which was largely offset by a decline of $18.4 million in foreign currency transaction activity over the same period last year, much of which related to hedging activities. Operating expenses as a percentage of revenue decreased from 25.9% for the three months ended March 31, 2015 to 22.6% for the three months ended March 31, 2016, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 26.9% for the three months ended March 31, 2016 as compared to 25.8% for the same period in 2015, mainly driven by increased bonus expense in the current year associated with gains in our Development Services segment reflected outside of revenue (in equity income from unconsolidated subsidiaries and gain on disposition of real estate).

Our depreciation and amortization expense on a consolidated basis increased by $17.1 million, or 24.6%, during the three months ended March 31, 2016 as compared to the same period in 2015. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the GWS Acquisition.

Our gain on disposition of real estate on a consolidated basis was $4.8 million for the three months ended March 31, 2016, which resulted from activity within our Development Services segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $41.9 million, or 270.9%, for the three months ended March 31, 2016 as compared to the same period in 2015, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our other income on a consolidated basis was $3.2 million for the three months ended March 31, 2016 as compared to $1.1 million for the three months ended March 31, 2015. This activity primarily relates to net realized and unrealized gains and losses attributable to co-investments in our real estate securities business.

Our consolidated interest expense increased by $8.6 million, or 32.7%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily driven by higher interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.7 million for the three months ended March 31, 2015. These costs included the write-off of $1.7 million of unamortized deferred financing costs associated with our prior credit agreement dated March 28, 2013, as amended, and $1.0 million of fees incurred in connection with our amended and restated credit agreement dated January 9, 2015, as amended (our 2015 Credit Agreement).

Our provision for income taxes on a consolidated basis was $50.1 million for the three months ended March 31, 2016 as compared to $56.9 million for the same period in 2015. This decrease was driven by the decline in pre-tax income during the three months ended March 31, 2016. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, was consistent at 37.9% for the three months ended March 31, 2016 compared to 38.0% for the three months ended March 31, 2015. We experienced a favorable change in earnings mix, with 58% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2016 as of the first quarter of 2016 as compared to 69% forecasted for 2015 as of the prior-year first quarter, largely due to the impact of the GWS Acquisition. However, this favorable change in our projected mix was mostly offset by an increase in discrete items recorded in the current-year period.

Segment Operations

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa (EMEA); (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services. The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in North America, Europe and Asia Pacific. The Development Services business consists of real estate development and investment activities primarily in the United States.

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015 (1)
Americas
Revenue	$1,583,559	100.0%	$1,227,616	100.0%
Costs and expenses:
Cost of services	1,099,391	69.4%	787,117	64.1%
Operating, administrative and other	317,183	20.0%	275,421	22.4%
Depreciation and amortization	60,600	3.9%	42,950	3.6%

Operating income	$106,385	6.7%	$122,128	9.9%

EBITDA (2)	$173,338	10.9%	$170,062	13.9%

	Three Months Ended March 31,
	2016		2015 (1)
EMEA
Revenue	$847,498	100.0%	$494,024	100.0%
Costs and expenses:
Cost of services	683,678	80.7%	362,503	73.4%
Operating, administrative and other	149,315	17.6%	114,290	23.1%
Depreciation and amortization	15,005	1.8%	14,792	3.0%

Operating (loss) income	$(500)	(0.1%)	$2,439	0.5%

EBITDA (2)	$15,214	1.8%	$18,183	3.7%

Asia Pacific
Revenue	$308,524	100.0%	$208,366	100.0%
Costs and expenses:
Cost of services	230,544	74.7%	141,157	67.7%
Operating, administrative and other	67,281	21.8%	52,747	25.3%
Depreciation and amortization	4,181	1.4%	3,846	1.9%

Operating income	$6,518	2.1%	$10,616	5.1%

EBITDA (2)	$10,654	3.5%	$14,462	6.9%

Global Investment Management
Revenue	$90,380	100.0%	$110,224	100.0%
Costs and expenses:
Operating, administrative and other	72,390	80.1%	70,753	64.2%
Depreciation and amortization	6,620	7.3%	7,611	6.9%

Operating income	$11,370	12.6%	$31,860	28.9%

EBITDA (2)	$21,536	23.8%	$38,045	34.5%

Development Services
Revenue	$16,773	100.0%	$12,273	100.0%
Costs and expenses:
Operating, administrative and other	37,197	221.8%	18,564	151.3%
Depreciation and amortization	588	3.4%	647	5.2%
Gain on disposition of real estate	4,819	28.7%	—	—

Operating loss	$(16,193)	(96.5%)	$(6,938)	(56.5%)

EBITDA (2)	$31,875	190.0%	$5,536	45.1%

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.
(2)	See Note 10 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for a reconciliation of segment EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP (which is segment net income (loss) attributable to CBRE Group, Inc.), as well as for an explanation of this non-GAAP financial measure.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Americas

Revenue increased by $355.9 million, or 29.0%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was in part due to contributions from the GWS Acquisition, which added $241.6 million of revenue to the current-year quarter. Additionally, the revenue increase reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 7.1%), as well as improved sales and leasing activity. Foreign currency translation had a $14.9 million negative impact on revenue during the three months ended March 31, 2016, primarily driven by weakness in the Brazilian real and Canadian dollar when converting to U.S. dollars during the three months ended March 31, 2016 versus the same period in 2015.

Cost of services increased by $312.3 million, or 39.7%, for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. This increase was also due to higher commission expense resulting from improved sales and lease transaction revenue. Foreign currency translation had a $9.9 million positive impact on cost of services during the three months ended March 31, 2016. Cost of services as a percentage of revenue increased to 69.4% for the three months ended March 31, 2016 compared to 64.1% for the same period in 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 65.5% for the three months ended March 31, 2016, compared to 64.1% for the three months ended March 31, 2015, partly driven by our mix of revenue, with a higher composition of revenue being non-commissionable in the prior year.

Operating, administrative and other expenses increased by $41.8 million, or 15.2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher payroll-related costs, including higher bonuses, cost containment expenses and an increase in 401(k) contributions in the United States. Higher software license and maintenance contract costs also contributed to the increase. Foreign currency translation had a $4.3 million positive impact on total operating expenses during the three months ended March 31, 2016, but was largely offset by the negative impact of foreign currency transaction activity, mostly hedging related, of $3.9 million.

EMEA

Revenue increased by $353.5 million, or 71.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $327.5 million of revenue to the current-year quarter. In addition, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 14.7%) as well as improved sales and leasing activity. The increase in revenue was partially offset by foreign currency translation, which had a $36.6 million negative impact on total revenue during the three months ended March 31, 2016, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the three months ended March 31, 2016 versus the same period in 2015.

Cost of services increased by $321.2 million, or 88.6%, for the three months ended March 31, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. These increases were partially reduced by foreign currency translation, which had a $27.0 million positive impact on cost of services during the three months ended March 31, 2016. Cost of services as a percentage of revenue increased to 80.7% for the three months ended March 31, 2016 from 73.4% for the three months ended March 31, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was consistent at 73.4% for both the three months ended March 31, 2016 and 2015.

Operating, administrative and other expenses increased by $35.0 million, or 30.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily driven by higher costs associated with the GWS Acquisition. Higher payroll-related costs (including bonuses) in the current year also contributed to the variance. These items were partially offset by foreign currency translation, which had a $8.5 million positive impact on total operating expenses during the three months ended March 31, 2016, but was partially mitigated by the negative impact of foreign currency transaction activity, mostly hedging related, of $3.4 million.

Asia Pacific

Revenue increased by $100.2 million, or 48.1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Contributions from the GWS Acquisition, which added $85.0 million of revenue to the current-year quarter, drove the increase. The revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 18.7%) as well as improved sales and leasing activity. The overall increase was partly muted by foreign currency translation, which had a $13.2 million negative impact on total revenue during the three months ended March 31, 2016, primarily driven by weakness in the Australian dollar when converting to U.S. dollars during the three months ended March 31, 2016 versus the same period in 2015.

Cost of services increased by $89.4 million, or 63.3%, for the three months ended March 31, 2016 as compared to the same period in 2015, driven by higher costs associated with our property and facilities management businesses, including the acquired GWS business. These increases were partially offset by foreign currency translation, which had a $10.0 million positive impact on cost of services during the three months ended March 31, 2016. Cost of services as a percentage of revenue increased to 74.7% for the three months ended March 31, 2016 as compared to 67.7% for the same period in 2015, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 68.5% for the three months ended March 31, 2016, compared to 67.7% for the same period in 2015, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, being a higher percentage of revenue than in the prior year period.

Operating, administrative and other expenses increased by $14.5 million, or 27.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, partly driven by costs associated with the GWS Acquisition. Additionally, foreign currency activity contributed to the current year variance with a negative impact of foreign currency transaction activity, mostly hedging related, of $7.6 million partially offset by foreign currency translation, which had a $3.7 million positive impact on total operating expenses during the three months ended March 31, 2016. Higher payroll-related costs (including bonuses) in the current year also contributed to the variance.

Global Investment Management

Revenue decreased by $19.8 million, or 18.0%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease was primarily driven by lower carried interest revenue as well as lower asset management and acquisition fees in the current year. Foreign currency translation had a $3.6 million negative impact on total revenue during the three months ended March 31, 2016, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the three months ended March 31, 2016 versus the same period in 2015.

Operating, administrative and other expenses increased by $1.6 million, or 2.3%, for the three months ended March 31, 2016 as compared to the same period in 2015, primarily driven by higher consulting costs, partially offset by lower bonus expense. Additionally, foreign currency activity contributed to the current year variance with a negative impact of foreign currency transaction activity, mostly hedging related, of $4.1 million partially offset by foreign currency translation, which had a $2.9 million positive impact on total operating expenses during the three months ended March 31, 2016.

A rollforward of our AUM by product type for the three months ended March 31, 2016 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2015	$28.3	$39.9	$20.8	$89.0
Inflows	0.8	1.2	0.9	2.9
Outflows	(0.2)	(1.8)	(1.6)	(3.6)
Market appreciation (depreciation)	0.9	(0.3)	0.8	1.4

Balance at March 31, 2016	$29.8	$39.0	$20.9	$89.7

AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our assets under management consist of:

•	the total fair market value of the real estate properties and other assets either wholly-owned or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested or to which they have provided financing. Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM. The value of development properties is included at estimated completion cost. In the case of real estate operating companies, the total value of real properties controlled by the companies, generally through joint ventures, is included in AUM; and

•	the net asset value of our managed securities portfolios, including investments (which may be comprised of committed but uncalled capital) in private real estate funds under our fund of funds program.

Our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue increased by $4.5 million, or 36.7%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses increased by $18.6 million, or 100.4%, for the three months ended March 31, 2016 as compared to the same period in 2015. This increase was primarily driven by higher bonuses in the current year as a result of significantly improved operating performance due to property sales (reflected in equity income from unconsolidated subsidiaries and gain on disposition of real estate).

As of March 31, 2016, development projects in process totaled $7.1 billion, up $1.6 billion from the first quarter of 2015 and $400 million from year-end 2015. The pipeline inventory totaled $3.1 billion, down $500 million from both last quarter and a year ago.

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2016 include up to approximately $195 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2016, we incurred $31.7 million of capital expenditures, net of tenant concessions received. As of March 31, 2016, we are committed to fund $30.1 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. Additionally, as of March 31, 2016, we had aggregate commitments of $13.5 million to fund future co-investments in our Global Investment Management business, $8.0 million of which is expected to be funded in 2016. As of March 31, 2016, we had $2.5 billion of borrowings available under our $2.8 billion revolving credit facility.

We have historically relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and investment requirements (including strategic in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements. In the absence of extraordinary events or a large strategic acquisition, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive.

As noted above, we believe that any future significant acquisitions that we may make could require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms, or at all, in the future if we decide to make any further significant acquisitions.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2016 and December 31, 2015, we had accrued $76.6 million and $79.7 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $328.6 million for the three months ended March 31, 2016, an increase of $148.8 million as compared to the three months ended March 31, 2015. The increase in cash used in operating activities was primarily due to increased bonuses and income taxes paid as well as higher net payments to vendors in the current year. These items were partially offset by higher commissions accrued in the current year.

Investing Activities

Net cash provided by investing activities totaled $1.3 million for the three months ended March 31, 2016, as compared to net cash used in investing activities of $106.8 million for the three months ended March 31, 2015. This variance was primarily driven by a greater amount paid for acquisitions in the prior year, higher distributions received from investments in unconsolidated subsidiaries in the current year and a decrease in restricted cash in the first quarter of 2016 versus an increase in restricted cash in the first quarter of 2015. These items were partially offset by an increase in capital expenditures in the current year.

Financing Activities

Net cash provided by financing activities totaled $272.3 million for the three months ended March 31, 2016, as compared to net cash used in financing activities of $60.4 million for the same period in 2015. This variance was primarily due to greater net borrowings under our revolving credit facility in the current year as well as higher net repayments of term loans under our credit agreement in the prior year.

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

Long-Term Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On January 9, 2015, we entered into an amended and restated credit agreement (the 2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Suisse AG. On March 21, 2016, we executed an amendment to our 2015 Credit Agreement that, among other things, extended the maturity on our revolving credit facility to March 2021 and increased the borrowing capacity under our revolving credit facility by $200.0 million.

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. The 2015 Credit Agreement currently provides for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022. In prior years, we also issued 5.00%, 4.875% and 5.25% senior notes that are due in 2023, 2026 and 2025, respectively. For additional information on all of our long-term debt, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 7 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under our 2015 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 7 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. As of March 31, 2016 and December 31, 2015, the fair values of such interest rate swap agreements were reflected as a $23.6 million liability and $21.5 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

Off –Balance Sheet Arrangements

Our off-balance sheet arrangements are described in Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•	volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors affecting the value of real estate assets, inside and outside the United States;

•	foreign currency fluctuations;

•	increases in unemployment and general slowdowns in commercial activity;

•	trends in pricing and risk assumption for commercial real estate services;

•	the effect of significant movements in average cap rates across different property types;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	declines in lending activity of Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our ability to control costs relative to revenue growth;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	changes in domestic and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, currency controls and other trade control laws), particularly in Russia, Eastern Europe and the Middle East, due to the rising level of political instability in those regions;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of companies we may acquire;

•	our ability to retain and incentivize producers;

•	the ability of our Global Investment Management business to maintain and grow assets under management and achieve desired investment returns for our investors, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

•	our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our leverage under our debt instruments as well as the limited restrictions therein on our ability to incur additional debt, and the potential increased borrowing costs to us from a credit-ratings downgrade;

•	litigation and its financial and reputational risks to us;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;

•	our ability to comply with laws and regulations related to our global operations, including real estate licensure, tax, labor and employment laws and regulations, as well as the anti-corruption laws and trade sanctions of the U.S. and other countries;

•	our ability to maintain our effective tax rate at or below current levels;

•	the effect of implementation of new accounting rules and standards; and

•	the other factors described elsewhere in this Quarterly Report, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2015, in particular in Part II, Item 1A, “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging,” when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.

Exchange Rates

Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which are U.S. dollars. See the discussion of international operations, which is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Items Affecting Comparability—International Operations” and is incorporated by reference herein.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. We enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. See discussion of our interest rate swap agreements, which is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources—Indebtedness—Interest Rate Swap Agreements” and is incorporated by reference herein.

The estimated fair value of our senior term loans was approximately $873.1 million at March 31, 2016. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $824.0 million, $608.5 million and $438.2 million, respectively, at March 31, 2016.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2016, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $1.9 million on pre-tax income and an increase of $1.9 million in cash used in operating activities for the three months ended March 31, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by our Deputy Chief Financial Officer and Chief Accounting Officer and other members of our Disclosure Committee. In addition to our Deputy Chief Financial Officer and Chief Accounting Officer, our Disclosure Committee consists of our General Counsel, our chief communication officer, our corporate controller, our head of Global Internal Audit, our senior officers of significant business lines and other select employees.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith
2.1	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between CBRE, Inc. and Johnson Controls, Inc.	8-K	001-32205	2.1		4/3/2015

3.1	Restated Certificate of Incorporation of CBRE Group, Inc. filed on June 16, 2004, as amended by the Certificate of Amendment filed on June 4, 2009 and the Certificate of Ownership and Merger filed on October 3, 2011	10-Q	001-32205	3.1		11/9/2011

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1		12/23/2015

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1		4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3		7/30/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith
4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	5/10/2013

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(c)	Second Supplemental Indenture, dated as April 10, 2013 among CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(d)	Form of 5.00% Senior Notes due 2023 (included in Exhibit 4.3(b))	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(e)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

4.3(f)	Second Supplemental Indenture, dated as of September 24, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	8-K	001-32205	4.1		9/26/2014

4.3(g)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.3(f))	8-K	001-32205	4.2		9/26/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith
4.3(h)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

4.3(i)	Third Supplemental Indenture, dated as of December 12, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1		12/12/2014

4.3(j)	Fourth Supplemental Indenture, dated as of August 13, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026	8-K	001-32205	4.2		8/13/2015

4.3(k)	Form of 4.875% Senior Notes due 2026 (included in Exhibit 4.3(j))	8-K	001-32205	4.3		8/13/2015

4.3(l)	Fifth Supplemental Indenture, dated as of September 25, 2015, among CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, 5.25% Senior Notes due 2025 and 4.875% Senior Notes due 2026.	8-K	001-32205	4.1		9/25/2015

10.1	Second Amendment, dated as of March 21, 2016, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent.	8-K	001-32205	10.1		3/25/2016

10.2	Amended and Restated Employment Agreement, dated January 1, 2016, between CBRE Global Investors L.L.C. and T. Ritson Ferguson. +						X

10.3	Form of Indemnification Agreement for Directors and Officers. +						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

11	Statement concerning Computation of Per Share Earnings (filed as Note 9 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing Exhibit Index, (1) references to CB Richard Ellis Group, Inc. are now to CBRE Group, Inc., (2) references to CB Richard Ellis Services, Inc. are now to CBRE Services, Inc., and (3) references to CB Richard Ellis, Inc. are now to CBRE, Inc.

+	If used in this Exhibit Index, denotes a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: May 10, 2016	/s/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: May 10, 2016	/s/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)