Form 10-Q
period 2016-06-30
CBRE GROUP, INC.
filed 2016-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Class A common stock outstanding at July 31, 2016 was 335,618,448.

FORM 10-Q

June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$431,768	$540,403
Restricted cash	70,502	72,764
Receivables, less allowance for doubtful accounts of $45,685 and $46,606 at June 30, 2016 and December 31, 2015, respectively	2,373,157	2,471,740
Warehouse receivables	847,712	1,767,107
Income taxes receivable	92,838	59,331
Prepaid expenses	199,299	172,922
Other current assets	230,805	220,956

Total Current Assets	4,246,081	5,305,223
Property and equipment, net	533,575	529,823
Goodwill	3,061,024	3,085,997
Other intangible assets, net of accumulated amortization of $676,848 and $589,236 at June 30, 2016 and December 31, 2015, respectively	1,396,240	1,450,469
Investments in unconsolidated subsidiaries	226,742	217,943
Deferred tax assets, net	107,709	135,252
Other assets, net	351,201	293,236

Total Assets	$9,922,572	$11,017,943

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,381,802	$1,484,119
Compensation and employee benefits payable	728,021	705,070
Accrued bonus and profit sharing	502,766	866,894
Income taxes payable	46,530	82,194
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase)	839,295	1,750,781
Revolving credit facility	156,000	—
Other	16	16

Total short-term borrowings	995,311	1,750,797
Current maturities of long-term debt	42,546	34,428
Other current liabilities	45,673	70,655

Total Current Liabilities	3,742,649	4,994,157
Long-term debt, net of current maturities	2,624,977	2,645,111
Deferred tax liabilities, net	85,034	100,361
Non-current tax liabilities	89,625	88,667
Other liabilities	476,517	430,577

Total Liabilities	7,018,802	8,258,873
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,575,365 and 334,230,496 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,356	3,342
Additional paid-in capital	1,131,881	1,106,758
Accumulated earnings	2,292,062	2,088,227
Accumulated other comprehensive loss	(572,181)	(485,675)

Total CBRE Group, Inc. Stockholders’ Equity	2,855,118	2,712,652
Non-controlling interests	48,652	46,418

Total Equity	2,903,770	2,759,070

Total Liabilities and Equity	$9,922,572	$11,017,943

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$3,207,537	$2,390,506	$6,054,271	$4,443,009
Costs and expenses:
Cost of services	2,254,233	1,487,974	4,267,846	2,778,751
Operating, administrative and other	680,442	610,158	1,323,808	1,141,933
Depreciation and amortization	90,268	70,605	177,262	140,451

Total costs and expenses	3,024,943	2,168,737	5,768,916	4,061,135
Gain on disposition of real estate	—	6,986	4,819	6,986

Operating income	182,594	228,755	290,174	388,860
Equity income from unconsolidated subsidiaries	34,929	6,693	92,230	22,144
Other income (loss)	3,882	(1,069)	7,097	18
Interest income	3,066	1,402	4,525	3,699
Interest expense	36,987	26,154	71,777	52,368
Write-off of financing costs on extinguished debt	—	—	—	2,685

Income before provision for income taxes	187,484	209,627	322,249	359,668
Provision for income taxes	64,039	76,474	114,164	133,377

Net income	123,445	133,153	208,085	226,291
Less: Net income attributable to non- controlling interests	1,777	8,124	4,250	8,325

Net income attributable to CBRE Group, Inc.	$121,668	$125,029	$203,835	$217,966

Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.36	$0.38	$0.61	$0.66

Weighted average shares outstanding for basic income per share	335,076,746	331,999,935	334,534,841	331,988,489

Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.36	$0.37	$0.60	$0.65

Weighted average shares outstanding for diluted income per share	338,080,641	336,154,524	337,797,887	335,926,626

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$123,445	$133,153	$208,085	$226,291
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(102,308)	57,508	(85,714)	(47,912)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,733	1,809	3,476	3,604
Unrealized (losses) gains on interest rate swaps, net of tax	(1,206)	263	(4,115)	(2,511)
Unrealized holding gains on available for sale securities, net of tax	1,574	237	645	71
Other, net	(702)	16	(759)	18

Total other comprehensive (loss) income	(100,909)	59,833	(86,467)	(46,730)

Comprehensive income	22,536	192,986	121,618	179,561
Less: Comprehensive income attributable to non-controlling interests	1,694	8,141	4,289	8,309

Comprehensive income attributable to CBRE Group, Inc.	$20,842	$184,845	$117,329	$171,252

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,085	$226,291
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	177,262	140,451
Amortization and write-off of financing costs on extinguished debt	5,204	7,264
Gain on sale of loans, servicing rights and other assets	(73,404)	(74,135)
Net realized and unrealized gain from investments	(7,097)	(18)
Equity income from unconsolidated subsidiaries	(92,230)	(22,144)
Provision for doubtful accounts	4,926	4,412
Compensation expense related to equity awards	28,554	29,132
Distribution of earnings from unconsolidated subsidiaries	14,544	13,174
Tenant concessions received	2,339	6,262
Purchase of trading securities	(57,985)	(42,653)
Proceeds from sale of trading securities	62,497	35,596
Decrease in receivables	72,160	113,769
Increase in prepaid expenses and other assets	(74,672)	(43,118)
Decrease in accounts payable and accrued expenses	(111,699)	(9,767)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(332,454)	(390,333)
Increase in income taxes receivable/payable	(53,095)	(14,125)
Increase (decrease) in other liabilities	21,122	(4,971)
Other operating activities, net	(4,074)	(17,278)

Net cash used in operating activities	(210,017)	(42,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,058)	(50,388)
Acquisition of Global Workplace Solutions (GWS), including net assets acquired, intangibles and goodwill	(21,900)	—
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(16,569)	(94,975)
Contributions to unconsolidated subsidiaries	(27,431)	(27,571)
Distributions from unconsolidated subsidiaries	93,912	27,269
Proceeds from the sale of servicing rights and other assets	15,071	12,615
Increase in restricted cash	(478)	(38,678)
Purchase of available for sale securities	(23,984)	(23,453)
Proceeds from the sale of available for sale securities	22,061	24,563
Other investing activities, net	(1,142)	(219)

Net cash used in investing activities	(39,518)	(170,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	500,000
Repayment of senior term loans	(14,375)	(648,738)
Proceeds from revolving credit facility	1,356,000	831,000
Repayment of revolving credit facility	(1,200,000)	(835,512)
Proceeds from notes payable on real estate held for sale and under development	13,315	4,404
Repayment of notes payable on real estate held for sale and under development	(4,102)	—
(Repayment of) proceeds from short-term borrowings and other loans, net	(447)	569
Shares repurchased for payment of taxes on equity awards	(5,112)	(5,113)
Proceeds from exercise of stock options	814	3,214
Non-controlling interest contributions	821	4,405
Non-controlling interest distributions	(3,517)	(10,637)
Payment of financing costs	(5,529)	(22,225)
Other financing activities, net	3,620	(1,836)

Net cash provided by (used in) financing activities	141,488	(180,469)
Effect of currency exchange rate changes on cash and cash equivalents	(588)	(10,965)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,635)	(404,462)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	540,403	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$431,768	$336,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$63,420	$43,123

Income taxes, net	$160,353	$148,011

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2015	$3,342	$1,106,758	$2,088,227	$(485,675)	$46,418	$2,759,070
Net income	—	—	203,835	—	4,250	208,085
Restricted stock awards vesting (including tax benefit)	13	1,332	—	—	—	1,345
Compensation expense for equity awards	—	28,554	—	—	—	28,554
Shares repurchased for payment of taxes on equity awards	—	(5,112)	—	—	—	(5,112)
Foreign currency translation (loss) gain	—	—	—	(85,753)	39	(85,714)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	3,476	—	3,476
Unrealized losses on interest rate swaps, net of tax	—	—	—	(4,115)	—	(4,115)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	645	—	645
Contributions from non-controlling interests	—	—	—	—	821	821
Distributions to non-controlling interests	—	—	—	—	(3,517)	(3,517)
Other	1	349	—	(759)	641	232

Balance at June 30, 2016	$3,356	$1,131,881	$2,292,062	$(572,181)	$48,652	$2,903,770

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “Company,” “we,” “us” and “our”), for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K (2015 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2015 Annual Report for further discussion of our significant accounting policies and estimates.

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016.

2.	New Accounting Pronouncements

Recent Accounting Pronouncements Pending Adoption

The Financial Accounting Standards Board (FASB) has recently issued four Accounting Standards Updates (ASUs) related to revenue recognition, all of which become effective for the Company on January 1, 2018. The ASUs issued are: (1) in May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606);” (2) in March 2016, ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” (3) in April 2016, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” and (4) in May 2016, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance under GAAP. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

effect of this ASU on our ongoing financial reporting. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures. ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. ASU 2016-12 clarifies guidance in certain narrow areas and adds some practical expedients. We do not believe the application of ASU 2016-10 and ASU 2016-12 will have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted, except for the provisions related to the recognition of changes in fair value of financial liabilities when the fair value option is elected. We do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require designation of that relationship, as long as all other hedge accounting criteria continue to be met. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of ASU 2016-05 will have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting.” This ASU eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 should be applied prospectively upon its effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. This ASU is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2016, with early application permitted. We do not believe the application of ASU 2016-07 will have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU is intended to improve financial reporting

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

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

The preliminary purchase accounting adjustments related to the GWS Acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the GWS Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from GWS with our business. Of the $852 million of goodwill recorded in connection with the GWS Acquisition, approximately $445 million is deductible for tax purposes. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, including intangible assets and income tax items, is still preliminary. As a result, the assignment of goodwill to our reporting units has not been completed. We expect to complete the purchase price allocation and the assignment of goodwill to our reporting units as soon as practicable, but no later than one year from the acquisition date.

Unaudited pro forma results, assuming the GWS Acquisition had occurred as of January 1, 2015 for purposes of the 2015 pro forma disclosures, are presented below. They include certain adjustments for the three and six months ended June 30, 2015, including $16.9 million and $33.8 million, respectively, of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $9.0 million and $19.3 million, respectively, of additional interest expense as a result of debt incurred to finance the GWS Acquisition, the removal of $4.8 million and $8.0 million, respectively, of direct costs incurred by us related to the GWS Acquisition, net of the tax impact during the period of these pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the GWS Acquisition occurred on January 1, 2015 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$3,136,506	$6,062,009
Operating income	$237,646	$409,049
Net income attributable to CBRE Group, Inc.	$125,896	$220,665

Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.38	$0.66
Weighted average shares outstanding for basic income per share	331,999,935	331,988,489

Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.37	$0.66
Weighted average shares outstanding for diluted income per share	336,154,524	335,926,626

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Variable Interest Entities (VIEs)

We hold variable interests in certain variable interest entities (VIEs) in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2016 and December 31, 2015, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Investments in unconsolidated subsidiaries	$21,898	$21,457
Other assets, current	6,407	3,723
Co-investment commitments	176	180

Maximum exposure to loss	$28,481	$25,360

5.	Fair Value Measurements

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2015 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	As of June 30, 2016
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,752	$—	$—	$6,752
Debt securities issued by U.S. federal agencies	—	5,104	—	5,104
Corporate debt securities	—	18,957	—	18,957
Asset-backed securities	—	2,890	—	2,890
Collateralized mortgage obligations	—	1,297	—	1,297

Total debt securities	6,752	28,248	—	35,000
Equity securities	22,968	—	—	22,968

Total available for sale securities	29,720	28,248	—	57,968
Trading securities	68,471	—	—	68,471
Warehouse receivables	—	847,712	—	847,712
Foreign currency exchange forward contracts	—	12,586	—	12,586

Total assets at fair value	$98,191	$888,546	$—	$986,737

Liabilities
Interest rate swaps	$—	$22,840	$—	$22,840
Securities sold, not yet purchased	3,084	—	—	3,084
Foreign currency exchange forward contracts	—	5,429	—	5,429

Total liabilities at fair value	$3,084	$28,269	$—	$31,353

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

The following table provides additional information about fair value measurements for the Level 3 assets for the six months ended June 30, 2016 (dollars in thousands):

Balance, December 31, 2015	$1,680
Net gains included in earnings	—
Settlements	(1,680)
Transfers into (out of) Level 3	—

Balance, June 30, 2016	$—

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2016 and 2015.

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments are as follows:

•	Cash and Cash Equivalents and Restricted Cash—These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

•	Receivables, less Allowance for Doubtful Accounts—Due to their short-term nature, fair value approximates carrying value.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•	Warehouse Receivables—These balances are carried at fair value based on market prices at the balance sheet date.

•	Trading and Available for Sale Securities—These investments are carried at their fair value.

•	Foreign Currency Exchange Forward Contracts—These assets and liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Securities Sold, not yet Purchased—These liabilities are carried at their fair value.

•	Short-Term Borrowings—The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, Inc. (CBRE Capital Markets), and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 7).

•	Senior Term Loans—Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $864.4 million and $878.6 million at June 30, 2016 and December 31, 2015, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $864.8 million and $877.9 million at June 30, 2016 and December 31, 2015, respectively (see Note 7).

•	Interest Rate Swaps—These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Senior Notes—Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $832.0 million, $620.5 million and $453.7 million, respectively, at June 30, 2016 and $802.6 million, $598.8 million and $430.4 million, respectively, at December 31, 2015. The actual carrying value of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs, totaled $789.8 million, $590.8 million and $422.1 million, respectively, at June 30, 2016 and $789.1 million, $590.5 million and $422.0 million, respectively, at December 31, 2015.

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

Combined condensed financial information for the entities actually accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Global Investment Management
Revenue	$252,301	$251,172	$484,904	$506,899
Operating income (loss)	$61,755	$(109,353)	$62,378	$(80,726)
Net income (loss)	$87,747	$(188,240)	$65,872	$(231,196)

Development Services
Revenue	$18,418	$10,316	$31,076	$19,575
Operating income	$37,199	$2,301	$158,109	$41,348
Net income (loss)	$31,631	$(149)	$150,092	$37,487

Other
Revenue	$38,263	$45,979	$66,514	$73,566
Operating income	$8,106	$11,105	$14,288	$14,631
Net income	$8,176	$11,264	$14,370	$14,901

Total
Revenue	$308,982	$307,467	$582,494	$600,040
Operating income (loss)	$107,060	$(95,947)	$234,775	$(24,747)
Net income (loss)	$127,554	$(177,125)	$230,334	$(178,808)

7.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Senior term loans, with interest ranging from 1.39% to 2.06%, due quarterly through 2022	$873,750	$888,125
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	595,738	595,568
5.25% senior notes due in 2025, net of unamortized premium	426,591	426,682
Other	47	63

Total long-term debt	2,696,126	2,710,438
Less: current maturities of long-term debt	(42,546)	(34,428)
Less: unamortized debt issuance costs	(28,603)	(30,899)

Total long-term debt, net of current maturities	$2,624,977	$2,645,111

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

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of June 30, 2016, the 2015 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. On this basis, our coverage ratio of EBITDA to total interest expense was 12.15x for the trailing twelve months ended June 30, 2016, and our leverage ratio of total debt less available cash to EBITDA was 1.61x as of June 30, 2016.

Short-Term Borrowings

Revolving Credit Facility

As of June 30, 2016, we had $156.0 million of revolving credit facility principal outstanding under the 2015 Credit Agreement with a weighted average annual interest rate of 2.2% and which was included in short-term borrowings in the accompanying consolidated balance sheets. As of June 30, 2016, letters of credit totaling $2.0 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2015, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million.

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

During the six months ended June 30, 2016, we had a maximum of $1.9 billion of warehouse lines of credit principal outstanding. As of June 30, 2016 and December 31, 2015, we had $839.3 million and $1.8 billion, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the accompanying consolidated balance sheets. Additionally, we had $847.7 million and $1.8 billion of mortgage loans held for sale (warehouse receivables) as of June 30, 2016 and December 31, 2015, respectively, included in the accompanying consolidated balance sheets, which substantially represented mortgage loans funded through the lines of credit that were either under commitment to be purchased by Federal Home Loan Mortgage Corporation (Freddie Mac) or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Government National Mortgage Association (Ginnie Mae) mortgage backed securities that will be secured by the underlying loans.

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $13.5 billion at June 30, 2016. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2016 and December 31, 2015, CBRE MCI had a $42.0 million and $35.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $23.4 million and $21.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $300.6 million (including $130.7 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2016.

We had outstanding letters of credit totaling $48.0 million as of June 30, 2016, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $42.0 million as of June 30, 2016 referred to in the preceding paragraph represented the majority of the $48.0 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2017.

We had guarantees totaling $55.0 million as of June 30, 2016, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $55.0 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2016, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of June 30, 2016, we had aggregate commitments of $36.5 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2016, we had committed to fund $28.6 million of additional capital to these unconsolidated subsidiaries.

9.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$121,668	$125,029	$203,835	$217,966
Weighted average shares outstanding for basic income per share	335,076,746	331,999,935	334,534,841	331,988,489

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.36	$0.38	$0.61	$0.66

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$121,668	$125,029	$203,835	$217,966
Weighted average shares outstanding for basic income per share	335,076,746	331,999,935	334,534,841	331,988,489
Dilutive effect of contingently issuable shares	2,976,165	3,913,275	3,226,936	3,678,940
Dilutive effect of stock options	27,730	241,314	36,110	259,197

Weighted average shares outstanding for diluted income per share	338,080,641	336,154,524	337,797,887	335,926,626

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.36	$0.37	$0.60	$0.65

For the three and six months ended June 30, 2016, 1,536,189 and 1,553,158, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For the three and six months ended June 30, 2015, 47,082 of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

10.	Segments

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa (EMEA); (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services.

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the U.S. and in the largest regions of Canada and key markets in Latin America. The primary services offered consist of the following: property sales, property leasing, mortgage services, appraisal and valuation, property management and occupier outsourcing services.

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Revenue
Americas	$1,775,756	$1,434,489	$3,359,315	$2,662,105
EMEA	961,835	585,714	1,809,333	1,079,738
Asia Pacific	356,318	261,828	664,842	470,194
Global Investment Management	95,737	94,053	186,117	204,277
Development Services	17,891	14,422	34,664	26,695

Total revenue	$3,207,537	$2,390,506	$6,054,271	$4,443,009

EBITDA
Americas	$208,407	$213,956	$381,745	$384,018
EMEA	36,702	39,479	51,916	57,662
Asia Pacific	20,275	29,724	30,929	44,186
Global Investment Management	25,987	12,948	47,523	50,993
Development Services	18,525	753	50,400	6,289

Total EBITDA	$309,896	$296,860	$562,513	$543,148

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

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

Net interest expense and write-off of financing costs on extinguished debt have been expensed in the segment where incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Americas
Net income attributable to CBRE Group, Inc.	$90,464	$111,653	$161,982	$194,788
Add:
Depreciation and amortization	63,197	44,591	123,797	87,541
Interest expense, net	22,165	4,247	43,091	7,793
Write-off of financing costs on extinguished debt	—	—	—	2,685
Royalty and management service income	(13,389)	(1,881)	(20,157)	(6,965)
Provision for income taxes	45,970	55,346	73,032	98,176

EBITDA	$208,407	$213,956	$381,745	$384,018

EMEA
Net income (loss) attributable to CBRE Group, Inc.	$7,889	$10,674	$(4,246)	$386
Add:
Depreciation and amortization	16,257	14,607	31,262	29,399
Interest expense, net	4,326	11,375	7,838	22,822
Royalty and management service expense (income)	4,303	(4,051)	3,677	(2,861)
Provision for income taxes	3,927	6,874	13,385	7,916

EBITDA	$36,702	$39,479	$51,916	$57,662

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Asia Pacific
Net income attributable to CBRE Group, Inc.	$5,062	$9,192	$2,492	$12,978
Add:
Depreciation and amortization	4,297	3,783	8,478	7,629
Interest (income) expense, net	(873)	991	42	1,889
Royalty and management service expense	8,094	4,913	14,352	7,761
Provision for income taxes	3,695	10,845	5,565	13,929

EBITDA	$20,275	$29,724	$30,929	$44,186

Global Investment Management
Net income (loss) attributable to CBRE Group, Inc.	$8,181	$(6,044)	$15,465	$7,829
Add:
Depreciation and amortization	5,817	7,061	12,437	14,672
Interest expense, net	7,816	7,818	15,513	15,502
Royalty and management service expense	992	1,019	2,128	2,065
Provision for income taxes	3,181	3,094	1,980	10,925

EBITDA	$25,987	$12,948	$47,523	$50,993

Development Services
Net income (loss) attributable to CBRE Group, Inc.	$10,072	$(446)	$28,142	$1,985
Add:
Depreciation and amortization	700	563	1,288	1,210
Interest expense, net	487	321	768	663
Provision for income taxes	7,266	315	20,202	2,431

EBITDA	$18,525	$753	$50,400	$6,289

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.

11.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015 and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the three and six months ended June 30, 2016 and 2015 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$4	$6,162	$66,836	$358,766	$—	$431,768
Restricted cash	—	—	3,171	67,331	—	70,502
Receivables, net	—	—	948,443	1,424,714	—	2,373,157
Warehouse receivables (1)	—	—	710,043	137,669	—	847,712
Income taxes receivable	840	621	34,483	56,894	—	92,838
Prepaid expenses	—	—	77,491	121,808	—	199,299
Other current assets	—	12,536	79,753	138,516	—	230,805

Total Current Assets	844	19,319	1,920,220	2,305,698	—	4,246,081
Property and equipment, net	—	—	383,943	149,632	—	533,575
Goodwill	—	—	1,653,048	1,407,976	—	3,061,024
Other intangible assets, net	—	—	814,599	581,641	—	1,396,240
Investments in unconsolidated subsidiaries	—	—	189,886	36,856	—	226,742
Investments in consolidated subsidiaries	3,962,426	4,083,904	2,317,953	—	(10,364,283)	—
Intercompany loan receivable	—	2,716,908	700,000	—	(3,416,908)	—
Deferred tax assets, net	—	—	48,026	99,156	(39,473)	107,709
Other assets, net	—	24,825	198,143	128,233	—	351,201

Total Assets	$3,963,270	$6,844,956	$8,225,818	$4,709,192	$(13,820,664)	$9,922,572

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$30,159	$387,073	$964,570	$—	$1,381,802
Compensation and employee benefits payable	—	626	428,488	298,907	—	728,021
Accrued bonus and profit sharing	—	—	271,847	230,919	—	502,766
Income taxes payable	—	—	—	46,530	—	46,530
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase) (1)	—	—	704,868	134,427	—	839,295
Revolving credit facility	—	156,000	—	—	—	156,000
Other	—	—	16	—	—	16

Total short-term borrowings	—	156,000	704,884	134,427	—	995,311
Current maturities of long-term debt	—	42,500	—	46	—	42,546
Other current liabilities	—	5,429	30,485	9,759	—	45,673

Total Current Liabilities	—	234,714	1,822,777	1,685,158	—	3,742,649
Long-Term Debt, net:
Long-term debt, net	—	2,624,976	—	1	—	2,624,977
Intercompany loan payable	1,108,152	—	1,982,397	326,359	(3,416,908)	—

Total Long-Term Debt, net	1,108,152	2,624,976	1,982,397	326,360	(3,416,908)	2,624,977
Deferred tax liabilities, net	—	—	—	124,507	(39,473)	85,034
Non-current tax liabilities	—	—	89,208	417	—	89,625
Other liabilities	—	22,840	247,532	206,145	—	476,517

Total Liabilities	1,108,152	2,882,530	4,141,914	2,342,587	(3,456,381)	7,018,802
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,855,118	3,962,426	4,083,904	2,317,953	(10,364,283)	2,855,118
Non-controlling interests	—	—	—	48,652	—	48,652

Total Equity	2,855,118	3,962,426	4,083,904	2,366,605	(10,364,283)	2,903,770

Total Liabilities and Equity	$3,963,270	$6,844,956	$8,225,818	$4,709,192	$(13,820,664)	$9,922,572

(1)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan Chase Bank, N.A. (JP Morgan), TD Bank, N.A. (TD Bank), Capital One, N.A. (Capital One), Bank of America (BofA), and Fannie Mae ASAP lines of credit are pledged to JP Morgan, TD Bank, Capital One, BofA and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$5	$8,479	$147,410	$384,509	$—	$540,403
Restricted cash	—	—	6,421	66,343	—	72,764
Receivables, net	—	—	860,776	1,610,964	—	2,471,740
Warehouse receivables (1)	—	—	1,397,094	370,013	—	1,767,107
Income taxes receivable	25,912	6,365	10,552	48,779	(32,277)	59,331
Prepaid expenses	—	—	77,109	95,813	—	172,922
Other current assets	—	9,236	62,386	149,334	—	220,956

Total Current Assets	25,917	24,080	2,561,748	2,725,755	(32,277)	5,305,223
Property and equipment, net	—	—	382,897	146,926	—	529,823
Goodwill	—	—	1,626,618	1,459,379	—	3,085,997
Other intangible assets, net	—	—	844,611	605,858	—	1,450,469
Investments in unconsolidated subsidiaries	—	—	184,508	33,435	—	217,943
Investments in consolidated subsidiaries	3,699,642	3,796,841	2,360,544	—	(9,857,027)	—
Intercompany loan receivable	—	2,590,949	700,000	—	(3,290,949)	—
Deferred tax assets, net	—	—	68,971	105,754	(39,473)	135,252
Other assets, net	—	22,055	176,835	94,346	—	293,236

Total Assets	$3,725,559	$6,433,925	$8,906,732	$5,171,453	$(13,219,726)	$11,017,943

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$31,616	$395,509	$1,056,994	$—	$1,484,119
Compensation and employee benefits payable	—	626	388,251	316,193	—	705,070
Accrued bonus and profit sharing	—	—	479,106	387,788	—	866,894
Income taxes payable	—	—	69,121	45,350	(32,277)	82,194
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase) (1)	—	—	1,388,033	362,748	—	1,750,781
Other	—	—	16	—	—	16

Total short-term borrowings	—	—	1,388,049	362,748	—	1,750,797
Current maturities of long-term debt	—	34,375	—	53	—	34,428
Other current liabilities	—	1,063	31,474	38,118	—	70,655

Total Current Liabilities	—	67,680	2,751,510	2,207,244	(32,277)	4,994,157
Long-Term Debt, net:
Long-term debt, net	—	2,645,101	—	10	—	2,645,111
Intercompany loan payable	1,012,907	—	2,043,433	234,609	(3,290,949)	—

Total Long-Term Debt, net	1,012,907	2,645,101	2,043,433	234,619	(3,290,949)	2,645,111
Deferred tax liabilities, net	—	—	—	139,834	(39,473)	100,361
Non-current tax liabilities	—	—	87,483	1,184	—	88,667
Other liabilities	—	21,502	227,465	181,610	—	430,577

Total Liabilities	1,012,907	2,734,283	5,109,891	2,764,491	(3,362,699)	8,258,873
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,712,652	3,699,642	3,796,841	2,360,544	(9,857,027)	2,712,652
Non-controlling interests	—	—	—	46,418	—	46,418

Total Equity	2,712,652	3,699,642	3,796,841	2,406,962	(9,857,027)	2,759,070

Total Liabilities and Equity	$3,725,559	$6,433,925	$8,906,732	$5,171,453	$(13,219,726)	$11,017,943

(1)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under TD Bank, Capital One, BofA, JP Morgan and Fannie Mae ASAP lines of credit are pledged to TD Bank, Capital One, BofA, JP Morgan and Fannie Mae, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$1,642,191	$1,565,346	$—	$3,207,537
Costs and expenses:
Cost of services	—	—	1,129,785	1,124,448	—	2,254,233
Operating, administrative and other	767	(8,950)	365,488	323,137	—	680,442
Depreciation and amortization	—	—	55,933	34,335	—	90,268

Total costs and expenses	767	(8,950)	1,551,206	1,481,920	—	3,024,943
Gain on disposition of real estate	—	—	—	—	—	—

Operating (loss) income	(767)	8,950	90,985	83,426	—	182,594
Equity income from unconsolidated subsidiaries	—	—	33,952	977	—	34,929
Other income (loss)	—	1	(49)	3,930	—	3,882
Interest income	—	33,096	654	2,412	(33,096)	3,066
Interest expense	—	34,989	24,827	10,267	(33,096)	36,987
Royalty and management service (income) expense	—	—	(16,340)	16,340	—	—
Income from consolidated subsidiaries	122,141	117,787	38,843	—	(278,771)	—

Income before (benefit of) provision for income taxes	121,374	124,845	155,898	64,138	(278,771)	187,484
(Benefit of) provision for income taxes	(294)	2,704	38,111	23,518	—	64,039

Net income	121,668	122,141	117,787	40,620	(278,771)	123,445
Less: Net income attributable to non-controlling interests	—	—	—	1,777	—	1,777

Net income attributable to CBRE Group, Inc.	$121,668	$122,141	$117,787	$38,843	$(278,771)	$121,668

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$3,139,690	$2,914,581	$—	$6,054,271
Costs and expenses:
Cost of services	—	—	2,154,348	2,113,498	—	4,267,846
Operating, administrative and other	2,193	(1,426)	708,358	614,683	—	1,323,808
Depreciation and amortization	—	—	110,664	66,598	—	177,262

Total costs and expenses	2,193	(1,426)	2,973,370	2,794,779	—	5,768,916
Gain on disposition of real estate	—	—	3,659	1,160	—	4,819

Operating (loss) income	(2,193)	1,426	169,979	120,962	—	290,174
Equity income from unconsolidated subsidiaries	—	—	90,217	2,013	—	92,230
Other income (loss)	—	1	(481)	7,577	—	7,097
Interest income	—	65,569	1,571	2,954	(65,569)	4,525
Interest expense	—	68,616	49,410	19,320	(65,569)	71,777
Royalty and management service (income) expense	—	—	(23,768)	23,768	—	—
Income from consolidated subsidiaries	205,188	206,187	42,375	—	(453,750)	—

Income before (benefit of) provision for income taxes	202,995	204,567	278,019	90,418	(453,750)	322,249
(Benefit of) provision for income taxes	(840)	(621)	71,832	43,793	—	114,164

Net income	203,835	205,188	206,187	46,625	(453,750)	208,085
Less: Net income attributable to non-controlling interests	—	—	—	4,250	—	4,250

Net income attributable to CBRE Group, Inc.	$203,835	$205,188	$206,187	$42,375	$(453,750)	$203,835

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$121,668	$122,141	$117,787	$40,620	$(278,771)	$123,445
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(102,308)	—	(102,308)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,733	—	—	—	1,733
Unrealized losses on interest rate swaps, net	—	(1,206)	—	—	—	(1,206)
Unrealized holding gains (losses) on available for sale securities, net	—	—	1,603	(29)	—	1,574
Other, net	—	—	(702)	—	—	(702)

Total other comprehensive income (loss)	—	527	901	(102,337)	—	(100,909)
Comprehensive income (loss)	121,668	122,668	118,688	(61,717)	(278,771)	22,536
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,694	—	1,694

Comprehensive income (loss) attributable to CBRE Group, Inc.	$121,668	$122,668	$118,688	$(63,411)	$(278,771)	$20,842

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$125,029	$132,726	$171,425	$51,804	$(347,831)	$133,153
Other comprehensive income:
Foreign currency translation gain	—	—	—	57,508	—	57,508
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,809	—	—	—	1,809
Unrealized gains on interest rate swaps, net	—	263	—	—	—	263
Unrealized holding gains (losses) on available for sale securities, net	—	—	258	(21)	—	237
Other, net	—	—	16	—	—	16

Total other comprehensive income	—	2,072	274	57,487	—	59,833
Comprehensive income	125,029	134,798	171,699	109,291	(347,831)	192,986
Less: Comprehensive income attributable to non-controlling interests	—	—	—	8,141	—	8,141

Comprehensive income attributable to CBRE Group, Inc.	$125,029	$134,798	$171,699	$101,150	$(347,831)	$184,845

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$203,835	$205,188	$206,187	$46,625	$(453,750)	$208,085
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(85,714)	—	(85,714)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	3,476	—	—	—	3,476
Unrealized losses on interest rate swaps, net	—	(4,115)	—	—	—	(4,115)
Unrealized holding gains on available for sale securities, net	—	—	514	131	—	645
Other, net	—	—	(759)	—	—	(759)

Total other comprehensive loss	—	(639)	(245)	(85,583)	—	(86,467)
Comprehensive income (loss)	203,835	204,549	205,942	(38,958)	(453,750)	121,618
Less: Comprehensive income attributable to non-controlling interests	—	—	—	4,289	—	4,289

Comprehensive income (loss) attributable to CBRE Group, Inc.	$203,835	$204,549	$205,942	$(43,247)	$(453,750)	$117,329

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$217,966	$233,847	$243,645	$52,230	$(521,397)	$226,291
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(47,912)	—	(47,912)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	3,604	—	—	—	3,604
Unrealized losses on interest rate swaps, net	—	(2,511)	—	—	—	(2,511)
Unrealized holding (losses) gains on available for sale securities, net	—	—	(29)	100	—	71
Other, net	—	—	18	—	—	18

Total other comprehensive income (loss)	—	1,093	(11)	(47,812)	—	(46,730)
Comprehensive income	217,966	234,940	243,634	4,418	(521,397)	179,561
Less: Comprehensive income attributable to non-controlling interests	—	—	—	8,309	—	8,309

Comprehensive income (loss) attributable to CBRE Group, Inc.	$217,966	$234,940	$243,634	$(3,891)	$(521,397)	$171,252

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$57,811	$9,377	$(192,950)	$(84,255)	$(210,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(51,510)	(27,548)	(79,058)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	—	(21,900)	—	(21,900)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(1,381)	(15,188)	(16,569)
Contributions to unconsolidated subsidiaries	—	—	(21,549)	(5,882)	(27,431)
Distributions from unconsolidated subsidiaries	—	—	91,421	2,491	93,912
Proceeds from the sale of servicing rights and other assets	—	—	7,820	7,251	15,071
Decrease (increase) in restricted cash	—	—	3,250	(3,728)	(478)
Purchase of available for sale securities	—	—	(23,984)	—	(23,984)
Proceeds from the sale of available for sale securities	—	—	22,061	—	22,061
Other investing activities, net	—	—	(1,132)	(10)	(1,142)

Net cash provided by (used in) investing activities	—	—	3,096	(42,614)	(39,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(14,375)	—	—	(14,375)
Proceeds from revolving credit facility	—	1,356,000	—	—	1,356,000
Repayment of revolving credit facility	—	(1,200,000)	—	—	(1,200,000)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	13,315	13,315
Repayment of notes payable on real estate held for sale and under development	—	—	—	(4,102)	(4,102)
Repayment of short-term borrowings and other loans, net	—	—	—	(447)	(447)
Shares repurchased for payment of taxes on equity awards	(5,112)	—	—	—	(5,112)
Proceeds from exercise of stock options	814	—	—	—	814
Non-controlling interest contributions	—	—	—	821	821
Non-controlling interest distributions	—	—	—	(3,517)	(3,517)
Payment of financing costs	—	(5,419)	—	(110)	(5,529)
(Increase) decrease in intercompany receivables, net	(53,774)	(147,900)	110,453	91,221	—
Other financing activities, net	260	—	(1,173)	4,533	3,620

Net cash (used in) provided by financing activities	(57,812)	(11,694)	109,280	101,714	141,488
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(588)	(588)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(2,317)	(80,574)	(25,743)	(108,635)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	8,479	147,410	384,509	540,403

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$6,162	$66,836	$358,766	$431,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$62,083	$—	$1,337	$63,420

Income taxes, net	$—	$—	$107,070	$53,283	$160,353

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$23,264	$(4,978)	$(6,437)	$(54,040)	$(42,191)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(25,039)	(25,349)	(50,388)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(91,413)	(3,562)	(94,975)
Contributions to unconsolidated subsidiaries	—	—	(26,662)	(909)	(27,571)
Distributions from unconsolidated subsidiaries	—	—	25,060	2,209	27,269
Proceeds from the sale of servicing rights and other assets	—	—	5,439	7,176	12,615
Increase in restricted cash	—	—	(520)	(38,158)	(38,678)
Purchase of available for sale securities	—	—	(23,453)	—	(23,453)
Proceeds from the sale of available for sale securities	—	—	24,563	—	24,563
Other investing activities, net	—	—	1,192	(1,411)	(219)

Net cash used in investing activities	—	—	(110,833)	(60,004)	(170,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	500,000	—	—	500,000
Repayment of senior term loans	—	(648,738)	—	—	(648,738)
Proceeds from revolving credit facility	—	831,000	—	—	831,000
Repayment of revolving credit facility	—	(831,000)	—	(4,512)	(835,512)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	4,404	4,404
Proceeds from short-term borrowings, net	—	—	—	569	569
Shares repurchased for payment of taxes on equity awards	(5,113)	—	—	—	(5,113)
Proceeds from exercise of stock options	3,214	—	—	—	3,214
Non-controlling interest contributions	—	—	—	4,405	4,405
Non-controlling interest distributions	—	—	—	(10,637)	(10,637)
Payment of financing costs	—	(22,225)	—	—	(22,225)
(Increase) decrease in intercompany receivables, net	(22,443)	172,720	(198,173)	47,896	—
Other financing activities, net	1,078	—	(2,113)	(801)	(1,836)

Net cash (used in) provided by financing activities	(23,264)	1,757	(200,286)	41,324	(180,469)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(10,965)	(10,965)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(3,221)	(317,556)	(83,685)	(404,462)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$15,041	$56,547	$264,829	$336,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$42,137	$83	$903	$43,123

Income taxes, net	$—	$—	$87,405	$60,606	$148,011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended June 30, 2016 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2015 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2015 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail, industrial, multifamily and other types of commercial real estate. As of December 31, 2015, excluding independent affiliates, we operated in more than 400 offices worldwide with more than 70,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on several competencies, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination, sales and servicing, and structured finance) real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. We have been included in the Fortune 500 since 2008 (ranking #259 in 2016) and among the Fortune Most Admired Companies in the real estate sector for four consecutive years. In 2016, we were ranked by Forbes as the 15th best employer in America, and the International Association of Outsourcing Professionals (IAOP) has ranked us among the top outsourcing service providers across all industries for five consecutive years, including in 2016. Additionally, we were one of only two companies to be ranked in the top 12 in the Barron’s 500, which evaluates companies on growth and financial performance, in each of the past three years, including 2016.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these policies as of June 30, 2016.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Seasonality

A significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Revenue, earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end.

Inflation

Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by inflation. However, to date, we do not believe that general inflation has had a material impact upon our operations.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth; interest rate levels and changes in interest rates; the cost and availability of credit; and the impact of tax, government and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, will negatively affect the performance of our business.

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

Commercial real estate markets have recovered over the past several years, along with the steady improvement in global economic activity, most particularly in the United States. Since 2010, U.S. leasing markets have been marked by increased demand for space, falling vacancies and higher rents. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, low-cost credit availability and increased global and domestic capital flows. Property sales volumes slowed in the first half of 2016 following several years of strong growth; however, the market remained active.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth. Reflecting the macroeconomic environment, leasing markets in Europe were slow to recover, but have improved in many markets in 2015 and 2016. An exception is London where uncertainty in advance of and immediately after the United Kingdom’s referendum to leave the European Union, commonly referred to as “Brexit,” constrained occupier activity in the first half of 2016. Buoyed by low-cost credit and continued capital flows, Europe saw increased property sales activity in 2015. However, market activity slowed in 2016, primarily due to sharply lower volumes in the United Kingdom, reflecting uncertainty prior to and after the European Union referendum.

In Asia Pacific, the performance of real estate leasing and investment markets has varied from country to country amid slowing economic growth. In 2016, leasing markets have been mixed with notable strength in India, reflecting improved economic growth, while investment market activity has generally waned across the region. However, local capital from the Asia-Pacific region continues to migrate to other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Real estate equity securities markets have rebounded in 2016, after weakening in 2015 amid concerns about potentially higher interest rates.

The performance of our global sales, leasing, investment management and development services operations depends on sustained economic growth and job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

We historically have made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, pursuant to a Stock and Asset Purchase Agreement (the Purchase Agreement) with Johnson Controls, Inc. (JCI), acquired JCI’s Global Workplace Solutions (GWS) business (we refer to this transaction as the GWS Acquisition). The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, paid in cash, with adjustments for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. We merged the acquired GWS business with our existing occupier outsourcing business line, and the new combined business adopted the “Global Workplace Solutions” name.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2015, we completed eight in-fill acquisitions, including a Seattle-based leader in capital markets services for affordable housing, a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, a Chicago-based location data analytics firm, one of the leading retail real estate services firms in the midwestern United States, an advisory, consulting and research firm specializing in the Canadian hospitality and tourism industries and our former independent affiliate companies in Columbia, South Carolina, and Memphis, Tennessee. During the six months ended June 30, 2016, we completed two in-fill acquisitions, including the acquisition of our independent affiliate in Norway and a London-based retail property advisor specializing in the luxury goods retail sector.

Although we believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income. The adverse impact is a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2016, we have accrued deferred consideration totaling $74.1 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

International Operations

We are monitoring the economic and political developments related to Brexit and the potential impact on our businesses in the United Kingdom and the rest of Europe, including, in particular, sales and leasing activity in this uncertain market environment, as well as any associated currency volatility impact on our results of operations.

As we increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Global Investment Management business has a significant amount of euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe, which has recently seen more pronounced (and adverse) movement in the value of the euro against the U.S. dollar. Similarly, the GWS business also has a significant amount of its revenue and earnings denominated in foreign currencies, such as the euro and the British pound sterling, which has significantly declined in value as compared to the U.S. dollar and other currencies as a result of Brexit. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

During the six months ended June 30, 2016, approximately 47% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Swiss franc. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
United States dollar	$1,698,086	52.9%	$1,381,858	57.8%	$3,239,522	53.5%	$2,586,253	58.2%
British pound sterling	495,731	15.5%	400,383	16.7%	967,659	16.0%	758,263	17.1%
euro	383,261	11.9%	188,571	7.9%	695,831	11.5%	343,339	7.7%
Australian dollar	93,766	2.9%	94,464	4.0%	159,185	2.6%	164,214	3.7%
Canadian dollar	84,055	2.6%	71,272	3.0%	140,011	2.3%	132,170	3.0%
Indian rupee	56,770	1.8%	41,995	1.8%	110,473	1.8%	76,120	1.7%
Chinese yuan	50,383	1.6%	33,019	1.4%	96,952	1.6%	62,569	1.4%
Singapore dollar	41,930	1.3%	22,393	0.9%	78,156	1.3%	40,120	0.9%
Japanese yen	41,348	1.3%	34,338	1.4%	88,771	1.5%	64,605	1.5%
Swiss franc	32,426	1.0%	7,459	0.3%	63,188	1.0%	14,250	0.3%
Hong Kong dollar	25,699	0.8%	19,152	0.8%	46,530	0.8%	34,716	0.8%
Mexican peso	20,509	0.6%	12,665	0.5%	37,587	0.6%	25,067	0.6%
Other currencies	183,573	5.8%	82,937	3.5%	330,406	5.5%	141,323	3.1%

Total revenue	$3,207,537	100.0%	$2,390,506	100.0%	$6,054,271	100.0%	$4,443,009	100.0%

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2016, the net impact would have been an increase in pre-tax income of $1.6 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2016, the net impact would have been negligible on pre-tax income. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net gains (losses) of $8.5 million and $1.0 million from foreign currency exchange forward contracts for the three and six months ended June 30, 2016, respectively, and ($11.1) million and $7.3 million from foreign currency exchange forward contracts for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had 37 foreign currency exchange forward contracts outstanding covering a notional amount of $260.1 million.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenue	$3,207,537	100.0%	$2,390,506	100.0%	$6,054,271	100.0%	$4,443,009	100.0%
Costs and expenses:
Cost of services	2,254,233	70.3%	1,487,974	62.2%	4,267,846	70.5%	2,778,751	62.5%
Operating, administrative and other	680,442	21.2%	610,158	25.5%	1,323,808	21.9%	1,141,933	25.7%
Depreciation and amortization	90,268	2.8%	70,605	3.0%	177,262	2.9%	140,451	3.2%

Total costs and expenses	3,024,943	94.3%	2,168,737	90.7%	5,768,916	95.3%	4,061,135	91.4%
Gain on disposition of real estate	—	—	6,986	0.3%	4,819	0.1%	6,986	0.2%

Operating income	182,594	5.7%	228,755	9.6%	290,174	4.8%	388,860	8.8%
Equity income from unconsolidated subsidiaries	34,929	1.1%	6,693	0.3%	92,230	1.5%	22,144	0.5%
Other income (loss)	3,882	0.1%	(1,069)	(0.1%)	7,097	0.1%	18	—
Interest income	3,066	0.1%	1,402	0.1%	4,525	0.1%	3,699	0.1%
Interest expense	36,987	1.2%	26,154	1.1%	71,777	1.2%	52,368	1.2%
Write-off of financing costs on extinguished debt	—	—	—	—	—	—	2,685	0.1%

Income before provision for income taxes	187,484	5.8%	209,627	8.8%	322,249	5.3%	359,668	8.1%
Provision for income taxes	64,039	2.0%	76,474	3.2%	114,164	1.9%	133,377	3.0%

Net income	123,445	3.8%	133,153	5.6%	208,085	3.4%	226,291	5.1%
Less: Net income attributable to non-controlling interests	1,777	—	8,124	0.4%	4,250	—	8,325	0.2%

Net income attributable to CBRE Group, Inc.	$121,668	3.8%	$125,029	5.2%	$203,835	3.4%	$217,966	4.9%

EBITDA	$309,896	9.7%	$296,860	12.4%	$562,513	9.3%	$543,148	12.2%

Adjusted EBITDA	$360,451	11.2%	$303,780	12.7%	$643,134	10.6%	$550,509	12.4%

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for Adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses as well as certain carried interest incentive compensation expense. Neither EBITDA nor Adjusted EBITDA is a recognized measurement under United States generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use them in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of these measures may not be comparable to similarly titled measures of other companies.

We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes, and we believe that these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. We further believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending. EBITDA and Adjusted EBITDA may vary for different companies for reasons unrelated to overall operating performance.

These measures are not intended to be measures of free cash flow for our discretionary use because they do not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. We also use Adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

EBITDA and Adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to CBRE Group, Inc.	$121,668	$125,029	$203,835	$217,966
Add:
Depreciation and amortization	90,268	70,605	177,262	140,451
Interest expense	36,987	26,154	71,777	52,368
Write-off of financing costs on extinguished debt	—	—	—	2,685
Provision for income taxes	64,039	76,474	114,164	133,377
Less:
Interest income	3,066	1,402	4,525	3,699

EBITDA	309,896	296,860	562,513	543,148
Adjustments:
Integration and other acquisition related costs	27,751	4,805	44,924	8,018
Cost-elimination expenses	27,176	—	39,579	—
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(4,372)	2,115	(3,882)	(657)

Adjusted EBITDA	$360,451	$303,780	$643,134	$550,509

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

We reported consolidated net income of $121.7 million for the three months ended June 30, 2016 on revenue of $3.2 billion as compared to consolidated net income of $125.0 million on revenue of $2.4 billion for the three months ended June 30, 2015.

Our revenue on a consolidated basis for the three months ended June 30, 2016 increased by $817.0 million, or 34.2%, as compared to the three months ended June 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $690.3 million of revenue to the current-year quarter. Additionally, the revenue increase reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 11.9%), as well as increased commercial mortgage brokerage (up 14.1%) and leasing (up 5.2%) activity. These increases were partially offset by sales activity, which was down 4.7% in the second quarter, as well as foreign currency translation, which had a $28.1 million negative impact on total revenue during the three months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Our cost of services on a consolidated basis increased by $766.3 million, or 51.5%, during the three months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $17.8 million of costs in connection with a cost-elimination project that began in the fourth quarter of 2015 to enhance margins going forward. These increases were partially offset by foreign currency translation, which had a $20.6 million positive impact on cost of services during the three months ended June 30, 2016. Cost of services as a percentage of revenue increased from 62.2% for the three months ended June 30, 2015 to 70.3% for the three months ended June 30, 2016, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 64.5% for the three months ended June 30, 2016, compared to 62.2% for the three months ended June 30, 2015, partly driven by the aforementioned costs associated with our cost-elimination project.

Our operating, administrative and other expenses on a consolidated basis increased by $70.3 million, or 11.5%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was partly driven by costs associated with the GWS Acquisition. Additionally, we incurred $9.4 million of costs in connection with a project to eliminate costs to enhance margins going forward. Also contributing to the variance were higher bonuses primarily attributable to improved results in our Development Services segment. Foreign currency had a $25.5 million positive impact on total operating expenses during the three months ended June 30, 2016, which included $21.2 million in favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, and $4.3 million from foreign currency translation. Operating expenses as a percentage of revenue decreased from 25.5% for the three months ended June 30, 2015 to 21.2% for the three months ended June 30, 2016, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 24.6% for the three months ended June 30, 2016 as compared to 25.3% for the same period in 2015, mainly driven by the aforementioned positive impact of foreign currency activity in the current year, partially offset by the impact of increased bonus expense in the current year associated with gains on property sales in our Development Services segment reflected outside of revenue (in equity income from unconsolidated subsidiaries) and the aforementioned costs associated with our cost-elimination project.

Our depreciation and amortization expense on a consolidated basis increased by $19.7 million, or 27.8%, during the three months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the GWS Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $28.2 million, or 421.9%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense increased by $10.8 million, or 41.4%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily driven by interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015.

Our provision for income taxes on a consolidated basis was $64.0 million for the three months ended June 30, 2016 as compared to $76.5 million for the same period in 2015. This decrease was driven by the decline in pre-tax income during the three months ended June 30, 2016. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 34.5% for the three months ended June 30, 2016 compared to 38.0% for the three months ended June 30, 2015. We experienced a favorable change in earnings mix, with 61% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2016 as of June 30, 2016 as compared to 68% forecasted for 2015 as of June 30, 2015, largely due to the impact of the GWS Acquisition. This benefit is offset, in part, by higher losses sustained in the current year in jurisdictions where no tax benefit could be provided. A favorable impact from discrete items recorded in the current-year quarter also contributed to the lower effective tax rate for the three months ended June 30, 2016.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

We reported consolidated net income of $203.8 million for the six months ended June 30, 2016 on revenue of $6.1 billion as compared to consolidated net income of $218.0 million on revenue of $4.4 billion for the six months ended June 30, 2015.

Our revenue on a consolidated basis for the six months ended June 30, 2016 increased by $1.6 billion, or 36.3%, as compared to the six months ended June 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $1.3 billion of revenue to the current-year period. Additionally, the revenue increase reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 11.4%), as well as increased leasing (up 10.4%), commercial mortgage brokerage (up 8.9%) and sales (up 1.3%) activity. Foreign currency translation had a $96.4 million negative impact on total revenue during the six months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the Australian dollar, British pound sterling and Canadian dollar.

Our cost of services on a consolidated basis increased by $1.5 billion, or 53.6%, during the six months ended June 30, 2016 as compared to same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. Lastly, we incurred $22.4 million of costs in the current-year period in connection with our cost-elimination project. These increases were partially offset by foreign currency translation, which had a $67.4 million positive impact on cost of services during the six months ended June 30, 2016. Cost of services as a percentage of revenue increased from 62.5% for the six months ended June 30, 2015 to 70.5% for the six months ended June 30, 2016, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 64.5% for the six months ended June 30, 2016, compared to 62.5% for the six months ended June 30, 2015, partly driven by the aforementioned costs incurred in connection with our cost-elimination project in the current-year period as well as by our mix of revenue, with a higher composition of revenue being non-commissionable in the prior-year period.

Our operating, administrative and other expenses on a consolidated basis increased by $181.9 million, or 15.9%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (particularly bonuses largely attributable to improved results, most notably in our Development Services segment). Lastly, we incurred $17.2 million of costs in connection with our cost-elimination project. Foreign currency had a $25.9 million positive impact on total operating expenses during the six months ended June 30, 2016, which included $23.7 million of foreign currency translation and $2.2 million of favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities. Operating expenses as a percentage of revenue decreased from 25.7% for the six months ended June 30, 2015 to 21.9% for the six months ended June 30, 2016, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 25.6% for the six months ended June 30, 2016 as compared to 25.5% for the same period in 2015, mainly driven by increased bonus expense in the current year associated with gains on property sales in our Development Services segment reflected outside of revenue (in equity income from unconsolidated subsidiaries) and the aforementioned costs associated with our cost-elimination project, partially offset by the positive impact of foreign currency in the current-year period.

Our depreciation and amortization expense on a consolidated basis increased by $36.8 million, or 26.2%, during the six months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the GWS Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $70.1 million, or 316.5%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense increased by $19.4 million, or 37.1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily driven by interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.7 million for the six months ended June 30, 2015. These costs included the write-off of $1.7 million of unamortized deferred financing costs associated with our prior credit agreement dated March 28, 2013, as amended, and $1.0 million of fees incurred in connection with our amended and restated credit agreement dated January 9, 2015, as amended (our 2015 Credit Agreement).

Our provision for income taxes on a consolidated basis was $114.2 million for the six months ended June 30, 2016 as compared to $133.4 million for the same period in 2015. This decrease was driven by the decline in pre-tax income during the six months ended June 30, 2016. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 35.9% for the six months ended June 30, 2016 compared to 38.0% for the six months ended June 30, 2015. We experienced a favorable change in earnings mix, with 61% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2016 as of June 30, 2016 as compared to 68% forecasted for 2015 as of the same period in the prior year, largely due to the impact of the GWS Acquisition. This benefit is offset, in part, by higher losses sustained in the current year in jurisdictions where no tax benefit could be provided. A decrease in unfavorable discrete items recorded in the current-year period also contributed to the lower effective tax rate for the six months ended June 30, 2016.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015 (1)		2016		2015 (1)
Americas
Revenue	$1,775,756	100.0%	$1,434,489	100.0%	$3,359,315	100.0%	$2,662,105	100.0%
Costs and expenses:
Cost of services	1,231,632	69.4%	924,509	64.4%	2,331,023	69.4%	1,711,626	64.3%
Operating, administrative and other	339,707	19.1%	301,926	21.0%	656,890	19.6%	577,347	21.7%
Depreciation and amortization	63,197	3.5%	44,591	3.2%	123,797	3.6%	87,541	3.3%

Operating income	$141,220	8.0%	$163,463	11.4%	$247,605	7.4%	$285,591	10.7%

EBITDA (2)	$208,407	11.7%	$213,956	14.9%	$381,745	11.4%	$384,018	14.4%

EMEA
Revenue	$961,835	100.0%	$585,714	100.0%	$1,809,333	100.0%	$1,079,738	100.0%
Costs and expenses:
Cost of services	763,779	79.4%	400,947	68.5%	1,447,457	80.0%	763,450	70.7%
Operating, administrative and other	162,187	16.9%	145,959	24.9%	311,502	17.2%	260,249	24.1%
Depreciation and amortization	16,257	1.7%	14,607	2.5%	31,262	1.7%	29,399	2.7%

Operating income	$19,612	2.0%	$24,201	4.1%	$19,112	1.1%	$26,640	2.5%

EBITDA (2)	$36,702	3.8%	$39,479	6.7%	$51,916	2.9%	$57,662	5.3%

Asia Pacific
Revenue	$356,318	100.0%	$261,828	100.0%	$664,842	100.0%	$470,194	100.0%
Costs and expenses:
Cost of services	258,822	72.6%	162,518	62.1%	489,366	73.6%	303,675	64.6%
Operating, administrative and other	77,143	21.7%	69,620	26.6%	144,424	21.7%	122,367	26.0%
Depreciation and amortization	4,297	1.2%	3,783	1.4%	8,478	1.3%	7,629	1.6%

Operating income	$16,056	4.5%	$25,907	9.9%	$22,574	3.4%	$36,523	7.8%

EBITDA (2)	$20,275	5.7%	$29,724	11.4%	$30,929	4.7%	$44,186	9.4%

Global Investment Management
Revenue	$95,737	100.0%	$94,053	100.0%	$186,117	100.0%	$204,277	100.0%
Costs and expenses:
Operating, administrative and other	73,577	76.9%	77,690	82.6%	145,967	78.4%	148,443	72.7%
Depreciation and amortization	5,817	6.0%	7,061	7.5%	12,437	6.7%	14,672	7.1%

Operating income	$16,343	17.1%	$9,302	9.9%	$27,713	14.9%	$41,162	20.2%

EBITDA (2)	$25,987	27.1%	$12,948	13.8%	$47,523	25.5%	$50,993	25.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015 (1)		2016		2015 (1)
Development Services
Revenue	$17,891	100.0%	$14,422	100.0%	$34,664	100.0%	$26,695	100.0%
Costs and expenses:
Operating, administrative and other	27,828	155.5%	14,963	103.8%	65,025	187.6%	33,527	125.6%
Depreciation and amortization	700	4.0%	563	3.9%	1,288	3.7%	1,210	4.6%
Gain on disposition of real estate	—	—	6,986	48.5%	4,819	13.9%	6,986	26.2%

Operating (loss) income	$(10,637)	(59.5%)	$5,882	40.8%	$(26,830)	(77.4%)	$(1,056)	(4.0%)

EBITDA (2)	$18,525	103.5%	$753	5.2%	$50,400	145.4%	$6,289	23.6%

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.
(2)	See Note 10 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for a reconciliation of segment EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP (which is segment net income (loss) attributable to CBRE Group, Inc.), as well as for an explanation of this non-GAAP financial measure.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Americas

Revenue increased by $341.3 million, or 23.8%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was in part due to contributions from the GWS Acquisition, which added $246.0 million of revenue to the current-year quarter. Additionally, the revenue increase reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 8.7%), as well as improved commercial mortgage brokerage and leasing activity. Foreign currency translation had a $9.4 million negative impact on revenue during the three months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the Brazilian real and Canadian dollar.

Cost of services increased by $307.1 million, or 33.2%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. This increase was also due to higher commission expense resulting from improved lease transaction revenue. Foreign currency translation had a $6.1 million positive impact on cost of services during the three months ended June 30, 2016. Cost of services as a percentage of revenue increased to 69.4% for the three months ended June 30, 2016 compared to 64.4% for the same period in 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 65.8% for the three months ended June 30, 2016, compared to 64.4% for the three months ended June 30, 2015.

Operating, administrative and other expenses increased by $37.8 million, or 12.5%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was largely driven by costs associated with the GWS Acquisition. Foreign currency had a $3.7 million positive impact on total operating expenses during the three months ended June 30, 2016, which included foreign currency translation of $2.1 million and favorable foreign currency transaction activity, mostly hedging related, of $1.6 million.

EMEA

Revenue increased by $376.1 million, or 64.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $356.6 million of revenue to the current-year quarter. In addition, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 15.4%). This increase in revenue was partially offset by lower sales and leasing activity as well as foreign currency translation, which had a $12.8 million negative impact on total revenue during the three months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling, partially mitigated by strength in the euro.

Cost of services increased by $362.8 million, or 90.5%, for the three months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $14.3 million of costs in the current year in connection with our cost-elimination project. These increases were partially reduced by foreign currency translation, which had a $10.2 million positive impact on cost of services during the three months ended June 30, 2016. Cost of services as a percentage of revenue increased to 79.4% for the three months ended June 30, 2016 from 68.5% for the three months ended June 30, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 72.3% for the three months ended June 30, 2016, compared to 68.5% for the three months ended June 30, 2015, primarily driven by the aforementioned costs incurred in connection with our cost-elimination project.

Operating, administrative and other expenses increased by $16.2 million, or 11.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily driven by higher costs associated with the GWS Acquisition. We also incurred $2.3 million of costs in the current-year quarter in connection with our cost-elimination project. These increases were partially mitigated by foreign currency, which had a $15.8 million positive impact on total operating expenses during the three months ended June 30, 2016, including $14.2 million in favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, and $1.6 million from foreign currency translation.

Asia Pacific

Revenue increased by $94.5 million, or 36.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Contributions from the GWS Acquisition, which added $87.8 million of revenue to the current-year quarter, drove the increase. The revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 16.4%) as well as improved leasing activity. This increase was partially offset by lower sales activity as well as by foreign currency translation, which had a $5.7 million negative impact on total revenue during the three months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the Australian dollar, Chinese yuan and Indian rupee, partly mitigated by strength in the Japanese yen.

Cost of services increased by $96.3 million, or 59.3%, for the three months ended June 30, 2016 as compared to the same period in 2015, mainly driven by higher costs associated with our property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $3.3 million of costs in the current year in connection with our cost-elimination project. These increases were partially offset by foreign currency translation, which had a $4.3 million positive impact on cost of services during the three months ended June 30, 2016. Cost of services as a percentage of revenue increased to 72.6% for the three months ended June 30, 2016 as compared to 62.1% for the same period in 2015, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 66.8% for the three months ended June 30, 2016, compared to 62.1% for the same period in 2015, primarily driven by the aforementioned costs incurred in connection with our cost-elimination project as well as due to our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, being a higher percentage of revenue than in the prior year period.

Operating, administrative and other expenses increased by $7.5 million, or 10.8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily driven by costs associated with the GWS Acquisition. These costs were partially mitigated by foreign currency activity, which had a $1.8 million positive impact on total operating expenses during the three months ended June 30, 2016, including $1.1 million in favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, and $0.7 million from foreign currency translation.

Global Investment Management

Revenue increased by $1.7 million, or 1.8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily driven by higher acquisition fees in the current year. Foreign currency translation had a $0.2 million negative impact on total revenue during the three months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Operating, administrative and other expenses decreased by $4.1 million, or 5.3%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily driven by lower carried interest expense incurred in the current-year quarter. Additionally, foreign currency had a $4.1 million positive impact on total operating expenses during the three months ended June 30, 2016, which included $4.2 million of favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, partially offset by a $0.1 million negative impact of foreign currency translation. These declines in operating expenses in the current year were partially offset by the impact of $4.8 million of costs incurred in the current-year quarter in connection with our cost-elimination project.

A rollforward of our AUM by product type for the three months ended June 30, 2016 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at April 1, 2016	$29.8	$39.0	$20.9	$89.7
Inflows	0.5	1.9	0.6	3.0
Outflows	(1.1)	(0.6)	(1.5)	(3.2)
Market (depreciation) appreciation	(0.3)	(1.3)	0.7	(0.9)

Balance at June 30, 2016	$28.9	$39.0	$20.7	$88.6

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

Development Services

Revenue increased by $3.5 million, or 24.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses increased by $12.9 million, or 86.0%, for the three months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily driven by higher bonuses in the current year as a result of significantly improved operating performance due to property sales (reflected in equity income from unconsolidated subsidiaries).

As of June 30, 2016, development projects in process totaled $7.1 billion, up $1.1 billion from the second quarter of 2015. The pipeline inventory totaled $3.0 billion, down $0.7 billion from a year ago, as development projects converted from pipeline to in-process.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Americas

Revenue increased by $697.2 million, or 26.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was in part due to contributions from the GWS Acquisition, which added $487.6 million of revenue to the current-year period. Additionally, the revenue increase reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 7.9%), as well as improved leasing, sales and commercial mortgage brokerage activity. Foreign currency translation had a $24.2 million negative impact on revenue during the six months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the Brazilian real and Canadian dollar.

Cost of services increased by $619.4 million, or 36.2%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. This increase was also due to higher commission expense resulting from improved sales and lease transaction revenue. Foreign currency translation had a $16.1 million positive impact on cost of services during the six months ended June 30, 2016. Cost of services as a percentage of revenue increased to 69.4% for the six months ended June 30, 2016 compared to 64.3% for the same period in 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 65.7% for the six months ended June 30, 2016, compared to 64.3% for the six months ended June 30, 2015, partly driven by our mix of revenue, with a higher composition of revenue being non-commissionable in the prior year.

Operating, administrative and other expenses increased by $79.5 million, or 13.8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was partly driven by costs associated with the GWS Acquisition as well as higher payroll-related costs, including an increase in 401(k) contributions in the United States, and expenses associated with our cost-elimination project. Higher software license and maintenance contract costs also contributed to the increase. Foreign currency had a $6.6 million positive impact on total operating expenses during the six months ended June 30, 2016, which included foreign currency translation of $6.5 million.

EMEA

Revenue increased by $729.6 million, or 67.6%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $684.1 million of revenue to the current-year period. In addition, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 15.0%). This increase in revenue was partially offset by lower sales activity as well as foreign currency translation, which had a $49.4 million negative impact on total revenue during the six months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Cost of services increased by $684.0 million, or 89.6%, for the six months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $18.0 million of costs in the current year in connection with our cost-elimination project. These increases were partially reduced by foreign currency translation, which had a $37.1 million positive impact on cost of services during the six months ended June 30, 2016. Cost of services as a percentage of revenue increased to 80.0% for the six months ended June 30, 2016 from 70.7% for the six months ended June 30, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 72.8% for the six months ended June 30, 2016, compared to 70.7% for the six months ended June 30, 2015, primarily driven by the aforementioned costs incurred in connection with our cost-elimination project.

Operating, administrative and other expenses increased by $51.3 million, or 19.7%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily driven by higher costs associated with the GWS Acquisition. Higher payroll-related costs (including bonuses) in the current year also contributed to the variance. Lastly, we incurred $5.6 million of costs in the current-year period in connection with our previously mentioned cost-elimination project. These increases were partially mitigated by foreign currency, which had a $20.8 million positive impact on total operating expenses during the six months ended June 30, 2016, including $10.8 million in favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, and $10.0 million from foreign currency translation.

Asia Pacific

Revenue increased by $194.6 million, or 41.4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Contributions from the GWS Acquisition, which added $172.8 million of revenue to the current-year period, drove the increase. The revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 17.5%) as well as improved leasing activity. This increase was partially offset by lower sales activity as well as by foreign currency translation, which had a $19.0 million negative impact on total revenue during the six months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the Australian dollar and Indian rupee.

Cost of services increased by $185.7 million, or 61.1%, for the six months ended June 30, 2016 as compared to the same period in 2015, driven by higher costs associated with our property and facilities management businesses, including the acquired GWS business. We also incurred $3.6 million of costs in the current year in connection with our cost-elimination project. These increases were partially offset by foreign currency translation, which had a $14.2 million positive impact on cost of services during the six months ended June 30, 2016. Cost of services as a percentage of revenue increased to 73.6% for the six months ended June 30, 2016 as compared to 64.6% for the same period in 2015, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 67.8% for the six months ended June 30, 2016, compared to 64.6% for the same period in 2015, primarily driven by the aforementioned costs incurred in connection with our cost-elimination project as well as due to our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, being a higher percentage of revenue than in the prior year period.

Operating, administrative and other expenses increased by $22.1 million, or 18.0%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, mainly driven by costs associated with the GWS Acquisition. Additionally, foreign currency activity had an overall negative impact of $2.1 million for the six months ended June 30, 2016, including unfavorable foreign currency transaction activity, mostly hedging related, of $6.5 million, partially offset by foreign currency translation, which had a $4.4 million positive impact on total operating expenses.

Global Investment Management

Revenue decreased by $18.2 million, or 8.9%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This decrease was primarily driven by lower carried interest revenue as well as lower asset management and acquisition fees in the current year. Foreign currency translation had a $3.8 million negative impact on total revenue during the six months ended June 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Operating, administrative and other expenses increased by $2.5 million, or 1.7%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily driven by higher payroll-related costs as well as $5.7 million of charges incurred in the current year in connection with our cost-elimination project. These increases were mostly offset by lower carried interest expense incurred in the current-year period. Additionally, foreign currency had a $3.0 million positive impact on total operating expenses during the six months ended June 30, 2016, which included a $2.8 million favorable impact of foreign currency translation.

A rollforward of our AUM by product type for the six months ended June 30, 2016 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2015	$28.3	$39.9	$20.8	$89.0
Inflows	1.3	3.1	1.5	5.9
Outflows	(1.3)	(2.4)	(3.1)	(6.8)
Market appreciation (depreciation)	0.6	(1.6)	1.5	0.5

Balance at June 30, 2016	$28.9	$39.0	$20.7	$88.6

We describe above how we calculate AUM. Also as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue increased by $8.0 million, or 29.9%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses increased by $31.5 million, or 93.9%, for the six months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily driven by higher bonuses in the current year as a result of significantly improved operating performance due to property sales (reflected in equity income from unconsolidated subsidiaries).

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2016 include up to approximately $195 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2016, we incurred $76.7 million of capital expenditures, net of tenant concessions received. As of June 30, 2016, we had aggregate commitments of $36.5 million to fund future co-investments in our Global Investment Management business, $30.9 million of which is expected to be funded in 2016. Additionally, as of June 30, 2016, we are committed to fund $28.6 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of June 30, 2016, we had $2.6 billion of borrowings available under our $2.8 billion revolving credit facility.

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

As noted above, we believe that any future significant acquisitions that we may make could require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to obtain acquisition financing on favorable terms, or at all, in the future if we decide to make any further significant acquisitions.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2016 and December 31, 2015, we had accrued $74.1 million and $79.7 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $210.0 million for the six months ended June 30, 2016, an increase of $167.8 million as compared to the six months ended June 30, 2015. The increase in cash used in operating activities was primarily due to higher net payments to vendors and income taxes paid in the current year. An increase in receivables recorded in the current year and higher operating performance in the prior year also contributed to the variance. These items were partially offset by higher commissions accrued in the current year.

Investing Activities

Net cash used in investing activities totaled $39.5 million for the six months ended June 30, 2016, a decrease of $131.3 million as compared to the six months ended June 30, 2015. This variance was primarily driven by a greater amount paid for in-fill acquisitions in the prior year, higher distributions received from investments in unconsolidated subsidiaries in the current year and a lower increase in restricted cash in the first six months of 2016 versus the first half of 2015. These items were partially offset by an increase in capital expenditures in the current year.

Financing Activities

Net cash provided by financing activities totaled $141.5 million for the six months ended June 30, 2016, as compared to net cash used in financing activities of $180.5 million for the same period in 2015. This variance was primarily due to greater net borrowings under our revolving credit facility in the current year as well as higher net repayments of term loans under our credit agreement in the prior year.

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

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. As of June 30, 2016 and December 31, 2015, the fair values of such interest rate swap agreements were reflected as a $22.8 million liability and $21.5 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•	volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors affecting the value of real estate assets, inside and outside the United States;

•	foreign currency fluctuations;

•	increases in unemployment and general slowdowns in commercial activity;

•	trends in pricing and risk assumption for commercial real estate services;

•	the effect of significant movements in average cap rates across different property types;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	declines in lending activity of Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the U.S. commercial real estate mortgage market;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our ability to control costs relative to revenue growth;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	changes in domestic and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, currency controls and other trade control laws), particularly in Russia, Eastern Europe and the Middle East, due to the rising level of political instability in those regions;

•	economic volatility and market uncertainty globally related to uncertainty surrounding the implementation and effect of the United Kingdom’s referendum to leave the European Union, including uncertainty in relation to the legal and regulatory framework that would apply to the United Kingdom and its relationship with the remaining members of the European Union;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of companies we may acquire;

•	our ability to retain and incentivize producers;

•	the ability of our Global Investment Management business to maintain and grow assets under management and achieve desired investment returns for our investors, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

•	our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our leverage under our debt instruments as well as the limited restrictions therein on our ability to incur additional debt, and the potential increased borrowing costs to us from a credit-ratings downgrade;

•	litigation and its financial and reputational risks to us;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;

•	our ability to comply with laws and regulations related to our global operations, including real estate licensure, tax, labor and employment laws and regulations, as well as the anti-corruption laws and trade sanctions of the U.S. and other countries;

•	our ability to maintain our effective tax rate at or below current levels;

•	the effect of implementation of new accounting rules and standards; and

•	the other factors described elsewhere in this Quarterly Report, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2015, in particular in Part II, Item 1A, “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

The estimated fair value of our senior term loans was approximately $864.4 million at June 30, 2016. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $832.0 million, $620.5 million and $453.7 million, respectively, at June 30, 2016.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2016, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $3.1 million on pre-tax income and an increase of $3.1 million in cash used in operating activities for the six months ended June 30, 2016.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 1A.	Risk Factors

With the exception of the following, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

The United Kingdom (U.K.) vote to exit from the European Union could significantly adversely impact our U.K. and other European businesses and our results of operations.

On June 23, 2016, U.K. citizens voted in a referendum to leave the European Union, commonly referred to as “Brexit.” The consequences of this vote, and the expected exit of the United Kingdom together with what may be protracted negotiations around the terms of such exit, could significantly impact the business environment in the United Kingdom and the rest of Europe and introduce significant new uncertainties in the markets in which we operate. The U.K. vote to leave the European Union has generated market volatility, with a significant decline in the value of British pound sterling against the U.S. dollar also occurring. Additional market and/or currency volatility may adversely impact our clients’ confidence and may result in a deterioration in our U.K. and other European businesses as leasing and investing activity slow down. A decline in business activity in the United Kingdom and the other European countries in which we operate as a result of the uncertain consequences of the U.K. vote, together with the volatility of the British pound sterling, could have a significant adverse effect on our U.K. and other European businesses and our results of operations.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between CBRE, Inc. and Johnson Controls, Inc.	8-K	001-32205	2.1	4/3/2015

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/19/2016

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.2	05/19/2016

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1	4/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3	7/30/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	4/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004
4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		8/2/2005

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	5/10/2013

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023	10-Q	001-32205	4.4	(b)	5/10/2013

4.3(c)	Second Supplemental Indenture, dated as April 10, 2013 among CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(d)	Form of 5.00% Senior Notes due 2023 (included in Exhibit 4.3(b))	10-Q	001-32205	4.4	(b)	5/10/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.3(e)	Form of Supplemental Indenture among certain U.S. subsidiaries from time-to-time, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		4/16/2013

4.3(f)	Second Supplemental Indenture, dated as of September 24, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	8-K	001-32205	4.1		9/26/2014

4.3(g)	Form of 5.25% Senior Notes due 2025 (included in Exhibit 4.3(f))	8-K	001-32205	4.2		9/26/2014
4.3(h)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

4.3(i)	Third Supplemental Indenture, dated as of December 12, 2014, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1		12/12/2014

4.3(j)	Fourth Supplemental Indenture, dated as of August 13, 2015, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026	8-K	001-32205	4.2		8/13/2015

4.3(k)	Form of 4.875% Senior Notes due 2026 (included in Exhibit 4.3(j))	8-K	001-32205	4.3		8/13/2015

4.3(l)	Fifth Supplemental Indenture, dated as of September 25, 2015, among CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, 5.25% Senior Notes due 2025 and 4.875% Senior Notes due 2026.	8-K	001-32205	4.1		9/25/2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

11	Statement concerning Computation of Per Share Earnings (filed as Note 9 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing Exhibit Index, (1) references to CB Richard Ellis Group, Inc. are now to CBRE Group, Inc., (2) references to CB Richard Ellis Services, Inc. are now to CBRE Services, Inc., and (3) references to CB Richard Ellis, Inc. are now to CBRE, Inc.

+	If used in this Exhibit Index, denotes a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: August 9, 2016	/s/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: August 9, 2016	/s/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)