Form 10-Q
period 2016-09-30
CBRE GROUP, INC.
filed 2016-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Class A common stock outstanding at October 31, 2016 was 337,279,372.

FORM 10-Q

September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$446,346	$540,403
Restricted cash	70,755	72,764
Receivables, less allowance for doubtful accounts of $47,481 and $46,606 at September 30, 2016 and December 31, 2015, respectively	2,399,161	2,471,740
Warehouse receivables	1,642,394	1,767,107
Income taxes receivable	88,560	59,331
Prepaid expenses	195,179	172,922
Other current assets	213,082	220,956

Total Current Assets	5,055,477	5,305,223
Property and equipment, net	550,779	529,823
Goodwill	3,045,084	3,085,997
Other intangible assets, net of accumulated amortization of $727,183 and $589,236 at September 30, 2016 and December 31, 2015, respectively	1,414,831	1,450,469
Investments in unconsolidated subsidiaries	249,883	217,943
Deferred tax assets, net	106,349	135,252
Other assets, net	354,367	293,236

Total Assets	$10,776,770	$11,017,943

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,365,528	$1,484,119
Compensation and employee benefits payable	741,194	705,070
Accrued bonus and profit sharing	608,979	866,894
Income taxes payable	46,866	82,194
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase)	1,619,091	1,750,781
Revolving credit facility	83,000	—
Other	16	16

Total short-term borrowings	1,702,107	1,750,797
Current maturities of long-term debt	45,027	34,428
Other current liabilities	57,163	70,655

Total Current Liabilities	4,566,864	4,994,157
Long-term debt, net of current maturities	2,614,898	2,645,111
Deferred tax liabilities, net	85,355	100,361
Non-current tax liabilities	91,767	88,667
Other liabilities	436,383	430,577

Total Liabilities	7,795,267	8,258,873
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 337,279,372 and 334,230,496 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,373	3,342
Additional paid-in capital	1,124,062	1,106,758
Accumulated earnings	2,392,931	2,088,227
Accumulated other comprehensive loss	(585,341)	(485,675)

Total CBRE Group, Inc. Stockholders’ Equity	2,935,025	2,712,652
Non-controlling interests	46,478	46,418

Total Equity	2,981,503	2,759,070

Total Liabilities and Equity	$10,776,770	$11,017,943

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$3,193,487	$2,712,559	$9,247,758	$7,155,568
Costs and expenses:
Cost of services	2,252,783	1,773,660	6,520,629	4,552,411
Operating, administrative and other	686,530	626,905	2,010,338	1,768,838
Depreciation and amortization	92,725	75,047	269,987	215,498

Total costs and expenses	3,032,038	2,475,612	8,800,954	6,536,747
Gain on disposition of real estate	11,043	3,154	15,862	10,140

Operating income	172,492	240,101	462,666	628,961
Equity income from unconsolidated subsidiaries	24,672	17,242	116,902	39,386
Other income (loss)	1,356	(4,945)	8,453	(4,927)
Interest income	1,020	1,158	5,545	4,857
Interest expense	37,273	30,699	109,050	83,067
Write-off of financing costs on extinguished debt	—	—	—	2,685

Income before provision for income taxes	162,267	222,857	484,516	582,525
Provision for income taxes	51,414	72,866	165,578	206,243

Net income	110,853	149,991	318,938	376,282
Less: Net income attributable to non-controlling interests	6,690	868	10,940	9,193

Net income attributable to CBRE Group, Inc.	$104,163	$149,123	$307,998	$367,089

Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.31	$0.45	$0.92	$1.10

Weighted average shares outstanding for basic income per share	335,770,122	332,684,487	334,949,606	332,223,036

Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.31	$0.44	$0.91	$1.09

Weighted average shares outstanding for diluted income per share	338,488,975	336,561,877	338,053,297	336,140,923

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$110,853	$149,991	$318,938	$376,282
Other comprehensive loss:
Foreign currency translation loss	(15,940)	(69,728)	(101,654)	(117,640)
Fees associated with termination of interest rate swaps, net of tax	—	(3,748)	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,720	1,873	5,196	5,477
Unrealized gains (losses) on interest rate swaps, net of tax	788	(2,924)	(3,327)	(5,435)
Unrealized holding gains (losses) on available for sale securities, net of tax	348	(1,182)	993	(1,111)
Other, net	2	(18)	(757)	—

Total other comprehensive loss	(13,082)	(75,727)	(99,549)	(122,457)

Comprehensive income	97,771	74,264	219,389	253,825
Less: Comprehensive income attributable to non-controlling interests	6,768	861	11,057	9,170

Comprehensive income attributable to CBRE Group, Inc.	$91,003	$73,403	$208,332	$244,655

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,938	$376,282
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	269,987	215,498
Gain on sale of loans, servicing rights and other assets	(134,775)	(105,178)
Amortization and write-off of financing costs on extinguished debt	8,302	9,703
Net realized and unrealized (gains) losses from investments	(8,453)	4,927
Gain on disposition of real estate held for investment	(9,901)	(8,573)
Equity income from unconsolidated subsidiaries	(116,902)	(39,386)
Provision for doubtful accounts	6,805	7,039
Compensation expense for equity awards	43,346	48,119
Incremental tax benefit from stock options exercised	—	(2,270)
Distribution of earnings from unconsolidated subsidiaries	19,982	22,900
Tenant concessions received	7,667	6,770
Purchase of trading securities	(76,136)	(64,442)
Proceeds from sale of trading securities	84,234	57,901
Decrease (increase) in receivables	46,275	(3,022)
Increase in prepaid expenses and other assets	(101,916)	(71,762)
Decrease (increase) in real estate held for sale and under development	2,870	(11,542)
(Decrease) increase in accounts payable and accrued expenses	(125,471)	4,490
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(210,670)	(269,396)
Increase in income taxes receivable/payable	(66,589)	(4,584)
Increase (decrease) in other liabilities	8,807	(12,800)
Other operating activities, net	(19,589)	(18,264)

Net cash (used in) provided by operating activities	(53,189)	142,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(134,357)	(85,324)
Acquisition of Global Workplace Solutions (GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(10,477)	(1,421,663)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(22,066)	(103,140)
Contributions to unconsolidated subsidiaries	(57,295)	(45,792)
Distributions from unconsolidated subsidiaries	119,539	42,738
Net proceeds from disposition of real estate held for investment	44,326	3,584
Proceeds from the sale of servicing rights and other assets	27,159	21,434
Increase in restricted cash	(1,623)	(41,864)
Purchase of available for sale securities	(31,413)	(31,919)
Proceeds from the sale of available for sale securities	29,560	33,063
Other investing activities, net	(2,974)	(3,063)

Net cash used in investing activities	(39,621)	(1,631,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	900,000
Repayment of senior term loans	(23,125)	(651,863)
Proceeds from revolving credit facility	2,195,000	2,107,500
Repayment of revolving credit facility	(2,112,000)	(1,711,512)
Proceeds from issuance of 4.875% senior notes, net	—	595,440
Proceeds from notes payable on real estate held for investment	7,274	—
Repayment of notes payable on real estate held for investment	(33,516)	(1,173)
Proceeds from notes payable on real estate held for sale and under development	15,110	12,584
Repayment of notes payable on real estate held for sale and under development	(4,102)	—
(Repayment of) proceeds from short-term borrowings and other loans, net	(483)	15,862
Shares repurchased for payment of taxes on equity awards	(27,796)	(24,517)
Proceeds from exercise of stock options	915	6,755
Incremental tax benefit from stock options exercised	—	2,270
Non-controlling interest contributions	1,478	4,691
Non-controlling interest distributions	(12,800)	(13,595)
Payment of financing costs	(5,601)	(30,130)
Other financing activities, net	(1,193)	(2,142)

Net cash (used in) provided by financing activities	(839)	1,210,170
Effect of currency exchange rate changes on cash and cash equivalents	(408)	(21,161)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(94,057)	(300,527)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	540,403	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$446,346	$440,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$118,272	$80,822

Income taxes, net	$225,129	$210,634

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at December 31, 2015	$3,342	$1,106,758	$2,088,227	$(485,675)	$46,418	$2,759,070
Net income	—	—	307,998	—	10,940	318,938
Adoption of Accounting Standards Update 2016-09, net of tax (see Note 2)	—	4,975	(3,294)	—	—	1,681
Compensation expense for equity awards	—	43,346	—	—	—	43,346
Shares repurchased for payment of taxes on equity awards	—	(27,796)	—	—	—	(27,796)
Foreign currency translation (loss) gain	—	—	—	(101,771)	117	(101,654)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	5,196	—	5,196
Unrealized losses on interest rate swaps, net of tax	—	—	—	(3,327)	—	(3,327)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	993	—	993
Contributions from non-controlling interests	—	—	—	—	1,478	1,478
Distributions to non-controlling interests	—	—	—	—	(12,800)	(12,800)
Other	31	(3,221)	—	(757)	325	(3,622)

Balance at September 30, 2016	$3,373	$1,124,062	$2,392,931	$(585,341)	$46,478	$2,981,503

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We elected to early adopt the provisions of ASU 2016-09 during the third quarter of 2016, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU 2016-09 permits companies to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We elected to change our accounting policy to recognize forfeitures when they occur and the impact of this change in accounting policy has been recorded as a $3.3 million cumulative effect adjustment to accumulated earnings as

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

of January 1, 2016. Additionally, this ASU requires the recognition of excess tax benefits and deficiencies as income tax benefits or expenses in the income statement rather than to additional paid-in capital, which has been applied on a prospective basis to settlements of share-based payment awards occurring on or after January 1, 2016. ASU 2016-09 also requires that excess tax benefits be presented as operating activities on the statement of cash flows, which we have elected to apply on a prospective basis. The remaining provisions of ASU 2016-09 did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

The FASB has recently issued four ASUs related to revenue recognition, all of which become effective for the Company on January 1, 2018. The ASUs issued are: (1) in May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606);” (2) in March 2016, ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” (3) in April 2016, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” and (4) in May 2016, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance under GAAP. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of this ASU on our ongoing financial reporting. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures. ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. ASU 2016-12 clarifies guidance in certain narrow areas and adds some practical expedients. We do not believe the application of ASU 2016-10 and ASU 2016-12 will have a material impact on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require designation of that relationship, as long as all other hedge accounting criteria continue to be met. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of ASU 2016-05 will have a material impact on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This ASU eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 should be applied prospectively upon its effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. This ASU is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2016, with early application permitted. We do not believe the application of ASU 2016-07 will have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016-15 will have on our consolidated financial statements and related disclosures.

3.	Acquisition of Global Workplace Solutions

On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, pursuant to a Stock and Asset Purchase Agreement with Johnson Controls, Inc. (JCI), acquired JCI’s Global Workplace Solutions business (we refer to this transaction as the GWS Acquisition). The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, paid in cash, plus adjustments totaling $46.5 million for working capital and other items.

The purchase accounting for the GWS Acquisition, including assignment of goodwill to our reporting units, has been finalized. There were no significant adjustments to the purchase price allocation recorded during the nine months ended September 30, 2016. The excess purchase price over the estimated fair value of net assets acquired of $858 million has been recorded to goodwill, with $406 million assigned to our Americas segment, $438 million assigned to our EMEA segment and $14 million assigned to our Asia Pacific segment. The goodwill arising from the GWS Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from JCI with our business. Of the $858 million of goodwill recorded in connection with the GWS Acquisition, approximately $435 million is deductible for tax purposes.

Unaudited pro forma results, assuming the GWS Acquisition had occurred as of January 1, 2015 for purposes of the 2015 pro forma disclosures, are presented below. They include certain adjustments for the three and nine months ended September 30, 2015, including $17.9 million and $53.8 million, respectively, of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $9.7 million and $30.8 million, respectively, of additional interest expense as a result of debt incurred to finance the GWS Acquisition, the removal of $16.9 million and $24.9 million, respectively, of direct costs incurred by us related to the GWS Acquisition, net of the tax impact during the period of these pro forma adjustments. These pro forma results have

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the GWS Acquisition occurred on January 1, 2015 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$3,210,559	$9,272,568
Operating income	$258,417	$665,453
Net income attributable to CBRE Group, Inc.	$156,597	$372,285

Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.47	$1.12
Weighted average shares outstanding for basic income per share	332,684,487	332,223,036

Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.47	$1.11
Weighted average shares outstanding for diluted income per share	336,561,877	336,140,923

4.	Variable Interest Entities (VIEs)

We hold variable interests in certain variable interest entities (VIEs) in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of September 30, 2016 and December 31, 2015, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Investments in unconsolidated subsidiaries	$26,965	$21,457
Other assets, current	3,721	3,723
Co-investment commitments	172	180

Maximum exposure to loss	$30,858	$25,360

5.	Fair Value Measurements

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and nine months ended September 30, 2016 and 2015. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2015 Annual Report.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	As of September 30, 2016
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$8,381	$—	$—	$8,381
Debt securities issued by U.S. federal agencies	—	5,409	—	5,409
Corporate debt securities	—	17,191	—	17,191
Asset-backed securities	—	2,900	—	2,900
Collateralized mortgage obligations	—	1,044	—	1,044

Total debt securities	8,381	26,544	—	34,925
Equity securities	23,265	—	—	23,265

Total available for sale securities	31,646	26,544	—	58,190
Trading securities	66,707	—	—	66,707
Warehouse receivables	—	1,642,394	—	1,642,394
Foreign currency exchange forward contracts	—	9,427	—	9,427

Total assets at fair value	$98,353	$1,678,365	$—	$1,776,718

Liabilities
Interest rate swaps	$—	$18,873	$—	$18,873
Securities sold, not yet purchased	3,123	—	—	3,123
Foreign currency exchange forward contracts	—	4,841	—	4,841

Total liabilities at fair value	$3,123	$23,714	$—	$26,837

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

The following table provides additional information about fair value measurements for the Level 3 assets for the nine months ended September 30, 2016 (dollars in thousands):

Balance, December 31, 2015	$1,680
Net gains included in earnings	—
Settlements	(1,680)
Transfers into (out of) Level 3	—

Balance, September 30, 2016	$—

There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2016 and 2015.

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments are as follows:

•	Cash and Cash Equivalents and Restricted Cash—These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

•	Receivables, less Allowance for Doubtful Accounts—Due to their short-term nature, fair value approximates carrying value.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•	Warehouse Receivables—These balances are carried at fair value based on market prices at the balance sheet date.

•	Trading and Available for Sale Securities—These investments are carried at their fair value.

•	Foreign Currency Exchange Forward Contracts—These assets and liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Securities Sold, not yet Purchased—These liabilities are carried at their fair value.

•	Short-Term Borrowings—The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, Inc. (CBRE Capital Markets), and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 7).

•	Senior Term Loans—Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $855.8 million and $878.6 million at September 30, 2016 and December 31, 2015, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $856.7 million and $877.9 million at September 30, 2016 and December 31, 2015, respectively (see Note 7).

•	Interest Rate Swaps—These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Senior Notes—Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $853.5 million, $638.0 million and $458.1 million, respectively, at September 30, 2016 and $802.6 million, $598.8 million and $430.4 million, respectively, at December 31, 2015. The actual carrying value of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $790.1 million, $591.0 million and $422.1 million, respectively, at September 30, 2016 and $789.1 million, $590.5 million and $422.0 million, respectively, at December 31, 2015.

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

Combined condensed financial information for the entities actually accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Global Investment Management
Revenue	$418,028	$221,245	$902,932	$728,144
Operating income (loss)	$93,491	$(26,625)	$155,869	$(107,351)
Net income (loss)	$52,477	$56,182	$118,348	$(175,014)

Development Services
Revenue	$26,179	$22,690	$57,255	$42,265
Operating income	$26,027	$13,316	$184,136	$54,664
Net income	$19,745	$9,812	$169,837	$47,299

Other
Revenue	$40,292	$52,535	$106,807	$126,101
Operating income	$6,130	$10,961	$20,418	$25,592
Net income	$6,135	$11,126	$20,506	$26,027

Total
Revenue	$484,499	$296,470	$1,066,994	$896,510
Operating income (loss)	$125,648	$(2,348)	$360,423	$(27,095)
Net income (loss)	$78,357	$77,120	$308,691	$(101,688)

7.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Senior term loans, with interest ranging from 1.39% to 2.12%, due quarterly through 2022	$865,000	$888,125
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	595,824	595,568
5.25% senior notes due in 2025, net of unamortized premium	426,545	426,682
Other	36	63

Total long-term debt	2,687,405	2,710,438
Less: current maturities of long-term debt	(45,027)	(34,428)
Less: unamortized debt issuance costs	(27,480)	(30,899)

Total long-term debt, net of current maturities	$2,614,898	$2,645,111

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

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of September 30, 2016, the 2015 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. On this basis, our coverage ratio of EBITDA to total interest expense was 12.09x for the trailing twelve months ended September 30, 2016, and our leverage ratio of total debt less available cash to EBITDA was 1.57x as of September 30, 2016.

On August 13, 2015, CBRE issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1, with the first interest payment made on March 1, 2016. The amount of the 4.875% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $591.0 million and $590.5 million at September 30, 2016 and December 31, 2015, respectively.

Short-Term Borrowings

Revolving Credit Facility

As of September 30, 2016, we had $83.0 million of revolving credit facility principal outstanding under the 2015 Credit Agreement with a weighted average annual interest rate of 3.5% and which was included in short-term borrowings in the accompanying consolidated balance sheets. As of September 30, 2016, letters of credit totaling $2.0 million were outstanding under the revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2015, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

During the nine months ended September 30, 2016, we had a maximum of $1.9 billion of warehouse lines of credit principal outstanding. As of September 30, 2016 and December 31, 2015, we had $1.6 billion and $1.8 billion, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $1.6 billion and $1.8 billion of mortgage loans held for sale (warehouse receivables) as of September 30, 2016 and December 31, 2015, respectively, included in the accompanying consolidated balance sheets, which substantially represented mortgage loans funded through the lines of credit that were either under commitment to be purchased by Federal Home Loan Mortgage Corporation (Freddie Mac) or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Government National Mortgage Association (Ginnie Mae) mortgage backed securities that will be secured by the underlying loans.

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

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $15.0 billion at September 30, 2016. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2016 and December 31, 2015, CBRE MCI had a $42.0 million and $35.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $25.7 million and $21.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $847.2 million (including $652.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2016.

We had outstanding letters of credit totaling $48.0 million as of September 30, 2016, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $42.0 million as of September 30, 2016 referred to in the preceding paragraph represented the majority of the $48.0 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2017.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We had guarantees totaling $56.9 million as of September 30, 2016, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $56.9 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2016, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of September 30, 2016, we had aggregate commitments of $28.9 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2016, we had committed to fund $24.2 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$104,163	$149,123	$307,998	$367,089
Weighted average shares outstanding for basic income per share	335,770,122	332,684,487	334,949,606	332,223,036

Basic income per share attributable to CBRE Group, Inc. shareholders	$0.31	$0.45	$0.92	$1.10

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$104,163	$149,123	$307,998	$367,089
Weighted average shares outstanding for basic income per share	335,770,122	332,684,487	334,949,606	332,223,036
Dilutive effect of contingently issuable shares	2,707,401	3,747,524	3,070,134	3,701,801
Dilutive effect of stock options	11,452	129,866	33,557	216,086

Weighted average shares outstanding for diluted income per share	338,488,975	336,561,877	338,053,297	336,140,923

Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.31	$0.44	$0.91	$1.09

For the three and nine months ended September 30, 2016, 1,972,360 and 1,704,848, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2015, 743,638 of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Revenue
Americas	$1,770,369	$1,556,648	$5,129,684	$4,218,753
EMEA	956,492	737,863	2,765,825	1,817,601
Asia Pacific	358,320	285,337	1,023,162	755,531
Global Investment Management	91,807	114,094	277,924	318,371
Development Services	16,499	18,617	51,163	45,312

Total revenue	$3,193,487	$2,712,559	$9,247,758	$7,155,568

EBITDA
Americas	$186,274	$197,379	$568,019	$581,397
EMEA	49,774	56,666	101,690	114,328
Asia Pacific	26,744	33,252	57,673	77,438
Global Investment Management	6,054	29,397	53,577	80,390
Development Services	15,709	9,883	66,109	16,172

Total EBITDA	$284,555	$326,577	$847,068	$869,725

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Net interest expense and write-off of financing costs on extinguished debt have been expensed in the segment where incurred. Provision for income taxes has been allocated among our segments by using applicable U.S. and foreign effective tax rates. EBITDA for our segments is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Americas
Net income attributable to CBRE Group, Inc.	$69,176	$92,008	$231,158	$286,796
Add:
Depreciation and amortization	62,545	47,209	186,342	134,750
Interest expense, net	21,492	9,692	64,583	17,485
Write-off of financing costs on extinguished debt	—	—	—	2,685
Royalty and management service income	(3,138)	(2,703)	(23,295)	(9,668)
Provision for income taxes	36,199	51,173	109,231	149,349

EBITDA	$186,274	$197,379	$568,019	$581,397

EMEA
Net income attributable to CBRE Group, Inc.	$23,524	$24,535	$19,278	$24,921
Add:
Depreciation and amortization	19,385	15,175	50,647	44,574
Interest expense, net	4,078	10,834	11,916	33,656
Royalty and management service (income) expense	(2,992)	(1,452)	685	(4,313)
Provision for income taxes	5,779	7,574	19,164	15,490

EBITDA	$49,774	$56,666	$101,690	$114,328

Asia Pacific
Net income attributable to CBRE Group, Inc.	$11,576	$16,665	$14,068	$29,643
Add:
Depreciation and amortization	4,479	3,728	12,957	11,357
Interest expense, net	1,250	800	1,292	2,689
Royalty and management service expense	5,277	3,581	19,629	11,342
Provision for income taxes	4,162	8,478	9,727	22,407

EBITDA	$26,744	$33,252	$57,673	$77,438

Global Investment Management
Net (loss) income attributable to CBRE Group, Inc.	$(7,830)	$10,717	$7,635	$18,546
Add:
Depreciation and amortization	5,673	8,423	18,110	23,095
Interest expense, net	7,611	8,060	23,124	23,562
Royalty and management service expense	853	574	2,981	2,639
(Benefit of) provision for income taxes	(253)	1,623	1,727	12,548

EBITDA	$6,054	$29,397	$53,577	$80,390

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Development Services
Net income attributable to CBRE Group, Inc.	$7,717	$5,198	$35,859	$7,183
Add:
Depreciation and amortization	643	512	1,931	1,722
Interest expense, net	1,822	155	2,590	818
Provision for income taxes	5,527	4,018	25,729	6,449

EBITDA	$15,709	$9,883	$66,109	$16,172

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.

11.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$5	$12,487	$24,015	$409,839	$—	$446,346
Restricted cash	—	—	6,966	63,789	—	70,755
Receivables, net	—	—	932,035	1,467,126	—	2,399,161
Warehouse receivables (1)	—	—	976,721	665,673	—	1,642,394
Income taxes receivable	1,287	1,043	21,373	64,857	—	88,560
Prepaid expenses	—	—	76,532	118,647	—	195,179
Other current assets	—	9,377	62,490	141,215	—	213,082

Total Current Assets	1,292	22,907	2,100,132	2,931,146	—	5,055,477
Property and equipment, net	—	—	388,208	162,571	—	550,779
Goodwill	—	—	1,647,160	1,397,924	—	3,045,084
Other intangible assets, net	—	—	797,362	617,469	—	1,414,831
Investments in unconsolidated subsidiaries	—	—	199,721	50,162	—	249,883
Investments in consolidated subsidiaries	4,104,563	4,103,473	2,428,313	—	(10,636,349)	—
Intercompany loan receivable	—	2,729,242	700,000	—	(3,429,242)	—
Deferred tax assets, net	—	—	61,372	84,450	(39,473)	106,349
Other assets, net	—	23,521	229,904	100,942	—	354,367

Total Assets	$4,105,855	$6,879,143	$8,552,172	$5,344,664	$(14,105,064)	$10,776,770

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$7,351	$396,882	$961,295	$—	$1,365,528
Compensation and employee benefits payable	—	626	397,483	343,085	—	741,194
Accrued bonus and profit sharing	—	—	361,649	247,330	—	608,979
Income taxes payable	—	—	—	46,866	—	46,866
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase) (1)	—	—	969,180	649,911	—	1,619,091
Revolving credit facility	—	83,000	—	—	—	83,000
Other	—	—	16	—	—	16

Total short-term borrowings	—	83,000	969,196	649,911	—	1,702,107
Current maturities of long-term debt	—	45,000	—	27	—	45,027
Other current liabilities	—	4,841	40,047	12,275	—	57,163

Total Current Liabilities	—	140,818	2,165,257	2,260,789	—	4,566,864
Long-Term Debt, net:
Long-term debt, net	—	2,614,889	—	9	—	2,614,898
Intercompany loan payable	1,170,830	—	1,949,876	308,536	(3,429,242)	—

Total Long-Term Debt, net	1,170,830	2,614,889	1,949,876	308,545	(3,429,242)	2,614,898
Deferred tax liabilities, net	—	—	—	124,828	(39,473)	85,355
Non-current tax liabilities	—	—	91,350	417	—	91,767
Other liabilities	—	18,873	242,216	175,294	—	436,383

Total Liabilities	1,170,830	2,774,580	4,448,699	2,869,873	(3,468,715)	7,795,267
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	2,935,025	4,104,563	4,103,473	2,428,313	(10,636,349)	2,935,025
Non-controlling interests	—	—	—	46,478	—	46,478

Total Equity	2,935,025	4,104,563	4,103,473	2,474,791	(10,636,349)	2,981,503

Total Liabilities and Equity	$4,105,855	$6,879,143	$8,552,172	$5,344,664	$(14,105,064)	$10,776,770

(1)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under TD Bank, N.A. (TD Bank), JP Morgan Chase Bank, N.A. (JP Morgan), Fannie Mae ASAP, Bank of America (BofA) and Capital One, N.A. (Capital One) lines of credit are pledged to TD Bank, JP Morgan, Fannie Mae, BofA and Capital One, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$1,611,836	$1,581,651	$—	$3,193,487
Costs and expenses:
Cost of services	—	—	1,149,943	1,102,840	—	2,252,783
Operating, administrative and other	1,165	(158)	353,420	332,103	—	686,530
Depreciation and amortization	—	—	54,423	38,302	—	92,725

Total costs and expenses	1,165	(158)	1,557,786	1,473,245	—	3,032,038
Gain on disposition of real estate	—	—	—	11,043	—	11,043

Operating (loss) income	(1,165)	158	54,050	119,449	—	172,492
Equity income from unconsolidated subsidiaries	—	—	24,287	385	—	24,672
Other income	—	—	278	1,078	—	1,356
Interest income	—	33,550	592	428	(33,550)	1,020
Interest expense	—	34,809	24,921	11,093	(33,550)	37,273
Royalty and management service (income) expense	—	—	(2,972)	2,972	—	—
Income from consolidated subsidiaries	104,881	105,560	65,474	—	(275,915)	—

Income before (benefit of) provision for income taxes	103,716	104,459	122,732	107,275	(275,915)	162,267
(Benefit of) provision for income taxes	(447)	(422)	17,172	35,111	—	51,414

Net income	104,163	104,881	105,560	72,164	(275,915)	110,853
Less: Net income attributable to non-controlling interests	—	—	—	6,690	—	6,690

Net income attributable to CBRE Group, Inc.	$104,163	$104,881	$105,560	$65,474	$(275,915)	$104,163

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$4,751,526	$4,496,232	$—	$9,247,758
Costs and expenses:
Cost of services	—	—	3,304,291	3,216,338	—	6,520,629
Operating, administrative and other	3,358	(1,584)	1,061,778	946,786	—	2,010,338
Depreciation and amortization	—	—	165,087	104,900	—	269,987

Total costs and expenses	3,358	(1,584)	4,531,156	4,268,024	—	8,800,954
Gain on disposition of real estate	—	—	3,659	12,203	—	15,862

Operating (loss) income	(3,358)	1,584	224,029	240,411	—	462,666
Equity income from unconsolidated subsidiaries	—	—	114,504	2,398	—	116,902
Other income (loss)	—	1	(203)	8,655	—	8,453
Interest income	—	99,119	2,163	3,382	(99,119)	5,545
Interest expense	—	103,425	74,331	30,413	(99,119)	109,050
Royalty and management service (income) expense	—	—	(26,740)	26,740	—	—
Income from consolidated subsidiaries	310,069	311,747	107,849	—	(729,665)	—

Income before (benefit of) provision for income taxes	306,711	309,026	400,751	197,693	(729,665)	484,516
(Benefit of) provision for income taxes	(1,287)	(1,043)	89,004	78,904	—	165,578

Net income	307,998	310,069	311,747	118,789	(729,665)	318,938
Less: Net income attributable to non-controlling interests	—	—	—	10,940	—	10,940

Net income attributable to CBRE Group, Inc.	$307,998	$310,069	$311,747	$107,849	$(729,665)	$307,998

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$104,163	$104,881	$105,560	$72,164	$(275,915)	$110,853
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(15,940)	—	(15,940)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,720	—	—	—	1,720
Unrealized gains on interest rate swaps, net	—	788	—	—	—	788
Unrealized holding gains on available for sale securities, net	—	—	348	—	—	348
Other, net	—	—	—	2	—	2

Total other comprehensive income (loss)	—	2,508	348	(15,938)	—	(13,082)
Comprehensive income	104,163	107,389	105,908	56,226	(275,915)	97,771
Less: Comprehensive income attributable to non-controlling interests	—	—	—	6,768	—	6,768

Comprehensive income attributable to CBRE Group, Inc.	$104,163	$107,389	$105,908	$49,458	$(275,915)	$91,003

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$149,123	$160,973	$146,587	$63,804	$(370,496)	$149,991
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(69,728)	—	(69,728)
Fees associated with termination of interest rate swaps, net	—	(3,748)	—	—	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,873	—	—	—	1,873
Unrealized losses on interest rate swaps, net	—	(2,924)	—	—	—	(2,924)
Unrealized holding losses on available for sale securities, net	—	—	(1,024)	(158)	—	(1,182)
Other, net	—	—	(18)	—	—	(18)

Total other comprehensive loss	—	(4,799)	(1,042)	(69,886)	—	(75,727)
Comprehensive income (loss)	149,123	156,174	145,545	(6,082)	(370,496)	74,264
Less: Comprehensive income attributable to non-controlling interests	—	—	—	861	—	861

Comprehensive income (loss) attributable to CBRE Group, Inc.	$149,123	$156,174	$145,545	$(6,943)	$(370,496)	$73,403

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$307,998	$310,069	$311,747	$118,789	$(729,665)	$318,938
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(101,654)	—	(101,654)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	5,196	—	—	—	5,196
Unrealized losses on interest rate swaps, net	—	(3,327)	—	—	—	(3,327)
Unrealized holding gains on available for sale securities, net	—	—	862	131	—	993
Other, net	—	—	(759)	2	—	(757)

Total other comprehensive income (loss)	—	1,869	103	(101,521)	—	(99,549)
Comprehensive income	307,998	311,938	311,850	17,268	(729,665)	219,389
Less: Comprehensive income attributable to non-controlling interests	—	—	—	11,057	—	11,057

Comprehensive income attributable to CBRE Group, Inc.	$307,998	$311,938	$311,850	$6,211	$(729,665)	$208,332

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$367,089	$394,820	$390,232	$116,034	$(891,893)	$376,282
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(117,640)	—	(117,640)
Fees associated with termination of interest rate swaps, net	—	(3,748)	—	—	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	5,477	—	—	—	5,477
Unrealized losses on interest rate swaps, net	—	(5,435)	—	—	—	(5,435)
Unrealized holding losses on available for sale securities, net	—	—	(1,053)	(58)	—	(1,111)

Total other comprehensive loss	—	(3,706)	(1,053)	(117,698)	—	(122,457)
Comprehensive income (loss)	367,089	391,114	389,179	(1,664)	(891,893)	253,825
Less: Comprehensive income attributable to non-controlling interests	—	—	—	9,170	—	9,170

Comprehensive income (loss) attributable to CBRE Group, Inc.	$367,089	$391,114	$389,179	$(10,834)	$(891,893)	$244,655

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$65,900	$(9,453)	$(80,074)	$(29,562)	$(53,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(81,359)	(52,998)	(134,357)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	—	3,256	(13,733)	(10,477)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(1,249)	(20,817)	(22,066)
Contributions to unconsolidated subsidiaries	—	—	(36,693)	(20,602)	(57,295)
Distributions from unconsolidated subsidiaries	—	—	116,072	3,467	119,539
Net proceeds from disposition of real estate held for investment	—	—	—	44,326	44,326
Proceeds from the sale of servicing rights and other assets	—	—	11,982	15,177	27,159
Increase in restricted cash	—	—	(545)	(1,078)	(1,623)
Purchase of available for sale securities	—	—	(31,413)	—	(31,413)
Proceeds from the sale of available for sale securities	—	—	29,560	—	29,560
Other investing activities, net	—	—	(1,305)	(1,669)	(2,974)

Net cash used in investing activities	—	—	8,306	(47,927)	(39,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(23,125)	—	—	(23,125)
Proceeds from revolving credit facility	—	2,195,000	—	—	2,195,000
Repayment of revolving credit facility	—	(2,112,000)	—	—	(2,112,000)
Proceeds from notes payable on real estate held for investment	—	—	—	7,274	7,274
Repayment of notes payable on real estate held for investment	—	—	—	(33,516)	(33,516)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	15,110	15,110
Repayment of notes payable on real estate held for sale and under development	—	—	—	(4,102)	(4,102)
Repayment of short-term borrowings and other loans, net	—	—	—	(483)	(483)
Shares repurchased for payment of taxes on equity awards	(27,796)	—	—	—	(27,796)
Proceeds from exercise of stock options	915	—	—	—	915
Non-controlling interest contributions	—	—	—	1,478	1,478
Non-controlling interest distributions	—	—	—	(12,800)	(12,800)
Payment of financing costs	—	(5,460)	—	(141)	(5,601)
(Increase) decrease in intercompany receivables, net	(39,019)	(40,954)	(50,454)	130,427	—
Other financing activities, net	—	—	(1,173)	(20)	(1,193)

Net cash (used in) provided by financing activities	(65,900)	13,461	(51,627)	103,227	(839)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(408)	(408)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	4,008	(123,395)	25,330	(94,057)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	8,479	147,410	384,509	540,403

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$12,487	$24,015	$409,839	$446,346

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$115,698	$—	$2,574	$118,272

Income taxes, net	$—	$—	$123,231	$101,898	$225,129

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$31,155	$(13,282)	$106,066	$18,471	$142,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(45,646)	(39,678)	(85,324)
Acquisition of GWS, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(730,307)	(691,356)	(1,421,663)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(94,498)	(8,642)	(103,140)
Contributions to unconsolidated subsidiaries	—	—	(44,279)	(1,513)	(45,792)
Distributions from unconsolidated subsidiaries	—	—	37,876	4,862	42,738
Net proceeds from disposition of real estate held for investment	—	—	—	3,584	3,584
Proceeds from the sale of servicing rights and other assets	—	—	9,512	11,922	21,434
Increase in restricted cash	—	—	(6,329)	(35,535)	(41,864)
Purchase of available for sale securities	—	—	(31,919)	—	(31,919)
Proceeds from the sale of available for sale securities	—	—	33,063	—	33,063
Other investing activities, net	—	—	(1,290)	(1,773)	(3,063)

Net cash used in investing activities	—	—	(873,817)	(758,129)	(1,631,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	900,000	—	—	900,000
Repayment of senior term loans	—	(651,863)	—	—	(651,863)
Proceeds from revolving credit facility	—	2,107,500	—	—	2,107,500
Repayment of revolving credit facility	—	(1,707,000)	—	(4,512)	(1,711,512)
Proceeds from issuance of 4.875% senior notes, net	—	595,440	—	—	595,440
Repayment of notes payable on real estate held for investment	—	—	—	(1,173)	(1,173)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	12,584	12,584
Proceeds from short-term borrowings and other loans, net	—	—	—	15,862	15,862
Shares repurchased for payment of taxes on equity awards	(24,517)	—	—	—	(24,517)
Proceeds from exercise of stock options	6,755	—	—	—	6,755
Incremental tax benefit from stock options exercised	2,270	—	—	—	2,270
Non-controlling interest contributions	—	—	—	4,691	4,691
Non-controlling interest distributions	—	—	—	(13,595)	(13,595)
Payment of financing costs	—	(30,046)	—	(84)	(30,130)
(Increase) decrease in intercompany receivables, net	(15,667)	(1,213,184)	446,801	782,050	—
Other financing activities, net	—	—	(2,113)	(29)	(2,142)

Net cash (used in) provided by financing activities	(31,159)	847	444,688	795,794	1,210,170
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(21,161)	(21,161)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4)	(12,435)	(323,063)	34,975	(300,527)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1	$5,827	$51,040	$383,489	$440,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$79,527	$83	$1,212	$80,822

Income taxes, net	$—	$—	$126,421	$84,213	$210,634

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	Subsequent Events

On October 27, 2016, we announced that our board of directors has authorized the company to repurchase up to an aggregate of $250 million of its Class A common stock over three years.

On November 1, 2016, we prepaid a total of $101.9 million of the 2017 and 2018 required amortization on our senior term loans under our 2015 Credit Agreement, which included $59.4 million for the tranche A term loan facility, $28.7 million for the tranche B-1 term loan facility and $13.8 million for the tranche B-2 term loan facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended September 30, 2016 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2015 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2015 revenue, with leading full-service operations in major metropolitan areas throughout the world. We offer a full range of services to occupiers, owners, lenders and investors in office, retail and industrial properties as well as sales and financing services to owners of multifamily and hotel properties. As of December 31, 2015, excluding independent affiliates, we operated in more than 400 offices worldwide with more than 70,000 employees providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on several competencies, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination, sales and servicing, and structured finance) real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. We have been included in the Fortune 500 since 2008 (ranking #259 in 2016) and among the Fortune Most Admired Companies in the real estate sector for four consecutive years. In 2016, we were ranked by Forbes as the 15th best employer in America, and the International Association of Outsourcing Professionals (IAOP) has ranked us among the top outsourcing service providers across all industries for five consecutive years, including in 2016. Additionally, we were one of only two companies to be ranked in the top 12 in the Barron’s 500, which evaluates companies on growth and financial performance, in each of the past three years, including 2016.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these policies as of September 30, 2016.

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

Inflation

Our commissions and other variable costs related to revenue are primarily affected by commercial real estate market supply and demand, which may be affected by inflation. However, to date, we do not believe that general inflation has had a material impact upon our operations.

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

Commercial real estate markets have recovered over the past several years, along with the steady improvement in global economic activity, most particularly in the United States. Since 2010, U.S. leasing markets have been marked by increased demand for space, falling vacancies and higher rents. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, low-cost credit availability and increased global and domestic capital flows. Property sales volumes slowed in the first nine months of 2016 following several years of strong growth; however, the market remained active. Commercial mortgage services activity rose in the first nine months of 2016 driven by a favorable lending environment (including regulatory support) for the U.S. Government Sponsored Enterprises (GSEs) as well as a long-term trend of increased renting versus home ownership. Strong mortgage services activity is expected for the remainder of 2016.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth. Sales and leasing activity in Europe has improved across most of Europe for much of the past two years. An exception is London, where uncertainty in advance of and following the United Kingdom’s referendum to leave the European Union, commonly referred to as “Brexit,” has constrained occupier and investor activity in 2016.

In Asia Pacific, the performance of real estate leasing and investment markets has varied from country to country amid slowing economic growth. In 2016, leasing markets have been mixed, while investment market activity has waned across most of the region. However, local capital from the Asia-Pacific region continues to migrate to other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Real estate equity securities markets rebounded through the first nine months of 2016, but weakened in the late third quarter and the early fourth quarter amid concerns about potentially higher interest rates.

The performance of our global services and real estate investment businesses depends on sustained economic growth and job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

We historically have made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, pursuant to a Stock and Asset Purchase Agreement (the Purchase Agreement) with Johnson Controls, Inc. (JCI), acquired JCI’s Global Workplace Solutions (GWS) business (we refer to this transaction as the GWS Acquisition). The acquired GWS business is a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and has significant operations around the world. The purchase price was $1.475 billion, paid in cash, plus adjustments totaling $46.5 million for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. We merged the acquired GWS business with our existing occupier outsourcing business line, and the new combined business adopted the “Global Workplace Solutions” name.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2015, we completed eight in-fill acquisitions, including a Seattle-based leader in capital markets services for affordable housing, a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, a Chicago-based location data analytics firm, one of the leading retail real estate services firms in the midwestern United States, an advisory, consulting and research firm specializing in the Canadian hospitality and tourism industries and our former independent affiliate companies in Columbia, South Carolina, and Memphis, Tennessee. During the nine months ended September 30, 2016, we completed two in-fill acquisitions, including the acquisition of our independent affiliate in Norway and a London-based retail property advisor specializing in the luxury goods retail sector.

Although we believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets, in general, most acquisitions will initially have an adverse impact on our operating and net income. The adverse impact is a result of transaction-related expenditures, which include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own. In addition, our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2016, we have accrued deferred consideration totaling $73.6 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

International Operations

We are monitoring the economic and political developments related to Brexit and the potential impact on our businesses in the United Kingdom and the rest of Europe, including, in particular, sales and leasing activity in the United Kingdom, as well as any associated currency volatility impact on our results of operations.

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

During the nine months ended September 30, 2016, approximately 47% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Swiss franc. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
United States dollar	$1,687,692	52.8%	$1,505,432	55.5%	$4,927,214	53.3%	$4,091,685	57.2%
British pound sterling	486,195	15.2%	471,516	17.4%	1,453,854	15.7%	1,229,779	17.2%
euro	377,930	11.8%	256,964	9.5%	1,073,762	11.6%	600,303	8.4%
Australian dollar	91,138	2.9%	97,102	3.6%	250,323	2.7%	261,316	3.7%
Canadian dollar	80,822	2.5%	73,176	2.7%	220,833	2.4%	205,346	2.9%
Indian rupee	61,001	1.9%	39,668	1.5%	171,475	1.9%	115,788	1.6%
Japanese yen	51,641	1.6%	36,575	1.3%	140,412	1.5%	101,180	1.4%
Chinese yuan	49,945	1.6%	36,125	1.3%	146,898	1.6%	98,694	1.4%
Singapore dollar	44,266	1.4%	25,536	0.9%	122,422	1.3%	65,656	0.9%
Swiss franc	39,195	1.2%	16,448	0.6%	102,383	1.1%	30,699	0.4%
Hong Kong dollar	24,656	0.8%	23,329	0.9%	71,186	0.8%	58,045	0.8%
Brazilian real	23,580	0.8%	16,790	0.6%	54,536	0.6%	44,057	0.6%
Mexican peso	21,228	0.7%	14,871	0.5%	58,815	0.6%	39,938	0.5%
Other currencies	154,198	4.8%	99,027	3.7%	453,645	4.9%	213,082	3.0%

Total revenue	$3,193,487	100.0%	$2,712,559	100.0%	$9,247,758	100.0%	$7,155,568	100.0%

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2016, the net impact would have been an increase in pre-tax income of $3.9 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2016, the net impact would have been an increase in pre-tax income of $0.7 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program by entering into foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen. The purpose of these forward contracts is to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net gains of $0.2 million and $1.2 million from foreign currency exchange forward contracts for the three and nine months ended September 30, 2016, respectively, and $9.3 million and $16.6 million from foreign currency exchange forward contracts for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had 15 foreign currency exchange forward contracts outstanding covering a notional amount of $168.8 million.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenue	$3,193,487	100.0%	$2,712,559	100.0%	$9,247,758	100.0%	$7,155,568	100.0%
Costs and expenses:
Cost of services	2,252,783	70.5%	1,773,660	65.4%	6,520,629	70.5%	4,552,411	63.6%
Operating, administrative and other	686,530	21.5%	626,905	23.1%	2,010,338	21.7%	1,768,838	24.7%
Depreciation and amortization	92,725	2.9%	75,047	2.8%	269,987	3.0%	215,498	3.0%

Total costs and expenses	3,032,038	94.9%	2,475,612	91.3%	8,800,954	95.2%	6,536,747	91.3%
Gain on disposition of real estate	11,043	0.3%	3,154	0.1%	15,862	0.2%	10,140	0.1%

Operating income	172,492	5.4%	240,101	8.8%	462,666	5.0%	628,961	8.8%
Equity income from unconsolidated subsidiaries	24,672	0.8%	17,242	0.6%	116,902	1.3%	39,386	0.5%
Other income (loss)	1,356	—	(4,945)	(0.2%)	8,453	0.1%	(4,927)	(0.1%)
Interest income	1,020	—	1,158	0.1%	5,545	0.1%	4,857	0.1%
Interest expense	37,273	1.1%	30,699	1.1%	109,050	1.3%	83,067	1.2%
Write-off of financing costs on extinguished debt	—	—	—	—	—	—	2,685	—

Income before provision for income taxes	162,267	5.1%	222,857	8.2%	484,516	5.2%	582,525	8.1%
Provision for income taxes	51,414	1.6%	72,866	2.7%	165,578	1.8%	206,243	2.9%

Net income	110,853	3.5%	149,991	5.5%	318,938	3.4%	376,282	5.2%
Less: Net income attributable to non-controlling interests	6,690	0.2%	868	—	10,940	0.1%	9,193	0.1%

Net income attributable to CBRE Group, Inc.	$104,163	3.3%	$149,123	5.5%	$307,998	3.3%	$367,089	5.1%

EBITDA	$284,555	8.9%	$326,577	12.0%	$847,068	9.2%	$869,725	12.2%

Adjusted EBITDA	$349,384	10.9%	$344,631	12.7%	$992,518	10.7%	$895,140	12.5%

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

EBITDA and Adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to CBRE Group, Inc.	$104,163	$149,123	$307,998	$367,089
Add:
Depreciation and amortization	92,725	75,047	269,987	215,498
Interest expense	37,273	30,699	109,050	83,067
Write-off of financing costs on extinguished debt	—	—	—	2,685
Provision for income taxes	51,414	72,866	165,578	206,243
Less:
Interest income	1,020	1,158	5,545	4,857

EBITDA	284,555	326,577	847,068	869,725
Adjustments:
Cost-elimination expenses (1)	38,877	—	78,456	—
Integration and other costs related to acquisitions	28,596	16,904	73,520	24,922
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(2,644)	1,150	(6,526)	493

Adjusted EBITDA	$349,384	$344,631	$992,518	$895,140

(1)	Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 to reduce the Company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred in three and nine months ended September 30, 2016 consisted of $36.7 million and $73.6 million, respectively, of severance costs related to headcount reductions in connection with the program and $2.2 million and $4.9 million, respectively, of third-party contract termination costs. The total amount for each period does have a cash impact.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

We reported consolidated net income of $104.2 million for the three months ended September 30, 2016 on revenue of $3.2 billion as compared to consolidated net income of $149.1 million on revenue of $2.7 billion for the three months ended September 30, 2015.

Our revenue on a consolidated basis for the three months ended September 30, 2016 increased by $480.9 million, or 17.7%, as compared to the three months ended September 30, 2015. This increase was largely due to contributions from the GWS Acquisition (acquired on September 1, 2015), which added $429.1 million of revenue, with a full quarter of activity reflected in the current-year quarter versus only one month of activity in the third quarter of 2015. Additionally, the revenue increase reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 13.1%), as well as increased commercial mortgage brokerage (up 23.8%) and leasing (up 1.7%) activity. These increases were partially offset by sales activity, which was down 6.6% in the third quarter, as well as foreign currency translation, which had a $72.4 million negative impact on total revenue during the three months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Our cost of services on a consolidated basis increased by $479.1 million, or 27.0%, during the three months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $14.7 million of costs in connection with a cost-elimination project (our “cost elimination project”) that began in the fourth quarter of 2015 to enhance margins and reduce our global cost structure going forward (the expenses of which primarily consisted of severance costs related to headcount reductions and third-party contract termination costs). These increases were partially offset by foreign currency translation, which had a $55.1 million positive impact on cost of services during the three months ended September 30, 2016. Cost of services as a percentage of revenue increased from 65.4% for the three months ended September 30, 2015 to 70.5% for the three months ended September 30, 2016, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 65.0% for the three months ended September 30, 2016, compared to 63.0% for the three months ended September 30, 2015, partly driven by the aforementioned costs associated with our cost-elimination project.

Our operating, administrative and other expenses on a consolidated basis increased by $59.6 million, or 9.5%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was partly driven by costs associated with the GWS Acquisition. Additionally, we incurred $24.2 million of costs in connection with our cost elimination project. Also contributing to the variance were higher bonuses primarily attributable to improved results in our Development Services segment. Foreign currency had a net $5.7 million positive impact on total operating expenses during the three months ended September 30, 2016, which included $8.0 million of unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, that was more than offset by a $13.7 million positive impact from foreign currency translation. Operating expenses as a percentage of revenue decreased from 23.1% for the three months ended September 30, 2015 to 21.5% for the three months ended September 30, 2016, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 24.7% for the three months ended September 30, 2016 as compared to 24.2% for the same period in 2015, mainly driven by the aforementioned costs associated with our cost-elimination project.

Our depreciation and amortization expense on a consolidated basis increased by $17.7 million, or 23.6%, during the three months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the GWS Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $7.4 million, or 43.1%, for the three months ended September 30, 2016 as compared to the same period in 2015, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense increased by $6.6 million, or 21.4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily driven by higher interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015 as well as higher interest expense associated with borrowings under our amended and restated credit agreement dated January 9, 2015 (our 2015 Credit Agreement) due to an increase in interest rates.

Our provision for income taxes on a consolidated basis was $51.4 million for the three months ended September 30, 2016 as compared to $72.9 million for the same period in 2015. This decrease was driven by the decline in pre-tax income during the three months ended September 30, 2016. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, was relatively consistent at 33.0% for the three months ended September 30, 2016 compared to 32.8% for the three months ended September 30, 2015. We experienced an unfavorable change in earnings mix in the current-year quarter, with 65% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2016 as of September 30, 2016 versus 61% forecasted for 2016 as of June 30, 2016. This compares to a favorable change in earnings mix in the prior-year quarter, with 65% of our earnings, after removing the portion attributable to non-controlling interests, forecasted from the United States for 2015 as of September 30, 2015 versus 68% forecasted for 2015 as of June 30, 2015. Additionally, higher losses were sustained in the current year in jurisdictions where no tax benefit could be provided. These items were largely offset by the positive impact from discrete items recorded in the current-year quarter.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

We reported consolidated net income of $308.0 million for the nine months ended September 30, 2016 on revenue of $9.2 billion as compared to consolidated net income of $367.1 million on revenue of $7.2 billion for the nine months ended September 30, 2015.

Our revenue on a consolidated basis for the nine months ended September 30, 2016 increased by $2.1 billion, or 29.2%, as compared to the nine months ended September 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $1.8 billion of revenue, with a full nine months of activity reflected in the current year versus only one month of activity in 2015. Additionally, the revenue increase reflects strong organic growth, fueled by higher worldwide property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 12.0%), as well as increased leasing (up 7.2%), and commercial mortgage brokerage (up 14.3%) activity. These increases were partially offset by sales activity, which was down 1.7% in the current-year period, as well as foreign currency translation, which had a $168.8 million negative impact on total revenue during the nine months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Our cost of services on a consolidated basis increased by $2.0 billion, or 43.2%, during the nine months ended September 30, 2016 as compared to same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. Additionally, we incurred $37.1 million of costs in the current-year period in connection with our cost-elimination project. These increases were partially offset by foreign currency translation, which had a $122.5 million positive impact on cost of services during the nine months ended September 30, 2016. Cost of services as a percentage of revenue increased from 63.6% for the nine months ended September 30, 2015 to 70.5% for the nine months ended September 30, 2016, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 64.7% for the nine months ended September 30, 2016, compared to 62.7% for the nine months ended September 30, 2015, partly driven by the aforementioned costs incurred in connection with our cost-elimination project in the current-year period.

Our operating, administrative and other expenses on a consolidated basis increased by $241.5 million, or 13.7%, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was mostly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (particularly bonuses largely attributable to improved results, most notably in our Development Services segment). Lastly, we incurred $41.4 million of costs in connection with our cost-elimination project. Foreign currency had a net $31.6 million positive impact on total operating expenses during the nine months ended September 30, 2016, which included $5.8 million in unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, that was more than offset by a $37.4 million positive impact from foreign currency translation. Operating expenses as a percentage of revenue decreased from 24.7% for the nine months ended September 30, 2015 to 21.7% for the nine months ended September 30, 2016, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, operating expenses as a percentage of revenue was 25.3% for the nine months ended September 30, 2016 as compared to 25.1% for the same period in 2015, mainly driven by increased bonus expense in the current year associated with gains on property sales in our Development Services segment reflected outside of revenue (in equity income from unconsolidated subsidiaries and gain on disposition of real estate) and the aforementioned costs associated with our cost-elimination project.

Our depreciation and amortization expense on a consolidated basis increased by $54.5 million, or 25.3%, during the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily attributable to higher amortization expense relative to intangibles acquired in the GWS Acquisition.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $77.5 million, or 196.8%, for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense increased by $26.0 million, or 31.3%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily driven by interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015 as well as higher interest expense associated with borrowings under our 2015 Credit Agreement due to an increase in interest rates.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.7 million for the nine months ended September 30, 2015. These costs included the write-off of $1.7 million of unamortized deferred financing costs associated with our prior credit agreement dated March 28, 2013, as amended, and $1.0 million of fees incurred in connection with our 2015 Credit Agreement.

Our provision for income taxes on a consolidated basis was $165.6 million for the nine months ended September 30, 2016 as compared to $206.2 million for the same period in 2015. This decrease was driven by the decline in pre-tax income during the nine months ended September 30, 2016. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 35.0% for the nine months ended September 30, 2016 compared to 36.0% for the nine months ended September 30, 2015. Favorable discrete items recorded in the current-year period as compared to unfavorable discrete items recorded in the prior-year period led to the lower effective tax rate for the nine months ended September 30, 2016. This was offset, in part, by higher losses sustained in the current year in jurisdictions where no tax benefit could be provided.

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

The following table summarizes our revenue, costs and expenses and operating income (loss) by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015 (1)		2016		2015 (1)
Americas
Revenue	$1,770,369	100.0%	$1,556,648	100.0%	$5,129,684	100.0%	$4,218,753	100.0%
Costs and expenses:
Cost of services	1,252,503	70.7%	1,046,245	67.2%	3,583,526	69.9%	2,757,871	65.4%
Operating, administrative and other	334,924	18.9%	319,091	20.5%	991,814	19.3%	896,438	21.2%
Depreciation and amortization	62,545	3.6%	47,209	3.0%	186,342	3.6%	134,750	3.2%

Operating income	$120,397	6.8%	$144,103	9.3%	$368,002	7.2%	$429,694	10.2%

EBITDA (2)	$186,274	10.5%	$197,379	12.7%	$568,019	11.1%	$581,397	13.8%

EMEA
Revenue	$956,492	100.0%	$737,863	100.0%	$2,765,825	100.0%	$1,817,601	100.0%
Costs and expenses:
Cost of services	740,824	77.5%	542,037	73.5%	2,188,281	79.1%	1,305,487	71.8%
Operating, administrative and other	165,946	17.3%	140,149	19.0%	477,448	17.3%	400,398	22.0%
Depreciation and amortization	19,385	2.0%	15,175	2.0%	50,647	1.8%	44,574	2.5%

Operating income	$30,337	3.2%	$40,502	5.5%	$49,449	1.8%	$67,142	3.7%

EBITDA (2)	$49,774	5.2%	$56,666	7.7%	$101,690	3.7%	$114,328	6.3%

Asia Pacific
Revenue	$358,320	100.0%	$285,337	100.0%	$1,023,162	100.0%	$755,531	100.0%
Costs and expenses:
Cost of services	259,456	72.4%	185,378	65.0%	748,822	73.2%	489,053	64.7%
Operating, administrative and other	72,177	20.1%	66,724	23.4%	216,601	21.2%	189,091	25.0%
Depreciation and amortization	4,479	1.3%	3,728	1.3%	12,957	1.2%	11,357	1.6%

Operating income	$22,208	6.2%	$29,507	10.3%	$44,782	4.4%	$66,030	8.7%

EBITDA (2)	$26,744	7.5%	$33,252	11.7%	$57,673	5.6%	$77,438	10.2%

Global Investment Management
Revenue	$91,807	100.0%	$114,094	100.0%	$277,924	100.0%	$318,371	100.0%
Costs and expenses:
Operating, administrative and other	86,493	94.2%	81,058	71.0%	232,460	83.6%	229,501	72.1%
Depreciation and amortization	5,673	6.2%	8,423	7.4%	18,110	6.6%	23,095	7.2%

Operating (loss) income	$(359)	(0.4%)	$24,613	21.6%	$27,354	9.8%	$65,775	20.7%

EBITDA (2)	$6,054	6.6%	$29,397	25.8%	$53,577	19.3%	$80,390	25.3%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015 (1)		2016		2015 (1)
Development Services
Revenue	$16,499	100.0%	$18,617	100.0%	$51,163	100.0%	$45,312	100.0%
Costs and expenses:
Operating, administrative and other	26,990	163.6%	19,883	106.8%	92,015	179.8%	53,410	117.9%
Depreciation and amortization	643	3.9%	512	2.7%	1,931	3.8%	1,722	3.8%
Gain on disposition of real estate	11,043	66.9%	3,154	16.9%	15,862	31.0%	10,140	22.4%

Operating (loss) income	$(91)	(0.6%)	$1,376	7.4%	$(26,921)	(52.6%)	$320	0.7%

EBITDA (2)	$15,709	95.2%	$9,883	53.1%	$66,109	129.2%	$16,172	35.7%

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.
(2)	See Note 10 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for a reconciliation of segment EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP (which is segment net income (loss) attributable to CBRE Group, Inc.), as well as for an explanation of this non-GAAP financial measure.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Americas

Revenue increased by $213.7 million, or 13.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $148.7 million of revenue, with a full quarter of activity reflected in the current-year quarter versus only one month of activity in the third quarter of 2015. Additionally, the revenue increase reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 8.8%), as well as improved commercial mortgage brokerage and leasing activity. Foreign currency translation had a $3.9 million negative impact on revenue during the three months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the Mexican peso.

Cost of services increased by $206.3 million, or 19.7%, for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $11.1 million of costs in connection with our cost-elimination project. Foreign currency translation had a $2.6 million positive impact on cost of services during the three months ended September 30, 2016. Cost of services as a percentage of revenue increased to 70.7% for the three months ended September 30, 2016 compared to 67.2% for the same period in 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 67.3% for the three months ended September 30, 2016, compared to 66.0% for the three months ended September 30, 2015, driven by the aforementioned cost-elimination expenses.

Operating, administrative and other expenses increased by $15.8 million, or 5.0%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was partly driven by costs associated with the GWS Acquisition. We also incurred $6.9 million of costs in connection with our cost-elimination project. Foreign currency had a net $0.6 million negative impact on total operating expenses during the three months ended September 30, 2016, which included a positive impact from foreign currency translation of $0.5 million that was more than offset by unfavorable foreign currency transaction activity, mostly hedging related, of $1.1 million.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights on the date the loans are sold. We also assume or purchase certain servicing assets. Gains from mortgage servicing rights (MSRs) are initially recorded at fair value within revenue. Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. In any given period, the net of gains from MSRs less related amortization equals the net non-cash impact to operating income from such activity (Net MSRs). For the three months ended September 30, 2016, Net MSRs increased $23.9 million over the same period in the prior year. For the three months ended September 30, 2016, Net MSRs contributed $30.9 million to operating income, consisting of $48.9 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $18.0 million of amortization of related intangible assets. For the three months ended September 30, 2015, Net MSRs contributed $7.0 million to operating income, consisting of $22.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $15.4 million of amortization of related intangible assets.

EMEA

Revenue increased by $218.6 million, or 29.6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $230.4 million of revenue, with a full quarter of activity reflected in the current-year quarter versus only one month of activity in the third quarter of 2015. In addition, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 15.7%). Sales and leasing activity were relatively consistent for the third quarter of 2016 and 2015. Foreign currency translation had a $71.4 million negative impact on total revenue during the three months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Cost of services increased by $198.8 million, or 36.7%, for the three months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. These increases were partially reduced by foreign currency translation, which had a $55.9 million positive impact on cost of services during the three months ended September 30, 2016. Cost of services as a percentage of revenue increased to 77.5% for the three months ended September 30, 2016 from 73.5% for the three months ended September 30, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was consistent at 69.5% for the three months ended September 30, 2016, compared to 69.7% for the three months ended September 30, 2015.

Operating, administrative and other expenses increased by $25.8 million, or 18.4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily driven by higher costs associated with the GWS Acquisition as well as higher payroll-related costs (including bonuses). This increase was partially mitigated by foreign currency, which had a net $9.8 million positive impact on total operating expenses during the three months ended September 30, 2016, including $3.0 million in unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, that was more than offset by a positive impact of $12.8 million from foreign currency translation.

Asia Pacific

Revenue increased by $73.0 million, or 25.6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $50.0 million of revenue, with a full quarter of activity reflected in the current-year quarter versus only one month of activity in the third quarter of 2015. The revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 29.5%) as well as improved leasing activity. This increase was partially offset by lower sales activity. Foreign currency translation had a $6.7 million positive impact on total revenue during the three months ended September 30, 2016 versus the same period in 2015, primarily driven by strength in the Japanese yen.

Cost of services increased by $74.1 million, or 40.0%, for the three months ended September 30, 2016 as compared to the same period in 2015, mainly driven by higher costs associated with our property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $2.8 million of costs in the current year in connection with our cost-elimination project. Foreign currency translation had a $3.4 million negative impact on cost of services during the three months ended September 30, 2016. Cost of services as a percentage of revenue increased to 72.4% for the three months ended September 30, 2016 as compared to 65.0% for the same period in 2015, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 67.8% for the three months ended September 30, 2016, compared to 62.6% for the same period in 2015, primarily driven by the aforementioned costs incurred in connection with our cost-elimination project as well as due to our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, being a higher percentage of revenue than in the prior-year quarter.

Operating, administrative and other expenses increased by $5.5 million, or 8.2%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily driven by costs associated with the GWS Acquisition. In addition, foreign currency had a $4.2 million negative impact on total operating expenses during the three months ended September 30, 2016, including $2.2 million of unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, and a $2.0 million negative impact from foreign currency translation. These items were partially offset by lower payroll-related costs (including bonuses) in the current year.

Global Investment Management

Revenue decreased by $22.3 million, or 19.5%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This decrease was primarily driven by lower carried interest revenue and acquisition fees in the current year. Foreign currency translation had a $3.8 million negative impact on total revenue during the three months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Operating, administrative and other expenses increased by $5.4 million, or 6.7%, for the three months ended September 30, 2016 as compared to the same period in 2015, primarily driven by $15.6 million of costs incurred in the current-year quarter in connection with our cost-elimination project. These costs were partially offset by lower carried interest expense incurred in the current-year quarter. Additionally, foreign currency had a net $0.8 million positive impact on total operating expenses during the three months ended September 30, 2016, which included $1.6 million of unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, that was more than offset by a $2.4 million positive impact from foreign currency translation.

A roll forward of our AUM by product type for the three months ended September 30, 2016 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at July 1, 2016	$28.9	$39.0	$20.7	$88.6
Inflows	1.0	1.3	0.6	2.9
Outflows	(0.5)	(1.4)	(1.3)	(3.2)
Market (depreciation) appreciation	(0.2)	(0.3)	0.1	(0.4)

Balance at September 30, 2016	$29.2	$38.6	$20.1	$87.9

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

Development Services

Revenue decreased by $2.1 million, or 11.4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily driven by lower development fees in the current year.

Operating, administrative and other expenses increased by $7.1 million, or 35.7%, for the three months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily driven by higher bonuses in the current year as a result of significantly improved operating performance due to property sales (reflected in equity income from unconsolidated subsidiaries and gain on disposition of real estate).

As of September 30, 2016, development projects in process totaled $7.1 billion, up $400 million from the third quarter of 2015. The pipeline inventory totaled $3.7 billion, down $300 million from a year ago, as development projects converted from pipeline to in-process.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Americas

Revenue increased by $910.9 million, or 21.6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was in part due to contributions from the GWS Acquisition, which added $636.3 million of revenue, with a full nine months of activity reflected in the current year versus only one month of activity in 2015. Additionally, the revenue increase reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 8.2%), as well as improved leasing and commercial mortgage brokerage activity. Foreign currency translation had a $28.1 million negative impact on revenue during the nine months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the Brazilian real, Canadian dollar and Mexican peso.

Cost of services increased by $825.7 million, or 29.9%, for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. This increase was also due to higher commission expense resulting from improved lease transaction revenue. Additionally, we incurred $11.9 million of costs in connection with our cost-elimination project. Foreign currency translation had an $18.7 million positive impact on cost of services during the nine months ended September 30, 2016. Cost of services as a percentage of revenue increased to 69.9% for the nine months ended September 30, 2016 compared to 65.4% for the same period in 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 66.2% for the nine months ended September 30, 2016, compared to 64.9% for the nine months ended September 30, 2015, partly driven by the aforementioned costs associated with our cost-elimination project

Operating, administrative and other expenses increased by $95.4 million, or 10.6%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was partly driven by costs associated with the GWS Acquisition as well as higher payroll-related costs, including an increase in 401(k) contributions in the United States, and $10.4 million of expenses associated with our cost-elimination project. Higher software license and maintenance contract costs also contributed to the increase. Foreign currency had a net $3.5 million positive impact on total operating expenses during the nine months ended September 30, 2016, which included a positive impact from foreign currency translation of $7.0 million, partially offset by unfavorable foreign currency transaction activity, mostly hedging related, of $3.5 million.

For the nine months ended September 30, 2016, Net MSRs increased $13.9 million over the same period in the prior year. For the nine months ended September 30, 2016, Net MSRs contributed $51.2 million to operating income, consisting of $104.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $52.8 million of amortization of related intangible assets. For the nine months ended September 30, 2015, Net MSRs contributed $37.3 million to operating income, consisting of $81.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $43.7 million of amortization of related intangible assets.

EMEA

Revenue increased by $948.2 million, or 52.2%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $914.5 million of revenue, with a full nine months of activity reflected in the current year versus only one month of activity in 2015. In addition, the revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 15.3%). Leasing activity was up slightly, but was more than offset by lower sales activity. Foreign currency translation had a $120.8 million negative impact on total revenue during the nine months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Cost of services increased by $882.8 million, or 67.6%, for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our global property and facilities management businesses, particularly due to the GWS Acquisition. We also incurred $18.8 million of costs in the current year in connection with our cost-elimination project. These increases were partially reduced by foreign currency translation, which had a $93.0 million positive impact on cost of services during the nine months ended September 30, 2016. Cost of services as a percentage of revenue increased to 79.1% for the nine months ended September 30, 2016 from 71.8% for the nine months ended September 30, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 71.6% for the nine months ended September 30, 2016, compared to 70.3% for the nine months ended September 30, 2015, primarily driven by the aforementioned costs incurred in connection with our cost-elimination project.

Operating, administrative and other expenses increased by $77.1 million, or 19.2%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily driven by higher costs associated with the GWS Acquisition. Higher payroll-related costs (including bonuses) in the current year also contributed to the variance. Lastly, we incurred $6.8 million of costs in the current-year period in connection with our previously mentioned cost-elimination project. These increases were partially mitigated by foreign currency, which had a $30.6 million positive impact on total operating expenses during the nine months ended September 30, 2016, including $7.8 million in favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, and $22.8 million from foreign currency translation.

Asia Pacific

Revenue increased by $267.6 million, or 35.4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $222.8 million of revenue, with a full nine months of activity reflected in the current year versus only one month of activity in 2015. The revenue increase also reflects strong organic growth, fueled by higher property, facilities and project management fees (excluding the impact of the GWS Acquisition, up 21.3%) as well as improved leasing activity. This increase was partially offset by lower sales activity as well as by foreign currency translation, which had a $12.3 million negative impact on total revenue during the nine months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the Australian dollar, Chinese yuan and Indian rupee, partly mitigated by strength in the Japanese yen.

Cost of services increased by $259.8 million, or 53.1%, for the nine months ended September 30, 2016 as compared to the same period in 2015, driven by higher costs associated with our property and facilities management businesses, including the acquired GWS business. We also incurred $6.4 million of costs in the current year in connection with our cost-elimination project. These increases were partially offset by foreign currency translation, which had a $10.8 million positive impact on cost of services during the nine months ended September 30, 2016. Cost of services as a percentage of revenue increased to 73.2% for the nine months ended September 30, 2016 as compared to 64.7% for the same period in 2015, primarily due to the GWS Acquisition. Excluding activity associated with the acquired GWS business, cost of services as a percentage of revenue was 67.6% for the nine months ended September 30, 2016, compared to 63.9% for the same period in 2015, primarily driven by the aforementioned costs incurred in connection with our cost-elimination project as well as due to our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, being a higher percentage of revenue than in the prior-year period.

Operating, administrative and other expenses increased by $27.5 million, or 14.5%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, mainly driven by costs associated with the GWS Acquisition. Additionally, foreign currency activity had an overall negative impact of $6.2 million for the nine months ended September 30, 2016, including unfavorable foreign currency transaction activity, mostly hedging related, of $8.6 million, partially offset by foreign currency translation, which had a $2.4 million positive impact on total operating expenses.

Global Investment Management

Revenue decreased by $40.4 million, or 12.7%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease was primarily driven by lower carried interest revenue as well as lower asset management and acquisition fees in the current year. Foreign currency translation had a $7.6 million negative impact on total revenue during the nine months ended September 30, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Operating, administrative and other expenses increased by $3.0 million, or 1.3%, for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily driven by $21.3 million of charges incurred in the current year in connection with our cost-elimination project. These increases were mostly offset by lower carried interest expense incurred in the current-year period. Additionally, foreign currency had a net $3.8 million positive impact on total operating expenses during the nine months ended September 30, 2016, which included $1.4 million of unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, that was more than offset by a $5.2 million positive impact from foreign currency translation.

A roll forward of our AUM by product type for the nine months ended September 30, 2016 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2015	$28.3	$39.9	$20.8	$89.0
Inflows	2.3	4.4	2.1	8.8
Outflows	(1.8)	(3.8)	(4.4)	(10.0)
Market appreciation (depreciation)	0.4	(1.9)	1.6	0.1

Balance at September 30, 2016	$29.2	$38.6	$20.1	$87.9

We describe above how we calculate AUM. Also as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue increased by $5.9 million, or 12.9%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses increased by $38.6 million, or 72.3%, for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily driven by higher bonuses in the current year as a result of significantly improved operating performance due to property sales (reflected in equity income from unconsolidated subsidiaries and gain on disposition of real estate).

Liquidity and Capital Resources

We believe that we can satisfy our working capital requirements and funding of investments with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2016 include up to approximately $180 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2016, we incurred $126.7 million of capital expenditures, net of tenant concessions received. As of September 30, 2016, we had aggregate commitments of $28.9 million to fund future co-investments in our Global Investment Management business, $14.8 million of which is expected to be funded in 2016. Additionally, as of September 30, 2016, we are committed to fund $24.2 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of September 30, 2016, we had $2.7 billion of borrowings available under our $2.8 billion revolving credit facility.

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

Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are generally comprised of three elements. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If our cash flow is insufficient, then we expect that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments would be available on attractive terms, if at all.

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2016 and December 31, 2015, we had accrued $73.6 million and $79.7 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The third long-term liquidity need relates to the repurchase of our common stock. On October 27, 2016, we announced that our board of directors has authorized the company to repurchase up to an aggregate of $250 million of its Class A common stock over three years.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $53.2 million for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $142.4 million for the nine months ended September 30, 2015. The increase in net cash used in operating activities was primarily due to higher net payments to vendors, income taxes paid and lower operating performance (driven by costs incurred in connection with our cost elimination program and relating to the integration of our acquisition of GWS) in the current year. These items were partially offset by higher commissions paid in the prior year and a decrease in receivables recorded in the current year.

Investing Activities

Net cash used in investing activities totaled $39.6 million for the nine months ended September 30, 2016, a decrease of $1.6 billion as compared to the nine months ended September 30, 2015. This variance was primarily driven by a greater amount invested in acquisitions in the prior year, particularly the GWS Acquisition.

Financing Activities

Net cash used in financing activities totaled $0.8 million for the nine months ended September 30, 2016, as compared to net cash provided by financing activities of $1.2 billion for the nine months ended September 30,

2015. This variance was primarily due to proceeds received from the issuance of $600.0 million of 4.875% senior notes in August 2015, $313.0 million of greater net borrowings under our revolving credit facility in the prior year as well as $271.3 million of higher net borrowings of term loans under our 2015 Credit Agreement in the prior year. These collective borrowings in the prior year, as well as cash on hand, were used to fund the GWS Acquisition, which closed on September 1, 2015.

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

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. The 2015 Credit Agreement currently provides for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022. On November 1, 2016, we prepaid a total of $101.9 million of the 2017 and 2018 required amortization on our senior term loans, which included $59.4 million for the tranche A term loan facility, $28.7 million for the tranche B-1 term loan facility and $13.8 million for the tranche B-2 term loan facility.

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

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards

Boards (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.” The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. As of September 30, 2016 and December 31, 2015, the fair values of such interest rate swap agreements were reflected as an $18.9 million liability and $21.5 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•	volatility and disruption of the securities, capital and credit markets, interest rate increases, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate or long-term contractual commitments and other factors affecting the value of real estate assets, inside and outside the United States;

•	foreign currency fluctuations;

•	increases in unemployment and general slowdowns in commercial activity;

•	trends in pricing and risk assumption for commercial real estate services;

•	the effect of significant movements in average cap rates across different property types;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	declines in lending activity of Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the commercial real estate mortgage market;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our ability to control costs relative to revenue growth;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	changes in domestic and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, currency controls and other trade control laws), particularly in Russia, Eastern Europe and the Middle East, due to the rising level of political instability in those regions;

•	economic volatility and market uncertainty globally related to uncertainty surrounding the implementation and effect of the United Kingdom’s referendum to leave the European Union, including uncertainty in relation to the legal and regulatory framework that would apply to the United Kingdom and its relationship with the remaining members of the European Union;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of companies we may acquire;

•	our ability to retain and incentivize producers;

•	the ability of our Global Investment Management business to maintain and grow assets under management and achieve desired investment returns for our investors, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

•	the impact of the United Kingdom’s vote to exit the European Union on our European business;

•	our ability to manage fluctuations in net earnings and cash flow, which could result from poor performance in our investment programs, including our participation as a principal in real estate investments;

•	our leverage under our debt instruments as well as the limited restrictions therein on our ability to incur additional debt, and the potential increased borrowing costs to us from a credit-ratings downgrade;

•	litigation and its financial and reputational risks to us;

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;

•	our ability to comply with laws and regulations related to our global operations, including real estate licensure, tax, labor and employment laws and regulations, as well as the anti-corruption laws and trade sanctions of the U.S. and other countries;

•	our ability to maintain our effective tax rate at or below current levels;

•	the effect of implementation of new accounting rules and standards; and

•	the other factors described elsewhere in this Quarterly Report, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2015, in particular in Part II, Item 1A, “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

The estimated fair value of our senior term loans was approximately $855.8 million at September 30, 2016. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $853.5 million, $638.0 million and $458.1 million, respectively, at September 30, 2016.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2016, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $4.1 million on pre-tax income and an increase of $4.1 million in cash used in operating activities for the nine months ended September 30, 2016.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

CBRE GROUP, INC.

Date: November 9, 2016	/s/ JAMES R. GROCH
James R. Groch
Chief Financial Officer (principal financial officer)

Date: November 9, 2016	/s/ GIL BOROK
Gil Borok
Chief Accounting Officer (principal accounting officer)