Form 10-K
period 2016-12-31
CBRE GROUP, INC.
filed 2017-03-01
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $8.9 billion based upon the last sales price on June 30, 2016 on the New York Stock Exchange of $26.48 for the registrant’s Class A Common Stock.

As of February 13, 2017, the number of shares of Class A Common Stock outstanding was 337,829,292.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be held May 19, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

CBRE Group, Inc. is a Delaware corporation. References to “the company,” “we,” “us” and “our” refer to CBRE Group, Inc. and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise.

We are the world’s largest commercial real estate services and investment firm, based on 2016 revenue, with leading full-service operations in major metropolitan areas throughout the world. We provide services in the office, retail, industrial, multifamily and hotel sectors of commercial real estate. As of December 31, 2016, we operated in approximately 450 offices worldwide with more than 75,000 employees excluding independent affiliates. We serve clients with people in more than 100 countries.

We provide commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage brokerage, loan origination and servicing) real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. Our contractual, fee-for-services businesses generally involve occupier outsourcing (including facilities and project management), property management, investment management, appraisal/valuation and loan servicing). In addition, our leasing services business line is largely recurring in nature over time. Our revenue mix has shifted in recent years toward more contractual revenue as occupiers and investors increasingly prefer to purchase integrated, account-based services from firms that meet the full spectrum of their needs nationally and globally. We believe we are well-positioned to capture a growing share of this business.

In 2016, we generated revenue from a well-balanced, highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been included in the Fortune 500 since 2008 (ranking #259 in 2016) and among the Fortune Most Admired Companies in the real estate sector for five consecutive years, including in 2017. In 2016, we were ranked by Forbes as the 15th best employer in America, and the International Association of Outsourcing Professionals (IAOP) has ranked us among the top few outsourcing service providers across all industries for five consecutive years. Additionally, we were one of only two companies to be ranked in the top 12 in the Barron’s 500, which evaluates companies on growth and financial performance, in each of 2014, 2015 and 2016.

CBRE History

We marked our 111th year of continuous operations in 2017, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. Since then, we have grown into the largest global commercial real estate services and investment firm (in terms of 2016 revenue) through organic growth and a series of strategic acquisitions. Among these are the following acquisitions: Global Workplace Solutions (September 2015); Norland Managed Services Ltd (December 2013); ING Group N.V.’s Real Estate Investment Management (REIM) operations in Europe and Asia (October 2011) and its U.S.-based global real estate listed securities business (July 2011); and Trammell Crow Company (December 2006).

Our Regions of Operation and Principal Services

CBRE Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CBRE Group, Inc. does not have any independent operations or employees. CBRE Services, Inc., our direct wholly-owned subsidiary, is also generally a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness.

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa, or EMEA; (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services.

Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operations” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and within Note 17 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our business segments is also set forth in Note 17 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Most of our operations are conducted through our indirect wholly-owned subsidiary CBRE, Inc. Our mortgage loan origination, sales and servicing operations are conducted exclusively through our indirect wholly-owned subsidiary operating under the name CBRE Capital Markets, Inc., or CBRE Capital Markets, and its subsidiaries. Our operations in Canada are conducted through our indirect wholly-owned subsidiary CBRE Limited and our operations in Latin America are operated through various indirect wholly-owned subsidiaries.

Our Americas segment accounted for 55.3% of our 2016 revenue, 57.0% of our 2015 revenue and 57.5% of our 2014 revenue. Within our Americas segment, we organize our services into several business lines, as further described below.

Leasing Services

Through our Advisory & Transaction Services business line, we provide strategic advice and execution to owners, investors and occupiers of real estate in connection with leasing. We generate significant repeat business from existing clients, which, for example, accounted for approximately 70% of our U.S. leasing activity in 2016, including referrals from other parts of our business. We believe we are a market leader for the provision of these services in most top U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Chicago, Dallas, Denver, Houston, Los Angeles, Miami, New York and Philadelphia.

Capital Markets

We offer clients fully integrated property sales and mortgage and structured financing services under the CBRE Capital Markets brand. The tight integration of these services helps to meet marketplace demand for comprehensive capital markets solutions. During 2016, we concluded approximately $127.8 billion of capital markets transactions in the Americas, including $89.8 billion of property sales transactions and $38.0 billion of mortgage originations and loan sales.

We are the leading property sales advisor in the United States, accounting for approximately 16.3% of investment sales transactions greater than $2.5 million across office, industrial, retail, multifamily and hotel properties in 2016, according to Real Capital Analytics. Our mortgage brokerage business brokers, originates and services commercial mortgage loans primarily through relationships established with investment banking firms, national and regional banks, credit companies, insurance companies, pension funds and government agencies. In the Americas, our mortgage loan origination volume in 2016 was $37.0 billion, including approximately $16.0 billion for U.S. Government Sponsored Enterprises (GSEs). Most of the GSE loans were financed through revolving warehouse credit lines through a CBRE subsidiary that is dedicated exclusively for this purpose and were substantially risk mitigated by either obtaining a contractual purchase commitment from the GSE or confirming a forward-trade commitment for the issuance and purchase of a mortgage-backed security that will be secured by the loan. We advised on the sale of approximately $1.1 billion of mortgages on behalf of financial institutions in 2016. We also oversee a loan servicing portfolio, which totaled approximately $119 billion in the Americas (approximately $145 billion globally) at year-end 2016.

Our real estate services professionals are compensated primarily through commissions, which are payable upon completion of an assignment. This mitigates the effect of compensation, our largest expense, on our operating margins during difficult market conditions. We strive to retain top professionals through an attractive compensation program tied to productivity as well as greater investments in support resources, including professional development and training, market research and information, technology, branding and marketing, than most other firms in our sector.

We further strengthen our relationships with our real estate services clients by offering proprietary research to them through CBRE Research and CBRE Econometric Advisors, our commercial real estate market information and forecasting groups.

Valuation

We provide valuation services that include market value appraisals, litigation support, discounted cash flow analyses, feasibility studies as well as consulting services such as property condition reports, hotel advisory and environmental consulting. Our valuation business has developed proprietary systems for data management, analysis and valuation report preparation, which we believe provide us with an advantage over our competitors. We believe that our valuation business is one of the largest in the commercial real estate industry. During 2016, we completed over 69,000 valuation, appraisal and advisory assignments in the Americas.

Occupier Outsourcing

Through our Global Workplace Solutions business line, we provide a broad suite of services to occupiers of real estate, including facilities management, project management, transaction management and strategic consulting. We report facilities and project management as well as strategic consulting activities in our occupier outsourcing revenue line and transaction management in our lease and sales revenue lines.

We believe the outsourcing of commercial real estate services is a long-term trend in our industry, with occupiers, such as corporations, public sector entities, health care providers and others, achieving better execution and improved efficiency by relying on the expertise of third-party real estate specialists.

We typically enter into multi-year, often multi-service outsourcing contracts with our clients, and also provide services on a one-off assignment or a short-term contract basis. Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices, data centers and other critical facilities, manufacturing and laboratory facilities, distribution facilities and retail space. Contracts for facilities management services are often structured so we are reimbursed for client-dedicated personnel costs and subcontracted vendor costs as well as associated overhead expenses plus a monthly fee, and in some cases, annual incentives tied to agreed-upon performance targets, with any penalties typically capped. Project management services are typically provided on a portfolio-wide or programmatic basis. Revenues for project management generally include fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues for project management may also include reimbursement of payroll and related costs for personnel providing the services.

Property Management

Through our Asset Services business line, we provide property management services on a contractual basis for owners/investors in office, industrial and retail properties. These services include construction management, marketing, building engineering, accounting and financial services.

We typically receive monthly management fees for the property management services we provide based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. We are also often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management. Our management agreements with our property management services clients may be terminated by either party with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and the typical contract continues for multiple years. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including leasing, refinancing, disposition and appraisal.

Europe, Middle East and Africa (EMEA)

Our Europe, Middle East and Africa, or EMEA, reporting segment serves clients in approximately 60 countries. The largest operations are located in France, Germany, Ireland, Italy, The Netherlands, Spain, Switzerland and the United Kingdom. Our operations in these countries generally provide a full range of services to the commercial property sector. Additionally, we provide some residential property services, focused on the prime and super-prime segments of the market, primarily in the United Kingdom. Within EMEA, our services are organized along similar lines as in the Americas, including leasing, property sales, valuation services, asset management services and occupier outsourcing, among others. Our EMEA segment accounted for 30.0% of our 2016 revenue, 27.7% of our 2015 revenue and 25.9% of our 2014 revenue.

In several countries in EMEA, we have contractual relationships with independent affiliates that provide commercial real estate services under our brand name. Our agreements with these independent affiliates include licenses by us to them to use the “CBRE” name in the relevant territory in return for payments of annual or quarterly royalty fees to us. In addition, these agreements typically provide for the cross-referral of business between us and our affiliates.

Asia Pacific

Our Asia Pacific reporting segment serves clients in 16 countries. Our largest operations in Asia are located in Greater China, India, Japan, Singapore and Thailand. The Pacific region includes Australia and New Zealand. Our operations in these countries provide a full range of real estate services to the commercial sector, similar to the services provided by our Americas and EMEA segments. We also provide services to the residential property sector predominantly in the Pacific region. In addition, we have contractual agreements with independent affiliates that generate royalty fees and support cross-referral arrangements similar to our EMEA segment. Our Asia Pacific segment accounted for 11.4% of our 2016 revenue, 10.5% of our 2015 revenue and 10.7% of our 2014 revenue.

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

CBRE Global Investors’ offerings are organized into four primary categories: (1) direct real estate investments through sponsored funds; (2) direct real estate investments through separate accounts; (3) indirect real estate and infrastructure investments through listed securities; and (4) indirect real estate investments through multi-manager investment programs.

Assets under management, or AUM, totaled $86.6 billion at December 31, 2016 as compared to $89.0 billion at December 31, 2015. In local currency, AUM for 2016 was up $2.1 billion, but down $2.4 billion when measured in U.S dollars. Our Global Investment Management segment accounted for 2.8% of our 2016 revenue, 4.2% of our 2015 revenue and 5.2% of our 2014 revenue.

Development Services

Operations in our Development Services reporting segment are conducted through our indirect wholly-owned subsidiary Trammell Crow Company, LLC, which we also refer to as Trammell Crow Company, and certain of its subsidiaries, providing development services primarily in the United States to users of and investors in commercial real estate, as well as for its own account. Trammell Crow Company pursues opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including: industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); and residential/mixed-use projects. Our Development Services segment accounted for 0.5% of our 2016 revenue, 0.6% of our 2015 revenue and 0.7% of our 2014 revenue.

Trammell Crow Company pursues development and investment activity on behalf of its clients on a fee basis (with no ownership interest in a property), in partnership with its clients (through co-investment – either on an individual project basis or through programs with certain strategic capital partners) or for its own account (100% ownership). Development activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries that are consolidated or unconsolidated for financial reporting purposes, depending primarily on the extent and nature of our ownership interest.

At December 31, 2016, Trammell Crow Company had $6.6 billion of development projects in process. Additionally, the inventory of pipeline deals (prospective projects we believe have a greater than 50% chance of closing or where land has been acquired and the projected construction start date is more than twelve months out) was $4.2 billion at December 31, 2016.

Competition

We compete across a variety of business lines within the commercial real estate industry, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage origination, sales and servicing, and structured finance) real estate investment management, valuation, development services and proprietary research. Each business line is highly competitive on an international, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2016 revenue, our relative competitive position varies significantly across geographic markets, property types and services. We face competition from other commercial real estate service providers that compete with us on a global, national, regional or local basis or within a market segment; outsourcing companies that traditionally competed in limited portions of our facilities management business and have expanded their offerings from time to time; in-house corporate real estate departments and property owners/developers that self-perform real estate services; investment banking firms, investment managers and developers that compete with us to raise and place investment capital; and accounting/consulting firms that advise on real estate strategies. Some of these firms may have greater financial resources than we do.

Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are substantially smaller than we are, some of them are larger on a regional or local basis or have a stronger position in a specific market segment or service offering. Among our primary competitors are other large national and global firms, such as Cushman & Wakefield, JLL (formerly Jones Lang LaSalle Incorporated), Colliers International Group Inc. , Savills plc and BGC Partners (which is the publicly traded parent of Newmark Grubb Knight Frank); market-segment specialists, such as Eastdil Secured, HFF, L.P., Marcus & Millichap, Inc. and Walker & Dunlop, Inc.; and firms with business lines that compete with our occupier outsourcing business.

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

Employees

At December 31, 2016, excluding our independent affiliates, we had more than 75,000 employees worldwide, approximately 37% of whose costs are fully reimbursed by clients and are mostly in our Global Workplace Solutions and Asset Services lines of business. At December 31, 2016, approximately 1,800 of our employees were subject to collective bargaining agreements, most of whom work in properties we manage in California, Illinois, New Jersey and New York.

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

In addition to trademarks and trade names, we have acquired and developed proprietary technologies for the provision of complex services and analysis. We also offer proprietary research to clients through CBRE Economic Advisors and we offer proprietary investment analysis and structures through CBRE Global Investors. While we have not generally registered these items of intellectual property in any jurisdiction, we may seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business.

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

While we are aware of the presence or the potential presence of regulated substances in the soil or groundwater at or near several properties owned, operated or managed by us that may have resulted from historical or ongoing activities on those properties, we are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both the commercial real estate services industry in general and us. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development services businesses, which could adversely affect the results of operations of these business lines.

Available Information

Our internet address is www.cbre.com. We use our website as a channel of distribution for company information, and financial and other material information regarding us is routinely posted and accessible on our website.

On the Investor Relations page of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the SEC: our Annual Report on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including reports filed by our officers and directors under Section 16(a) of the Exchange Act.

All of the information on our Investor Relations web page is available to be viewed free of charge. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, CBRE Group, Inc., 200 Park Avenue, New York, New York 10166. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The success of our business is significantly related to general economic conditions and, accordingly, our business, operations and financial condition could be adversely affected by economic slowdowns, liquidity crises, fiscal or political uncertainty and possible subsequent downturns in commercial real estate asset values, property sales and leasing activities in one or more of the geographies or industry sectors that we or our clients serve.

Periods of economic weakness or recession, significantly rising interest rates, fiscal or political uncertainty, market volatility, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines.

Our business is significantly affected by generally prevailing economic conditions in the markets where we principally operate, which can result in a general decline in real estate acquisition, disposition and leasing activity, as well as a general decline in the value of commercial real estate and in rents, which in turn reduces revenue from asset services fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development or investment management activities. Our businesses could also suffer from political or economic disruptions that affect interest rates or liquidity or create financial, market or regulatory uncertainty. For example, the U.K.’s vote to withdraw from the European Union, commonly known as “Brexit,” and speculation about the terms and consequences of this exit or that of other European Union members has caused and may continue to cause market volatility and currency fluctuations and adversely impact our clients’ confidence, which may result in a deterioration in our U.K. and other European businesses as leasing and investing activity slow down.

Adverse economic conditions or political or regulatory uncertainty could also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development, which in turn could reduce the commissions and fees that we earn. In addition, our development and investment strategy often entails making co-investments alongside our investor clients. During an economic downturn, capital for our investment activities is usually constrained and it may take longer for us to dispose of real estate investments or selling prices may be lower than originally anticipated. As a result, the value of our commercial real estate investments may be reduced, and we could realize losses or diminished profitability. In addition, economic downturns may reduce the amount of loan originations and related servicing by our Capital Markets business.

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

In continental Europe and Asia Pacific, the economies in certain countries can be fragile, which may adversely affect our financial performance.

Economic, political and regulatory uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global landscape, make it increasingly difficult for us to predict our financial performance into the future. As a result, any guidance or outlook that we provide on our performance is based on then-current conditions, and there is a risk that such guidance may turn out to be inaccurate.

Adverse developments in the credit markets may harm our business, results of operations and financial condition.

Our Global Investment Management, Development Services and Capital Markets (including property sales and mortgage and structured financing services) businesses are sensitive to credit cost and availability as well as marketplace liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. During 2016, approximately 47% of our revenue was transacted in foreign currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in our assets under management for our Global Investment Management business, revenue and earnings. Over time, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. For example, Brexit caused a significant decline in the value of the British pound sterling against the U.S. dollar during 2016 and negotiations with respect to the terms of the U.K.’s withdrawal or other changes to the membership or policies of the European Union, or speculation about such events, may cause additional volatility in international currency markets. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;

•	currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits to the United States;

•	adverse changes in regulatory or tax requirements and regimes or uncertainty about the application of or the future of such regulatory or tax requirements and regimes;

•

the responsibility of complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions, e.g., with respect to corrupt practices, embargoes, trade sanctions, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;

•	a tendency for clients to delay payments in some European and Asian countries;

•	political and economic instability in certain countries;

•	foreign ownership restrictions with respect to operations in certain countries, particularly in Asia Pacific, or the risk that such restrictions will be adopted in the future; and

•

changes in U.S. laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards the United States as a result of any such changes to laws or policies.

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

We have committed additional resources to expand our worldwide sales and marketing activities, to globalize our service offerings and products in select markets and to develop local sales and support channels. If we are unable to successfully implement these plans, maintain adequate long-term strategies that successfully manage the risks associated with our global business or adequately manage operational fluctuations, our business, financial condition or results of operations could be harmed. In addition, we have penetrated, and seek to continue to enter into, emerging markets to further expand our global platform. However, we may not be successful in effectively evaluating and monitoring the key business, operational, legal and compliance risks specific to those markets. The political and cultural risks present in emerging countries could also harm our ability to successfully execute our operations or manage our businesses there.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.

Our continued success is highly dependent upon the efforts of our executive officers and other key employees, including Robert E. Sulentic, our President and Chief Executive Officer. Mr. Sulentic and certain other key employees are not parties to employment agreements with us. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is significant and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent that we have in the past. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. Furthermore, shareholder influence on our compensation practices, including our ability to issue equity compensation, may decrease our ability to offer attractive compensation to key personnel and make recruiting, retaining and incentivizing such personnel more difficult. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.

We have numerous local and global competitors across all of our business lines and the geographies that we serve, and further industry consolidation could lead to significant future competition.

We compete across a variety of business disciplines within the commercial real estate services and investment industry, including commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage brokerage, loan origination and servicing), real estate investment management, valuation, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2016 revenue, our relative competitive position varies significantly across geographies, property types and services and business lines. Depending on the geography, property type or service or business line, we face competition from other commercial real estate service providers and investment firms, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have expanded their offerings from time to time, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service or business line than we have allocated to that geography, property type, service or business line. In addition, future changes in laws could lead to the entry of other new competitors, such as financial institutions. Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis. We are further subject to competition from large national and multi-national firms that have similar service and investment competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types, service or business lines that we serve. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.

Our growth has benefited significantly from acquisitions, which may not perform as expected and similar opportunities may not be available in the future.

A significant component of our growth over time has been generated by acquisitions. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired may prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction and deferred financing costs, among others.

We have had, and may continue to experience, challenges in integrating operations and information technology systems acquired from other companies. This could result in the diversion of management’s attention from other business concerns and the potential loss of our key employees or clients or those of the acquired operations. The integration process itself may be disruptive to our business and the acquired company’s businesses as it requires coordination of geographically diverse organizations and implementation of new accounting and information technology systems. We believe that most acquisitions will initially have an adverse impact on operating and net income. Acquisitions also frequently involve significant costs related to integrating information technology and accounting and management services.

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

An important part of the strategy for our Global Investment Management business involves co-investing our capital in certain real estate investments with our clients, and there is an inherent risk of loss of our investments. As of December 31, 2016, we had committed $31.6 million to fund future co-investments in our Global Investment Management business, $25.5 million of which is expected to be funded during 2017. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. However, our debt instruments contain restrictions that may limit our ability to provide capital to the entities holding direct or indirect interests in co-investments. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is an important part of our Global Investment Management business, which might suffer if we were unable to make these investments.

Selective investment in real estate projects is an important part of our Development Services business strategy, and there is an inherent risk of loss of our investments. As of December 31, 2016, we had nine real estate projects consolidated in our financial statements. In addition, at December 31, 2016, we were involved as a principal (in most cases, co-investing with our clients) in approximately 60 unconsolidated real estate subsidiaries with invested equity of $121.9 million and had committed additional capital to these unconsolidated subsidiaries of $23.0 million. As of December 31, 2016, we also guaranteed outstanding notes payable of these unconsolidated subsidiaries with outstanding balances of $15.7 million.

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

We have debt and related debt service obligations. As of December 31, 2016, our total debt, excluding notes payable on real estate (which are generally nonrecourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was approximately $2.6 billion. For the year ended December 31, 2016, our interest expense was approximately $144.9 million.

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

Our credit agreement currently requires us to maintain a minimum coverage ratio of EBITDA (as defined in the credit agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the credit agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 12.73x for the year ended December 31, 2016, and our leverage ratio of total debt less available cash to EBITDA was 1.18x as of December 31, 2016. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot give assurance that we will be able to meet those ratios when required. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreement.

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

Subject to the maximum amounts of indebtedness permitted by our credit agreement covenants, we are not restricted in the amount of additional recourse debt we are able to incur, and so we may in the future incur such indebtedness in order to finance our operations and investments. In addition, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, rate our significant outstanding debt. These ratings, and any downgrades of them, may affect our ability to borrow as well as the costs of our current and future borrowings.

A significant portion of our revenue is seasonal, which could cause our financial results to fluctuate significantly.

A significant portion of our revenue is seasonal. Historically, our revenue, operating income, net income and cash flow from operating activities tend to be lowest in the first calendar quarter, and highest in the fourth calendar quarter of each year. Earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to calendar year-end. This variance among periods makes it difficult to compare our financial condition and results of operations on a quarter-by-quarter basis. In addition, as a result of the seasonal nature of our business, political, economic or other unforeseen disruptions occurring in the fourth quarter that impact our ability to close large transactions may have a disproportionate effect on our financial condition and results of operations.

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

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Annual Report on Form 10-K are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

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

•	increases in unemployment and general slowdowns in commercial activity;

•	trends in pricing and risk assumption for commercial real estate services;

•	the effect of significant movements in average cap rates across different property types;

•	a reduction by companies in their reliance on outsourcing for their commercial real estate needs, which would affect our revenues and operating performance;

•	client actions to restrain project spending and reduce outsourced staffing levels;

•	declines in lending activity of U.S. Government Sponsored Enterprises, regulatory oversight of such activity and our mortgage servicing revenue from the commercial real estate mortgage market;

•	our ability to diversify our revenue model to offset cyclical economic trends in the commercial real estate industry;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	our ability to leverage our global services platform to maximize and sustain long-term cash flow;

•	our ability to maintain EBITDA and adjusted EBITDA margins that enable us to continue investing in our platform and client service offerings;

•	our ability to control costs relative to revenue growth;

•

economic volatility and market uncertainty globally related to uncertainty surrounding the implementation and effect of the United Kingdom’s referendum to leave the European Union, including uncertainty in relation to the legal and regulatory framework that would apply to the United Kingdom and its relationship with the remaining members of the European Union;

•	foreign currency fluctuations;

•	our ability to retain and incentivize key personnel;

•	our ability to compete globally, or in specific geographic markets or business segments that are material to us;

•	our ability to identify, acquire and integrate synergistic and accretive businesses;

•	costs and potential future capital requirements relating to businesses we may acquire;

•	integration challenges arising out of companies we may acquire;

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

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;

•	variations in historically customary seasonal patterns that cause our business not to perform as expected;

•	litigation and its financial and reputational risks to us;

•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;

•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;

•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;

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

•	our ability to maintain our effective tax rate at or below current levels;

•	changes in applicable tax or accounting requirements, including potential tax reform under the current U.S. administration;

•	the effect of implementation of new accounting rules and standards; and

•

the other factors described elsewhere in this Annual Report on Form 10-K, included under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupied the following offices, excluding affiliates, as of December 31, 2016:

	Sales Offices	Corporate Offices	Total
Americas	198	3	201
Europe, Middle East and Africa (EMEA)	162	1	163
Asia Pacific	83	1	84

Total	443	5	448

Some of our offices house employees from our Global Investment Management and Development Services segments as well as employees from our other business segments. We have provided above office totals by geographic region rather than by business segment in order to avoid double counting our Global Investment Management and Development Services offices.

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

	Price Range
Fiscal Year 2016	High	Low
Quarter ending March 31, 2016	$34.46	$22.74
Quarter ending June 30, 2016	$31.31	$24.49
Quarter ending September 30, 2016	$30.39	$24.11
Quarter ending December 31, 2016	$33.21	$25.40

Fiscal Year 2015
Quarter ending March 31, 2015	$38.99	$31.75
Quarter ending June 30, 2015	$39.77	$36.36
Quarter ending September 30, 2015	$38.76	$30.85
Quarter ending December 31, 2015	$38.49	$31.14

The closing share price for our Class A common stock on December 31, 2016, as reported by the New York Stock Exchange, was $31.49. As of February 13, 2017, there were 69 stockholders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance future growth and possibly reduce debt or repurchase common stock. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, acquisition or other opportunities to invest capital, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by the credit agreement governing our revolving credit facility and senior term loan facilities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning December 31, 2011 and ending on December 31, 2016. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, in which we are included, and two industry peer groups.

The comparison below assumes $100 was invested on December 31, 2011 in our Class A common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not necessarily indicative of future stock price performance.

The new industry peer group is comprised of JLL (formerly Jones Lang LaSalle Incorporated), a global commercial real estate services company publicly traded in the United States, as well as the following companies that have significant commercial real estate or real estate capital markets businesses within the United States or globally, that in each case are publicly traded in the United States or abroad: BGC Partners (BGCP), which is the publicly traded parent of Newmark Grubb Knight Frank; Colliers International Group Inc. (CIGI); HFF, L.P. (HF); Marcus & Millichap, Inc. (MMI); Savills plc (SVS.L, traded on the London Stock Exchange) and Walker & Dunlop, Inc. (WD). These companies are or include divisions with business lines reasonably comparable to some or all of ours, and which represent our current primary competitors. Our old peer group did not include WD, which was added to our peer group in 2016.

(1)	*$100 invested on 12/31/11 in stock or index-including reinvestment o f dividends. Fiscal year ending December 31.
(2)	Copyright© 2017 Standard & Poor’s, a division o f S&P Global. A ll rights reserved.
(3)	Old peer group contains companies with the following ticker symbols: BGCP, CIGI, HF, JLL, MMI, and SVS.L (London).
(4)	New Peer group contains companies with the following ticker symbols: BGCP, CIGI, HF, JLL, MMI, SVS.L (London), and WD.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under the Securities Act or under the Exchange Act.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2016. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data, the statement of cash flows data and the other data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015 (1)	2014	2013	2012
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS DATA:
Revenue	$13,071,589	$10,855,810	$9,049,918	$7,184,794	$6,514,099
Operating income	815,487	835,944	792,254	616,128	585,081
Interest income	8,051	6,311	6,233	6,289	7,643
Interest expense	144,851	118,880	112,035	135,082	175,068
Write-off of financing costs on extinguished debt	—	2,685	23,087	56,295	—
Income from continuing operations	584,064	558,877	513,503	321,798	304,156
Income from discontinued operations, net of income taxes	—	—	—	26,997	631
Net income	584,064	558,877	513,503	348,795	304,787
Net income (loss) attributable to non-controlling interests	12,091	11,745	29,000	32,257	(10,768)
Net income attributable to CBRE Group, Inc.	571,973	547,132	484,503	316,538	315,555
Income Per Share (2):
Basic income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.71	$1.64	$1.47	$0.95	$0.97
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	0.01	0.01

Net income attributable to CBRE Group, Inc.	$1.71	$1.64	$1.47	$0.96	$0.98

Diluted income per share attributable to CBRE Group, Inc. shareholders
Income from continuing operations attributable to CBRE Group, Inc.	$1.69	$1.63	$1.45	$0.94	$0.96
Income from discontinued operations attributable to CBRE Group, Inc.	—	—	—	0.01	0.01

Net income attributable to CBRE Group, Inc.	$1.69	$1.63	$1.45	$0.95	$0.97

Weighted average shares:
Basic	335,414,831	332,616,301	330,620,206	328,110,004	322,315,576
Diluted	338,424,563	336,414,856	334,171,509	331,762,854	327,044,145

STATEMENTS OF CASH FLOWS DATA:
Net cash provided by operating activities	$450,315	$651,897	$661,780	$745,108	$291,081
Net cash used in investing activities	(7,439)	(1,618,959)	(151,556)	(464,994)	(197,671)
Net cash (used in) provided by financing activities	(199,643)	789,548	(232,069)	(866,281)	(100,689)

OTHER DATA:
EBITDA (3)	$1,372,362	$1,297,335	$1,142,252	$982,883	$861,621
Adjusted EBITDA (3)	$1,561,003	$1,412,724	$1,166,125	$1,022,255	$918,439

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$762,576	$540,403	$740,884	$491,912	$1,089,297
Total assets (4)	10,779,587	11,017,943	7,568,010	6,998,414	7,809,542
Long-term debt, including current portion, net (4)	2,548,137	2,679,539	1,851,012	1,840,680	2,427,605
Notes payable on real estate, net (4)	25,969	38,258	41,445	130,472	326,012
Total liabilities (4)	7,722,342	8,258,873	5,266,612	5,062,408	6,127,730
Total CBRE Group, Inc. stockholders’ equity	3,014,487	2,712,652	2,259,830	1,895,785	1,539,211

Note:	We have not declared any cash dividends on common stock for the periods shown.

(1)	On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, closed on a Stock and Asset Purchase Agreement with Johnson Controls, Inc. (JCI) to acquire JCI’s Global Workplace Solutions (JCI-GWS) business (which we refer to as the GWS Acquisition). The results for the year ended December 31, 2015 include the operations of JCI-GWS from September 1, 2015, the date such business was acquired.
(2)	See Income Per Share information in Note 15 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	Includes EBITDA related to discontinued operations of $7.9 million and $5.6 million for the years ended December 31, 2013 and 2012, respectively.

EBITDA and adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. Because not all companies use identical calculations, our presentation of these measures may not be comparable to similarly titled measures of other companies.

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

EBITDA and adjusted EBITDA are not intended to be measures of free cash flow for our discretionary use because they do not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. We also use adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income attributable to CBRE Group, Inc.	$571,973	$547,132	$484,503	$316,538	$315,555
Add:
Depreciation and amortization (i)	366,927	314,096	265,101	191,270	170,905
Non-amortizable intangible asset impairment	—	—	—	98,129	19,826
Interest expense (ii)	144,851	118,880	112,035	138,379	176,649
Write-off of financing costs on extinguished debt	—	2,685	23,087	56,295	—
Provision for income taxes (iii)	296,662	320,853	263,759	188,561	186,333
Less:
Interest income	8,051	6,311	6,233	6,289	7,647

EBITDA (iv)	1,372,362	1,297,335	1,142,252	982,883	861,621
Adjustments:
Integration and other costs related to acquisitions	125,743	48,865	—	12,591	39,240
Cost-elimination expenses	78,456	40,439	—	17,621	17,578
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(15,558)	26,085	23,873	9,160	—

Adjusted EBITDA (iv)	$1,561,003	$1,412,724	$1,166,125	$1,022,255	$918,439

(i)	Includes depreciation and amortization related to discontinued operations of $0.9 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.
(ii)	Includes interest expense related to discontinued operations of $3.3 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively.
(iii)	Includes provision for income taxes related to discontinued operations of $1.3 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.
(iv)	Includes EBITDA related to discontinued operations of $7.9 million and $5.6 million for the years ended December 31, 2013 and 2012, respectively.
(4)	In the third quarter of 2015, we elected to early adopt the provisions of Accounting Standards Update (ASU) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of separately being recorded in other assets. As of December 31, 2014, deferred financing costs totaling $25.6 million were reclassified from other assets and netted against the related debt liabilities to conform with the 2015 presentation. See Deferred Financing Costs discussion within Note 2 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report. Amounts for 2012 and 2013 have not been reclassified to conform with the presentation in 2014, 2015 and 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest commercial real estate services and investment firm, based on 2016 revenue, with leading full-service operations in major metropolitan areas throughout the world. We provide services in the office, retail, industrial, multifamily and hotel sectors of commercial real estate. As of December 31, 2016, we operated in approximately 450 offices worldwide with more than 75,000 employees, excluding independent affiliates, providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage brokerage, loan origination and servicing) real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. We have been included in the Fortune 500 since 2008 (ranking #259 in 2016) and among the Fortune Most Admired Companies in the real estate sector for five consecutive years, including 2017. In 2016, we were ranked by Forbes as the 15th best employer in America, and the International Association of Outsourcing Professionals (IAOP) has ranked us among the top few outsourcing service providers across all industries for five consecutive years. Additionally, we were one of only two companies to be ranked in the top 12 in the Barron’s 500, which evaluates companies on growth and financial performance, in each of 2014, 2015 and 2016.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

Revenue Recognition

In order for us to recognize revenue, four basic criteria must be met:

•	existence of persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed and determinable; and

•	collectability is reasonably assured.

Our revenue recognition policies are consistent with these criteria. The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time and method to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (i) at what point in time or over what period of time revenue is earned; (ii) whether contingencies exist that impact the timing of recognition of revenue; and (iii) how and when such contingencies will be resolved. The timing of revenue recognition could vary if different judgments were made. Our revenues subject to the most judgment are brokerage commission revenue and incentive-based management and development fees. For a detailed discussion of our revenue recognition policies, see the Revenue Recognition section within Note 2 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, or this Annual Report.

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

For additional information on goodwill and intangible asset impairment testing, see Notes 2 and 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2016 and 2015 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

Our foreign subsidiaries have accumulated $1.9 billion of undistributed earnings for which we have not recorded a deferred tax liability. Although tax liabilities might result from dividends being paid out of these earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and we do not have any plans to repatriate them or to sell or liquidate any of our non-U.S. subsidiaries. To the extent that we are able to repatriate earnings in a tax efficient manner, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. Determining our tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $408.9 million at December 31, 2016.

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

Items Affecting Comparability

When you read our financial statements and the information included in this Annual Report on Form 10-K, you should consider that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations that make it challenging to predict our future performance based on our historical results. We believe that the following material trends and uncertainties are crucial to an understanding of the variability in our historical earnings and cash flows and the potential for continued variability in the future.

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

Commercial real estate markets have recovered over the past several years, along with the steady improvement in global economic activity, most particularly in the United States. Since 2010, U.S. leasing markets have been marked by increased demand for space, falling vacancies and higher rents. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, low-cost credit availability and increased global and domestic capital flows. Property sales volumes slowed in 2016 following several years of strong growth; however, the market remained active. Commercial mortgage services activity rose in 2016 driven by lower interest rates and a favorable lending environment. Lending for multi-family properties in the United States was particularly robust, reflecting strong activity with U.S. Government Sponsored Enterprises (GSEs) as well as a long-term trend of increased renting versus home ownership in the United States.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth. Sales and leasing activity in Europe has improved across most of Europe for much of the past two years. An exception is London, where uncertainty in advance of and following the United Kingdom’s referendum to leave the European Union, commonly referred to as “Brexit,” constrained occupier and investor activity in 2016.

In Asia Pacific, the performance of real estate leasing and investment markets has varied from country to country amid slowing economic growth. Leasing and investment market activity was generally soft for much of 2016, but picked up noticeably in the fourth quarter. However, local capital from the Asia-Pacific region continues to migrate to other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Real estate equity securities markets weakened in the fourth quarter of 2016 amid concerns about potentially higher interest rates.

The performance of our global real estate services and real estate investment businesses depends on sustained economic growth and job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

We historically have made significant use of strategic acquisitions to add new service competencies, to increase our scale within existing competencies and to expand our presence in various geographic regions around the world. On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, pursuant to a Stock and Asset Purchase Agreement with Johnson Controls, Inc. (JCI), acquired JCI’s Global Workplace Solutions (JCI-GWS) business (which we refer to as the GWS Acquisition). The acquired JCI-GWS business was a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and had significant operations around the world. The purchase price was $1.475 billion, paid in cash, plus adjustments totaling $46.5 million for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. We merged the acquired JCI-GWS business with our existing occupier outsourcing business line, and the new combined business adopted the “Global Workplace Solutions” name.

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. In early 2017, we acquired a leading Software as a Service (SaaS) platform that produces scalable interactive visualization technologies for commercial real estate and a national boutique commercial real estate finance and consulting firm in the United States. During 2016, we acquired our independent affiliate in Norway, a London-based retail property advisor specializing in the luxury goods retail sector and a leading provider of retail project management, shopping center development and tenant coordination services in the United States. We also made an equity investment in a property services firm in Malaysia, acquiring a 49% interest. During 2015, we completed eight in-fill acquisitions, including a Seattle-based leader in capital markets services for affordable housing, a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, a Chicago-based location data analytics firm, one of the leading retail real estate services firms in the Midwestern United States, an advisory, consulting and research firm specializing in the Canadian hospitality and tourism industries and our former independent affiliate companies in Columbia, South Carolina, and Memphis, Tennessee.

We believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within targeted markets or to expand our presence within our current markets. In general, however, most acquisitions will initially have an adverse impact on our operating and net income as a result of transaction-related expenditures. These include severance, lease termination, transaction and deferred financing costs, among others, and the charges and costs of integrating the acquired business and its financial and accounting systems into our own.

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2016, we have accrued deferred consideration totaling $91.0 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

International Operations

We are monitoring the economic and political developments related to Brexit and the potential impact on our businesses in the United Kingdom and the rest of Europe, including, in particular, sales and leasing activity in the United Kingdom, as well as any associated currency volatility impact on our results of operations.

As we continue to increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Global Investment Management business has a significant amount of euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions business also has a significant amount of its revenue and earnings denominated in foreign currencies, such as the euro and the British pound sterling, which has significantly declined in value as compared to the U.S. dollar and other currencies as a result of Brexit. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

During the year ended December 31, 2016, approximately 47% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
United States dollar	$6,917,221	52.9%	$5,991,826	55.2%	$5,027,479	55.6%
British pound sterling	2,008,776	15.4%	1,861,199	17.1%	1,632,127	18.0%
euro	1,541,461	11.8%	1,071,666	9.9%	773,753	8.5%
Australian dollar	367,578	2.8%	360,284	3.3%	359,660	4.0%
Canadian dollar	310,062	2.4%	291,273	2.7%	319,670	3.5%
Indian rupee	244,087	1.9%	171,678	1.6%	135,139	1.5%
Japanese yen	212,854	1.6%	155,842	1.4%	168,574	1.9%
Chinese yuan	207,773	1.6%	152,771	1.4%	101,790	1.1%
Singapore dollar	173,967	1.3%	105,336	1.0%	89,343	1.0%
Swiss franc	145,000	1.2%	70,415	0.7%	22,494	0.2%
Hong Kong dollar	106,869	0.8%	85,052	0.8%	60,186	0.7%
Mexican peso	84,688	0.6%	68,429	0.6%	39,371	0.4%
Brazilian real	83,738	0.6%	65,844	0.6%	77,305	0.9%
Polish zloty	69,949	0.5%	49,998	0.5%	28,936	0.3%
Danish krone	68,639	0.5%	25,673	0.2%	11,076	0.1%
Swedish krona	59,603	0.5%	32,414	0.3%	21,692	0.2%
Thai baht	46,844	0.4%	35,456	0.3%	13,442	0.1%
Other currencies	422,480	3.2%	260,654	2.4%	167,881	2.0%

Total revenue	$13,071,589	100.0%	$10,855,810	100.0%	$9,049,918	100.0%

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the year ended December 31, 2016, the net impact would have been an increase in pre-tax income of $4.9 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the year ended December 31, 2016, the net impact would have been an increase in pre-tax income of $3.7 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program (which expired in December 2016) by entering into foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen. The purpose of these forward contracts was to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts were recorded directly in earnings. Included in the consolidated statement of operations set forth in Item 8 of this Annual Report were net gains of $7.7 million , $24.2 million and $5.3 million from foreign currency exchange forward contracts for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had no foreign currency exchange forward contracts outstanding as the program has been terminated. We do not intend to hedge our foreign currency denominated EBITDA in 2017.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
Revenue:
Fee revenue	$8,717,126	66.7%	$7,730,337	71.2%	$6,791,292	75.0%
Pass through costs also recognized as revenue	4,354,463	33.3%	3,125,473	28.8%	2,258,626	25.0%

Total revenue	13,071,589	100.0%	10,855,810	100.0%	9,049,918	100.0%

Costs and expenses:
Cost of services	9,123,727	69.8%	7,082,932	65.2%	5,611,262	62.0%
Operating, administrative and other	2,781,310	21.3%	2,633,609	24.3%	2,438,960	27.0%
Depreciation and amortization	366,927	2.8%	314,096	2.9%	265,101	2.9%

Total costs and expenses	12,271,964	93.9%	10,030,637	92.4%	8,315,323	91.9%
Gain on disposition of real estate	15,862	0.1%	10,771	0.1%	57,659	0.7%

Operating income	815,487	6.2%	835,944	7.7%	792,254	8.8%
Equity income from unconsolidated subsidiaries	197,351	1.5%	162,849	1.5%	101,714	1.1%
Other income (loss)	4,688	—	(3,809)	—	12,183	0.1%
Interest income	8,051	0.1%	6,311	—	6,233	0.1%
Interest expense	144,851	1.1%	118,880	1.1%	112,035	1.2%
Write-off of financing costs on extinguished debt	—	—	2,685	—	23,087	0.3%

Income before provision for income taxes	880,726	6.7%	879,730	8.1%	777,262	8.6%
Provision for income taxes	296,662	2.2%	320,853	3.0%	263,759	2.9%

Net income	584,064	4.5%	558,877	5.1%	513,503	5.7%
Less: Net income attributable to non-controlling interests	12,091	0.1%	11,745	0.1%	29,000	0.3%

Net income attributable to CBRE Group, Inc.	$571,973	4.4%	$547,132	5.0%	$484,503	5.4%

EBITDA	$1,372,362	10.5%	$1,297,335	12.0%	$1,142,252	12.6%

Adjusted EBITDA	$1,561,003	11.9%	$1,412,724	13.0%	$1,166,125	12.9%

Fee revenue, EBITDA and adjusted EBITDA are not recognized measurements under GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. Because not all companies use identical calculations, our presentation of fee revenue, EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Fee revenue is gross revenue less both client reimbursed costs largely associated with employees that are dedicated to client facilities and subcontracted vendor work performed for clients. We believe that investors may find this measure useful to analyze the company’s overall financial performance because it excludes costs reimbursable by clients, and as such provides greater visibility into the underlying performance of our business.

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

EBITDA and adjusted EBITDA are not intended to be measures of free cash flow for our discretionary use because they do not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. We also use adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to CBRE Group, Inc.	$571,973	$547,132	$484,503
Add:
Depreciation and amortization	366,927	314,096	265,101
Interest expense	144,851	118,880	112,035
Write-off of financing costs on extinguished debt	—	2,685	23,087
Provision for income taxes	296,662	320,853	263,759
Less:
Interest income	8,051	6,311	6,233

EBITDA	1,372,362	1,297,335	1,142,252
Adjustments:
Integration and other costs related to acquisitions	125,743	48,865	—
Cost-elimination expenses (1)	78,456	40,439	—
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(15,558)	26,085	23,873

Adjusted EBITDA	$1,561,003	$1,412,724	$1,166,125

(1)

Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the year ended December 31, 2016 consisted of $73.6 million of severance costs related to headcount reductions in connection with the program and $4.9 million of third-party contract termination costs. Cost-elimination expenses incurred during the year ended December 31, 2015 consisted of $32.6 million of severance costs related to headcount reductions in connection with the program and $7.8 million of third-party contract termination costs. The total amount for each period does have a cash impact.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

We reported consolidated net income of $572.0 million for the year ended December 31, 2016 on revenue of $13.1 billion as compared to consolidated net income of $547.1 million on revenue of $10.9 billion for the year ended December 31, 2015.

Our revenue on a consolidated basis for the year ended December 31, 2016 increased by $2.2 billion, or 20.4%, as compared to the year ended December 31, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $1.8 billion of revenue, with a full year of activity reflected in the current year versus only four months of activity in 2015. Additionally, the revenue increase reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition, up 14.0%), as well as increased leasing (up 6.7%), commercial mortgage brokerage (up 19.1%) and sales (up 1.4%) activity. These increases were partially offset by lower carried interest revenue in the current year as well as foreign currency translation, which had a $277.8 million negative impact on total revenue during the year ended December 31, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Our cost of services on a consolidated basis increased by $2.0 billion, or 28.8%, during the year ended December 31, 2016 as compared to same period in 2015. This increase was primarily due to higher costs associated with our occupier outsourcing business, particularly due to the GWS Acquisition. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. We also incurred $18.9 million of additional costs in 2016 versus 2015 in connection with our cost-elimination project that began in the fourth quarter of 2015 and ended in the third quarter of 2016 to enhance margins and reduce our global cost structure going forward (the expenses of which primarily consisted of severance costs related to headcount reductions and third-party contract termination costs). These increases were partially offset by foreign currency translation, which had a $205.5 million positive impact on cost of services during the year ended December 31, 2016. Cost of services as a percentage of revenue increased from 65.2% for the year ended December 31, 2015 to 69.8% for the year ended December 31, 2016, largely due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 62.5% for the year ended December 31, 2015, compared to 64.0% for the year ended December 31, 2016. This increase was partly driven by the aforementioned increase in costs incurred in connection with our cost-elimination project in 2016 and lower non-commissionable revenue in the current year. In addition, outsourcing revenue (excluding the impact of the GWS Acquisition), which has a lower margin than sales and lease transaction revenue, was a lower percentage of revenue in 2015 than in 2016.

Our operating, administrative and other expenses on a consolidated basis increased by $147.7 million, or 5.6%, during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was mostly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (particularly bonuses largely attributable to improved results, most notably in our Development Services segment). Lastly, we incurred an additional $19.1 million of costs in 2016 versus 2015 in connection with our cost-elimination project. These items were partly offset by lower carried interest expense as well as foreign currency, which had a net $46.2 million positive impact on total operating expenses during the year ended December 31, 2016, including $10.9 million of unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, that was more than offset by a $57.1 million positive impact from foreign currency translation. Operating expenses as a percentage of revenue decreased from 24.3% for the year ended December 31, 2015 to 21.3% for the year ended December 31, 2016, primarily due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, operating expenses as a percentage of revenue was 25.7% for the year ended December 31, 2015 as compared to 24.7% for the same period in 2016, partly driven by the lower carried interest expense in the current year.

Our depreciation and amortization expense on a consolidated basis increased by $52.8 million, or 16.8%, during the year ended December 31, 2016 as compared to the same period in 2015. This increase was primarily attributable to higher amortization expense related to intangibles acquired in the GWS Acquisition, with a full year of amortization reflected in the current year versus only four months of amortization in 2015. A rise in depreciation expense during the year ended December 31, 2016 driven by technology-related capital expenditures also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $34.5 million, or 21.2%, for the year ended December 31, 2016 as compared to the same period in 2015, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense increased by $26.0 million, or 21.8%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily driven by interest expense in the current year associated with $600.0 million of 4.875% senior notes issued in August 2015 as well as higher interest expense associated with borrowings under our amended and restated credit agreement dated January 9, 2015 (2015 Credit Agreement) due to an increase in interest rates.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.7 million for the year ended December 31, 2015. These costs included the write-off of $1.7 million of unamortized deferred financing costs associated with our prior credit agreement dated March 28, 2013, as amended (2013 Credit Agreement), and $1.0 million of fees incurred in connection with our 2015 Credit Agreement.

Our provision for income taxes on a consolidated basis was $296.7 million for the year ended December 31, 2016 as compared to $320.9 million for the same period in 2015. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 34.1% for the year ended December 31, 2016 compared to 37.0% for the year ended December 31, 2015. We experienced a favorable change in earnings mix in the current year, with 60% of our earnings, after removing the portion attributable to non-controlling interests, from the United States for 2016 versus 68% for 2015. In addition, we realized certain discrete tax benefits in the current year that were not applicable in 2015. These items were offset, in part, by higher losses sustained in the current year in jurisdictions where no tax benefit could be provided.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We reported consolidated net income of $547.1 million for the year ended December 31, 2015 on revenue of $10.9 billion as compared to consolidated net income of $484.5 million on revenue of $9.0 billion for the year ended December 31, 2014.

Our revenue on a consolidated basis for the year ended December 31, 2015 increased by $1.8 billion, or 20.0%, as compared to the year ended December 31, 2014. This increase was in part due to contributions from the GWS Acquisition from September 1, 2015 through December 31, 2015. Additionally, the revenue increase also reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition, up 15.4%) and property management fees (up 17.5%), as well as increased sales (up 17.9%) and leasing (up 11.5%) activity. An increase in global appraisal revenue (up 18.6%) and commercial mortgage brokerage activity in our Americas segment (up 28.5%) also contributed to the positive variance. Foreign currency translation had a $536.4 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, euro and Japanese yen during the year ended December 31, 2015 versus the year ended December 31, 2014.

Our cost of services on a consolidated basis increased by $1.5 billion, or 26.2%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to higher costs associated with our occupier outsourcing and property management businesses, particularly due to the GWS Acquisition. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. Lastly, we incurred $18.3 million of costs in connection with our cost-elimination project. These increases were partially offset by foreign currency translation, which had a $318.4 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased from 62.0% for the year ended December 31, 2014 to 65.2% for the year ended December 31, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 62.0% for the year ended December 31, 2014, compared to 62.5% for the year ended December 31, 2015.

Our operating, administrative and other expenses on a consolidated basis increased by $194.6 million, or 8.0%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher worldwide payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher consulting, marketing and travel costs. Lastly, we incurred $22.1 million of costs in connection with our cost-elimination project. These increases were partially mitigated by an $8.6 million asset impairment charge incurred in our Americas segment during the year ended December 31, 2014, which did not recur during the year ended December 31, 2015, and foreign currency movement. Foreign currency translation had a $162.3 million positive impact on total operating expenses during the year ended December 31, 2015 and there was an improvement of $20.7 million in foreign currency transaction activity over the year ended December 31, 2014, much of which related to hedging activities. Operating expenses as a percentage of revenue decreased from 27.0% for the year ended December 31, 2014 to 24.3% for the year ended December 31, 2015, partially due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, operating expenses as a percentage of revenue was 27.0% for the year ended December 31, 2014 as compared to 25.7% for the year ended December 31, 2015.

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

Our consolidated interest expense increased by $6.8 million, or 6.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by higher interest expense during the year ended December 31, 2015 associated with $600.0 million of 4.875% senior notes issued in August 2015 as well as the 5.25% senior notes issued in September 2014 and December 2014 of $300.0 million and $125.0 million, respectively. These increases were partially offset by lower interest expense associated with $350.0 million of 6.625% senior notes, which were redeemed in full in October 2014, as well as lower interest expense due to a decrease in notes payable on real estate during the year ended December 31, 2015.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.7 million for the year ended December 31, 2015 compared to $23.1 million for the year ended December 31, 2014. The costs incurred during the year ended December 31, 2015 included the write-off of $1.7 million of unamortized deferred financing costs associated with our 2013 Credit Agreement, and $1.0 million of fees incurred in connection with our 2015 Credit Agreement. The costs incurred during the year ended December 31, 2014 primarily related to costs associated with the redemption in full of our 6.625% senior notes, including a $17.4 million early extinguishment premium and the write-off of $5.7 million of previously deferred financing costs. See Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for more information on such credit agreements.

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

Segment Operations

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management, and (5) Development Services. The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in North America, Europe and Asia Pacific. The Development Services business consists of real estate development and investment activities primarily in the United States.

The following table summarizes our results of operations by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2016		2015 (1)		2014 (1)
Americas
Revenue:
Fee revenue	$5,093,531	70.5%	$4,499,127	72.7%	$3,830,475	73.6%
Pass through costs also recognized as revenue	2,132,935	29.5%	1,690,786	27.3%	1,373,291	26.4%

Total revenue	7,226,466	100.0%	6,189,913	100.0%	5,203,766	100.0%
Costs and expenses:
Cost of services	5,034,497	69.7%	4,116,257	66.5%	3,398,443	65.3%
Operating, administrative and other	1,353,830	18.7%	1,274,948	20.6%	1,119,118	21.5%
Depreciation and amortization	254,105	3.5%	198,908	3.2%	149,214	2.9%

Operating income	$584,034	8.1%	$599,800	9.7%	$536,991	10.3%

EBITDA	$855,941	11.8%	$818,732	13.2%	$717,532	13.8%

Adjusted EBITDA	$949,590	13.1%	$859,478	13.9%	$717,532	13.8%

EMEA
Revenue:
Fee revenue	$2,190,734	55.9%	$1,878,726	62.5%	$1,645,768	70.2%
Pass through costs also recognized as revenue	1,727,205	44.1%	1,125,758	37.5%	698,484	29.8%

Total revenue	3,917,939	100.0%	3,004,484	100.0%	2,344,252	100.0%
Costs and expenses:
Cost of services	3,027,351	77.3%	2,205,550	73.4%	1,605,859	68.5%
Operating, administrative and other	691,878	17.7%	618,271	20.6%	578,070	24.7%
Depreciation and amortization	66,639	1.6%	68,370	2.3%	64,628	2.7%

Operating income	$132,071	3.4%	$112,293	3.7%	$95,695	4.1%

EBITDA	$200,073	5.1%	$182,974	6.1%	$162,536	6.9%

Adjusted EBITDA	$273,565	7.0%	$211,856	7.1%	$162,536	6.9%

Asia Pacific
Revenue:
Fee revenue	$991,647	66.7%	$826,141	72.8%	$780,926	80.7%
Pass through costs also recognized as revenue	494,323	33.3%	308,929	27.2%	186,851	19.3%

Total revenue	1,485,970	100.0%	1,135,070	100.0%	967,777	100.0%
Costs and expenses:
Cost of services	1,061,879	71.5%	761,125	67.1%	606,960	62.7%
Operating, administrative and other	299,249	20.1%	274,836	24.2%	266,285	27.5%
Depreciation and amortization	17,803	1.2%	15,580	1.3%	14,661	1.5%

Operating income	$107,039	7.2%	$83,529	7.4%	$79,871	8.3%

EBITDA	$124,980	8.4%	$98,929	8.7%	$94,532	9.8%

Adjusted EBITDA	$140,760	9.5%	$117,084	10.3%	$94,532	9.8%

Global Investment Management
Revenue	$369,800	100.0%	$460,700	100.0%	$468,941	100.0%
Costs and expenses:
Operating, administrative and other	297,194	80.4%	347,974	75.5%	374,972	80.0%
Depreciation and amortization	25,911	7.0%	29,020	6.3%	32,802	6.9%
Gain on disposition of real estate	—	—	—	—	23,028	4.9%

Operating (loss) income	$46,695	12.6%	$83,706	18.2%	$84,195	18.0%

EBITDA	$77,431	20.9%	$106,634	23.1%	$95,267	20.3%

Adjusted EBITDA	$83,151	22.5%	$134,240	29.1%	$119,140	25.4%

Development Services
Revenue	$71,414	100.0%	$65,643	100.0%	$65,182	100.0%
Costs and expenses:
Operating, administrative and other	139,159	194.9%	117,580	179.1%	100,515	154.2%
Depreciation and amortization	2,469	3.4%	2,218	3.4%	3,796	5.8%
Gain on disposition of real estate	15,862	22.2%	10,771	16.4%	34,631	53.1%

Operating (loss) income	$(54,352)	(76.1%)	$(43,384)	(66.1%)	$(4,498)	(6.9%)

EBITDA and Adjusted EBITDA	$113,937	159.5%	$90,066	137.2%	$72,385	111.1%

(1)	During 2016, we changed our methodology for allocating certain costs to our reporting segments, including stock compensation, currency hedging and certain intercompany transactions. Prior year amounts have been reclassified to conform with the current year presentation. Such changes had no impact on our consolidated results.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Americas

Revenue increased by $1.0 billion, or 16.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was in part due to contributions from the GWS Acquisition, which added $641.6 million of revenue, with a full year of activity reflected in the current year versus only four months of activity in 2015. Additionally, the revenue increase reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition, up 10.4%), as well as improved leasing and commercial mortgage brokerage activity. Foreign currency translation had a $30.6 million negative impact on revenue during the year ended December 31, 2016 versus the same period in 2015, primarily driven by weakness in the Canadian dollar and Mexican peso.

Cost of services increased by $918.2 million, or 22.3%, for the year ended December 31, 2016 as compared to the same period in 2015, primarily due to higher costs associated with our occupier outsourcing business, particularly due to the GWS Acquisition. Also contributing to the variance was higher commission expense resulting from improved lease transaction revenue. We also incurred $10.3 million of additional costs in 2016 versus 2015 in connection with our cost-elimination project. Foreign currency translation had a $21.8 million positive impact on cost of services during the year ended December 31, 2016. Cost of services as a percentage of revenue increased to 69.7% for the year ended December 31, 2016 compared to 66.5% for the same period in 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 66.2% for the year ended December 31, 2016, compared to 65.2% for the year ended December 31, 2015, partly driven by the aforementioned costs associated with our cost-elimination project.

Operating, administrative and other expenses increased by $78.9 million, or 6.2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was partly driven by costs associated with the GWS Acquisition as well as higher payroll-related costs, including an increase in 401(k) contributions in the United States. Higher software license and maintenance contract costs also contributed to the increase. Foreign currency had a net $4.5 million positive impact on total operating expenses during the year ended December 31, 2016, which included a positive impact from foreign currency translation of $6.2 million, partially offset by unfavorable foreign currency transaction activity, mostly hedging related, of $1.7 million.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. We also assume or purchase certain servicing assets. Gains from mortgage servicing rights are initially recorded at fair value within revenue. Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. In any given period, the net of gains from MSRs less related amortization equals the net non-cash impact to operating income from such activity (Net MSRs). For the year ended December 31, 2016, Net MSRs increased $29.6 million over the same period in the prior year. For the year ended December 31, 2016, Net MSRs contributed $80.7 million to operating income, consisting of $154.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $73.3 million of amortization of related intangible assets. For the year ended December 31, 2015, Net MSRs contributed $51.1 million to operating income, consisting of $110.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $59.3 million of amortization of related intangible assets.

EMEA

Revenue increased by $913.5 million, or 30.4%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $924.9 million of revenue, with a full year of activity reflected in the current year versus only four months of activity in 2015. In addition, the revenue increase also reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition, up 15.8%). Leasing activity was up slightly and sales activity was flat versus the prior year. Foreign currency translation had a $232.6 million negative impact on total revenue during the year ended December 31, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Cost of services increased by $821.8 million, or 37.3%, for the year ended December 31, 2016 as compared to the same period in 2015. This increase was primarily due to higher costs associated with our occupier outsourcing business, particularly due to the GWS Acquisition. We also incurred $9.3 million of additional costs in 2016 versus 2015 in connection with our cost-elimination project. These increases were partially reduced by foreign currency translation, which had a $177.8 million positive impact on cost of services during the year ended December 31, 2016. Cost of services as a percentage of revenue increased to 77.3% for the year ended December 31, 2016 from 73.4% for the year ended December 31, 2015, largely due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 69.0% for both the year ended December 31, 2016 and 2015.

Operating, administrative and other expenses increased by $73.6 million, or 11.9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily driven by higher costs associated with the GWS Acquisition. Higher payroll-related costs (including bonuses) in the current year also contributed to the variance. These increases were partially mitigated by foreign currency, which had a $44.2 million positive impact on total operating expenses during the year ended December 31, 2016, including $1.0 million in favorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, and a $43.2 million positive impact from foreign currency translation.

Asia Pacific

Revenue increased by $350.9 million, or 30.9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was largely due to contributions from the GWS Acquisition, which added $229.4 million of revenue, with a full year of activity reflected in the current year versus only four months of activity in 2015. The revenue increase also reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition, up 33.4%) as well as improved sales and leasing activity. This increase was partially offset by foreign currency translation, which had a $2.8 million negative impact on total revenue during the year ended December 31, 2016 versus the same period in 2015, primarily driven by weakness in the Chinese yuan and Indian rupee, largely mitigated by strength in the Japanese yen.

Cost of services increased by $300.8 million, or 39.5%, for the year ended December 31, 2016 as compared to the same period in 2015, driven by higher costs associated with our occupier outsourcing businesses, including the acquired GWS business. This was partially offset by foreign currency translation, which had a $5.9 million positive impact on cost of services during the year ended December 31, 2016. Cost of services as a percentage of revenue increased to 71.5% for the year ended December 31, 2016 as compared to 67.1% for the same period in 2015, primarily due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 65.6% for the year ended December 31, 2016, compared to 64.1% for the same period in 2015, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, being a higher percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $24.4 million, or 8.9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, mainly driven by costs associated with the GWS Acquisition. Additionally, foreign currency activity had an overall negative impact of $7.5 million for the year ended December 31, 2016, due to unfavorable foreign currency transaction activity, mostly related to hedging.

Global Investment Management

Revenue decreased by $90.9 million, or 19.7%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily driven by lower carried interest revenue as well as lower acquisition, asset management and incentive fees in the current year. Foreign currency translation had an $11.8 million negative impact on total revenue during the year ended December 31, 2016 versus the same period in 2015, primarily driven by weakness in the British pound sterling.

Operating, administrative and other expenses decreased by $50.8 million, or 14.6%, for the year ended December 31, 2016 as compared to the same period in 2015, primarily driven by lower carried interest expense incurred in the current year. Additionally, foreign currency had a net $5.0 million positive impact on total operating expenses during the year ended December 31, 2016, which included $2.7 million of unfavorable foreign currency transaction activity over the same period last year, much of which related to hedging activities, that was more than offset by a $7.7 million positive impact from foreign currency translation. These decreases were partially offset by $19.8 million of additional costs in 2016 versus 2015 in connection with our cost-elimination project.

A roll forward of our AUM by product type for the year ended December 31, 2016 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2016	$28.3	$39.9	$20.8	$89.0
Inflows	5.4	5.7	2.7	13.8
Outflows	(4.7)	(6.1)	(6.3)	(17.1)
Market appreciation (depreciation)	2.6	(2.0)	0.3	0.9

Balance at December 31, 2016	$31.6	$37.5	$17.5	$86.6

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

Development Services

Revenue increased by $5.8 million, or 8.8%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily driven by higher development fees in the current year.

Operating, administrative and other expenses increased by $21.6 million, or 18.3%, for the year ended December 31, 2016 as compared to the same period in 2015. This increase was primarily driven by higher bonuses in the current year as a result of significantly improved operating performance due to property sales (reflected in equity income from unconsolidated subsidiaries and gain on disposition of real estate).

As of December 31, 2016, development projects in process totaled $6.6 billion, down $100 million from year-end 2015. The new projects pipeline totaled $4.2 billion, up $600 million from a year ago.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Americas

Revenue increased by $986.1 million, or 19.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was in part due to contributions from the GWS Acquisition. Additionally, the revenue increase also reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition, up 10.8%) and property management fees (up 14.7%), as well as improved sales, leasing, commercial mortgage brokerage and appraisal activity. Foreign currency translation had an $85.6 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the Brazilian real and Canadian dollar when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014.

Cost of services increased by $717.8 million, or 21.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to higher costs associated with our property management and occupier outsourcing businesses, particularly due to the GWS Acquisition. This increase was also due to higher commission expense resulting from improved sales and lease transaction revenue. Additionally, higher salaries and related costs due to increased headcount (in part due to in-fill acquisitions) also contributed to the increase. Foreign currency translation had a $52.8 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased to 66.5% for the year ended December 31, 2015 compared to 65.3% for the year ended December 31, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 65.2% for the year ended December 31, 2015, compared to 65.3% for the year ended December 31, 2014.

Operating, administrative and other expenses increased by $155.8 million, or 13.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was partly driven by costs associated with the GWS Acquisition. Also contributing to the variance were higher payroll-related costs (including bonuses) attributable to increased headcount and improved results as well as higher consulting, marketing and travel costs. These increases were partially mitigated by an $8.6 million asset impairment charge incurred in our Americas segment during the year ended December 31, 2014, which did not recur during the year ended December 31, 2015, and foreign currency movement. Foreign currency translation had a $24.5 million positive impact on total operating expenses during the year ended December 31, 2015 and there was an improvement of $19.1 million in foreign currency transaction activity over the year ended December 31, 2014, some of which related to hedging activities.

For the year ended December 31, 2015, Net MSRs increased $26.1 million over the same period in 2014. For the year ended December 31, 2015, Net MSRs contributed $51.1 million to operating income, consisting of $110.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $59.3 million of amortization of related intangible assets. For the year ended December 31, 2014, Net MSRs contributed $25.0 million to operating income, consisting of $73.9 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $48.9 million of amortization of related intangible assets.

EMEA

Revenue increased by $660.2 million, or 28.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was largely due to contributions from the GWS Acquisition. In addition, the revenue increase also reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition up 19.4%) and property management fees (up 25.9%), as well as improved sales, leasing and appraisal activity. The increase in revenue was partially offset by foreign currency translation, which had a $291.6 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014.

Cost of services increased by $599.7 million, or 37.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to higher costs associated with our property management and occupier outsourcing businesses, particularly due to the GWS Acquisition. Additionally, we incurred $9.7 million of costs in connection with our cost-elimination project. These increases were partially reduced by foreign currency translation, which had a $192.9 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased to 73.4% for the year ended December 31, 2015 from 68.5% for the year ended December 31, 2014, largely due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 69.0% for the year ended December 31, 2015, compared to 68.5% for the year ended December 31, 2014.

Operating, administrative and other expenses increased by $40.2 million, or 7.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by higher payroll-related costs (including bonuses) during the year ended December 31, 2015 as well as costs associated with the GWS Acquisition. Additionally, we incurred $10.3 million of costs in connection with our cost-elimination project. These items were partially offset by foreign currency translation, which had a $78.2 million positive impact on total operating expenses during the year ended December 31, 2015.

Asia Pacific

Revenue increased by $167.3 million, or 17.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Contributions from the GWS Acquisition during the year ended December 31, 2015 as well as our acquisition of our former affiliate in Thailand in June 2014 drove the increase for the year ended December 31, 2015. The revenue increase also reflects strong organic growth, fueled by higher occupier outsourcing revenue (excluding the impact of the GWS Acquisition, up 30.1%) and property management fees (up 21.3%), as well as improved sales, leasing and appraisal activity. The overall increase was largely muted by foreign currency translation, which had a $120.7 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the Australian dollar and Japanese yen when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014.

Cost of services increased by $154.2 million, or 25.4%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, driven by higher costs associated with our property management and occupier outsourcing businesses, including the GWS Acquisition. Also contributing to the variance was increased commission expense resulting from higher transaction revenue as well as $7.0 million of costs incurred during the year ended December 31, 2015 in connection with our cost-elimination project. These increases were partially offset by foreign currency translation, which had a $72.7 million positive impact on cost of services during the year ended December 31, 2015. Cost of services as a percentage of revenue increased to 67.1% for the year ended December 31, 2015 as compared to 62.7% for the year ended December 31, 2014, primarily due to the GWS Acquisition. Excluding activity associated with the acquired JCI-GWS business, cost of services as a percentage of revenue was 64.1% for the year ended December 31, 2015, compared to 62.7% for the year ended December 31, 2014, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin, being a higher percentage of revenue than in the year ended December 31, 2014.

Operating, administrative and other expenses increased by $8.6 million, or 3.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by higher payroll-related costs (including bonuses) as well as $4.4 million of costs incurred during the year ended December 31, 2015 in connection with our cost-elimination project. The increase was also partly driven by costs associated with the GWS Acquisition. These increases were largely offset by foreign currency translation, which had a $28.8 million positive impact on total operating expenses during the year ended December 31, 2015.

Global Investment Management

Revenue decreased by $8.2 million, or 1.8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by foreign currency translation, which had a $38.5 million negative impact on total revenue during the year ended December 31, 2015, primarily driven by weakness in the British pound sterling and euro when converting to U.S. dollars during the year ended December 31, 2015 versus the year ended December 31, 2014. Higher carried interest revenue was more than offset by lower asset management, disposition and acquisition fees during the year ended December 31, 2015.

Operating, administrative and other expenses decreased by $27.0 million, or 7.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by foreign currency translation, which had a $26.3 million positive impact on total operating expenses during the year ended December 31, 2015.

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

Operating, administrative and other expenses increased by $17.1 million, or 17.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily driven by higher bonuses during the year ended December 31, 2015 as a result of significantly improved operating performance due to property sales.

As of December 31, 2015, development projects in process totaled $6.7 billion, up $1.3 billion from the end of 2014, and the inventory of pipeline deals totaled $3.6 billion, down $0.4 billion from year-end 2014.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for

2017 include up to approximately $170 million of anticipated capital expenditures, net of tenant concessions. As of December 31, 2016, we had aggregate commitments of $31.6 million to fund future co-investments in our Global Investment Management business, $25.5 million of which is expected to be funded in 2017. Additionally, as of December 31, 2016, we are committed to fund $23.0 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of December 31, 2016, we had $2.8 billion of borrowings available under our $2.8 billion revolving credit facility.

We have historically relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and general investment requirements (including strategic in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements. In the absence of extraordinary events or a large strategic acquisition, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2016 and 2015, we had accrued $91.0 million and $79.7 million, respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250 million of its shares of Class A common stock over three years. The timing of the repurchase and the actual amount repurchased will depend on a variety of factors, including the market price of the company’s common stock, general market and economic conditions and other factors. We intend to fund the repurchases, if any, with cash on hand or borrowings under our revolving credit facility.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $450.3 million for the year ended December 31, 2016, a decrease of $201.6 million as compared to the year ended December 31, 2015. The decrease in net cash provided by operating activities was primarily due to higher net payments to vendors and income taxes paid during the year ended December 31, 2016. These items were partially offset by higher commissions paid during the year ended December 31, 2015.

Net cash provided by operating activities totaled $651.9 million for the year ended December 31, 2015, a decrease of $9.9 million as compared to the year ended December 31, 2014. The decrease in cash provided by operating activities was primarily due to higher bonuses and commissions paid during the year ended December 31, 2015 as well as an increase in real estate held for development during the year ended December 31, 2015. These items were partially offset by lower net payments to vendors and lower income taxes paid during the year ended December 31, 2015 as well as improved collections of receivables and operating performance during the year ended December 31, 2015.

Investing Activities

Net cash used in investing activities totaled $7.4 million for the year ended December 31, 2016, a decrease of $1.6 billion as compared to the year ended December 31, 2015. This variance was primarily driven by a greater amount invested in acquisitions during the year ended December 31, 2015, particularly the GWS Acquisition.

Net cash used in investing activities totaled $1.6 billion for the year ended December 31, 2015, an increase of $1.5 billion as compared to the year ended December 31, 2014. This variance was primarily driven by amounts paid for the acquisition of the Global Workplace Solutions business during the year ended December 31, 2015.

Financing Activities

Net cash used in financing activities totaled $199.6 million for the year ended December 31, 2016, as compared to net cash provided by financing activities of $789.5 million for the year ended December 31, 2015. This variance was primarily due to proceeds received from the issuance of $600.0 million of 4.875% senior notes in August 2015 as well as $378.8 million of higher net borrowings of term loans under our 2015 Credit Agreement during the year ended December 31, 2015. These collective borrowings during the year ended December 31, 2015, as well as cash on hand, were used to fund the GWS Acquisition, which closed on September 1, 2015.

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

Summary of Contractual Obligations and Other Commitments

The following is a summary of our various contractual obligations and other commitments as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total gross long-term debt (1)	$2,576,889	$11	$139,123	$554,255	$1,883,500
Short-term borrowings (2)	1,254,669	1,254,669	—	—	—
Operating leases (3)	1,249,418	216,370	347,303	279,464	406,281
Defined benefit pension liability (4)	130,306	—	—	—	130,306
Total gross notes payable on real estate (non recourse) (5)	26,261	4,516	12,611	4,394	4,740
Deferred purchase consideration (6)	91,031	29,270	44,937	16,824	—

Total Contractual Obligations	$5,328,574	$1,504,836	$543,974	$854,937	$2,424,827

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Letters of credit (3)	$50,902	$50,902	$—	$—	$—
Guarantees (3) (7)	56,616	56,616	—	—	—
Co-investments (3) (8)	54,553	48,434	5,262	—	857
Tax liabilities (9)	38,773	34,890	3,883	—	—
Other (10)	80,582	80,582	—	—	—

Total Other Commitments	$281,426	$271,424	$9,145	$—	$857

(1)	Reflects gross outstanding long-term debt balances expected to be paid at maturity, excluding unamortized discount, premium and deferred financing costs. See Note 10 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments (dollars in thousands): 2017 – $105,347; 2018 to 2019 – $210,694; 2020 to 2021 – $189,385 and thereafter – $242,255.
(2)	Primarily represents our warehouse lines of credit, which are recourse only to our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) and are secured by our related warehouse receivables. See Note 10 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	See Note 11 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)	See Note 12 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. These obligations are related, either wholly or partially, to the future retirement of our employees and such retirement dates are not predictable. An undeterminable portion of this amount will be paid in years one through five.
(5)	Figures do not include scheduled interest payments. The notes have either fixed or variable interest rates, ranging from 3.13% to 6.04% at December 31, 2016.
(6)	Represents deferred obligations related to previous acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2016 set forth in Item 8 of this Annual Report.
(7)	Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events, including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(8)	Includes $31.6 million related to our Global Investment Management segment, $25.5 million of which is expected to be funded in 2017 and $23.0 million related to our Development Services segment (callable at any time).

(9)	As of December 31, 2016, our current and non-current tax liabilities, including interest and penalties, totaled $88.9 million. Of this amount, we can reasonably estimate that $34.9 million will require cash settlement in less than one year and $3.9 million will require cash settlement in one to three years. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $50.1 million.
(10)	Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets at December 31, 2016 set forth in Item 8 of this Annual Report. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.

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

Long-Term Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 28, 2013, CBRE Services, Inc. (CBRE Services), our wholly-owned subsidiary, entered into the 2013 Credit Agreement with a syndicate of banks led by Credit Suisse AG, or CS, as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, CBRE Services entered into the 2015 Credit Agreement with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the balance on our revolving credit facility under the 2013 Credit Agreement. On September 3, 2015, CBRE Services entered into an incremental assumption agreement with a syndicate of banks jointly led by Wells Fargo Securities, LLC and CS to establish new tranche B-1 and tranche B-2 term loan facilities under the 2015 Credit Agreement in an aggregate principal amount of $400.0 million. On March 21, 2016, CBRE Services executed an amendment to the 2015 Credit Agreement that, among other things, extended the maturity on the revolving credit facility to March 2021 and increased the borrowing capacity under the revolving credit facility by $200.0 million.

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

On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1.

On September 26, 2014, CBRE Services issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE Services issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15.

On March 14, 2013, CBRE Services issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15.

Our 2015 Credit Agreement and the indentures governing our 4.875% senior notes, 5.25% senior notes and 5.00% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. Our coverage ratio of EBITDA to total interest expense was 12.73x for the year ended December 31, 2016, and our leverage ratio of total debt less available cash to EBITDA was 1.18x as of December 31, 2016. We may from time to time, in our sole discretion, explore opportunities to refinance or reduce our outstanding debt under our 2015 Credit Agreement and under our 4.875% senior notes, 5.00% senior notes and 5.25% senior notes, including in the case of our senior notes, by purchasing, redeeming or retiring such senior notes through tender offers, in privately negotiated or open market transactions or otherwise.

On October 8, 2010, CBRE Services issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture. In connection with this early redemption, we incurred charges of $23.1 million, including a premium of $17.4 million and the write-off of $5.7 million of unamortized deferred financing costs. Such charges were included in the write-off of financing costs on extinguished debt for the year ended December 31, 2014 in the accompanying consolidated statements of operations set forth in Item 8 of this Annual Report.

For additional information on all of our long-term debt, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Short-Term Borrowings

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

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with the “Derivatives and Hedging” Topic of the FASB ASC (Topic 815). The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. As of December 31, 2016 and 2015, the fair values of such interest rate swap agreements were reflected as a $13.2 million liability and a $21.5 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

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

Exchange Rates

Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. See the discussion of international operations, which is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “International Operations” and is incorporated by reference herein.

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. We enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. See discussion of our interest rate swap agreements, which is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Indebtedness-Interest Rate Swap Agreements” and is incorporated by reference herein.

The estimated fair value of our senior term loans was approximately $751.4 million at December 31, 2016. Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $827.6 million, $607.0 million and $439.3 million, respectively, at December 31, 2016.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at December 31, 2016, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $3.5 million on pre-tax income and a decrease of $3.5 million in cash provided by operating activities for the year ended December 31, 2016.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CBRE Group, Inc.:

We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBRE Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, CBRE Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California

March 1, 2017

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$762,576	$540,403
Restricted cash	68,836	72,764
Receivables, less allowance for doubtful accounts of $39,469 and $46,606 at December 31, 2016 and 2015, respectively	2,605,602	2,471,740
Warehouse receivables	1,276,047	1,767,107
Income taxes receivable	45,626	59,331
Prepaid expenses	184,107	172,922
Other current assets	179,656	220,956

Total Current Assets	5,122,450	5,305,223
Property and equipment, net	560,756	529,823
Goodwill	2,981,392	3,085,997
Other intangible assets, net of accumulated amortization of $771,673 and $589,236 at December 31, 2016 and 2015, respectively	1,411,039	1,450,469
Investments in unconsolidated subsidiaries	232,238	217,943
Deferred tax assets, net	105,324	135,252
Other assets, net	366,388	293,236

Total Assets	$10,779,587	$11,017,943

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,446,438	$1,484,119
Compensation and employee benefits payable	772,922	705,070
Accrued bonus and profit sharing	890,321	866,894
Income taxes payable	58,351	82,194
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase)	1,254,653	1,750,781
Other	16	16

Total short-term borrowings	1,254,669	1,750,797
Current maturities of long-term debt	11	34,428
Other current liabilities	102,717	70,655

Total Current Liabilities	4,525,429	4,994,157
Long-term debt, net of current maturities	2,548,126	2,645,111
Deferred tax liabilities, net	70,719	100,361
Non-current tax liabilities	54,042	88,667
Other liabilities	524,026	430,577

Total Liabilities	7,722,342	8,258,873

Commitments and contingencies	—	—

Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 337,279,449 and 334,230,496 shares issued and outstanding at December 31, 2016 and 2015, respectively	3,373	3,342
Additional paid-in capital	1,145,226	1,106,758
Accumulated earnings	2,656,906	2,088,227
Accumulated other comprehensive loss	(791,018)	(485,675)

Total CBRE Group, Inc. Stockholders’ Equity	3,014,487	2,712,652
Non-controlling interests	42,758	46,418

Total Equity	3,057,245	2,759,070

Total Liabilities and Equity	$10,779,587	$11,017,943

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$13,071,589	$10,855,810	$9,049,918
Costs and expenses:
Cost of services	9,123,727	7,082,932	5,611,262
Operating, administrative and other	2,781,310	2,633,609	2,438,960
Depreciation and amortization	366,927	314,096	265,101

Total costs and expenses	12,271,964	10,030,637	8,315,323
Gain on disposition of real estate	15,862	10,771	57,659

Operating income	815,487	835,944	792,254
Equity income from unconsolidated subsidiaries	197,351	162,849	101,714
Other income (loss)	4,688	(3,809)	12,183
Interest income	8,051	6,311	6,233
Interest expense	144,851	118,880	112,035
Write-off of financing costs on extinguished debt	—	2,685	23,087

Income before provision for income taxes	880,726	879,730	777,262
Provision for income taxes	296,662	320,853	263,759

Net income	584,064	558,877	513,503
Less: Net income attributable to non-controllling interests	12,091	11,745	29,000

Net income attributable to CBRE Group, Inc.	$571,973	$547,132	$484,503

Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.71	$1.64	$1.47

Weighted average shares outstanding for basic income per share	335,414,831	332,616,301	330,620,206

Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.69	$1.63	$1.45

Weighted average shares outstanding for diluted income per share	338,424,563	336,414,856	334,171,509

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$584,064	$558,877	$513,503
Other comprehensive loss:
Foreign currency translation loss	(235,278)	(164,350)	(148,589)
Fees associated with termination of interest rate swaps, net of $2,244 income tax benefit for the year ended December 31, 2015	—	(3,908)	—
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of $4,443, $4,411 and $4,710 income tax expense for the years ended December 31, 2016, 2015 and 2014, respectively	6,839	7,680	7,279
Unrealized losses on interest rate swaps and interest rate caps, net of $929, $2,358 and $3,825 income tax benefit for the years ended December 31, 2016, 2015 and 2014, respectively	(1,431)	(4,107)	(5,927)
Unrealized holding gains (losses) on available for sale securities, net of $250 income tax expense, $405 and $614 income tax benefit for the years ended December 31, 2016, 2015 and 2014, respectively	384	(705)	(941)
Pension liability adjustments, net of $13,057 income tax benefit, $773 income tax expense and $7,589 income tax benefit for the years ended December 31, 2016, 2015 and 2014, respectively	(63,749)	3,741	(30,355)
Other, net of $3,705 income tax benefit for the year ended December 31, 2016	(12,091)	3	549

Total other comprehensive loss	(305,326)	(161,646)	(177,984)

Comprehensive income	278,738	397,231	335,519
Less: Comprehensive income attributable to non-controlling interests	12,108	11,754	28,913

Comprehensive income attributable to CBRE Group, Inc.	$266,630	$385,477	$306,606

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584,064	$558,877	$513,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,927	314,096	265,101
Amortization and write-off of financing costs on extinguished debt	10,935	12,311	13,155
Write-down of impaired assets	—	—	8,615
Gain on sale of loans, servicing rights and other assets	(201,362)	(140,828)	(95,636)
Net realized and unrealized (gains) losses from investments	(4,688)	3,809	(11,237)
Gain on disposition of real estate held for investment	(9,901)	(8,573)	(28,005)
Equity income from unconsolidated subsidiaries	(197,351)	(162,849)	(101,714)
Provision for doubtful accounts	4,711	10,211	8,165
Deferred income taxes	(9,642)	(14,935)	(28,469)
Compensation expense for equity awards	63,484	74,709	59,757
Incremental tax benefit from stock options exercised	—	(2,277)	(1,218)
Distribution of earnings from unconsolidated subsidiaries	29,031	36,630	27,903
Tenant concessions received	22,547	7,861	18,343
Purchase of trading securities	(87,765)	(85,707)	(71,021)
Proceeds from sale of trading securities	105,866	78,798	74,237
Proceeds from securities sold, not yet purchased	17,932	16,014	2,271
Securities purchased to cover short sales	(19,017)	(13,147)	(453)
Increase in receivables	(236,923)	(231,979)	(307,979)
Increase in prepaid expenses and other assets	(93,192)	(84,997)	(47,015)
(Increase) decrease in real estate held for sale and under development	(2,245)	(16,003)	47,276
Increase in accounts payable and accrued expenses	2,235	177,567	31,526
Increase in compensation and employee benefits payable and accrued bonus and profit sharing	132,947	115,805	344,987
(Increase) decrease in income taxes receivable/payable	(6,334)	43,085	(43,194)
(Decrease) increase in other liabilities	(3,231)	(15,543)	589
Other operating activities, net	(18,713)	(21,038)	(17,707)

Net cash provided by operating activities	450,315	651,897	661,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(191,205)	(139,464)	(171,242)
Acquisition of Global Workplace Solutions (GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(10,477)	(1,421,663)	—
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	(31,634)	(161,106)	(147,057)
Contributions to unconsolidated subsidiaries	(66,816)	(71,208)	(59,177)
Distributions from unconsolidated subsidiaries	213,446	187,577	104,267
Net proceeds from disposition of real estate held for investment	44,326	3,584	77,278
Additions to real estate held for investment	(3,203)	(2,053)	(10,961)
Proceeds from the sale of servicing rights and other assets	43,531	30,432	25,541
(Increase) decrease in restricted cash	(2,552)	(49,012)	30,889
Purchase of available for sale securities	(37,661)	(40,287)	(89,885)
Proceeds from the sale of available for sale securities	35,051	42,572	88,214
Other investing activities, net	(245)	1,669	577

Net cash used in investing activities	(7,439)	(1,618,959)	(151,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	900,000	—
Repayment of senior term loans	(136,250)	(657,488)	(39,650)
Proceeds from revolving credit facility	2,909,000	2,643,500	1,873,568
Repayment of revolving credit facility	(2,909,000)	(2,648,012)	(1,999,422)
Proceeds from issuance of 4.875% senior notes, net	—	595,440	—
Proceeds from issuance of 5.25% senior notes	—	—	426,875
Repayment of 6.625% senior notes	—	—	(350,000)
Proceeds from notes payable on real estate held for investment	7,274	—	5,022
Repayment of notes payable on real estate held for investment	(33,944)	(1,576)	(27,563)
Proceeds from notes payable on real estate held for sale and under development	17,727	20,879	8,274
Repayment of notes payable on real estate held for sale and under development	(4,102)	(1,186)	(80,218)
Shares and units repurchased for payment of taxes on equity awards	(27,426)	(24,523)	(16,685)
Proceeds from exercise of stock options	915	7,525	6,203
Incremental tax benefit from stock options exercised	—	2,277	1,218
Non-controlling interest contributions	2,272	5,909	2,938
Non-controlling interest distributions	(19,133)	(16,582)	(33,971)
Payment of financing costs	(5,618)	(30,664)	(5,947)
Other financing activities, net	(1,358)	(5,951)	(2,711)

Net cash (used in) provided by financing activities	(199,643)	789,548	(232,069)
Effect of currency exchange rate changes on cash and cash equivalents	(21,060)	(22,967)	(29,183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	222,173	(200,481)	248,972
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	540,403	740,884	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$762,576	$540,403	$740,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$125,800	$88,078	$118,749

Income taxes, net	$294,848	$285,730	$331,257

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
					Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	Accumulated earnings	Minimum pension liability	Foreign currency translation and other	Non-controlling interests	Total
Balance at December 31, 2013	331,927,166	$3,319	$981,997	$1,056,592	$(75,307)	$(70,816)	$40,221	$1,936,006
Net income	—	—	—	484,503	—	—	29,000	513,503
Pension liability adjustments, net of tax	—	—	—	—	(30,355)	—	—	(30,355)
Stock options exercised (including tax benefit)	458,505	5	7,416	—	—	—	—	7,421
Restricted stock awards vesting (including tax benefit)	887,975	9	6,785	—	—	—	—	6,794
Compensation expense for equity awards	—	—	59,757	—	—	—	—	59,757
Shares and units repurchased for payment of taxes on equity awards	(242,461)	(2)	(16,683)	—	—	—	—	(16,685)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	7,279	—	7,279
Unrealized losses on interest rate swaps and interest rate caps, net of tax	—	—	—	—	—	(5,927)	—	(5,927)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	(941)	—	(941)
Foreign currency translation loss	—	—	—	—	—	(148,502)	(87)	(148,589)
Cancellation of non-vested stock awards	(45,109)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	2,938	2,938
Distributions to non-controlling interests	—	—	—	—	—	—	(33,971)	(33,971)
Other	4,955	—	153	—	—	549	3,467	4,169

Balance at December 31, 2014	332,991,031	$3,330	$1,039,425	$1,541,095	$(105,662)	$(218,358)	$41,568	$2,301,398
Net income	—	—	—	547,132	—	—	11,745	558,877
Pension liability adjustments, net of tax	—	—	—	—	3,741	—	—	3,741
Stock options exercised (including tax benefit)	561,583	6	9,796	—	—	—	—	9,802
Restricted stock awards vesting (including tax benefit)	1,021,950	10	6,714	—	—	—	—	6,724
Compensation expense for equity awards	—	—	74,709	—	—	—	—	74,709
Shares and units repurchased for payment of taxes on equity awards	(332,799)	(3)	(24,520)	—	—	—	—	(24,523)
Fees associated with termination of interest rate swaps, net of tax (see Note 6)	—	—	—	—	—	(3,908)	—	(3,908)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	7,680	—	7,680
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	—	(4,107)	—	(4,107)
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	(705)	—	(705)
Foreign currency translation (loss) gain	—	—	—	—	—	(164,359)	9	(164,350)
Cancellation of non-vested stock awards	(13,338)	(1)	—	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	5,909	5,909
Distributions to non-controlling interests	—	—	—	—	—	—	(16,582)	(16,582)
Other	2,069	—	634	—	—	3	3,769	4,406

Balance at December 31, 2015	334,230,496	$3,342	$1,106,758	$2,088,227	$(101,921)	$(383,754)	$46,418	$2,759,070
Net income	—	—	—	571,973	—	—	12,091	584,064
Adoption of Accounting Standards Update 2016-09, net of tax (see Note 2)	—	—	4,975	(3,294)	—	—	—	1,681
Pension liability adjustments, net of tax	—	—	—	—	(63,749)	—	—	(63,749)
Stock options exercised	89,727	1	914	—	—	—	—	915
Restricted stock awards vesting	2,955,142	30	(30)	—	—	—	—	—
Compensation expense for equity awards	—	—	63,484	—	—	—	—	63,484
Units repurchased for payment of taxes on equity awards	—	—	(27,426)	—	—	—	—	(27,426)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	6,839	—	6,839
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	—	(1,431)	—	(1,431)
Unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	384	—	384
Foreign currency translation (loss) gain	—	—	—	—	—	(235,295)	17	(235,278)
Contributions from non-controlling interests	—	—	—	—	—	—	2,272	2,272
Distributions to non-controlling interests	—	—	—	—	—	—	(19,133)	(19,133)
Other	4,084	—	(3,449)	—	—	(12,091)	1,093	(14,447)

Balance at December 31, 2016	337,279,449	$3,373	$1,145,226	$2,656,906	$(165,670)	$(625,348)	$42,758	$3,057,245

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company”, “we”, “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2016 revenue, with leading full-service operations in major metropolitan areas throughout the world. We provide services in the office, retail, industrial, multifamily and hotel sectors of commercial real estate. As of December 31, 2016, we operated in approximately 450 offices worldwide with more than 75,000 employees, excluding independent affiliates, providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage brokerage, loan origination and servicing) real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries, which are comprised of variable interest entities in which we are the primary beneficiary and voting interest entities, in which we determined we have a controlling financial interest, under the “Consolidations” Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Topic 810). The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (VIEs)

We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. Our determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. In evaluating whether we are the primary beneficiary, we evaluate our direct and indirect economic interests in the entity. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment.

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of three months or less. Included in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 is cash and cash equivalents of $73.3 million and $70.2 million, respectively, from consolidated funds and other entities, which are not available for general corporate use. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see Note 16).

Restricted Cash

Included in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 is restricted cash of $68.8 million and $72.8 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the ordinary course of business.

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

Property and Equipment

Property and equipment, which includes leasehold improvements, is stated at cost, net of accumulated depreciation. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to 10 years. Leasehold improvements are amortized over the term of their associated leases, excluding options to renew, since such leases generally do not carry prohibitive penalties for non-renewal. We capitalize expenditures that significantly increase the life of our assets and expense the costs of maintenance and repairs.

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are considered to be impaired, the impairment is recognized in the period the changes occur and represents the amount by which the carrying value exceeds the fair value of the asset.

Certain costs related to the development or purchase of internal-use software are capitalized. Internal-use software costs that are incurred in the preliminary project stage are expensed as incurred. Significant direct consulting costs and certain payroll and related costs, which are incurred during the development stage of a project are generally capitalized and amortized over a three-year period (except for enterprise software development platforms, which range from three to seven years) when placed into production.

Goodwill and Other Intangible Assets

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc. (CBRE Services) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition), our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition), our acquisition of substantially all of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as the REIM Acquisitions), our acquisition of Norland Managed Services Ltd (Norland) in 2013 (the Norland Acquisition) and our acquisition of Johnson Controls, Inc. (JCI)’s Global Workplace Solutions (JCI-GWS) business in 2015. Other intangible assets that have indefinite estimated useful lives that are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, as well as a trade name separately identified as a result of the REIM Acquisitions. The remaining other intangible assets primarily include customer relationships, mortgage servicing rights, trademarks, management contracts and covenants not to compete, which are all being amortized over estimated useful lives ranging up to 20 years.

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

Deferred Financing Costs

Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to ten years. Debt issuance costs related to a recognized debt liability are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Accounting Standards Update (ASU) 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” permits classifying debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the arrangement. Total deferred financing costs, net of accumulated amortization, related to our revolving line of credit have been included in other assets in the accompanying consolidated balance sheets and were $22.2 million and $22.1 million as of December 31, 2016 and 2015, respectively.

On March 21, 2016, we executed an amendment to our amended and restated credit agreement which, among other things, extended the maturity on our revolving credit facility and increased the borrowing capacity

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under our revolving credit facility. In connection with this amendment, we incurred approximately $5.4 million of financing costs.

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

During 2014, we completed three financing transactions, which included the issuance in September and December of $300.0 million and $125.0 million, respectively, in aggregate principal amount of 5.25% senior notes due March 15, 2025 and the redemption in October 2014 of all of the then outstanding 6.625% senior notes (aggregate principal amount of $350.0 million). During the year ended December 31, 2014, in connection with these financing activities, we incurred approximately $4.7 million of financing costs. In addition, we expensed $5.7 million of previously-deferred financing costs as well as a $17.4 million early extinguishment premium, all of which were included in write-off of financing costs on extinguished debt in the accompanying consolidated statements of operations.

See Note 10 for additional information on activities associated with our debt.

Revenue Recognition

We record commission revenue on real estate sales generally upon close of escrow or transfer of title, except when future contingencies exist. Real estate commissions on leases are generally recorded in revenue when all obligations under the commission agreement are satisfied. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies including tenant occupancy, payment of a deposit or payment of a first month’s rent (or a combination thereof). A commission agreement may provide that we earn a portion of a lease commission upon the execution of the lease agreement by the tenant and landlord, with the remaining portion(s) of the lease commission earned at a later date, usually upon tenant occupancy or payment of rent. The existence of any significant future contingencies results in the delay of recognition of corresponding revenue until such contingencies are satisfied. For example, if we do not earn all or a portion of the lease commission until the tenant pays its first month’s rent, and the lease agreement provides the tenant with a free rent period, we delay revenue recognition until rent is paid by the tenant. As some of these conditions are outside of our control and are often not clearly defined, judgment must be exercised in determining when such required events have occurred in order to recognize revenue.

Property and facilities management revenues are generally based on measures consistent with the terms of the customer contracts. These contracts are negotiated utilizing a variety of terms covering various lengths of time. The fees are recognized when earned under the provisions of the related agreements. We also may earn revenue based on certain qualitative and quantitative performance measures. We recognize this revenue when the performance has been completed, the measure has been calculated and fees are deemed collectible.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time a loan closes and we have no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded in revenue as monthly principal and interest payments are collected from mortgagors. Other commissions, consulting fees and referral fees are recorded as revenue at the time the related services have been performed, unless future contingencies exist.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insignificant. However, estimating losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses may differ from our estimates.

Business Promotion and Advertising Costs

The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $65.8 million, $62.7 million and $55.6 million were included in operating, administrative and other expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive loss. In the accompanying consolidated balance sheets, accumulated other comprehensive loss consists of foreign currency translation adjustments, fees associated with the termination of interest rate swaps, unrealized losses on interest rate swaps, unrealized holding gains (losses) on available for sale securities and pension liability adjustments. Foreign currency translation adjustments exclude any income tax effect given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 13).

Marketable Securities

We account for investments in marketable debt and equity securities in accordance with the “Investments – Debt and Equity Securities” Topic of the FASB ASC (Topic 320). We determine the appropriate classification of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For investments classified as available for sale, we assess impairment at the individual security level. An investment is impaired if the fair value of the investment is less than its amortized cost basis. When an impairment exists, we assess whether such impairment is temporary or other-than-temporary. We review the volatility and intended holding period of our investments and also determine if we believe that there is a reasonable possibility that the value would be recovered over the intended holding period. Based on our review, we did not record any significant other-than-temporary impairment losses during the years ending December 31, 2016, 2015 and 2014.

Warehouse Receivables

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2016 and 2015, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

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

Our initial recording of MSRs at their fair value resulted in net gains, as the fair value of servicing contracts that result in MSR assets exceeded the fair value of servicing contracts that result in MSR liabilities. The net assets and net gains are presented in the accompanying consolidated financial statements. The amount of MSRs recognized during the years ended December 31, 2016 and 2015 was as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance, mortgage servicing rights	$244,723	$202,982
Mortgage servicing rights recognized	154,040	110,428
Mortgage servicing rights sold	(790)	(783)
Amortization expense	(73,273)	(59,608)
Other	(4,176)	(8,296)

Ending balance, mortgage servicing rights	$320,524	$244,723

Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rates and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2016, 2015 and 2014 in measuring fair value were as follows:

	Year Ended December 31,
	2016	2015	2014
Discount rate	10.16%	10.11%	10.38%
Conditional prepayment rate	9.66%	6.03%	6.14%

The estimated fair value of our mortgage servicing rights was $375.5 million and $301.2 million as of December 31, 2016 and 2015, respectively. Impairment is evaluated through a comparison of the carrying amount and fair value of the MSRs, and recognized with the establishment of a valuation allowance. We did not incur any impairment charges related to our MRSs during the years ended December 31, 2016, 2015 or 2014. No valuation allowance was created previously and we did not record a valuation allowance for MSRs in 2016 or 2015.

Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $104.2 million, $78.9 million and $65.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and prepayment fees/late fees/ancillary income earned from loans serviced for others of $7.2 million, $8.4 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Broker Draws

As part of our recruitment efforts relative to new U.S. brokers, we offer a transitional broker draw arrangement. Our broker draw arrangements generally last until such time as a broker’s pipeline of business is sufficient to allow him or her to earn sustainable commissions. This program is intended to provide the broker with a minimal amount of cash flow to allow adequate time for his or her training as well as time for him or her to develop business relationships. Similar to traditional salaries, the broker draws are paid irrespective of the actual revenues generated by the broker. Often these broker draws represent the only form of compensation received by the broker. Furthermore, it is not our general policy to pursue collection of unearned broker draws paid under this arrangement. As a result, we have concluded that broker draws are economically equivalent to salaries paid and accordingly charge them to compensation expense as incurred. The broker is also entitled to earn a commission on completed revenue transactions. This amount is calculated as the commission that would have been payable under our full commission program, less any amounts previously paid to the broker in the form of a draw.

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

In the third quarter of 2016, we elected to early adopt the provisions of ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. ASU 2016-09 permits companies to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We elected to change our accounting policy to recognize forfeitures when they occur and the impact of this change in accounting policy has been recorded as a $3.3 million cumulative effect adjustment to accumulated earnings as of January 1, 2016. Additionally, this ASU requires the recognition of excess tax benefits and deficiencies as income tax benefits or expenses in the income statement rather than to additional paid-in capital, which has been applied on a prospective basis to settlements of share-based payment awards occurring on or after January 1, 2016. ASU 2016-09 also requires that excess tax benefits be presented as operating activities on the statement of cash flows, which we have elected to apply on a prospective basis.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Self-Insurance

Our wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation insurance, general liability insurance and automotive insurance for our U.S. operations risk on a primary basis and we purchase excess coverage from unrelated insurance carriers. The captive insurance company also insures primary risk relating to professional indemnity claims globally. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. We are required to estimate the cost of these claims in our financial statements.

The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2016 and 2015, our reserves for claims under these insurance programs were $80.6 million and $73.8 million, respectively, of which $1.7 million and $1.9 million, respectively, represented our estimated current liabilities.

New Accounting Pronouncements

Recent Accounting Pronouncements Pending Adoption

The FASB has recently issued five ASUs related to revenue recognition (“new revenue recognition guidance”), all of which become effective for the company on January 1, 2018. The ASUs issued are: (1) in May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606);” (2) in March 2016, ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” (3) in April 2016, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (4) in May 2016, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients;” and (5) in December 2016, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance under GAAP. This ASU permits the use of either the retrospective or cumulative effect transition method. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. ASU 2016-12 clarifies guidance in certain narrow areas and adds some practical expedients. ASU 2016-20 also clarifies guidance in certain narrow areas and adds optional exemptions to certain disclosure requirements.

We plan to adopt the new revenue recognition guidance in the first quarter of 2018 and are evaluating the application of a transition method. We continue to evaluate the impact that adoption of these updates will have on our consolidated financial statements. Based on our initial assessment, the impact of the application of the new revenue recognition guidance will likely result in an acceleration of some revenues that are based, in part, on

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future contingent events. We are currently evaluating the impact of principal versus agent guidance in relation to third-party costs which are billed to clients in association with facilities management services and the impact, if any, on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize most leases on the balance sheet as liabilities, with corresponding right-of-use assets. For income statement recognition purposes, leases will be classified as either a finance or operating lease in a manner similar to the requirements under the current lease accounting literature, but without relying upon the bright-line tests. This ASU is effective for annual periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method for all entities. We plan to adopt ASU 2016-02 in the first quarter of 2019 and are currently evaluating the magnitude of its impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This ASU eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 should be applied prospectively upon its effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. This ASU is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2016, with early application permitted. We do not believe the application of ASU 2016-07 will have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for fiscal years beginning after

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2017, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016-15 will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. At this point in time, we do not believe the adoption of ASU 2016-16 will have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.” This ASU changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We do not believe the adoption of ASU 2016-17 will have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We do not believe the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements and related disclosures.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” This ASU amends a number of Topics in the FASB ASC. The ASU is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We do not believe the adoption of ASU 2016-19 will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU clarifies the definition of a business, affecting all companies and other reporting organizations that must determine whether they have acquired or sold a business. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We do not believe the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” This ASU incorporates into the FASB ASC recent Securities and Exchange Commission (SEC) guidance about disclosing, under SEC Staff Accounting Bulletin Topic 11.M, the effect on financial statements of adopting the revenue, leases and

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit losses standards. We are evaluating the effect that ASU 2017-03 will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2017-04 will have on our goodwill assessment process, but do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and related disclosures.

Reclassifications

Certain reclassifications have been made to the 2015 and 2014 financial statements to conform with the 2016 presentation.

3. Acquisition of Global Workplace Solutions (GWS)

On September 1, 2015, CBRE, Inc., our wholly-owned subsidiary, pursuant to a Stock and Asset Purchase Agreement with JCI, acquired JCI’s GWS business (we refer to as the GWS Acquisition). The acquired JCI-GWS business was a market-leading provider of integrated facilities management solutions for major occupiers of commercial real estate and had significant operations around the world. The purchase price was $1.475 billion, paid in cash, plus adjustments totaling $46.5 million for working capital and other items. We completed the GWS Acquisition in order to advance our strategy of delivering globally integrated services to major occupiers in our Americas, EMEA and Asia Pacific segments. We merged the acquired JCI-GWS business with our existing occupier outsourcing business line, and the new combined business adopted the “Global Workplace Solutions” name.

We financed the transaction with: (i) a new issuance in August 2015 of $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026; (ii) borrowings in September 2015 of $400.0 million in aggregate principal amount of new tranche B-1 and tranche B-2 term loan facilities under our amended and restated credit agreement dated January 9, 2015 (2015 Credit Agreement); (iii) borrowings under our existing revolving credit facility under our 2015 Credit Agreement; and (iv) cash on hand. See Note 10 for more information on the abovementioned debt instruments.

The purchase accounting for the GWS Acquisition, including assignment of goodwill to our reporting units, has been finalized. There were no significant adjustments to the purchase price allocation recorded during the year ended December 31, 2016. The excess purchase price over the estimated fair value of net assets acquired of $796 million has been recorded to goodwill, with $406 million assigned to our Americas segment, $378 million assigned to our EMEA segment and $12 million assigned to our Asia Pacific segment. The goodwill arising from the GWS Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from JCI with our business. Of the $796 million of goodwill recorded in connection with the GWS Acquisition, approximately $445 million is deductible for tax purposes.

The accompanying consolidated statement of operations for the year ended December 31, 2015 includes revenue, operating income and net income of $982.0 million, $27.7 million and $18.8 million, respectively, attributable to the GWS Acquisition. This does not include direct transaction and integration costs of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$48.9 million and amortization expense related to intangible assets acquired of $24.2 million, all of which were incurred during the year ended December 31, 2015 in connection with the GWS Acquisition.

Unaudited pro forma results, assuming the GWS Acquisition had occurred as of January 1, 2014 for purposes of the 2015 and 2014 pro forma disclosures, are presented below. They include certain adjustments for the year ended December 31, 2015, including $47.5 million of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $22.4 million of additional interest expense as a result of debt incurred to finance the GWS Acquisition, the removal of $48.9 million of direct costs incurred by us related to the GWS Acquisition, and the tax impact for the year ended December 31, 2015 of these pro forma adjustments. They also include certain adjustments for the year ended December 31, 2014, including $71.7 million of increased amortization expense as a result of intangible assets acquired in the GWS Acquisition, $38.1 million of additional interest expense as a result of debt incurred to finance the GWS Acquisition, and the tax impact for the year ended December 31, 2014 of these pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the GWS Acquisition occurred on January 1, 2014 and may not be indicative of future operating results (dollars in thousands, except share data):

	2015	2014
Revenue	$12,972,810	$12,492,918
Operating income	$902,612	$734,571
Net income attributable to CBRE Group, Inc.	$581,807	$422,676
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.75	$1.28
Weighted average shares outstanding for basic income per share	332,616,301	330,620,206
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.73	$1.26
Weighted average shares outstanding for diluted income per share	336,414,856	334,171,509

4. Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of December 31, 2016 and 2015, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	December 31,
	2016	2015
Investments in unconsolidated subsidiaries	$31,041	$21,457
Other current assets	3,314	3,723
Co-investment commitments	168	180

Maximum exposure to loss	$34,523	$25,360

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Fair Value Measurements

The “Fair Value Measurements and Disclosures” topic (Topic 820) of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

There were no significant transfers in or out of Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 (dollars in thousands):

	As of December 31, 2016
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$8,485	$—	$—	$8,485
Debt securities issued by U.S. federal agencies	—	5,046	—	5,046
Corporate debt securities	—	17,094	—	17,094
Asset-backed securities	—	2,695	—	2,695
Collateralized mortgage obligations	—	1,010	—	1,010

Total debt securities	8,485	25,845	—	34,330
Equity securities	22,744	—	—	22,744

Total available for sale securities	31,229	25,845	—	57,074
Trading securities	52,629	—	—	52,629
Warehouse receivables	—	1,276,047	—	1,276,047
Foreign currency exchange forward contracts	—	1,471	—	1,471

Total assets at fair value	$83,858	$1,303,363	$—	$1,387,221

Liabilities
Interest rate swaps	$—	$13,162	$—	$13,162
Securities sold, not yet purchased	3,591	—	—	3,591

Total liabilities at fair value	$3,591	$13,162	$—	$16,753

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

The fair values of the warehouse receivables are calculated based on already locked in security buy prices. At December 31, 2016 and 2015, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 2). These assets are classified as Level 2 in the fair value hierarchy as all inputs are readily observable.

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

The valuation of our loan commitments is determined using discounted cash flow analysis on the expected cash flows of each derivative. The primary source of value of each written loan commitment is future servicing rights. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans (see Note 2). As such,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our loan commitments are classified in Level 3 in the fair value hierarchy. The following table provides additional information about fair value measurements for these Level 3 assets for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$1,680	$2,372
Net gains included in earnings	31,400	21,709
Settlements	(33,080)	(22,401)

Ending balance	$—	$1,680

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

There were no significant non-recurring fair value measurements recorded during the years ended December 31, 2016 and 2015. The following non-recurring fair value measurements were recorded for the year ended December 31, 2014 (dollars in thousands):

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Our financial instruments are as follows:

•

Cash and Cash Equivalents and Restricted Cash – These balances include cash and cash equivalents as well as restricted cash with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

•	Receivables, less Allowance for Doubtful Accounts – Due to their short-term nature, fair value approximates carrying value.

•	Warehouse Receivables – These balances are carried at fair value based on market prices at the balance sheet date.

•	Trading and Available for Sale Securities – These investments are carried at their fair value.

•

Foreign Currency Exchange Forward Contracts – These assets and liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Securities Sold, not yet Purchased – These liabilities are carried at their fair value.

•

Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 10).

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $751.4 million and $878.6 million at December 31, 2016 and 2015, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $744.3 million and $877.9 million at December 31, 2016 and 2015, respectively (see Note 10).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (see Note 6).

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $827.6 million, $607.0 million and $439.3 million, respectively, at December 31, 2016 and $802.6 million, $598.8 million and $430.4 million, respectively, at December 31, 2015. The actual carrying value of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $790.4 million, $591.2 million and $422.2 million, respectively, at December 31, 2016 and $789.1 million, $590.5 million and $422.0 million, respectively, at December 31, 2015 (see Note 10).

•

Notes Payable on Real Estate: As of December 31, 2016 and 2015, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $26.0 million and $38.3 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

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

In July 2015, we entered into three interest rate swap agreements with an aggregate notional amount of $300.0 million, all with effective dates in August 2015, and designated them as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” We structured these swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates prior to us issuing the 4.875% senior notes (see Note 10). In August 2015, we elected to terminate these agreements and paid a $6.2 million cash settlement, which was recorded to accumulated other comprehensive loss in the accompanying consolidated balance sheets and is being amortized to interest expense throughout the remaining term of the terminated hedge transaction until August 2025. There was no hedge ineffectiveness for the years ended December 31, 2016 and 2015. We reclassified $0.6 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $0.6 million will be reclassified from accumulated other comprehensive loss to interest expense.

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with FASB ASC Topic 815. The purpose of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no significant hedge ineffectiveness for the years ended December 31, 2016, 2015 and 2014. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We reclassified $10.7 million, $11.9 million and $12.0 million for the years ended December 31, 2016, 2015, and 2014, respectively, from accumulated other comprehensive loss to interest expense. During the next twelve months, we estimate that $7.8 million will be reclassified from accumulated other comprehensive loss to interest expense. In addition, we recorded net losses of $2.4 million, $6.5 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, to other comprehensive loss in relation to such interest rate swap agreements. As of December 31, 2016 and 2015, the fair values of such interest rate swap agreements were reflected as a $13.2 million liability and a $21.5 million liability, respectively, and were included in other liabilities in the accompanying consolidated balance sheets.

Additionally, our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is U.S. dollars. We enter into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar. In March 2014, we began a foreign currency exchange forward hedging program (which expired in December 2016) by entering into foreign currency exchange forward contracts, including agreements to buy U.S. dollars and sell Australian dollars, British pound sterling, Canadian dollars, euros and Japanese yen. The purpose of these forward contracts was to attempt to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of our foreign currency denominated EBITDA. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts were recorded directly in earnings. Included in the consolidated statement of operations were net gains of $7.7 million, $24.2 million and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, resulting from net gains on foreign currency exchange forward contracts. As of December 31, 2016, we had no foreign currency exchange forward contracts outstanding as the program has expired. As of December 31, 2015, the fair value of forward contracts with six counterparties aggregated to an $8.9 million asset position, which was included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2015, the fair value of forward contracts with two counterparties aggregated to a $1.1 million liability position, which was included in other current liabilities in the accompanying consolidated balance sheets.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2016	2015
Computer hardware and software	3-10 years	$683,738	$583,963
Leasehold improvements	1-15 years	342,940	312,448
Furniture and equipment	1-10 years	247,768	237,734
Equipment under capital leases	3-5 years	10,755	10,643

Total cost		1,285,201	1,144,788
Accumulated depreciation and amortization		(724,445)	(614,965)

Property and equipment, net		$560,756	$529,823

Depreciation and amortization expense associated with property and equipment was $151.2 million, $137.2 million and $122.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2014, we recorded an impairment loss related to property and equipment of $8.6 million (see Note 5 for additional information). We did not recognize any significant impairment losses related to property and equipment in 2016 and 2015.

8. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Americas	EMEA	Asia Pacific	Global Investment Management	Development Services	Total
Balance as of December 31, 2014
Goodwill	$1,828,135	$836,054	$151,682	$499,793	$86,663	$3,402,327
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	1,029,845	697,423	151,682	454,871	—	2,333,821
Purchase accounting entries related to acquisitions	434,452	408,491	16,733	—	—	859,676
Foreign exchange movement	(2,511)	(72,395)	(12,540)	(20,054)	—	(107,500)

Balance as of December 31, 2015
Goodwill	2,260,076	1,172,150	155,875	479,739	86,663	4,154,503
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	1,461,786	1,033,519	155,875	434,817	—	3,085,997
Purchase accounting entries related to acquisitions	42,080	36,929	(3,922)	350	—	75,437
Foreign exchange movement	773	(161,784)	(1,247)	(17,784)	—	(180,042)

Balance as of December 31, 2016
Goodwill	2,302,929	1,047,295	150,706	462,305	86,663	4,049,898
Accumulated impairment losses	(798,290)	(138,631)	—	(44,922)	(86,663)	(1,068,506)

	$1,504,639	$908,664	$150,706	$417,383	$—	$2,981,392

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2016, we acquired our independent affiliate in Norway, a London-based retail property advisor specializing in the luxury goods retail sector and a leading provider of retail project management, shopping center development and tenant coordination services in the U.S. During 2015, we completed eight in-fill acquisitions, including a Seattle-based leader in capital markets services for affordable housing, a Texas-based commercial real estate firm specializing in retail services, an energy management specialist based in Brookfield, Wisconsin, a Chicago-based location data analytics firm, one of the leading retail real estate services firms in the Midwestern U.S., an advisory, consulting and research firm specializing in the Canadian hospitality and tourism industries and our former independent affiliate companies in Columbia, South Carolina, and Memphis, Tennessee.

Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2016, 2015 and 2014 assessments as of October 1. When we performed our required annual goodwill impairment review as of October 1, 2016, 2015 and 2014, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.

Other intangible assets totaled $1.4 billion and $1.5 billion, net of accumulated amortization of $771.7 million and $589.2 million, as of December 31, 2016 and 2015, respectively, and are comprised of the following (dollars in thousands):

	December 31,
	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets
Management contracts	$101,355		$103,143
Trademarks	56,800		56,800
Trade names	18,100		20,400

	$176,255		$180,343

Amortizable intangible assets
Customer relationships	$761,290	$(270,447)	$746,814	$(195,056)
Mortgage servicing rights	501,087	(180,563)	377,995	(133,272)
Trademarks/Trade name	306,559	(46,837)	320,306	(38,581)
Management contracts	177,014	(99,733)	180,099	(87,687)
Covenant not to compete	73,750	(32,777)	73,750	(8,194)
Backlog and incentive fees	48,445	(48,445)	49,667	(49,667)
Other	138,312	(92,871)	110,731	(76,779)

	$2,006,457	$(771,673)	$1,859,362	$(589,236)

Total intangible assets	$2,182,712	$(771,673)	$2,039,705	$(589,236)

Unamortizable intangible assets include management contracts identified as a result of the REIM Acquisitions relating to relationships with open-end funds, a trademark separately identified as a result of the 2001 Acquisition and a trade name separately identified in connection with the REIM Acquisitions, which represents the Clarion Partners trade name in the U.S. These intangible assets have indefinite useful lives and accordingly are not being amortized.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer relationships relate to existing relationships mainly in the brokerage, occupier outsourcing and property management lines of business that were primarily identified in the Trammell Crow Company Acquisition, the Norland Acquisition and the GWS Acquisition. These intangible assets are being amortized over useful lives of up to 20 years.

Mortgage servicing rights represent the carrying value of servicing assets in our mortgage brokerage line of business in the U.S. The mortgage servicing rights are being amortized over the estimated period that net servicing income is expected to be received, which is typically up to ten years.

In connection with the GWS Acquisition, trademarks of approximately $280 million were separately identified and are being amortized over 20 years. A trade name of approximately $35 million was separately identified as a result of the Norland Acquisition and was fully amortized as of December 31, 2015.

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

Other amortizable intangible assets mainly represent transition costs and are being amortized over useful lives of up to 20 years.

Amortization expense related to intangible assets was $211.7 million, $175.3 million and $138.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated annual amortization expense for each of the years ending December 31, 2017 through December 31, 2021 approximates $206.7 million, $186.0 million, $132.9 million, $111.8 million and $97.4 million, respectively.

9. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 5.0% in our Global Investment Management segment, up to 10.0% in our Development Services segment, and up to 50.0% in our other business segments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined condensed financial information for the entities actually accounted for using the equity method is as follows (dollars in thousands):

Condensed Balance Sheets Information:

	December 31,
	2016	2015
Global Investment Management:
Current assets	$1,787,277	$922,015
Non-current assets	13,711,080	7,362,818

Total assets	$15,498,357	$8,284,833

Current liabilities	$1,237,589	$239,077
Non-current liabilities	4,402,376	3,540,059

Total liabilities	$5,639,965	$3,779,136

Development Services:
Real estate	$2,629,606	$2,184,509
Other assets	209,997	173,808

Total assets	$2,839,603	$2,358,317

Notes payable on real estate	$1,046,440	$809,163
Other liabilities	275,150	266,735

Total liabilities	$1,321,590	$1,075,898

Other:
Current assets	$69,466	$58,160
Non-current assets	38,318	24,730

Total assets	$107,784	$82,890

Current liabilities	$46,623	$39,940
Non-current liabilities	1,668	3,350

Total liabilities	$48,291	$43,290

Non-controlling interests	$31,265	$1,238

Total:
Assets	$18,445,744	$10,726,040
Liabilities	$7,009,846	$4,898,324
Non-controlling interests	$31,265	$1,238

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations Information:

	Year Ended December 31,
	2016	2015	2014
Global Investment Management:
Revenue	$1,184,573	$585,495	$894,725
Operating income (loss)	$209,230	$(414,538)	$(307,133)
Net income (loss)	$122,560	$(481,405)	$(320,206)

Development Services:
Revenue	$85,594	$62,191	$39,753
Operating income	$292,141	$251,557	$63,181
Net income	$269,841	$240,034	$54,468

Other:
Revenue	$156,035	$169,078	$165,196
Operating income	$26,500	$30,566	$31,085
Net income	$26,350	$31,050	$31,532

Total:
Revenue	$1,426,202	$816,764	$1,099,674
Operating income (loss)	$527,871	$(132,415)	$(212,867)
Net income (loss)	$418,751	$(210,321)	$(234,206)

During the year ended December 31, 2014, we recorded non-cash write-downs of investments of $3.6 million within our Global Investment Management segment (see Note 5), all of which were included in equity income from unconsolidated subsidiaries in the accompanying consolidated statements of operations.

Our Global Investment Management segment invests our own capital in certain real estate investments with clients. We have provided investment management, property management, brokerage and other professional services in connection with these real estate investments on an arm’s length basis and earned revenues from these unconsolidated subsidiaries of $86.8 million, $98.1 million and $140.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt and Short-Term Borrowings

Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2016	2015
Long-Term Debt:
Senior term loans, with interest ranging from 1.39% to 2.22%, due from 2016 through 2022	$751,875	$888,125
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	595,912	595,568
5.25% senior notes due in 2025, net of unamortized premium	426,500	426,682
Other	14	63

Total long-term debt	2,574,301	2,710,438
Less: current maturities of long-term debt	(11)	(34,428)
Less: unamortized debt issuance costs	(26,164)	(30,899)

Total long-term debt, net of current maturities	$2,548,126	$2,645,111

Short-Term Borrowings:
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.60%, and a maturity date of May 25, 2017	$318,555	$632,950
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.35% with LIBOR floor of 0.35%, and no maturity date	311,160	21,750
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.45%, and a maturity date of October 23, 2017	275,945	241,834
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.45% to 1.55%, and a maturity date of July 27, 2017	191,193	424,789
Warehouse line of credit, with interest at daily one-month LIBOR plus 1.35%, and a maturity date of June 30, 2017	154,032	417,521
Warehouse line of credit, with interest at daily one-month LIBOR plus 2.75%, and a maturity date of October 23, 2017	3,768	11,937

Total warehouse lines of credit	1,254,653	1,750,781
Other	16	16

Total short-term borrowings	$1,254,669	$1,750,797

Future annual aggregate maturities of total consolidated gross debt (excluding unamortized discount, premium and deferred financing costs) at December 31, 2016 are as follows (dollars in thousands): 2017—$1,254,680; 2018—$0; 2019—$139,123; 2020—$525,005; 2021—$29,250 and $1,883,500 thereafter.

Long-Term Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 28, 2013, CBRE Services, our wholly-owned subsidiary, entered into a credit agreement (2013 Credit Agreement) with a syndicate of banks led by Credit Suisse AG (CS) as administrative and collateral agent, to completely refinance a previous credit agreement. On January 9, 2015, CBRE Services entered into an amended and restated credit agreement (2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and CS. In January 2015, we used the proceeds from

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the tranche A term loan facility under the 2015 Credit Agreement and from the December 2014 issuance of $125.0 million of 5.25% senior notes due 2025, along with cash on hand, to pay off the prior tranche A and tranche B term loans and the balance on our revolving credit facility under the 2013 Credit Agreement. On September 3, 2015, CBRE Services entered into an incremental assumption agreement with a syndicate of banks jointly led by Wells Fargo Securities, LLC and CS to establish new tranche B-1 and tranche B-2 term loan facilities under the 2015 Credit Agreement in an aggregate principal amount of $400.0 million. On March 21, 2016, CBRE Services executed an amendment to the 2015 Credit Agreement that, among other things, extended the maturity on the revolving credit facility to March 2021 and increased the borrowing capacity under the revolving credit facility by $200.0 million.

The 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of December 31, 2016, the 2015 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

Borrowings under the term loan facilities under the 2015 Credit Agreement as of December 31, 2016 bear interest, based at our option, on the following: for the tranche A term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); for the tranche B-1 term loan facility, on either (1) the applicable fixed rate plus 0.95% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement); and for the tranche B-2 term loan facility, on either (1) the applicable fixed rate plus 1.40% to 1.70% or (2) the daily rate plus 0.40% to 0.70%, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). On November 1, 2016, we prepaid a total of $101.9 million of the 2017 and 2018 required amortization on our senior term loans under our 2015 Credit Agreement, which included $59.4 million for the tranche A term loan facility, $28.7 million for the tranche B-1 term loan facility and $13.8 million for the tranche B-2 term loan facility. As of December 31, 2016, we had $744.3 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2015 Credit Agreement (consisting of $404.6 million of tranche A term loan facility, $229.4 million of tranche B-1 term loan facility and $110.3 million of tranche B-2 term loan facility), which was included in the accompanying consolidated balance sheets. As of December 31, 2015, we had $877.9 million of term loan borrowings outstanding, net of unamortized debt issuance costs, under the 2015 Credit Agreement (consisting of $484.0 million of tranche A term loan facility, $265.9 million of tranche B-1 term loan facility and $128.0 million of tranche B-2 term loan facility), which are also included in the accompanying consolidated balance sheets.

On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1, with the first interest payment made on March 1, 2016. The 4.875% senior notes are redeemable at our option, in whole or in part, prior to December 1, 2025 at a redemption price equal to the

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

greater of (1) 100% of the principal amount of the 4.875% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 1, 2025 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture governing these notes). In addition, at any time on or after December 1, 2025, the 4.875% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 4.875% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 4.875% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $591.2 million and $590.5 million at December 31, 2016 and 2015, respectively.

On September 26, 2014, CBRE Services issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025. On December 12, 2014, CBRE Services issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made on March 15, 2015. The 5.25% senior notes are redeemable at our option, in whole or in part, prior to December 15, 2024 at a redemption price equal to the greater of (1) 100% of the principal amount of the 5.25% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 15, 2024 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indentures governing these notes). In addition, at any time on or after December 15, 2024, the 5.25% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.25% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 5.25% senior notes, net of unamortized premium and unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $422.2 million and $422.0 million at December 31, 2016 and 2015, respectively.

On March 14, 2013, CBRE Services issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guarantees our 2015 Credit Agreement. Interest accrues at a rate of 5.00% per year and is payable semi-annually in arrears on March 15 and September 15, with the first interest payment made on September 15, 2013. The 5.00% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2018 at a redemption price of 102.5% of the principal amount on that date and at declining prices thereafter. At any time prior to March 15, 2016, we could have redeemed up to 35.0% of the original principal amount of the 5.00% senior notes using the net cash proceeds from certain public offerings, which we did not elect to do. In addition, at any time prior to March 15, 2018, the 5.00% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest, if any, to the date of redemption, and an applicable premium (as defined in the indenture governing these notes), which is based on the excess of the present value of the March 15, 2018 redemption price plus all remaining interest payments through March 15, 2018, over the principal amount of the 5.00% senior notes on such redemption date. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 5.00% senior notes at a redemption price of 101.0% of the principal amount, plus accrued and unpaid interest, if any. The amount of the 5.00% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $790.4 million and $789.1 million at December 31, 2016 and 2015, respectively.

Our 2015 Credit Agreement and the indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. On this basis, our coverage ratio of EBITDA to total interest expense was 12.73x for the year ended December 31, 2016, and our leverage ratio of total debt less available cash to EBITDA was 1.18x as of December 31, 2016.

On October 8, 2010, CBRE Services issued $350.0 million in aggregate principal amount of 6.625% senior notes due October 15, 2020. We redeemed these notes in full on October 27, 2014 in accordance with the provisions of the notes and associated indenture.

Short-Term Borrowings

We had short-term borrowings of $1.3 billion and $1.8 billion as of December 31, 2016 and 2015, respectively, with related weighted average interest rates of 2.1% and 1.9%, respectively, which are included in the accompanying consolidated balance sheets.

Revolving Credit Facility

The revolving credit facility under the 2015 Credit Agreement allows for borrowings outside of the U.S., with a $75.0 million sub-facility available to one of our Canadian subsidiaries, a $100.0 million sub-facility available to one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Additionally, outstanding borrowings under these sub-facilities may be up to 5.0% higher as allowed under the currency fluctuation provision in the 2015 Credit Agreement. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.85% to 1.00% or (2) the daily rate, in each case as determined by reference to our Credit Rating (as defined in the 2015 Credit Agreement). The 2015 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused) and as of both December 31, 2016 and 2015, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.

Warehouse Lines of Credit

Our wholly-owned subsidiary, CBRE Capital Markets, has the following warehouse lines of credit: credit agreements with JP Morgan Chase Bank, N.A. (JP Morgan), Bank of America (BofA), TD Bank, N.A.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TD Bank), and Capital One, N.A. (Capital One), for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. These warehouse lines are recourse only to CBRE Capital Markets and are secured by our related warehouse receivables.

On November 15, 2005, CBRE Capital Markets entered into a secured credit agreement with JP Morgan to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2016 provides for a $1.0 billion line of credit and bears interest at the daily one-month LIBOR plus 1.45%. A portion of the line of credit totaling $300.0 million matured on February 28, 2017. The remainder, or $700.0 million, has a maturity date of October 23, 2017.

On April 16, 2008, CBRE Capital Markets entered into a secured credit agreement with BofA to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2016 provides for a $500.0 million line of credit and bears interest at the daily one-month LIBOR plus 1.60%. A portion of the line of credit totaling $300.0 million matured on January 30, 2017. The remainder, or $200.0 million, has a maturity date of May 25, 2017.

In August 2009, CBRE Capital Markets entered into a funding arrangement with Fannie Mae under its Multifamily As Soon As Pooled Plus Agreement and its Multifamily As Soon As Pooled Sale Agreement (ASAP) Program. Under the ASAP Program, CBRE Capital Markets may elect, on a transaction by transaction basis, to sell a percentage of certain closed multifamily loans to Fannie Mae on an expedited basis. After all contingencies are satisfied, the ASAP Program requires that CBRE Capital Markets repurchase the interest in the multifamily loan previously sold to Fannie Mae followed by either a full delivery back to Fannie Mae via whole loan execution or a securitization into a mortgage backed security. Under this agreement, as of December 31, 2016, the maximum outstanding balance under the ASAP Program cannot exceed $650.0 million and, between the sale date to Fannie Mae and the repurchase date by CBRE Capital Markets, the outstanding balance bears interest and is payable to Fannie Mae at the daily one-month LIBOR plus 1.35% with a LIBOR floor of 0.35%. A portion of the arrangement totaling $200.0 million expired on January 17, 2017. The rest of the arrangement remains in place but is cancelable at any time by Fannie Mae with notice.

On December 21, 2010, CBRE Capital Markets entered into a secured credit agreement with TD Bank to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2016 provides for a $775.0 million line of credit and bears interest at the daily one-month LIBOR plus 1.35%. A portion of the line of credit totaling $375.0 million matured on February 28, 2017. The remainder, or $400.0 million, has a maturity date of June 30, 2017.

On July 30, 2012, CBRE Capital Markets entered into a secured credit agreement with Capital One to establish a warehouse line of credit. This agreement has been amended several times and as of December 31, 2016 provides for a $450.0 million line of credit and bears interest at the daily one-month LIBOR plus 1.45%. A portion of the line of credit totaling $250.0 million matured on January 23, 2017. The remainder, or $200.0 million, has a maturity date of July 27, 2017.

On March 17, 2014, CBRE Capital Markets’ wholly-owned subsidiary, CBRE Business Lending, Inc., entered into a secured credit agreement with JP Morgan to establish a line of credit. This agreement has been amended several times and as of December 31, 2016 provides for a $25.0 million secured revolving line of credit, bears interest at daily one-month LIBOR plus 2.75% and has a maturity date of October 23, 2017.

During the year ended December 31, 2016, we had a maximum of $2.6 billion of warehouse lines of credit principal outstanding. As of December 31, 2016 and 2015, we had $1.3 billion and $1.8 billion, respectively, of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Non-cash activity totaling $496.1 million decreased the warehouse lines of credit, and $1.2 billion and $126.6 million increased the warehouse lines of credit during the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, we had $1.3 billion and $1.8 billion of mortgage loans held for sale (warehouse receivables) as of December 31, 2016 and 2015, respectively, included in the accompanying consolidated balance sheets, which substantially represented mortgage loans funded through the lines of credit that were either under commitment to be purchased by Federal Home Loan Mortgage Corporation (Freddie Mac) or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Government National Mortgage Association (Ginnie Mae) mortgage backed securities that will be secured by the underlying loans. Non-cash activity totaling $494.0 million decreased the warehouse receivables, and $1.3 billion and $128.7 million increased the warehouse receivables during the years ended December 31, 2016, 2015 and 2014, respectively.

Other

On March 2, 2007, we entered into a $50.0 million credit note with Wells Fargo Bank for the purpose of purchasing eligible investments, which include cash equivalents, agency securities, A1/P1 commercial paper and eligible money market funds. The proceeds of this note are not made generally available to us, but instead are deposited in an investment account maintained by Wells Fargo Bank and used and applied solely to purchase eligible investment securities. This agreement has been amended several times and as of December 31, 2016 provides for a $5.0 million revolving credit note, bears interest at 0.25% per year and has a maturity date of April 30, 2017. As of December 31, 2016 and 2015, there were no amounts outstanding under this note.

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

Our leases generally relate to office space that we occupy, have varying terms and expire at various dates through 2030. The following is a schedule by year of future minimum lease payments for noncancellable operating leases as of December 31, 2016 (dollars in thousands):

2017	$216,370
2018	183,072
2019	164,231
2020	145,820
2021	133,644
Thereafter	406,281

Total minimum payment required	$1,249,418

Total minimum payments for noncancellable operating leases were not reduced by the minimum sublease rental income of $9.3 million due in the future under noncancellable subleases.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all leases require us to pay maintenance costs, insurance and property taxes. The composition of total rental expense under noncancellable operating leases consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Minimum rentals	$252,285	$236,965	$226,787
Less sublease rentals	(4,322)	(4,673)	(2,636)

	$247,963	$232,292	$224,151

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s DUS Program to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $16.6 billion at December 31, 2016. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2016 and 2015, CBRE MCI had a $45.0 million and a $35.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $28.2 million and $21.8 million, respectively, of loan loss accruals. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $798.8 million (including $588.5 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2016.

We had outstanding letters of credit totaling $50.9 million as of December 31, 2016, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. CBRE MCI’s letter of credit totaling $45.0 million as of December 31, 2016 referred to in the preceding paragraph represented the majority of the $50.9 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through November 2017.

We had guarantees totaling $56.6 million as of December 31, 2016, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $56.6 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of December 31, 2016, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of December 31, 2016, we had aggregate commitments of $31.6 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2016, we had committed to fund $23.0 million of additional capital to these unconsolidated subsidiaries.

12. Employee Benefit Plans

Stock Incentive Plans

Second Amended and Restated 2004 Stock Incentive Plan. Our 2004 stock incentive plan was adopted by our board of directors and approved by our stockholders on April 21, 2004, and was amended several times subsequently. The 2004 stock incentive plan authorized the grant of stock-based awards to our employees, directors or independent contractors. However, our 2004 stock incentive plan was terminated in May 2012 in connection with the adoption of our 2012 equity incentive plan, which is described below. At termination, all unissued shares from the 2004 stock incentive plan were allocated to the 2012 equity incentive plan for potential future issuance. Since our 2004 stock incentive plan has been terminated, no new awards may be granted under it. However, as of December 31, 2016, outstanding stock options granted under the 2004 stock incentive plan to acquire 26,076 shares of our Class A common stock remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Shares underlying awards that expire, terminate or lapse under the 2004 stock incentive plan will become available for grant under the 2012 equity incentive plan.

2012 Equity Incentive Plan. Our 2012 equity incentive plan was adopted by our board of directors and approved by our stockholders on May 8, 2012. The 2012 equity incentive plan authorizes the grant of stock-based awards to our employees, directors or independent contractors. Unless terminated earlier, the 2012 equity incentive plan will terminate on February 13, 2022. A total of 16,000,000 shares of our Class A common stock plus 2,205,887 unissued shares that remained under the 2004 stock incentive plan were reserved for issuance under the 2012 equity incentive plan. Additionally, shares underlying awards that expire, terminate or lapse under the 2012 equity incentive plan or under the 2004 stock incentive plan will become available for issuance under the 2012 equity incentive plan. No person is eligible to be granted performance-based awards in the aggregate covering more than 3,300,000 shares during any fiscal year or cash awards in excess of $5.0 million for any fiscal year. The number of shares issued or reserved pursuant to the 2012 equity incentive plan, or pursuant to outstanding awards, is subject to adjustment on account of a stock split of our outstanding shares, stock dividend, dividend payable in a form other than shares in an amount that has a material effect on the price of the shares, consolidation, combination or reclassification of the shares, recapitalization, spin-off, or other similar occurrence. Stock options and stock appreciation rights granted under the 2012 equity incentive plan are subject to a maximum term of ten years from the date of grant. Restricted share and restricted stock unit (RSU) awards that have only time-based service vesting conditions are generally subject to a minimum three year vesting schedule. Restricted share and RSU awards that have performance-based vesting conditions are generally subject to a minimum one year vesting schedule. As of December 31, 2016, assuming the maximum number of shares under our performance-based awards will later be issued, 10,232,486 shares remained available for future grants under this plan.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

As of December 31, 2016, no shares were subject to options issued under our 2012 equity incentive plan. No options were granted during the years ended December 31, 2016, 2015 and 2014. All options that have been granted under the 2004 stock incentive plan have a term of five or seven years from the date of grant.

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $13.1 million and $7.6 million, respectively. We recorded cash received from stock option exercises of $0.9 million, $7.5 million and $6.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, and related tax benefit of $0.4 million, $2.3 million and $1.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. Upon option exercise, we issue new shares of stock. Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.

Non-Vested Stock Awards

We have issued non-vested stock awards, including restricted stock units and restricted shares, in our Class A common stock to certain of our employees, independent contractors and members of our board of directors. The following is a summary of the awards granted during the years ended December 31, 2016, 2015 and 2014.

•

During the year ended December 31, 2016, we granted RSUs that are performance vesting in nature, with 60,098 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 1,436,310 RSUs that are time vesting in nature.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our non-vested stock awards is presented in the table below:

	Shares / Units	Weighted Average Market Value Per Share
Balance at December 31, 2013	7,541,509	$20.76
Granted	2,118,637	30.78
Vested	(1,976,587)	19.02
Forfeited	(141,463)	20.15

Balance at December 31, 2014	7,542,096	22.53
Granted	2,195,638	36.80
Vested	(2,033,263)	21.29
Forfeited	(237,406)	26.10

Balance at December 31, 2015	7,467,065	29.08
Granted	1,496,408	29.24
Vested	(3,840,379)	25.09
Forfeited	(279,821)	28.62

Balance at December 31, 2016	4,843,273	31.66

Total compensation expense related to non-vested stock awards was $63.5 million, $74.7 million and $59.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $101.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Bonuses. We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $248.1 million, $231.9 million and $206.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

401(k) Plan. Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code. Most of our U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the Internal Revenue Code, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they work 1,000 hours. All participants hired before January 1, 2007 are immediately vested in company match contributions. For 2016, 2015, and 2014, we contributed a 50% match on the first 6%, 5% and 4%, respectively, of annual compensation (up to $150,000 of compensation) deferred by each participant. In connection with the 401(k) Plan, we charged to expense $44.3 million, $29.0 million and $21.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2016, approximately 1.3 million shares of our common stock were held as investments by participants in our 401(k) Plan.

Pension Plans. We have two contributory defined benefit pension plans in the United Kingdom (U.K.). The London-based firm of Hillier Parker May & Rowden, which we acquired in 1998, had a contributory defined

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit pension plan. A subsidiary of Insignia, which we acquired in connection with the Insignia Acquisition in 2003, also had a contributory defined benefit pension plan in the U.K. Our subsidiaries based in the U.K. maintain the plans to provide retirement benefits to existing and former employees participating in these plans. With respect to these plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. Effective July 1, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in a defined contribution plan. As of December 31, 2016 and 2015, the fair values of pension plan assets were $286.6 million and $305.5 million, respectively, and the fair values of projected benefit obligations in aggregate were $416.9 million and $377.5 million, respectively. As a result, the plans were underfunded by approximately $130.3 million and $72.0 million at December 31, 2016 and 2015, respectively, and were recorded as net liabilities included in other long term liabilities in the accompanying consolidated balance sheets. Items not yet recognized as a component of net periodic pension (benefit) cost were $209.6 million and $132.8 million at December 31, 2016 and 2015, respectively, and were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Net periodic pension (benefit) cost was not material for the years ended December 31, 2016, 2015 and 2014.

13. Income Taxes

The components of income from continuing operations before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$536,869	$600,939	$537,271
Foreign	343,857	278,791	239,991

	$880,726	$879,730	$777,262

Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal:
Current	$172,380	$215,703	$173,110
Deferred	27,463	1,559	(333)

	199,843	217,262	172,777
State:
Current	20,946	24,476	18,876
Deferred	375	861	669

	21,321	25,337	19,545
Foreign:
Current	94,909	91,048	87,769
Deferred	(19,411)	(12,794)	(16,332)

	75,498	78,254	71,437

	$296,662	$320,853	$263,759

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation stated as a percentage of pre-tax income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	2	3	3
Change in valuation allowance	2	(1)	(1)
Reserves for uncertain tax positions	—	1	(2)
Non-deductible expenses	—	1	1
Foreign earnings repatriation	—	—	1
Non-controlling interests	—	—	(1)
Credits and exemptions	(2)	(2)	(1)
Foreign rate differential	(2)	(2)	(2)
Other	(1)	1	1

Effective tax rate	34%	36%	34%

During the years ended December 31, 2016, 2015 and 2014, respectively, we recorded a $0.4 million, $3.2 million and $2.2 million income tax benefit in connection with stock options exercised. Of this income tax benefit, $2.3 million and $1.2 million was charged directly to additional paid-in capital within the equity section of the accompanying consolidated balance sheets in 2015 and 2014, respectively. With our adoption of ASU 2016-09 in the third quarter of 2016, which has been applied on a prospective basis to settlements of share-based payment awards occurring on or after January 1, 2016, excess tax benefits for 2016 have been recognized as income tax benefits in the income statement rather than to additional paid-in capital.

Cumulative tax effects of temporary differences are shown below at December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Asset (Liability)
Bonus and deferred compensation	$265,043	$250,600
Bad debt and other reserves	75,620	59,257
Net operating losses (NOLs) and state tax credits	66,499	57,027
Foreign tax credits	53,976	53,976
Pension obligation	29,382	26,251
Unconsolidated affiliates	28,107	23,981
Derivative financial instruments	7,308	8,583
Investments	7,142	6,395
Property and equipment	(87,679)	(80,925)
Capitalized costs and intangibles	(307,301)	(283,156)
All other	2,049	4,574

Net deferred tax assets before valuation allowance	140,146	126,563
Valuation allowance	(105,541)	(91,672)

Net deferred tax assets	$34,605	$34,891

As of December 31, 2016, we had U.S. federal NOLs of approximately $39.1 million, translating to a deferred tax asset before valuation allowance of $13.7 million, which will begin to expire in 2023. As of

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016, there were also deferred tax assets before valuation allowances of approximately $2.9 million related to state NOLs as well as $48.6 million related to foreign NOLs. The state and foreign NOLs both begin to expire in 2017, but the majority carry forward indefinitely. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws.

In addition, as of December 31, 2016, we had $54.0 million of foreign income tax credits that can be utilized to offset U.S. federal income taxes on foreign-sourced earnings. These credits are scheduled to expire in 2023.

We determined that as of December 31, 2016, $105.5 million of deferred tax assets do not satisfy the realization criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2016, our valuation allowance increased by approximately $13.9 million. This resulted from establishment of valuation allowances of $16.9 million related to non-U.S. net operating losses and other foreign assets and $0.9 million related to U.S. net operating losses and other U.S. assets. These increases were partially offset by $2.8 million of non-U.S. net operating loss utilization, $0.6 million of U.S. net operating loss utilization and $0.5 million of foreign currency translation. We believe it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of the deferred tax assets recorded net of these valuation allowances.

Our foreign subsidiaries have accumulated $1.9 billion of undistributed earnings for which we have not recorded a deferred tax liability. Although tax liabilities might result from dividends being paid out of these earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the U.S. and we do not have any plans to repatriate them or to sell or liquidate any of our non-U.S. subsidiaries. To the extent that we are able to repatriate the earnings in a tax efficient manner, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits. Determining our tax liability upon repatriation is not practicable. Cash and cash equivalents owned by non-U.S. subsidiaries totaled $408.9 million at December 31, 2016.

The total amount of gross unrecognized tax benefits was approximately $94.9 million and $92.5 million as of December 31, 2016 and 2015, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $39.1 million ($35.7 million, net of federal benefit received from state positions) and $43.8 million ($40.7 million, net of federal benefit received from state positions) as of December 31, 2016 and 2015, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance, unrecognized tax benefits	$(92,538)	$(66,984)
Gross increases—tax positions in prior period	(514)	(17,545)
Gross decreases—tax positions in prior period	358	92
Gross increases—current-period tax positions	(4,237)	(8,792)
Decreases relating to settlements	2,541	—
Reductions as a result of lapse of statute of limitations	235	688
Foreign exchange movement	(760)	3

Ending balance, unrecognized tax benefits	$(94,915)	$(92,538)

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe it is reasonably possible that between $61.6 million and $63.1 million of gross unrecognized tax benefits will be settled during the next twelve months due to filing amended returns and settling ongoing exams.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2016, 2015 and 2014, we accrued an additional $2.9 million, $3.2 million and $3.0 million, respectively, in interest and penalties associated with uncertain tax positions. During the year ended December 31, 2014, we reversed $10.5 million of accrued interest and penalties related to settled positions. As of December 31, 2016 and 2015, we have recognized a liability for interest and penalties of $31.7 million ($24.3 million, net of related federal benefit received from interest expense) and $28.8 million ($22.1 million, net of related federal benefit received from interest expense), respectively.

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

We may repurchase shares awarded to certain grant recipients under our various equity compensation plans to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their equity awards. During the years ended December 31, 2015 and 2014, 332,799 and 242,461 shares, respectively, with an average price paid per share of $32.87 and $31.31, respectively, were repurchased relating thereto. No shares were repurchased during the year ended December 31, 2016.

On October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250 million of its Class A common stock over three years.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Per Share Information

The following is a calculation of income per share (dollars in thousands, except share data):

	Year Ended December 31,
	2016	2015	2014
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$571,973	$547,132	$484,503
Weighted average shares outstanding for basic income per share	335,414,831	332,616,301	330,620,206

Basic income per share attributable to CBRE Group, Inc. shareholders	$1.71	$1.64	$1.47

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$571,973	$547,132	$484,503
Weighted average shares outstanding for basic income per share	335,414,831	332,616,301	330,620,206
Dilutive effect of contingently issuable shares	2,982,431	3,620,194	3,154,589
Dilutive effect of stock options	27,301	178,361	396,714

Weighted average shares outstanding for diluted income per share	338,424,563	336,414,856	334,171,509

Diluted income per share attributable to CBRE Group, Inc. shareholders	$1.69	$1.63	$1.45

For the years ended December 31, 2016, 2015 and 2014, 1,833,941, 372,020 and 58,631, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

16. Fiduciary Funds

The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $3.4 billion and $3.3 billion at December 31, 2016 and 2015, respectively.

17. Segments

We report our operations through the following segments: (1) Americas, (2) EMEA, (3) Asia Pacific, (4) Global Investment Management; and (5) Development Services.

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

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
Americas	$7,226,466	$6,189,913	$5,203,766
EMEA	3,917,939	3,004,484	2,344,252
Asia Pacific	1,485,970	1,135,070	967,777
Global Investment Management	369,800	460,700	468,941
Development Services	71,414	65,643	65,182

	$13,071,589	$10,855,810	$9,049,918

Depreciation and amortization
Americas	$254,105	$198,908	$149,214
EMEA	66,639	68,370	64,628
Asia Pacific	17,803	15,580	14,661
Global Investment Management	25,911	29,020	32,802
Development Services	2,469	2,218	3,796

	$366,927	$314,096	$265,101

Equity income from unconsolidated subsidiaries
Americas	$17,892	$18,413	$27,679
EMEA	1,817	1,934	1,501
Asia Pacific	223	83	—
Global Investment Management	7,243	5,972	86
Development Services	170,176	136,447	72,448

	$197,351	$162,849	$101,714

Adjusted EBITDA
Americas	$949,590	$859,478	$717,532
EMEA	273,565	211,856	162,536
Asia Pacific	140,760	117,084	94,532
Global Investment Management	83,151	134,240	119,140
Development Services	113,937	90,066	72,385

	$1,561,003	$1,412,724	$1,166,125

Adjusted EBITDA is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to CBRE Group, Inc.	$571,973	$547,132	$484,503
Add:
Depreciation and amortization	366,927	314,096	265,101
Interest expense	144,851	118,880	112,035
Write-off of financing costs on extinguished debt	—	2,685	23,087
Provision for income taxes	296,662	320,853	263,759
Less:
Interest income	8,051	6,311	6,233

EBITDA	1,372,362	1,297,335	1,142,252
Adjustments:
Integration and other costs related to acquisitions	125,743	48,865	—
Cost-elimination expenses (1)	78,456	40,439	—
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(15,558)	26,085	23,873

Adjusted EBITDA	$1,561,003	$1,412,724	$1,166,125

(1)	Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the year ended December 31, 2016 consisted of $73.6 million of severance costs related to headcount reductions in connection with the program and $4.9 million of third-party contract termination costs. Cost-elimination expenses incurred during the year ended December 31, 2015 consisted of $32.6 million of severance costs related to headcount reductions in connection with the program and $7.8 million of third-party contract termination costs. The total amount for each period does have a cash impact.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Capital expenditures
Americas	$134,046	$94,376	$109,297
EMEA	35,452	33,092	30,851
Asia Pacific	19,179	7,911	23,140
Global Investment Management	2,273	3,558	6,596
Development Services	255	527	1,358

	$191,205	$139,464	$171,242

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2016	2015
	(Dollars in thousands)
Identifiable assets
Americas	$5,555,400	$5,940,400
EMEA	2,592,800	2,722,721
Asia Pacific	712,271	666,063
Global Investment Management	913,563	936,491
Development Services	188,762	124,715
Corporate	816,791	627,553

	$10,779,587	$11,017,943

Identifiable assets by segment are those assets used in our operations in each segment. Corporate identifiable assets primarily include cash and cash equivalents available for general corporate use and net deferred tax assets.

	December 31,
	2016	2015
	(Dollars in thousands)
Investments in unconsolidated subsidiaries
Americas	$20,202	$17,380
EMEA	388	392
Asia Pacific	5,802	311
Global Investment Management	87,501	84,534
Development Services	118,345	115,326

	$232,238	$217,943

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
United States	$6,917,221	$5,991,826	$5,027,479
United Kingdom	2,094,946	1,912,270	1,627,445
All other countries	4,059,422	2,951,714	2,394,994

	$13,071,589	$10,855,810	$9,049,918

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The long-lived assets in the table below are comprised of net property and equipment (dollars in thousands).

	December 31,
	2016	2015
Property and equipment, net
United States	$396,608	$383,927
United Kingdom	61,327	63,548
All other countries	102,821	82,348

	$560,756	$529,823

18. Related Party Transactions

The accompanying consolidated balance sheets include loans to related parties, primarily employees other than our executive officers, of $233.8 million and $154.4 million as of December 31, 2016 and 2015, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 3.75% per annum and mature on various dates through 2026.

19. Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of December 31, 2016 and 2015 and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015 and 2014 of:

•	CBRE Group, Inc., as the parent; CBRE Services, as the subsidiary issuer; the guarantor subsidiaries; the nonguarantor subsidiaries;

•	Elimination entries necessary to consolidate CBRE Group, Inc., as the parent, with CBRE Services and its guarantor and nonguarantor subsidiaries; and

•	CBRE Group, Inc., on a consolidated basis.

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$16,889	$264,121	$481,559	$—	$762,576
Restricted cash	—	—	6,967	61,869	—	68,836
Receivables, net	—	—	943,028	1,662,574	—	2,605,602
Warehouse receivables (1)	—	—	687,454	588,593	—	1,276,047
Income taxes receivable	1,915	17,364	8,170	37,456	(19,279)	45,626
Prepaid expenses	—	—	78,296	105,811	—	184,107
Other current assets	—	1,421	64,576	113,659	—	179,656

Total Current Assets	1,922	35,674	2,052,612	3,051,521	(19,279)	5,122,450
Property and equipment, net	—	—	395,749	165,007	—	560,756
Goodwill	—	—	1,669,683	1,311,709	—	2,981,392
Other intangible assets, net	—	—	793,525	617,514	—	1,411,039
Investments in unconsolidated subsidiaries	—	—	189,455	42,783	—	232,238
Investments in consolidated subsidiaries	4,226,629	4,076,265	2,314,549	—	(10,617,443)	—
Intercompany loan receivable	—	2,684,421	700,000	—	(3,384,421)	—
Deferred tax assets, net	—	—	72,325	90,334	(57,335)	105,324
Other assets, net	—	22,229	240,707	103,452	—	366,388

Total Assets	$4,228,551	$6,818,589	$8,428,605	$5,382,320	$(14,078,478)	$10,779,587

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$30,049	$409,470	$1,006,919	$—	$1,446,438
Compensation and employee benefits payable	—	626	402,719	369,577	—	772,922
Accrued bonus and profit sharing	—	—	506,715	383,606	—	890,321
Income taxes payable	—	—	40,946	36,684	(19,279)	58,351
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase) (1)	—	—	680,473	574,180	—	1,254,653
Other	—	—	16	—	—	16

Total short-term borrowings	—	—	680,489	574,180	—	1,254,669
Current maturities of long-term debt	—	—	—	11	—	11
Other current liabilities	—	—	81,590	21,127	—	102,717

Total Current Liabilities	—	30,675	2,121,929	2,392,104	(19,279)	4,525,429
Long-Term Debt, net:
Long-term debt, net	—	2,548,123	—	3	—	2,548,126
Intercompany loan payable	1,214,064	—	1,916,675	253,682	(3,384,421)	—

Total Long-Term Debt, net	1,214,064	2,548,123	1,916,675	253,685	(3,384,421)	2,548,126
Deferred tax liabilities, net	—	—	—	128,054	(57,335)	70,719
Non-current tax liabilities	—	—	53,422	620	—	54,042
Other liabilities	—	13,162	260,314	250,550	—	524,026

Total Liabilities	1,214,064	2,591,960	4,352,340	3,025,013	(3,461,035)	7,722,342

Commitments and contingencies	—	—	—	—	—	—

Equity:
CBRE Group, Inc. Stockholders’ Equity	3,014,487	4,226,629	4,076,265	2,314,549	(10,617,443)	3,014,487
Non-controlling interests	—	—	—	42,758	—	42,758

Total Equity	3,014,487	4,226,629	4,076,265	2,357,307	(10,617,443)	3,057,245

Total Liabilities and Equity	$4,228,551	$6,818,589	$8,428,605	$5,382,320	$(14,078,478)	$10,779,587

(1)	Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under BofA, Fannie Mae ASAP, JP Morgan, Capital One and TD Bank lines of credit are pledged to BofA, Fannie Mae, JP Morgan, Capital One and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$6,671,793	$6,399,796	$—	$13,071,589
Costs and expenses:
Cost of services	—	—	4,635,426	4,488,301	—	9,123,727
Operating, administrative and other	5,003	(8,231)	1,454,777	1,329,761	—	2,781,310
Depreciation and amortization	—	—	225,552	141,375	—	366,927

Total costs and expenses	5,003	(8,231)	6,315,755	5,959,437	—	12,271,964
Gain on disposition of real estate	—	—	3,669	12,193	—	15,862

Operating (loss) income	(5,003)	8,231	359,707	452,552	—	815,487
Equity income from unconsolidated subsidiaries	—	—	192,811	4,540	—	197,351
Other income (loss)	—	1	(89)	4,776	—	4,688
Interest income	—	131,132	50,272	5,146	(178,499)	8,051
Interest expense	—	184,738	97,815	40,797	(178,499)	144,851
Royalty and management service (income) expense	—	—	(39,182)	39,182	—	—
Income from consolidated subsidiaries	575,061	603,071	241,790	—	(1,419,922)	—

Income before (benefit of) provision for income taxes	570,058	557,697	785,858	387,035	(1,419,922)	880,726
(Benefit of) provision for income taxes	(1,915)	(17,364)	182,787	133,154	—	296,662

Net income	571,973	575,061	603,071	253,881	(1,419,922)	584,064
Less: Net income attributable to non-controlling interests	—	—	—	12,091	—	12,091

Net income attributable to CBRE Group, Inc.	$571,973	$575,061	$603,071	$241,790	$(1,419,922)	$571,973

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$571,973	$575,061	$603,071	$253,881	$(1,419,922)	$584,064
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(235,278)	—	(235,278)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	6,839	—	—	—	6,839
Unrealized losses on interest rate swaps, net	—	(1,431)	—	—	—	(1,431)
Unrealized holding gains on available for sale securities, net	—	—	180	204	—	384
Pension liability adjustments, net	—	—	—	(63,749)	—	(63,749)
Other, net	—	—	(759)	(11,332)	—	(12,091)

Total other comprehensive income (loss)	—	5,408	(579)	(310,155)	—	(305,326)
Comprehensive income (loss)	571,973	580,469	602,492	(56,274)	(1,419,922)	278,738
Less: Comprehensive income attributable to non-controlling interests	—	—	—	12,108	—	12,108

Comprehensive income (loss) attributable to CBRE Group, Inc.	$571,973	$580,469	$602,492	$(68,382)	$(1,419,922)	$266,630

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$547,132	$588,769	$598,996	$163,468	$(1,339,488)	$558,877
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(164,350)	—	(164,350)
Fees associated with termination of interest rate swaps, net	—	(3,908)	—	—	—	(3,908)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	7,680	—	—	—	7,680
Unrealized losses on interest rate swaps, net	—	(4,107)	—	—	—	(4,107)
Unrealized holding losses on available for sale securities, net	—	—	(674)	(31)	—	(705)
Pension liability adjustments, net	—	—	—	3,741	—	3,741
Other, net	—	—	3	—	—	3

Total other comprehensive loss	—	(335)	(671)	(160,640)	—	(161,646)
Comprehensive income	547,132	588,434	598,325	2,828	(1,339,488)	397,231
Less: Comprehensive income attributable to non-controlling interests	—	—	—	11,754	—	11,754

Comprehensive income (loss) attributable to CBRE Group, Inc.	$547,132	$588,434	$598,325	$(8,926)	$(1,339,488)	$385,477

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$84,393	$(23,643)	$212,841	$176,724	$450,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(115,049)	(76,156)	(191,205)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	—	3,256	(13,733)	(10,477)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(6,572)	(25,062)	(31,634)
Contributions to unconsolidated subsidiaries	—	—	(47,192)	(19,624)	(66,816)
Distributions from unconsolidated subsidiaries	—	—	206,011	7,435	213,446
Net proceeds from disposition of real estate held for investment	—	—	—	44,326	44,326
Additions to real estate held for investment	—	—	—	(3,203)	(3,203)
Proceeds from the sale of servicing rights and other assets	—	—	19,445	24,086	43,531
Increase in restricted cash	—	—	(546)	(2,006)	(2,552)
Purchase of available for sale securities	—	—	(37,661)	—	(37,661)
Proceeds from the sale of available for sale securities	—	—	35,051	—	35,051
Other investing activities, net	—	—	(267)	22	(245)

Net cash provided by (used in) investing activities	—	—	56,476	(63,915)	(7,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(136,250)	—	—	(136,250)
Proceeds from revolving credit facility	—	2,909,000	—	—	2,909,000
Repayment of revolving credit facility	—	(2,909,000)	—	—	(2,909,000)
Proceeds from notes payable on real estate held for investment	—	—	—	7,274	7,274
Repayment of notes payable on real estate held for investment	—	—	—	(33,944)	(33,944)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	17,727	17,727
Repayment of notes payable on real estate held for sale and under development	—	—	—	(4,102)	(4,102)
Units repurchased for payment of taxes on equity awards	(27,426)	—	—	—	(27,426)
Proceeds from exercise of stock options	915	—	—	—	915
Non-controlling interest contributions	—	—	—	2,272	2,272
Non-controlling interest distributions	—	—	—	(19,133)	(19,133)
Payment of financing costs	—	(5,459)	—	(159)	(5,618)
(Increase) decrease in intercompany receivables, net	(57,880)	173,762	(151,433)	35,551	—
Other financing activities, net	—	—	(1,173)	(185)	(1,358)

Net cash (used in) provided by financing activities	(84,391)	32,053	(152,606)	5,301	(199,643)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(21,060)	(21,060)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	8,410	116,711	97,050	222,173
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	8,479	147,410	384,509	540,403

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7	$16,889	$264,121	$481,559	$762,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$122,605	$—	$3,195	$125,800

Income taxes, net	$—	$—	$174,164	$120,684	$294,848

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$33,959	$(7,477)	$452,304	$173,111	$651,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(84,933)	(54,531)	(139,464)
Acquisition of GWS, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(729,729)	(691,934)	(1,421,663)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(153,690)	(7,416)	(161,106)
Contributions to unconsolidated subsidiaries	—	—	(66,966)	(4,242)	(71,208)
Distributions from unconsolidated subsidiaries	—	—	179,699	7,878	187,577
Net proceeds from disposition of real estate held for investment	—	—	—	3,584	3,584
Additions to real estate held for investment	—	—	—	(2,053)	(2,053)
Proceeds from the sale of servicing rights and other assets	—	—	14,503	15,929	30,432
Increase in restricted cash	—	—	(5,791)	(43,221)	(49,012)
Purchase of available for sale securities	—	—	(40,287)	—	(40,287)
Proceeds from the sale of available for sale securities	—	—	42,572	—	42,572
Other investing activities, net	—	—	1,669	—	1,669

Net cash used in investing activities	—	—	(842,953)	(776,006)	(1,618,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	900,000	—	—	900,000
Repayment of senior term loans	—	(657,488)	—	—	(657,488)
Proceeds from revolving credit facility	—	2,643,500	—	—	2,643,500
Repayment of revolving credit facility	—	(2,643,500)	—	(4,512)	(2,648,012)
Proceeds from issuance of 4.875% senior notes, net	—	595,440	—	—	595,440
Repayment of notes payable on real estate held for investment	—	—	—	(1,576)	(1,576)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	20,879	20,879
Repayment of notes payable on real estate held for sale and under development	—	—	—	(1,186)	(1,186)
Shares and units repurchased for payment of taxes on equity awards	(24,523)	—	—	—	(24,523)
Proceeds from exercise of stock options	7,525	—	—	—	7,525
Incremental tax benefit from stock options exercised	2,277	—	—	—	2,277
Non-controlling interest contributions	—	—	—	5,909	5,909
Non-controlling interest distributions	—	—	—	(16,582)	(16,582)
Payment of financing costs	—	(30,579)	—	(85)	(30,664)
(Increase) decrease in intercompany receivables, net	(19,238)	(809,679)	167,505	661,412	—
Other financing activities, net	—	—	(3,549)	(2,402)	(5,951)

Net cash (used in) provided by financing activities	(33,959)	(2,306)	163,956	661,857	789,548

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(22,967)	(22,967)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(9,783)	(226,693)	35,995	(200,481)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	18,262	374,103	348,514	740,884

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$8,479	$147,410	$384,509	$540,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$86,562	$126	$1,390	$88,078

Income taxes, net	$—	$—	$179,418	$106,312	$285,730

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in thousands)

	Parent	CBRE	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$23,416	$94,165	$345,141	$199,058	$661,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(109,173)	(62,069)	(171,242)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(62,071)	(84,986)	(147,057)
Contributions to unconsolidated subsidiaries	—	—	(56,634)	(2,543)	(59,177)
Distributions from unconsolidated subsidiaries	—	—	90,292	13,975	104,267
Net proceeds from disposition of real estate held for investment	—	—	—	77,278	77,278
Additions to real estate held for investment	—	—	—	(10,961)	(10,961)
Proceeds from the sale of servicing rights and other assets	—	—	11,655	13,886	25,541
Decrease in restricted cash	—	6,871	2,015	22,003	30,889
Purchase of available for sale securities	—	—	(89,885)	—	(89,885)
Proceeds from the sale of available for sale securities	—	—	88,214	—	88,214
Other investing activities, net	—	—	577	—	577

Net cash provided by (used in) investing activities	—	6,871	(125,010)	(33,417)	(151,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	—	(39,650)	—	—	(39,650)
Proceeds from revolving credit facility	—	1,807,000	—	66,568	1,873,568
Repayment of revolving credit facility	—	(1,835,928)	—	(163,494)	(1,999,422)
Proceeds from issuance of 5.25% senior notes	—	426,875	—	—	426,875
Repayment of 6.25% senior notes	—	(350,000)	—	—	(350,000)
Proceeds from notes payable on real estate held for investment	—	—	—	5,022	5,022
Repayment of notes payable on real estate held for investment	—	—	—	(27,563)	(27,563)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	8,274	8,274
Repayment of notes payable on real estate held for sale and under development	—	—	—	(80,218)	(80,218)
Shares and units repurchased for payment of taxes on equity awards	(16,685)	—	—	—	(16,685)
Proceeds from exercise of stock options	6,203	—	—	—	6,203
Incremental tax benefit from stock options exercised	1,218	—	—	—	1,218
Non-controlling interest contributions	—	—	—	2,938	2,938
Non-controlling interest distributions	—	—	—	(33,971)	(33,971)
Payment of financing costs	—	(4,614)	—	(1,333)	(5,947)
(Increase) decrease in intercompany receivables, net	(14,152)	(98,042)	65,602	46,592	—
Other financing activities, net	—	—	(2,874)	163	(2,711)

Net cash (used in) provided by financing activities	(23,416)	(94,359)	62,728	(177,022)	(232,069)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(29,183)	(29,183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	6,677	282,859	(40,564)	248,972
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	11,585	91,244	389,078	491,912

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$18,262	$374,103	$348,514	$740,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$112,059	$472	$6,218	$118,749

Income taxes, net	$—	$37	$221,898	$109,322	$331,257

CBRE GROUP, INC.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2016	Three Months Ended September 30, 2016	Three Months Ended June 30, 2016	Three Months Ended March 31, 2016
	(Dollars in thousands, except share data)
Revenue	$3,823,831	$3,193,487	$3,207,537	$2,846,734
Operating income	$352,821	$172,492	$182,594	$107,580
Net income attributable to CBRE Group, Inc.	$263,975	$104,163	$121,668	$82,167
Basic income per share	$0.78	$0.31	$0.36	$0.25
Weighted average shares outstanding for basic income per share	336,843,925	335,770,122	335,076,746	333,992,935
Diluted income per share	$0.78	$0.31	$0.36	$0.24
Weighted average shares outstanding for diluted income per share	338,839,469	338,488,975	338,080,641	337,506,232

	Three Months Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended June 30, 2015	Three Months Ended March 31, 2015
	(Dollars in thousands, except share data)
Revenue	$3,700,242	$2,712,559	$2,390,506	$2,052,503
Operating income	$206,983	$240,101	$228,755	$160,105
Net income attributable to CBRE Group, Inc.	$180,043	$149,123	$125,029	$92,937
Basic income per share	$0.54	$0.45	$0.38	$0.28
Weighted average shares outstanding for basic income per share	333,783,269	332,684,487	331,999,935	331,976,907
Diluted income per share	$0.53	$0.44	$0.37	$0.28
Weighted average shares outstanding for diluted income per share	337,223,824	336,561,877	336,154,524	335,698,590

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of December 31, 2016 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Elect Directors,” “Corporate Governance,” “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained under the headings “Corporate Governance,” “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2016. All outstanding awards relate to our Class A common stock.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	5,899,203	$0.09	10,232,486
Equity compensation plans not approved by security holders	—	—	—

Total	5,899,203	$0.09	10,232,486

(1)	Consists of stock options and restricted stock units (“RSUs”) issued under our 2012 Equity Incentive Plan (the “2012 Plan”) and our Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). Our 2004 Plan terminated in May 2012 in connection with the adoption of the 2012 Plan, and we cannot issue any further awards under the 2004 Plan.

In addition:

•	The figures in the foregoing table include:

•	2,374,897 RSUs that are performance vesting in nature, with the figures in the table reflecting the maximum number of RSUs that may be issued if all performance-based targets are satisfied;

•	3,498,230 RSUs that are time vesting in nature; and

•	26,076 shares issuable upon the exercise of outstanding options.

•

Excluding all outstanding RSUs (which can be exercised for no consideration), the weighted-average exercise price of outstanding options, warrants and rights indicated in the table above would increase to $19.55 per share.

We incorporate herein by reference the information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Elect Directors,” “Corporate Governance” and “Related-Party Transactions” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Consolidated Financial Statements set forth on page 55.

2.	Financial Statement Schedules

See Schedule II on page 123.

3.	Exhibits

See Exhibit Index beginning on page 125 hereof.

CBRE GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2013	$40,262
Charges to expense	8,165
Write-offs, payments and other	(6,596)

Balance, December 31, 2014	41,831
Charges to expense	10,211
Write-offs, payments and other	(5,436)

Balance, December 31, 2015	46,606
Charges to expense	4,711
Write-offs, payments and other	(11,848)

Balance, December 31, 2016	$39,469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

By:	/S/ ROBERT E. SULENTIC
Robert E. Sulentic President and Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GIL BOROK Gil Borok	Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)	March 1, 2017

/S/ BRANDON B. BOZE Brandon B. Boze	Director	March 1, 2017

/S/ CURTIS F. FEENY Curtis F. Feeny	Director	March 1, 2017

/S/ BRADFORD M. FREEMAN Bradford M. Freeman	Director	March 1, 2017

/S/ JAMES R. GROCH James R. Groch	Chief Financial Officer (principal financial officer)	March 1, 2017

/S/ CHRISTOPHER T. JENNY Christopher T. Jenny	Director	March 1, 2017

/S/ GERARDO I. LOPEZ Gerardo I. Lopez	Director	March 1, 2017

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	March 1, 2017

/S/ PAULA R. REYNOLDS Paula R. Reynolds	Director	March 1, 2017

/S/ ROBERT E. SULENTIC Robert E. Sulentic	Director and President and Chief Executive Officer (principal executive officer)	March 1, 2017

/S/ LAURA D. TYSON Laura D. Tyson	Director	March 1, 2017

/S/ RAY WIRTA Ray Wirta	Chairman of the Board	March 1, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1(a)	Share Purchase Agreement, dated as of February 15, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	8-K	001-32205	2.02	02/18/2011

2.1(b)	First Amendment to PE Share Purchase Agreement, dated June 20, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CB Richard Ellis, Inc. and others	10-Q	001-32205	2.3	08/09/2011

2.1(c)	Second Amendment to PE Share Purchase Agreement, dated October 3, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CBRE, Inc. and others	8-K	001-32205	2.03	10/07/2011

2.1(d)	Third Amendment to PE Share Purchase Agreement, dated October 31, 2011, by and among ING Real Estate Investment Management Holding B.V. and others, and CBRE, Inc. and others	8-K	001-32205	2.04	11/04/2011

2.1(e)	Fourth Amendment to PE Share Purchase Agreement, dated January 23, 2017, by and among ING Real Estate Investment Management Holding B.V., ING Bank N.V., CBRE, Inc., and CBRE Group, Inc.					X

2.2	Share Sale Agreement, dated November 12, 2013, by and among William Investments Limited, the individual vendors named therein, CBRE Holdings Limited, CBRE UK Acquisition Company Limited and CBRE Group, Inc.	8-K	001-32205	1.01	11/13/2013

2.3	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between Johnson Controls, Inc. and CBRE, Inc.	8-K	001-32205	2.1	04/03/2015

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/19/2016

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	01/11/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1		04/30/2004

4.2(a)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3		07/30/2001

4.2(b)	Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc. and the other parties to the Securityholders’ Agreement	S-1/A	333-112867	4.2	(b)	04/30/2004

4.2(c)	Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc. and certain of the other parties to the Securityholders’ Agreement	S-1/A	333-120445	4.2	(c)	11/24/2004

4.2(d)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc. and certain of the other parties to the Securityholders’ Agreement	8-K	001-32205	4.1		08/02/2005

4.3(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4	(a)	05/10/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

4.3(b)	First Supplemental Indenture, dated as of March 14, 2013, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023, including the Form of 5.00% Senior Notes due 2023	10-Q	001-32205	4.4	(b)	05/10/2013

4.3(c)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3		04/16/2013

4.3(d)	Second Supplemental Indenture, dated as of April 10, 2013, between CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	S-3ASR	333-201126	4.3	(c)	12/19/2014

4.3(e)	Second Supplemental Indenture, dated as of September 26, 2014, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025, including the Form of 5.00% Senior Notes due 2025	8-K	001-32205	4.1		09/26/2014

4.3(f)	Third Supplemental Indenture, dated as of December 12, 2014, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1		12/12/2014

4.3(g)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025	S-3ASR	333-201126	4.3	(h)	12/19/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.3(h)	Fourth Supplemental Indenture, dated as of August 13, 2015, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026, including the Form of 4.875% Senior Notes due 2026	8-K	001-32205	4.2	08/13/2015

4.3(i)	Fifth Supplemental Indenture, dated as of September 25, 2015, between CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, the 5.25% Senior Notes due 2025 and the 4.875% Senior Notes due 2026	8-K	001-32205	4.1	09/25/2015

10.1	Second Amended and Restated Credit Agreement, dated as of January 9, 2015, among CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	10.1	01/13/2015

10.2	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 28, 2015, among CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	10.1	05/29/2015

10.3	Incremental Assumption Agreement, dated as of September 3, 2015, among CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto, and Credit Suisse AG, as administrative agent.	8-K	001-32205	10.1	09/09/2015

10.4	Second Amendment, dated as of March 21, 2016, to the Second Amended and Restated Credit Agreement, among CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent	8-K	001-32205	10.1	03/25/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.5	Amended and Restated Guarantee and Pledge Agreement, dated as of January 9, 2015, among CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. from time to time and Credit Suisse AG, as collateral agent, including the Form of Supplement to the Amended and Restated Guarantee and Pledge Agreement	8-K	001-32205	10.2	01/13/2015

10.6	Supplement No. 1, dated as of September 25, 2015, to the Amended and Restated Guarantee and Pledge Agreement, among CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc., and Credit Suisse AG, as administrative agent and as collateral agent	8-K	001-32205	10.1	09/25/2015

10.7	CBRE Group, Inc. Executive Bonus Plan +	10-K	001-32205	10.3	03/03/2014

10.8	CBRE Group, Inc. Executive Incentive Plan +	8-K	001-32205	10.1	05/21/2015

10.9	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/08/2009

10.10	Form of Indemnification Agreement for Directors and Officers +	10-Q	001-32205	10.3	05/10/2016

10.11	Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. +	8-K	001-32205	10.1	06/06/2008

10.12	Amendment No. 1 to the Second Amended and Restated 2004 Stock Incentive Plan of CB Richard Ellis Group, Inc. +	10-Q	001-32205	10.3	05/11/2009

10.13	CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.1	05/08/2012

10.14	Form of Nonstatutory Stock Option Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.2	05/08/2012

10.15	Form of Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.3	05/08/2012

10.16	Form of Restricted Stock Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.4	05/08/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.17	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.1	08/20/2013

10.18	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.2	08/20/2013

10.19	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan +	8-K	001-32205	10.3	08/20/2013

10.20	Form of Grant Notice and Restricted Stock Unit Agreement (Non-Employee Director) for the CBRE Group, Inc. 2012 Equity Incentive Plan +	10-Q	001-32205	10.1	08/11/2014

10.21	CBRE Deferred Compensation Plan +	8-K	001-32205	10.1	03/12/2012

10.22	Amendment #1 to the CBRE Deferred Compensation Plan +					X

10.23	CBRE Group, Inc. Change in Control and Severance Plan for Senior Management, including form of Designation Letter +	8-K	001-32205	10.1	03/27/2015

10.24	Amended and Restated Employment Agreement dated as of January 1, 2016 by and between CBRE Global Investors, LLC and T. Ritson Ferguson +	10-Q	001-32205	10.2	05/10/2016

11	Statement concerning Computation of Per Share Earnings (filed as Note 15 of the Consolidated Financial Statements)					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of CBRE Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

In the foregoing Exhibit Index, (1) references to CB Richard Ellis Group, Inc. are now to CBRE Group, Inc., (2) references to CB Richard Ellis Services, Inc. are now to CBRE Services, Inc., and (3) references to CB Richard Ellis, Inc. are now to CBRE, Inc.

+	Denotes a management contract or compensatory arrangement