Form 10-Q
period 2017-03-31
CBRE GROUP, INC.
filed 2017-05-10
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

The number of shares of Class A common stock outstanding at April 30, 2017 was 337,874,535.

FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$533,281	$762,576
Restricted cash	59,046	68,836
Receivables, less allowance for doubtful accounts of $40,286 and $39,469 at March 31, 2017 and December 31, 2016, respectively	2,499,115	2,605,602
Warehouse receivables	685,133	1,276,047
Income taxes receivable	55,438	45,626
Prepaid expenses	212,336	184,107
Other current assets	201,111	179,656
Total Current Assets	4,245,460	5,122,450
Property and equipment, net	551,633	560,756
Goodwill	3,019,585	2,981,392
Other intangible assets, net of accumulated amortization of $825,419 and $771,673 at March 31, 2017 and December 31, 2016, respectively	1,403,262	1,411,039
Investments in unconsolidated subsidiaries	242,486	232,238
Deferred tax assets, net	94,653	105,324
Other assets, net	370,033	366,388
Total Assets	$9,927,112	$10,779,587
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,320,584	$1,446,438
Compensation and employee benefits payable	719,967	772,922
Accrued bonus and profit sharing	467,717	890,321
Income taxes payable	109,894	58,351
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase)	671,453	1,254,653
Revolving credit facility	120,000	-
Other	16	16
Total short-term borrowings	791,469	1,254,669
Current maturities of long-term debt	12	11
Other current liabilities	63,537	102,717
Total Current Liabilities	3,473,180	4,525,429
Long-term debt, net of current maturities	2,549,258	2,548,126
Deferred tax liabilities, net	78,142	70,719
Non-current tax liabilities	40,770	54,042
Other liabilities	527,523	524,026
Total Liabilities	6,668,873	7,722,342
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 337,874,535 and 337,279,449 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,379	3,373
Additional paid-in capital	1,159,294	1,145,226
Accumulated earnings	2,786,503	2,656,906
Accumulated other comprehensive loss	(737,231)	(791,018)
Total CBRE Group, Inc. Stockholders’ Equity	3,211,945	3,014,487
Non-controlling interests	46,294	42,758
Total Equity	3,258,239	3,057,245
Total Liabilities and Equity	$9,927,112	$10,779,587

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$2,981,204	$2,846,734
Costs and expenses:
Cost of services	2,087,079	2,013,613
Operating, administrative and other	606,231	643,366
Depreciation and amortization	94,037	86,994
Total costs and expenses	2,787,347	2,743,973
Gain on disposition of real estate	1,385	4,819
Operating income	195,242	107,580
Equity income from unconsolidated subsidiaries	15,018	57,301
Other income	4,115	3,215
Interest income	2,411	1,459
Interest expense	34,010	34,790
Income before provision for income taxes	182,776	134,765
Provision for income taxes	51,273	50,125
Net income	131,503	84,640
Less: Net income attributable to non-controlling interests	1,906	2,473
Net income attributable to CBRE Group, Inc.	$129,597	$82,167
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.38	$0.25
Weighted average shares outstanding for basic income per share	336,907,836	333,992,935
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.38	$0.24
Weighted average shares outstanding for diluted income per share	339,690,579	337,506,232

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$131,503	$84,640
Other comprehensive income:
Foreign currency translation gain	51,089	16,594
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,508	1,743
Unrealized gains (losses) on interest rate swaps, net of tax	294	(2,909)
Unrealized holding gains (losses) on available for sale securities, net of tax	923	(929)
Other, net	(6)	(57)
Total other comprehensive income	53,808	14,442
Comprehensive income	185,311	99,082
Less: Comprehensive income attributable to non-controlling interests	1,927	2,595
Comprehensive income attributable to CBRE Group, Inc.	$183,384	$96,487

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,503	$84,640
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	94,037	86,994
Amortization of financing costs	2,439	2,648
Gain on sale of loans, servicing rights and other assets	(37,939)	(29,010)
Net realized and unrealized gain from investments	(4,115)	(3,215)
Equity income from unconsolidated subsidiaries	(15,018)	(57,301)
(Recovery of) provision for doubtful accounts	(928)	3,420
Compensation expense for equity awards	15,411	12,594
Distribution of earnings from unconsolidated subsidiaries	3,206	11,017
Tenant concessions received	3,776	1,755
Purchase of trading securities	(22,986)	(20,815)
Proceeds from sale of trading securities	15,270	22,688
Decrease in receivables	146,191	145,976
Increase in prepaid expenses and other assets	(50,164)	(29,731)
Decrease in accounts payable and accrued expenses	(133,231)	(148,316)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(491,251)	(385,314)
Decrease (increase) in income taxes receivable/payable	13,193	(34,159)
(Decrease) increase in other liabilities	(7,876)	8,195
Other operating activities, net	(3,548)	(706)
Net cash used in operating activities	(342,030)	(328,640)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,735)	(33,468)
Acquisition of businesses (other than Global Workplace Solutions (GWS)), including net assets acquired, intangibles and goodwill	(21,204)	(3,298)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	-	(21,900)
Contributions to unconsolidated subsidiaries	(14,567)	(10,923)
Distributions from unconsolidated subsidiaries	15,995	55,571
Proceeds from the sale of servicing rights and other assets	11,365	5,603
Decrease in restricted cash	10,463	9,771
Purchase of available for sale securities	(7,289)	(7,716)
Proceeds from the sale of available for sale securities	7,220	9,969
Other investing activities, net	1,227	(2,303)
Net cash (used in) provided by investing activities	(20,525)	1,306
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	-	(5,625)
Proceeds from revolving credit facility	266,000	565,000
Repayment of revolving credit facility	(146,000)	(285,000)
Repayment of notes payable on real estate held for investment	(435)	-
Proceeds from notes payable on real estate held for sale and under development	1,711	12,427
Repayment of notes payable on real estate held for sale and under development	(2,744)	(4,102)
Units repurchased for payment of taxes on equity awards	(1,900)	(4,252)
Non-controlling interest contributions	1,574	27
Non-controlling interest distributions	(744)	(1,138)
Payment of financing costs	-	(4,787)
Other financing activities, net	308	(236)
Net cash provided by financing activities	117,770	272,314
Effect of currency exchange rate changes on cash and cash equivalents	15,490	3,846
NET DECREASE IN CASH AND CASH EQUIVALENTS	(229,295)	(51,174)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	762,576	540,403
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$533,281	$489,229
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,027	$54,205
Income taxes, net	$37,333	$82,978

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A	Additional			Non-
	common	paid-in	Accumulated	Accumulated other	controlling
	stock	capital	earnings	comprehensive loss	interests	Total
Balance at December 31, 2016	$3,373	$1,145,226	$2,656,906	$(791,018)	$42,758	$3,057,245
Net income	—	—	129,597	—	1,906	131,503
Compensation expense for equity awards	—	15,411	—	—	—	15,411
Units repurchased for payment of taxes on equity awards	—	(1,900)	—	—	—	(1,900)
Foreign currency translation gain	—	—	—	51,068	21	51,089
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,508	—	1,508
Unrealized gains on interest rate swaps, net of tax	—	—	—	294	—	294
Unrealized holding gains on available for sale securities, net of tax	—	—	—	923	—	923
Contributions from non-controlling interests	—	—	—	—	1,574	1,574
Distributions to non-controlling interests	—	—	—	—	(744)	(744)
Other	6	557	—	(6)	779	1,336
Balance at March 31, 2017	$3,379	$1,159,294	$2,786,503	$(737,231)	$46,294	$3,258,239

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company,” “we,” “us” and “our”), for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K (2016 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements.  You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2016 Annual Report for further discussion of our significant accounting policies and estimates.

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2017.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.”  This ASU clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require designation of that relationship, as long as all other hedge accounting criteria continue to be met.  This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.”  This ASU eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting.  ASU 2016-07 should be applied prospectively upon its effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.  This ASU is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2016, with early application permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.”  This ASU changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity.  This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.”  This ASU amends a number of Topics in the FASB Accounting Standards Codification (ASC). The ASU is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  This ASU clarifies the definition of a business, affecting all companies and other reporting organizations that must determine whether they have acquired or sold a business.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  We elected to early adopt the provisions of ASU 2017-01 during the first quarter of 2017.  The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

The FASB has recently issued five ASUs related to revenue recognition (“new revenue recognition guidance”), all of which will become effective for the company on January 1, 2018.  The ASUs issued are: (1) in May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606);” (2) in March 2016, ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” (3) in April 2016, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (4) in May 2016, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients;” and (5) in December 2016, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers.”  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance under GAAP.  This ASU permits the use of either the retrospective or cumulative effect transition method.  ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  ASU 2016-12 clarifies guidance in certain narrow areas and adds some practical expedients.  ASU 2016-20 also clarifies guidance in certain narrow areas and adds optional exemptions to certain disclosure requirements.

We plan to adopt the new revenue recognition guidance in the first quarter of 2018 and are evaluating the application of a transition method. We continue to evaluate the impact that adoption of these updates will have on our consolidated financial statements and related disclosures. Based on our initial assessment, the impact of the application of the new revenue recognition guidance will likely result in an acceleration of some revenues that are based, in part, on future contingent events. For example, some brokerage revenues from leasing commissions in various countries where we operate will get recognized earlier. Under current GAAP, a portion of these commissions are deferred until a future contingency is resolved (e.g. tenant move-in or payment of first month’s rent). Under the new revenue guidance, CBRE’s performance obligation will be typically satisfied at lease signing and therefore the portion of the commission that is contingent on a future event will likely be recognized earlier if deemed not subject to significant reversal. We are currently evaluating the impact of principal versus agent guidance in relation to third-party costs which are billed to clients in association with facilities management services and the impact on our consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  This ASU requires lessees to recognize most leases on the balance sheet as liabilities, with corresponding right-of-use assets.  For income statement recognition purposes, leases will be classified as either a finance or operating lease in a manner similar to the requirements under the current lease accounting literature, but without relying upon the bright-line tests.  This ASU is effective for annual periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method for all entities.  We plan to adopt ASU 2016-02 in the first quarter of 2019 and are currently evaluating the magnitude of its impact on our consolidated financial statements by reviewing our existing lease contracts and service contracts that may include embedded leases.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and also defines the term in substance nonfinancial asset.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.  We are evaluating the effect that ASU 2017-05 will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.”  This ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  We are evaluating the effect that ASU 2017-08 will have on our consolidated financial statements and related disclosures.

3.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2017 and December 31, 2016, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Investments in unconsolidated subsidiaries	$31,651	$31,041
Other current assets	3,403	3,314
Co-investment commitments	164	168
Maximum exposure to loss	$35,218	$34,523

4.	Fair Value Measurements

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

There were no significant transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.  There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2016 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	As of March 31, 2017
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$8,973	$—	$—	$8,973
Debt securities issued by U.S. federal agencies	—	4,830	—	4,830
Corporate debt securities	—	17,407	—	17,407
Asset-backed securities	—	1,842	—	1,842
Collateralized mortgage obligations	—	983	—	983
Total debt securities	8,973	25,062	—	34,035
Equity securities	24,540	—	—	24,540
Total available for sale securities	33,513	25,062	—	58,575
Trading securities	64,423	—	—	64,423
Warehouse receivables	—	685,133	—	685,133
Foreign currency exchange forward contracts	—	1,352	—	1,352
Total assets at fair value	$97,936	$711,547	$—	$809,483
Liabilities
Interest rate swaps	$—	$10,341	$—	$10,341
Securities sold, not yet purchased	4,111	—	—	4,111
Total liabilities at fair value	$4,111	$10,341	$—	$14,452

	As of December 31, 2016
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$8,485	$—	$—	$8,485
Debt securities issued by U.S. federal agencies	—	5,046	—	5,046
Corporate debt securities	—	17,094	—	17,094
Asset-backed securities	—	2,695	—	2,695
Collateralized mortgage obligations	—	1,010	—	1,010
Total debt securities	8,485	25,845	—	34,330
Equity securities	22,744	—	—	22,744
Total available for sale securities	31,229	25,845	—	57,074
Trading securities	52,629	—	—	52,629
Warehouse receivables	—	1,276,047	—	1,276,047
Foreign currency exchange forward contracts	—	1,471	—	1,471
Total assets at fair value	$83,858	$1,303,363	$—	$1,387,221
Liabilities
Interest rate swaps	$—	$13,162	$—	$13,162
Securities sold, not yet purchased	3,591	—	—	3,591
Total liabilities at fair value	$3,591	$13,162	$—	$16,753

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2017 and 2016.

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
•

Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, Inc. (CBRE Capital Markets), and our revolving credit facility.  Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Note 6).

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $751.4 million at both March 31, 2017 and December 31, 2016.  Their actual carrying value, net of unamortized debt issuance costs, totaled $744.9 million and $744.3 million at March 31, 2017 and December 31, 2016, respectively (see Note 6).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $835.5 million, $626.8 million and $452.5 million, respectively, at March 31, 2017 and $827.6 million, $607.0 million and $439.3 million, respectively, at December 31, 2016.  The actual carrying value of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs, totaled $790.7 million, $591.4 million and $422.2 million, respectively, at March 31, 2017 and $790.4 million, $591.2 million and $422.2 million, respectively, at December 31, 2016.

5.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting.  Our investment ownership percentages in equity method investments vary, generally ranging up to 5.0% in our Global Investment Management segment, up to 10.0% in our Development Services segment, and up to 50.0% in our other business segments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Combined condensed financial information for the entities actually accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Global Investment Management
Revenue	$267,151	$232,603
Operating income	$15,478	$623
Net income (loss)	$4,090	$(21,875)
Development Services
Revenue	$21,526	$12,658
Operating income	$20,561	$120,910
Net income	$16,097	$118,461
Other
Revenue	$25,858	$28,251
Operating income	$2,179	$6,182
Net income	$2,148	$6,194
Total
Revenue	$314,535	$273,512
Operating income	$38,218	$127,715
Net income	$22,335	$102,780

6.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Senior term loans, with interest ranging from 1.77% to 2.38%, due quarterly through 2022	$751,875	$751,875
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	596,001	595,912
5.25% senior notes due in 2025, net of unamortized premium	426,454	426,500
Other	14	14
Total long-term debt	2,574,344	2,574,301
Less: current maturities of long-term debt	(12)	(11)
Less: unamortized debt issuance costs	(25,074)	(26,164)
Total long-term debt, net of current maturities	$2,549,258	$2,548,126

On January 9, 2015, CBRE Services, Inc. (CBRE Services), our wholly-owned subsidiary, entered into an amended and restated credit agreement (2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Suisse AG. On March 21, 2016, CBRE Services executed an amendment to the 2015 Credit Agreement that, among other things, extended the maturity on the revolving credit facility to March 2021 and increased the borrowing capacity under the revolving credit facility by $200.0 million.

Our 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of March 31, 2017, the 2015 Credit Agreement provided

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

Our 2015 Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. On this basis, our coverage ratio of EBITDA to total interest expense was 13.08x for the trailing twelve months ended March 31, 2017, and our leverage ratio of total debt less available cash to EBITDA was 1.35x as of March 31, 2017.

The indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, entering into sale/leaseback transactions and entering into consolidations or mergers.

Short-Term Borrowings

Revolving Credit Facility

As of March 31, 2017, we had $120.0 million of revolving credit facility principal outstanding under our 2015 Credit Agreement with a weighted average annual interest rate of 4.0% and which was included in short-term borrowings in the accompanying consolidated balance sheets.  As of March 31, 2017, letters of credit totaling $2.0 million were outstanding under our revolving credit facility.  These letters of credit, which reduce the amount we may borrow under our revolving credit facility, were primarily issued in the ordinary course of business.  As of December 31, 2016, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million.

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

During the three months ended March 31, 2017, we had a maximum of $1.3 billion of warehouse lines of credit principal outstanding. As of March 31, 2017 and December 31, 2016, we had $671.5 million and $1.3 billion, respectively, of warehouse lines of credit principal outstanding, which are included in short-term borrowings in the accompanying consolidated balance sheets. Additionally, we had $685.1 million and $1.3 billion of mortgage loans held for sale (warehouse receivables) as of March 31, 2017 and December 31, 2016, respectively, included in the accompanying consolidated balance sheets, which substantially represented mortgage loans funded through the lines of credit that were either under commitment to be purchased by Federal Home Loan Mortgage Corporation (Freddie Mac) or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Government National Mortgage Association (Ginnie Mae) mortgage backed securities that will be secured by the underlying loans.

7.	Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business.  We believe that any losses in excess of the amounts accrued therefor as liabilities on our financial

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

statements are unlikely to be significant, but litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.

In January 2008, CBRE Multifamily Capital, Inc. (CBRE MCI), a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $17.4 billion at March 31, 2017. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2017 and December 31, 2016, CBRE MCI had a $48.0 million and a $45.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $29.6 million and $28.2 million, respectively, of loan loss accruals.  Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $552.9 million (including $334.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2017.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program.  Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations.  These obligations are for the period from origination of the loan to the securitization date.  CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered.  As of March 31, 2017, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $59.0 million as of March 31, 2017, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases.  CBRE MCI’s letters of credit totaling $53.0 million as of March 31, 2017 referred to in the preceding paragraphs represented the majority of the $59.0 million outstanding letters of credit as of such date.  The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through April 2018.

We had guarantees totaling $56.2 million as of March 31, 2017, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $56.2 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2017, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business.  Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget.  However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees.  These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of March 31, 2017, we had aggregate commitments of $24.2 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2017, we had committed to fund $23.4 million of additional capital to these unconsolidated subsidiaries.

8.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended
	March 31,
	2017	2016
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$129,597	$82,167
Weighted average shares outstanding for basic income per share	336,907,836	333,992,935
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.38	$0.25
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$129,597	$82,167
Weighted average shares outstanding for basic income per share	336,907,836	333,992,935
Dilutive effect of contingently issuable shares	2,774,785	3,469,041
Dilutive effect of stock options	7,958	44,256
Weighted average shares outstanding for diluted income per share	339,690,579	337,506,232
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.38	$0.24

For the three months ended March 31, 2017 and 2016, 1,170,967 and 1,562,323, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

9.	Segments

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our Global Investment Management business provides investment management services to clients seeking to generate returns and diversification through direct and indirect investments in real estate in North America, Europe and Asia Pacific.

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016 (1)
Revenue
Americas	$1,692,646	$1,587,875
EMEA	844,188	840,347
Asia Pacific	341,145	311,359
Global Investment Management	89,566	90,380
Development Services	13,659	16,773
Total revenue	$2,981,204	$2,846,734
Adjusted EBITDA
Americas	$220,400	$187,214
EMEA	33,864	27,811
Asia Pacific	20,281	12,868
Global Investment Management	25,859	22,915
Development Services	2,804	31,875
Total Adjusted EBITDA	$303,208	$282,683

(1)

In 2017, we changed the presentation of the operating results of one of our emerging businesses among our regional services reporting segments.  Prior year amounts have been reclassified to conform with the current-year presentation.  This change had no impact on our consolidated results.

Adjusted EBITDA is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing performance of each segment.  EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016 (1)
Net income attributable to CBRE Group, Inc.	$129,597	$82,167
Add:
Depreciation and amortization	94,037	86,994
Interest expense	34,010	34,790
Provision for income taxes	51,273	50,125
Less:
Interest income	2,411	1,459
EBITDA	306,506	252,617
Adjustments:
Integration and other costs related to acquisitions	11,943	17,173
Cost-elimination expenses (2)	-	12,403
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(15,241)	490
Adjusted EBITDA	$303,208	$282,683

(1)

In 2017, we changed the presentation of the operating results of one of our emerging businesses among our regional services reporting segments.  Prior year amounts have been reclassified to conform with the current-year presentation.  This change had no impact on our consolidated results.

(2)

Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the three months ended March 31, 2016 consisted of $11.8 million of severance costs related to headcount reductions in connection with the program and $0.6 million of third-party contract termination costs.

10.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016 and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor			Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$8,678	$40,252	$484,344	$	−	$533,281
Restricted cash	—	—	4,968	54,078		—	59,046
Receivables, net	—	—	996,102	1,503,013		—	2,499,115
Warehouse receivables (1)	—	—	350,501	334,632		—	685,133
Income taxes receivable	—	1,375	11,630	43,808		(1,375)	55,438
Prepaid expenses	—	−	84,874	127,462		—	212,336
Other current assets	—	1,302	73,776	126,033		—	201,111
Total Current Assets	7	11,355	1,562,103	2,673,370		(1,375)	4,245,460
Property and equipment, net	—	—	384,136	167,497		—	551,633
Goodwill	—	—	1,682,177	1,337,408		—	3,019,585
Other intangible assets, net	—	—	778,857	624,405		—	1,403,262
Investments in unconsolidated subsidiaries	—	—	196,497	45,989		—	242,486
Investments in consolidated subsidiaries	4,427,377	4,429,140	2,421,387	—		(11,277,904)	—
Intercompany loan receivable	—	2,653,458	700,000	—		(3,353,458)	—
Deferred tax assets, net	—	—	52,861	94,653		(52,861)	94,653
Other assets, net	—	20,921	243,284	105,828		−	370,033
Total Assets	$4,427,384	$7,114,874	$8,021,302	$5,049,150		$(14,685,598)	$9,927,112
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$7,275	$381,816	$931,493		$—	$1,320,584
Compensation and employee benefits payable	—	626	345,922	373,419		—	719,967
Accrued bonus and profit sharing	—	—	210,041	257,676		—	467,717
Income taxes payable	109	—	79,086	32,074		(1,375)	109,894
Short-term borrowings:						—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase) (1)	—	—	344,831	326,622		—	671,453
Revolving credit facility	—	120,000	—	—		—	120,000
Other	—	—	16	—		—	16
Total short-term borrowings	—	120,000	344,847	326,622		—	791,469
Current maturities of long-term debt	—	-	—	12		—	12
Other current liabilities	—	1,833	41,942	19,762		—	63,537
Total Current Liabilities	109	129,734	1,403,654	1,941,058		(1,375)	3,473,180
Long-Term Debt, net:
Long-term debt, net	—	2,549,256	—	2		—	2,549,258
Intercompany loan payable	1,215,330	—	1,886,440	251,688		(3,353,458)	−
Total Long-Term Debt, net	1,215,330	2,549,256	1,886,440	251,690		(3,353,458)	2,549,258
Deferred tax liabilities, net	—	—	—	131,003		(52,861)	78,142
Non-current tax liabilities	—	—	38,673	2,097		—	40,770
Other liabilities	—	8,507	263,395	255,621		—	527,523
Total Liabilities	1,215,439	2,687,497	3,592,162	2,581,469		(3,407,694)	6,668,873
Commitments and contingencies	—	—	—	—		—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	3,211,945	4,427,377	4,429,140	2,421,387		(11,277,904)	3,211,945
Non-controlling interests	—	—	—	46,294		—	46,294
Total Equity	3,211,945	4,427,377	4,429,140	2,467,681		(11,277,904)	3,258,239
Total Liabilities and Equity	$4,427,384	$7,114,874	$8,021,302	$5,049,150		$(14,685,598)	$9,927,112

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan Chase Bank, N.A. (JP Morgan), Bank of America (BofA), TD Bank, N.A. (TD Bank), Fannie Mae ASAP and Capital One, N.A. (Capital One) lines of credit are pledged to JP Morgan, BofA, TD Bank, Fannie Mae and Capital One.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor			Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$16,889	$264,121	$481,559	$	−	$762,576
Restricted cash	—	—	6,967	61,869		—	68,836
Receivables, net	—	—	943,028	1,662,574		—	2,605,602
Warehouse receivables (1)	—	—	687,454	588,593		—	1,276,047
Income taxes receivable	1,915	17,364	8,170	37,456		(19,279)	45,626
Prepaid expenses	—	—	78,296	105,811		—	184,107
Other current assets	—	1,421	64,576	113,659		—	179,656
Total Current Assets	1,922	35,674	2,052,612	3,051,521		(19,279)	5,122,450
Property and equipment, net	—	—	395,749	165,007		—	560,756
Goodwill	—	—	1,669,683	1,311,709		—	2,981,392
Other intangible assets, net	—	—	793,525	617,514		—	1,411,039
Investments in unconsolidated subsidiaries	—	—	189,455	42,783		—	232,238
Investments in consolidated subsidiaries	4,226,629	4,076,265	2,314,549	—		(10,617,443)	—
Intercompany loan receivable	—	2,684,421	700,000	—		(3,384,421)	—
Deferred tax assets, net	—	—	72,325	90,334		(57,335)	105,324
Other assets, net	—	22,229	240,707	103,452		—	366,388
Total Assets	$4,228,551	$6,818,589	$8,428,605	$5,382,320		$(14,078,478)	$10,779,587
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$30,049	$409,470	$1,006,919		$—	$1,446,438
Compensation and employee benefits payable	—	626	402,719	369,577		—	772,922
Accrued bonus and profit sharing	—	—	506,715	383,606		—	890,321
Income taxes payable	—	—	40,946	36,684		(19,279)	58,351
Short-term borrowings:						—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase) (1)	—	—	680,473	574,180		—	1,254,653
Other	—	—	16	—		—	16
Total short-term borrowings	—	—	680,489	574,180		—	1,254,669
Current maturities of long-term debt	—	—	—	11		—	11
Other current liabilities	—	—	81,590	21,127		—	102,717
Total Current Liabilities	—	30,675	2,121,929	2,392,104		(19,279)	4,525,429
Long-Term Debt, net:
Long-term debt, net	—	2,548,123	—	3		—	2,548,126
Intercompany loan payable	1,214,064	—	1,916,675	253,682		(3,384,421)	—
Total Long-Term Debt, net	1,214,064	2,548,123	1,916,675	253,685		(3,384,421)	2,548,126
Deferred tax liabilities, net	—	—	—	128,054		(57,335)	70,719
Non-current tax liabilities	—	—	53,422	620		—	54,042
Other liabilities	—	13,162	260,314	250,550		—	524,026
Total Liabilities	1,214,064	2,591,960	4,352,340	3,025,013		(3,461,035)	7,722,342
Commitments and contingencies	—	—	—	—		—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	3,014,487	4,226,629	4,076,265	2,314,549		(10,617,443)	3,014,487
Non-controlling interests	—	—	—	42,758		—	42,758
Total Equity	3,014,487	4,226,629	4,076,265	2,357,307		(10,617,443)	3,057,245
Total Liabilities and Equity	$4,228,551	$6,818,589	$8,428,605	$5,382,320		$(14,078,478)	$10,779,587

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under BofA, Fannie Mae ASAP, JP Morgan, Capital One and TD Bank lines of credit are pledged to BofA, Fannie Mae, JP Morgan, Capital One and TD Bank.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor			Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations		Total
Revenue	$—	$—	$1,563,066	$1,418,138	$	−	$2,981,204
Costs and expenses:
Cost of services	—	—	1,070,384	1,016,695		—	2,087,079
Operating, administrative and other	(284)	349	315,756	290,410		—	606,231
Depreciation and amortization	—	—	56,730	37,307		—	94,037
Total costs and expenses	(284)	349	1,442,870	1,344,412		—	2,787,347
Gain on disposition of real estate	—	—	226	1,159		—	1,385
Operating income (loss)	284	(349)	120,422	74,885		—	195,242
Equity income from unconsolidated subsidiaries	—	—	14,370	648		—	15,018
Other income	—	—	414	3,701		—	4,115
Interest income	—	29,901	1,647	764		(29,901)	2,411
Interest expense	—	33,146	22,148	8,617		(29,901)	34,010
Royalty and management service (income) expense	—	—	(5,802)	5,802		—	—
Income from consolidated subsidiaries	129,422	131,641	41,989	—		(303,052)	—
Income before provision for (benefit of) income taxes	129,706	128,047	162,496	65,579		(303,052)	182,776
Provision for (benefit of) income taxes	109	(1,375)	30,855	21,684		—	51,273
Net income	129,597	129,422	131,641	43,895		(303,052)	131,503
Less: Net income attributable to non-controlling interests	—	—	—	1,906		—	1,906
Net income attributable to CBRE Group, Inc.	$129,597	$129,422	$131,641	$41,989		$(303,052)	$129,597

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$—	$1,497,499	$1,349,235	$—	$2,846,734
Costs and expenses:
Cost of services	—	—	1,024,563	989,050	—	2,013,613
Operating, administrative and other	1,426	7,524	342,870	291,546	—	643,366
Depreciation and amortization	—	—	54,731	32,263	—	86,994
Total costs and expenses	1,426	7,524	1,422,164	1,312,859	—	2,743,973
Gain on disposition of real estate	—	—	3,659	1,160	—	4,819
Operating (loss) income	(1,426)	(7,524)	78,994	37,536	—	107,580
Equity income from unconsolidated subsidiaries	—	—	56,265	1,036	—	57,301
Other (loss) income	—	—	(432)	3,647	—	3,215
Interest income	—	32,473	917	542	(32,473)	1,459
Interest expense	—	33,627	24,583	9,053	(32,473)	34,790
Royalty and management service (income) expense	—	—	(7,428)	7,428	−	—
Income from consolidated subsidiaries	83,047	88,400	3,532	—	(174,979)	—
Income before (benefit of) provision for income taxes	81,621	79,722	122,121	26,280	(174,979)	134,765
(Benefit of) provision for income taxes	(546)	(3,325)	33,721	20,275	—	50,125
Net income	82,167	83,047	88,400	6,005	(174,979)	84,640
Less: Net income attributable to non-controlling interests	—	—	—	2,473	—	2,473
Net income attributable to CBRE Group, Inc.	$82,167	$83,047	$88,400	$3,532	$(174,979)	$82,167

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$129,597	$129,422	$131,641	$43,895	$(303,052)	$131,503
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	51,089	—	51,089
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,508	—	—	—	1,508
Unrealized gains on interest rate swaps, net	—	294	—	—	—	294
Unrealized holding gains on available for sale securities, net	—	—	829	94	—	923
Other, net	(5)	—	(1)	—	—	(6)
Total other comprehensive (loss) income	(5)	1,802	828	51,183	—	53,808
Comprehensive income	129,592	131,224	132,469	95,078	(303,052)	185,311
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,927	—	1,927
Comprehensive income attributable to CBRE Group, Inc.	$129,592	$131,224	$132,469	$93,151	$(303,052)	$183,384

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$82,167	$83,047	$88,400	$6,005	$(174,979)	$84,640
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	16,594	—	16,594
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,743	—	—	—	1,743
Unrealized losses on interest rate swaps, net	—	(2,909)	—	—	—	(2,909)
Unrealized holding (losses) gains on available for sale securities, net	—	—	(1,089)	160	—	(929)
Other, net	—	—	(57)	−	—	(57)
Total other comprehensive (loss) income	—	(1,166)	(1,146)	16,754	—	14,442
Comprehensive income	82,167	81,881	87,254	22,759	(174,979)	99,082
Less: Comprehensive income attributable to non-controlling interests	—	—	—	2,595	—	2,595
Comprehensive income attributable to CBRE Group, Inc.	$82,167	$81,881	$87,254	$20,164	$(174,979)	$96,487

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$17,610	$(6,445)	$(326,667)	$(26,528)	$(342,030)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17,095)	(6,640)	(23,735)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	—	—	(20,578)	(626)	(21,204)
Contributions to unconsolidated subsidiaries	—	—	(11,086)	(3,481)	(14,567)
Distributions from unconsolidated subsidiaries	—	—	15,796	199	15,995
Proceeds from the sale of servicing rights and other assets	—	—	6,009	5,356	11,365
Decrease in restricted cash	—	—	1,999	8,464	10,463
Purchase of available for sale securities	—	—	(7,289)	—	(7,289)
Proceeds from the sale of available for sale securities	—	—	7,220	—	7,220
Other investing activities, net	—	—	1,275	(48)	1,227
Net cash (used in) provided by investing activities	—	—	(23,749)	3,224	(20,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	266,000	—	—	266,000
Repayment of revolving credit facility	—	(146,000)	—	—	(146,000)
Repayment of notes payable on real estate held for investment	—	-	—	(435)	(435)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,711	1,711
Repayment of notes payable on real estate held for sale and under development	—	—	—	(2,744)	(2,744)
Units repurchased for payment of taxes on equity awards	(1,900)	—	—	—	(1,900)
Non-controlling interest contributions	—	—	—	1,574	1,574
Non-controlling interest distributions	—	—	—	(744)	(744)
(Increase) decrease in intercompany receivables, net	(16,020)	(121,766)	126,547	11,239	—
Other financing activities, net	310	—	—	(2)	308
Net cash (used in) provided by financing activities	(17,610)	(1,766)	126,547	10,599	117,770
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	15,490	15,490
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(8,211)	(223,869)	2,785	(229,295)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	7	16,889	264,121	481,559	762,576
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7	$8,678	$40,252	$484,344	$533,281
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$51,987	$—	$40	$52,027
Income taxes, net	$—	$—	$5,176	$32,157	$37,333

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$38,715	$(14,370)	$(350,009)	$(2,976)	$(328,640)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(23,730)	(9,738)	(33,468)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	—	(21,900)	—	(21,900)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill	—	—	(1,143)	(2,155)	(3,298)
Contributions to unconsolidated subsidiaries	—	—	(10,832)	(91)	(10,923)
Distributions from unconsolidated subsidiaries	—	—	54,420	1,151	55,571
Proceeds from the sale of servicing rights and other assets	—	—	3,739	1,864	5,603
Decrease in restricted cash	—	—	3,254	6,517	9,771
Purchase of available for sale securities	—	—	(7,716)	—	(7,716)
Proceeds from the sale of available for sale securities	—	—	9,969	—	9,969
Other investing activities, net	—	—	(2,303)	—	(2,303)
Net cash provided by (used in) investing activities	—	—	3,758	(2,452)	1,306
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(5,625)	—	—	(5,625)
Proceeds from revolving credit facility	—	565,000	—	—	565,000
Repayment of revolving credit facility	—	(285,000)	—	—	(285,000)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	12,427	12,427
Repayment of notes payable on real estate held for sale and under development	—	—	—	(4,102)	(4,102)
Units repurchased for payment of taxes on equity awards	(4,252)	—	—	−	(4,252)
Non-controlling interest contributions	—	—	—	27	27
Non-controlling interest distributions	—	—	—	(1,138)	(1,138)
Payment of financing costs	—	(4,677)	—	(110)	(4,787)
(Increase) decrease in intercompany receivables, net	(34,640)	(260,391)	251,072	43,959	—
Other financing activities, net	177	—	—	(413)	(236)
Net cash (used in) provided by financing activities	(38,715)	9,307	251,072	50,650	272,314
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	3,846	3,846
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,063)	(95,179)	49,068	(51,174)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	8,479	147,410	384,509	540,403
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$3,416	$52,231	$433,577	$489,229
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$53,924	$—	$281	$54,205
Income taxes, net	$—	$—	$63,648	$19,330	$82,978

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2017 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2016.  Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

We are the world’s largest commercial real estate services and investment firm, based on 2016 revenue, with leading full-service operations in major metropolitan areas throughout the world. We provide services in the office, retail, industrial, multifamily and hotel sectors of commercial real estate. As of December 31, 2016, we operated in approximately 450 offices worldwide with more than 75,000 employees, excluding independent affiliates, providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage brokerage, loan origination and servicing), real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and from commissions on transactions. We have been included in the Fortune 500 since 2008 (ranking #259 in 2016) and among the Fortune Most Admired Companies in the real estate sector for five consecutive years, including 2017.  In 2016, we were ranked by Forbes as the 15th best employer in America, and the International Association of Outsourcing Professionals (IAOP) has ranked us among the top few outsourcing service providers across all industries for six consecutive years, including 2017. Additionally, we were one of only two companies to be ranked in the top 12 in the Barron’s 500, which evaluates companies on growth and financial performance, in each of 2014, 2015 and 2016.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts.  The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable.  Actual results may differ from those estimates.  Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.  A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to these policies as of March 31, 2017.

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

Commercial real estate markets, most particularly in the United States, have been marked by increased demand for space, falling vacancies and higher rents since 2010.  During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, low-cost credit availability and increased acceptance of commercial real estate as an institutional asset class. Property sales volumes slowed in 2016 and early 2017 following several years of strong growth; however, the market has remained active.  Commercial mortgage services activity has remained strong, driven by lower interest rates and a favorable lending environment.  The U.S. Government Sponsored Enterprises (GSEs) continue to be a significant channel for debt capital for multi-family properties.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth.  Sales and leasing activity in continental Europe has improved significantly across most of Europe for much of the past two-plus years.  In the United Kingdom, uncertainty in the immediate aftermath of the referendum to leave the European Union, commonly referred to as “Brexit,” has given way to improved sentiment, though transaction levels remain relatively weak and concerns remain about the separation process.

In Asia Pacific, the performance of real estate leasing and investment markets has varied from country to country.  Leasing and investment market activity picked up noticeably in several countries in late 2016 and early 2017, and local capital from the Asia-Pacific region continues to migrate to other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate.  Real estate equity securities have been pressured by a shift in investor preferences from active to passive portfolio strategies and concerns about potentially higher interest rates.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings.  The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest.  During 2016, we acquired our independent affiliate in Norway, a London-based retail property advisor specializing in the luxury goods retail sector and a leading provider of retail project management, shopping center development and tenant coordination services in the United States.  We also made an equity investment in a property services firm in Malaysia, acquiring a 49% interest.  During the three months ended March 31, 2017, we acquired a leading Software as a Service (SaaS) platform that produces scalable interactive visualization technologies for commercial real estate and a technology-enabled national boutique commercial real estate finance and consulting firm in the United States. In addition, in April 2017 we acquired a technology company that provides mobile and SaaS technology solutions for facilities management operations.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2017, we have accrued deferred consideration totaling $85.4 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the three months ended March 31, 2017, approximately 46% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended March 31,
	2017		2016
United States dollar	$1,616,872	54.2%	$1,541,436	54.1%
British pound sterling	436,288	14.6%	471,928	16.6%
euro	332,118	11.1%	312,570	11.0%
Australian dollar	72,994	2.4%	65,419	2.3%
Canadian dollar	70,144	2.4%	55,956	2.0%
Indian rupee	66,572	2.2%	53,703	1.9%
Singapore dollar	51,206	1.7%	36,226	1.3%
Chinese yuan	48,203	1.6%	46,569	1.6%
Japanese yen	39,522	1.3%	47,423	1.7%
Swiss franc	35,329	1.2%	30,762	1.1%
Hong Kong dollar	25,184	0.8%	20,831	0.7%
Brazilian real	18,651	0.6%	13,554	0.5%
Mexican peso	18,943	0.6%	17,078	0.6%
Danish krone	17,708	0.6%	14,628	0.5%
Swedish krona	13,480	0.5%	11,557	0.4%
Polish zloty	11,397	0.4%	14,559	0.5%
Thai baht	10,170	0.3%	8,556	0.3%
Other currencies	96,423	3.5%	83,979	2.9%
Total revenue	$2,981,204	100.0%	$2,846,734	100.0%

Although we operate globally, we report our results in U.S. dollars.  As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results.  For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2017, the net impact would have been an increase in pre-tax income of $0.8 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2017, the net impact would have been an increase in pre-tax income of $0.5 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

For the past several years, we have entered into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.  As of March 31, 2017, we had no foreign currency exchange forward contracts outstanding as we made the decision to let our program expire at the end of 2016.  Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net losses of $7.5 million from foreign currency exchange forward contracts, which hedged foreign currency denominated EBITDA for the three months ended March 31, 2016. We do not intend to hedge our foreign currency denominated EBITDA in 2017.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
Revenue:
Fee revenue (1)	$1,921,075	64.4%	$1,836,375	64.5%
Pass through costs also recognized as revenue	1,060,129	35.6%	1,010,359	35.5%
Total revenue	2,981,204	100.0%	2,846,734	100.0%
Costs and expenses:
Cost of services	2,087,079	70.0%	2,013,613	70.7%
Operating, administrative and other	606,231	20.3%	643,366	22.6%
Depreciation and amortization	94,037	3.2%	86,994	3.1%
Total costs and expenses	2,787,347	93.5%	2,743,973	96.4%
Gain on disposition of real estate	1,385	-	4,819	0.2%
Operating income	195,242	6.5%	107,580	3.8%
Equity income from unconsolidated subsidiaries	15,018	0.5%	57,301	2.0%
Other income	4,115	0.1%	3,215	0.1%
Interest income	2,411	0.1%	1,459	0.1%
Interest expense	34,010	1.1%	34,790	1.3%
Income before provision for income taxes	182,776	6.1%	134,765	4.7%
Provision for income taxes	51,273	1.7%	50,125	1.7%
Net income	131,503	4.4%	84,640	3.0%
Less: Net income attributable to non-controlling interests	1,906	0.1%	2,473	0.1%
Net income attributable to CBRE Group, Inc.	$129,597	4.3%	$82,167	2.9%
EBITDA	$306,506	10.3%	$252,617	8.9%
Adjusted EBITDA	$303,208	10.2%	$282,683	9.9%

(1)	Certain adjustments have been made to 2016 fee revenue to conform with current-year presentation.

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

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to CBRE Group, Inc.	$129,597	$82,167
Add:
Depreciation and amortization	94,037	86,994
Interest expense	34,010	34,790
Provision for income taxes	51,273	50,125
Less:
Interest income	2,411	1,459
EBITDA	306,506	252,617
Adjustments:
Integration and other costs related to acquisitions	11,943	17,173
Cost-elimination expenses (1)	-	12,403
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(15,241)	490
Adjusted EBITDA	$303,208	$282,683

(1)

Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the three months ended March 31, 2016 consisted of $11.8 million of severance costs related to headcount reductions in connection with the program and $0.6 million of third-party contract termination costs.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

We reported consolidated net income of $129.6 million for the three months ended March 31, 2017 on revenue of $3.0 billion as compared to consolidated net income of $82.2 million on revenue of $2.8 billion for the three months ended March 31, 2016.

Our revenue on a consolidated basis for the three months ended March 31, 2017 increased by $134.5 million, or 4.7%, as compared to the three months ended March 31, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 8.2%), as well as increased leasing (up 4.2%), sales (up 6.3%) and commercial mortgage brokerage (up 13.6%) activity.  These increases were partially offset by foreign currency translation, which had a $67.3 million negative impact on total revenue during the three months ended March 31, 2017, primarily driven by weakness in the British pound sterling.

Our cost of services on a consolidated basis increased by $73.5 million, or 3.6%, during the three months ended March 31, 2017 as compared to same period in 2016.  This increase was primarily due to higher costs associated with our occupier outsourcing business.  In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. These increases were partially offset by foreign currency translation, which had a $53.9 million positive impact on cost of services during the three months ended March 31, 2017.  Cost of services as a percentage of revenue decreased from 70.7% for the three months ended March 31, 2016 to 70.0% for the three months ended March 31, 2017, primarily driven by higher transaction revenue in certain countries that have a fixed compensation structure.

Our operating, administrative and other expenses on a consolidated basis decreased by $37.1 million, or 5.8%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The decrease was mostly driven by lower net carried interest expense, reduced bonus expense (primarily in our Development Services segment) and lower integration costs associated with the GWS Acquisition.  In addition, we incurred $7.8 million of costs in 2016 in connection with our cost-elimination project that did not recur in the current year.  Foreign currency had a net $14.9 million positive impact on total operating expenses during the three months ended March 31, 2017, including $4.1 million of favorable foreign currency transaction activity over the same period in the prior year (much of which related to hedging losses incurred in the prior year, which did not recur in the current year given that we discontinued our hedging program at the end of 2016), and a $10.8 million positive impact from foreign currency translation.  Operating expenses as a percentage of revenue decreased from 22.6% for the three months ended March 31, 2016 to 20.3% for the three months ended March 31, 2017, primarily driven by the aforementioned lower costs incurred in the current-year quarter as well as the positive impact from foreign currency.

Our depreciation and amortization expense on a consolidated basis increased by $7.0 million, or 8.1%, during the three months ended March 31, 2017 as compared to the same period in 2016.  This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $42.3 million, or 73.8%, for the three months ended March 31, 2017 as compared to the same period in 2016, primarily driven by lower equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense was relatively consistent at $34.0 million for the three months ended March 31, 2017 versus $34.8 million for the three months ended March 31, 2016.

Our provision for income taxes on a consolidated basis was $51.3 million for the three months ended March 31, 2017 as compared to $50.1 million for the same period in 2016.  Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 28.3% for the three months ended March 31, 2017 compared to 37.9% for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017 was favorably impacted by the resolution of certain tax audits.  In addition, we sustained lower losses in the current three months in jurisdictions where no tax benefit could be provided.

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

The following table summarizes our results of operations by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017		2016 (1)
Americas
Revenue:
Fee revenue	$1,130,653	66.8%	$1,071,058	67.5%
Pass through costs also recognized as revenue	561,993	33.2%	516,817	32.5%
Total revenue	1,692,646	100.0%	1,587,875	100.0%
Costs and expenses:
Cost of services	1,164,677	68.8%	1,103,264	69.5%
Operating, administrative and other	322,315	19.0%	317,799	20.0%
Depreciation and amortization	68,569	4.1%	60,603	3.8%
Operating income	$137,085	8.1%	$106,209	6.7%
EBITDA	$210,722	12.4%	$173,165	10.9%
Adjusted EBITDA	$220,400	13.0%	$187,214	11.8%
EMEA
Revenue:
Fee revenue	$475,735	56.4%	$465,717	55.4%
Pass through costs also recognized as revenue	368,453	43.6%	374,630	44.6%
Total revenue	844,188	100.0%	840,347	100.0%
Costs and expenses:
Cost of services	669,523	79.3%	677,545	80.6%
Operating, administrative and other	143,091	17.0%	148,201	17.6%
Depreciation and amortization	15,570	1.8%	15,000	1.8%
Operating income (loss)	$16,004	1.9%	$(399)	−
EBITDA	$31,731	3.8%	$15,310	1.8%
Adjusted EBITDA	$33,864	4.0%	$27,811	3.3%
Asia Pacific
Revenue:
Fee revenue	$211,462	62.0%	$192,447	61.8%
Pass through costs also recognized as revenue	129,683	38.0%	118,912	38.2%
Total revenue	341,145	100.0%	311,359	100.0%
Costs and expenses:
Cost of services	252,879	74.1%	232,804	74.8%
Operating, administrative and other	68,186	20.0%	67,779	21.8%
Depreciation and amortization	4,314	1.3%	4,183	1.3%
Operating income	$15,766	4.6%	$6,593	2.1%
EBITDA	$20,149	5.9%	$10,731	3.4%
Adjusted EBITDA	$20,281	5.9%	$12,868	4.1%
Global Investment Management
Revenue	$89,566	100.0%	$90,380	100.0%
Costs and expenses:
Operating, administrative and other	51,522	57.5%	72,390	80.1%
Depreciation and amortization	5,039	5.7%	6,620	7.3%
Operating income	$33,005	36.8%	$11,370	12.6%
EBITDA	$41,100	45.9%	$21,536	23.8%
Adjusted EBITDA	$25,859	28.9%	$22,915	25.4%
Development Services
Revenue	$13,659	100.0%	$16,773	100.0%
Costs and expenses:
Operating, administrative and other	21,117	154.6%	37,197	221.8%
Depreciation and amortization	545	4.0%	588	3.4%
Gain on disposition of real estate	1,385	10.1%	4,819	28.7%
Operating loss	$(6,618)	(48.5%)	$(16,193)	(96.5%)
EBITDA and Adjusted EBITDA	$2,804	20.5%	$31,875	190.0%

(1)

In 2017, we changed the presentation of the operating results of one of our emerging businesses among our regional services reporting segments.  Prior year amounts have been reclassified to conform with the current-year presentation.  This change had no impact on our consolidated results.  Additionally, certain adjustments have been made to 2016 fee revenue to conform with current-year presentation.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Americas

Revenue increased by $104.8 million, or 6.6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue, as well as improved sales, leasing and commercial mortgage brokerage activity.  Foreign currency translation had a $1.5 million positive impact on revenue during the three months ended March 31, 2017, primarily driven by strength in the Brazilian real and Canadian dollar, largely offset by weakness in the Mexican peso and Venezuelan bolivar.

Cost of services increased by $61.4 million, or 5.6%, for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to higher costs associated with our occupier outsourcing business.  Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue.  Foreign currency translation had a $0.3 million negative impact on cost of services during the three months ended March 31, 2017. Cost of services as a percentage of revenue was relatively consistent at 69.5% for the three months ended March 31, 2016 versus 68.8% for the three months ended March 31, 2017.

Operating, administrative and other expenses increased by $4.5 million, or 1.4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The increase was partly driven by higher payroll-related costs, including bonuses.  Foreign currency had a $1.7 million negative impact on total operating expenses during the three months ended March 31, 2017, which included a negative impact from foreign currency translation of $1.3 million and unfavorable foreign currency transaction activity, mostly hedging related, of $0.4 million.  These increases were partially offset by the impact of $2.8 million of costs incurred during the first quarter of 2016 as part of our cost-elimination project, which did not recur in the current year.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold.  We also assume or purchase certain servicing assets.  Gains from mortgage servicing rights are initially recorded at fair value within revenue.  Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets.  They are amortized in proportion to and over the estimated period that the servicing income is expected to be received.  In any given period, the net of gains from MSRs less related amortization equals the net non-cash impact to operating income from such activity (Net MSRs). For the three months ended March 31, 2017, Net MSRs decreased $1.4 million over the same period in the prior three months. For the three months ended March 31, 2017, Net MSRs contributed $5.7 million to operating income, consisting of $28.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $22.3 million of amortization of related intangible assets.  For the three months ended March 31, 2016, Net MSRs contributed $7.1 million to operating income, consisting of $24.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $17.2 million of amortization of related intangible assets.

EMEA

Revenue increased by $3.8 million, or 0.5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue, as well as higher sales and leasing activity.  Foreign currency translation had a $68.1 million negative impact on total revenue during the three months ended March 31, 2017, primarily driven by weakness in the British pound sterling.

Cost of services decreased by $8.0 million, or 1.2%, for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to foreign currency translation, which had a $55.4 million positive impact on cost of services.  This was largely offset by higher costs associated with our occupier outsourcing business.  Cost of services as a percentage of revenue decreased from 80.6% for the three months ended March 31, 2016 to 79.3% for the three months ended March 31, 2017, largely due to higher transaction revenue in certain countries that have a fixed compensation structure.

Operating, administrative and other expenses decreased by $5.1 million, or 3.4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  Foreign currency had an $8.9 million net positive impact on total operating expenses during the three months ended March 31, 2017, including an $11.1 million positive impact from foreign currency translation, partially offset by $2.2 million of unfavorable foreign currency transaction activity, part of which related to hedging activities.  In addition, we incurred $3.3 million of costs during the first quarter of 2016 as part of our cost-elimination project, which did not recur in the current year.  These favorable items were partially offset by higher payroll-related costs (including bonuses) in the first quarter of 2017.

Asia Pacific

Revenue increased by $29.8 million, or 9.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing revenue as well as improved leasing activity.  In addition, foreign currency translation had a $2.7 million positive impact on total revenue during the three months ended March 31, 2017, primarily driven by strength in the Australian dollar and Japanese yen, partially offset by weakness in the Chinese yuan.

Cost of services increased by $20.1 million, or 8.6%, for the three months ended March 31, 2017 as compared to the same period in 2016, driven by higher costs associated with our occupier outsourcing business.  In addition, foreign currency translation had a $1.2 million negative impact on cost of services during the three months ended March 31, 2017.  Cost of services as a percentage of revenue was relatively consistent at 74.8% for the three months ended March 31, 2016 and 74.1% for the three months ended March 31, 2017.

Operating, administrative and other expenses increased by $0.4 million, or 0.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  Foreign currency activity had an overall net positive impact of $4.3 million for the three months ended March 31, 2017, due to favorable foreign currency transaction activity of $5.4 million, mostly related to hedging, partially offset by a $1.1 million negative impact from foreign currency translation.

Global Investment Management

Revenue decreased by $0.8 million, or 0.9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Foreign currency translation had a $3.4 million negative impact on total revenue during the three months ended March 31, 2017, primarily driven by weakness in the British pound sterling.  This, coupled with lower asset management and incentive fees, was mostly offset by higher acquisition and disposition fees in the current three months.

Operating, administrative and other expenses decreased by $20.9 million, or 28.8%, for the three months ended March 31, 2017 as compared to the same period in 2016, primarily driven by lower net carried interest expense incurred in the current-year quarter. Additionally, foreign currency had a $3.4 million positive impact on total operating expenses during the three months ended March 31, 2017, which included $1.3 million of favorable foreign currency transaction activity over the same period in the prior year, part of which related to hedging activities as well as a $2.1 million positive impact from foreign currency translation.

A roll forward of our AUM by product type for the three months ended March 31, 2017 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at December 31, 2016	$31.6	$37.5	$17.5	$86.6
Inflows	1.1	1.9	0.5	3.5
Outflows	(2.5)	(1.8)	(2.0)	(6.3)
Market appreciation (depreciation)	1.2	1.2	0.3	2.7
Balance at March 31, 2017	$31.4	$38.8	$16.3	$86.5

AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures.  Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees.  Our assets under management consist of:

•

the total fair market value of the real estate properties and other assets either wholly-owned or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested or to which they have provided financing.  Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM.  The value of development properties is included at estimated completion cost.  In the case of real estate operating companies, the total value of real properties controlled by the companies, generally through joint ventures, is included in AUM; and

•

the net asset value of our managed securities portfolios, including investments (which may be comprised of committed but uncalled capital) in private real estate funds under our fund of funds investments.

Our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue decreased by $3.1 million, or 18.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily driven by lower development fees in the current three months.

Operating, administrative and other expenses decreased by $16.1 million, or 43.2%, for the three months ended March 31, 2017 as compared to the same period in 2016.  This decrease was primarily driven by lower bonuses in the current three months due to lower operating performance (property sales reflected in equity income from unconsolidated subsidiaries and gain on disposition of real estate were significantly higher in the prior-year period).

As of March 31, 2017, development projects in process totaled $5.9 billion, down $1.2 billion from the first quarter of 2016.  The development pipeline totaled $5.1 billion, up $2.0 billion over the past year.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2017 include up to approximately $170 million of anticipated capital expenditures, net of tenant concessions.  During the three months ended March 31, 2017, we incurred $20.0 million of capital expenditures, net of tenant concessions received.  As of March 31, 2017, we had aggregate commitments of $24.2 million to fund future co-investments in our Global Investment Management business, $18.9 million of which is expected to be funded in 2017.  Additionally, as of March 31, 2017, we are committed to fund $23.4 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of March 31, 2017, we had $2.7 billion of borrowings available under our $2.8 billion revolving credit facility.

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

The second long-term liquidity need is the payment of obligations related to acquisitions.  Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions.  As of March 31, 2017 and December 31, 2016, we had accrued $85.4 million ($22.1 million of which was a current liability) and $91.0 million ($29.3 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250 million of our Class A common stock over three years.  The timing of the repurchase and the actual amount repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.  We intend to fund the repurchases, if any, with cash on hand or borrowings under our revolving credit facility.  As of March 31, 2017, the authorization remains unused.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $342.0 million for the three months ended March 31, 2017, an increase of $13.4 million as compared to the three months ended March 31, 2016.  The increase in net cash used by operating activities was primarily due to higher net payments to vendors and greater bonuses paid during the year ended March 31, 2017.  These items were partially offset by improved operating performance as well as lower income taxes paid in the first quarter of 2017.

Investing Activities

Net cash used in investing activities totaled $20.5 million for the three months ended March 31, 2017, as compared to net cash provided by investing activities of $1.3 million for the three months ended March 31, 2016.  This variance was primarily driven by a greater amount of distributions from unconsolidated subsidiaries in the first quarter of 2016 resulting from property sales in our Development Services segment, partially offset by lower capital expenditures in the current-year quarter.

Financing Activities

Net cash provided by financing activities totaled $117.8 million for the three months ended March 31, 2017, a decrease of $154.5 million as compared to the three months ended March 31, 2016.  This decrease was primarily due to lower net borrowings under our revolving credit facility during the three months ended March 31, 2017.

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

Long-Term Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes.  On January 9, 2015, CBRE Services entered into our 2015 Credit Agreement with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Suisse AG. On March 21, 2016, CBRE Services executed an amendment to our 2015 Credit Agreement that, among other things, extended the maturity on our revolving credit facility to March 2021 and increased the borrowing capacity under the revolving credit facility by $200.0 million.

Our 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Our 2015 Credit Agreement currently provides for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.  On November 1, 2016, we prepaid a total of $101.9 million of the 2017 and 2018 required amortization on our senior term loans, which included $59.4 million for the tranche A term loan facility, $28.7 million for the tranche B-1 term loan facility and $13.8 million for the tranche B-2 term loan facility.

In prior years, we also issued 5.00%, 4.875% and 5.25% senior notes that are due in 2023, 2026 and 2025, respectively.  For additional information on all of our long-term debt, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2016 and Note 6 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under our 2015 Credit Agreement and warehouse lines of credit with certain third-party lenders.  For additional information on all of our short-term borrowings, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2016 and Note 6 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”  The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. As of March 31, 2017 and December 31, 2016, the fair values of such interest rate swap agreements were reflected as a $10.3 million liability and a $13.2 million liability, respectively, and were included in current and other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

Off –Balance Sheet Arrangements

Our off-balance sheet arrangements are described in Note 7 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.

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
•

the other factors described elsewhere in this Quarterly Report, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2016, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission.

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The estimated fair value of our senior term loans was approximately $751.4 million at March 31, 2017.  Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $835.5 million, $626.8 million and $452.5 million, respectively, at March 31, 2017.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt.  If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2017, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $1.2 million on pre-tax income and an increase of $1.2 million in cash used in operating activities for the three months ended March 31, 2017.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same.  This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects.  The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by our Deputy Chief Financial Officer and Chief Accounting Officer and other members of our Disclosure Committee.  In addition to our Deputy Chief Financial Officer and Chief Accounting Officer, our Disclosure Committee consists of our General Counsel, our chief communication officer, our corporate controller, our head of Global Assurance and Advisory, our senior officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of March 31, 2017 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 5.	Other Information

The previously filed version of our Amended and Restated By-Laws (the “By-Laws”) inadvertently omitted language from Article II, Section 1 that provides that our Board may not nominate for election to the Board more than one member of the company’s management.  We have refiled the By-Laws with this Form 10-Q in order to correct this and certain other immaterial administrative errors.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/19/2016

3.2	Amended and Restated By-Laws of CBRE Group, Inc.					X

4.1	Form of Class A common stock certificate of CB Richard Ellis Group, Inc.	S-1/A#2	333-112867	4.1	04/30/2004

4.2(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4(a)	05/10/2013

4.2(b)

First Supplemental Indenture, dated as of March 14, 2013, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes Due 2023, including the Form of 5.00% Senior Notes due 2023

		10-Q	001-32205	4.4(b)	05/10/2013

4.2(c)	Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023	8-K	001-32205	4.3	04/16/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.2(d)

Second Supplemental Indenture, dated as of April 10, 2013, between CBRE/LJM- Nevada, Inc., CBRE Consulting, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.00% Senior Notes due 2023

		S-3ASR	333-201126	4.3(c)	12/19/2014
4.2(e)	Second Supplemental Indenture, dated as of September 26, 2014, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025, including the Form of 5.25% Senior Notes due 2025	8-K	001-32205	4.1	09/26/2014

4.2(f)	Third Supplemental Indenture, dated as of December 12, 2014, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the additional issuance of 5.25% Senior Notes due 2025	8-K	001-32205	4.1	12/12/2014

4.2(g)

Form of Supplemental Indenture among certain subsidiary guarantors of CBRE Services, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the 5.25% Senior Notes due 2025

		S-3ASR	333-201126	4.3(h)	12/19/2014

4.2(h)	Fourth Supplemental Indenture, dated as of August 13, 2015, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026, including the Form of 4.875% Senior Notes due 2026	8-K	001-32205	4.2	08/13/2015

4.2(i)	Fifth Supplemental Indenture, dated as of September 25, 2015, between CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, the 5.25% Senior Notes due 2025 and the 4.875% Senior Notes due 2026	8-K	001-32205	4.1	09/25/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.2(j)	Securityholders’ Agreement, dated as of July 20, 2001 (“Securityholders’ Agreement”), by and among, CB Richard Ellis Group, Inc., CB Richard Ellis Services, Inc., Blum Strategic Partners, L.P., Blum Strategic Partners II, L.P., Blum Strategic Partners II GmbH & Co. KG, FS Equity Partners III, L.P., FS Equity Partners International, L.P., Credit Suisse First Boston Corporation, DLJ Investment Funding, Inc., The Koll Holding Company, Frederic V. Malek, the management investors named therein and the other persons from time to time party thereto	SC-13D	005-61805	3	07/30/2001

4.2(k)

Amendment and Waiver to Securityholders’ Agreement, dated as of April 14, 2004, by and among, CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc. and the other parties to the Securityholders’ Agreement

		S-1/A	333-112867	4.2(b)	04/30/2004

4.2(l)

Second Amendment and Waiver to Securityholders’ Agreement, dated as of November 24, 2004, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc. and certain of the other parties to the Securityholders’ Agreement

		S-1/A	333-120445	4.2(c)	11/24/2004

4.2(m)	Third Amendment and Waiver to Securityholders’ Agreement, dated as of August 1, 2005, by and among CB Richard Ellis Services, Inc., CB Richard Ellis Group, Inc. and certain of the other parties to the Securityholders’ Agreement	8-k	001-32205	4.1	08/02/2005

4.2(n)	Final Amendment Agreement, dated as of March 22, 2017, by and among CBRE Group, Inc., CBRE Services, Inc. and the other parties thereto	8-k	001-32205	4.1	03/24/2017

11	Statement concerning Computation of Per Share Earnings (filed as Note 8 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

•

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

CBRE GROUP, INC.

Date: May 10, 2017	/s/ James R. Groch
James R. Groch
Chief Financial Officer (principal financial officer)

Date: May 10, 2017	/s/ Gil Borok
Gil Borok
Chief Accounting Officer (principal accounting officer)