Form 10-Q
period 2017-06-30
CBRE GROUP, INC.
filed 2017-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Class A common stock outstanding at July 31, 2017 was 337,935,219.

FORM 10-Q

June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$535,681	$762,576
Restricted cash	74,720	68,836
Receivables, less allowance for doubtful accounts of $46,221 and $39,469 at June 30, 2017 and December 31, 2016, respectively	2,653,346	2,605,602
Warehouse receivables	1,069,889	1,276,047
Income taxes receivable	55,593	45,626
Prepaid expenses	235,717	184,107
Other current assets	199,390	179,656
Total Current Assets	4,824,336	5,122,450
Property and equipment, net	556,480	560,756
Goodwill	3,095,980	2,981,392
Other intangible assets, net of accumulated amortization of $884,737 and $771,673 at June 30, 2017 and December 31, 2016, respectively	1,398,757	1,411,039
Investments in unconsolidated subsidiaries	246,715	232,238
Deferred tax assets, net	96,272	105,324
Other assets, net	387,678	366,388
Total Assets	$10,606,218	$10,779,587
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,427,401	$1,446,438
Compensation and employee benefits payable	673,510	772,922
Accrued bonus and profit sharing	543,982	890,321
Income taxes payable	41,796	58,351
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase)	1,054,970	1,254,653
Other	16	16
Total short-term borrowings	1,054,986	1,254,669
Current maturities of long-term debt	11	11
Other current liabilities	55,864	102,717
Total Current Liabilities	3,797,550	4,525,429
Long-term debt, net of current maturities	2,550,404	2,548,126
Deferred tax liabilities, net	96,780	70,719
Non-current tax liabilities	32,427	54,042
Other liabilities	546,031	524,026
Total Liabilities	7,023,192	7,722,342
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 337,929,771 and 337,279,449 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3,379	3,373
Additional paid-in capital	1,199,559	1,145,226
Accumulated earnings	2,983,668	2,656,906
Accumulated other comprehensive loss	(646,913)	(791,018)
Total CBRE Group, Inc. Stockholders’ Equity	3,539,693	3,014,487
Non-controlling interests	43,333	42,758
Total Equity	3,583,026	3,057,245
Total Liabilities and Equity	$10,606,218	$10,779,587

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$3,342,215	$3,207,537	$6,323,419	$6,054,271
Costs and expenses:
Cost of services	2,318,562	2,254,233	4,405,641	4,267,846
Operating, administrative and other	712,374	680,442	1,318,605	1,323,808
Depreciation and amortization	100,386	90,268	194,423	177,262
Total costs and expenses	3,131,322	3,024,943	5,918,669	5,768,916
Gain on disposition of real estate	11,298	-	12,683	4,819
Operating income	222,191	182,594	417,433	290,174
Equity income from unconsolidated subsidiaries	75,384	34,929	90,402	92,230
Other income	3,186	3,882	7,301	7,097
Interest income	1,427	3,066	3,838	4,525
Interest expense	35,430	36,987	69,440	71,777
Income before provision for income taxes	266,758	187,484	449,534	322,249
Provision for income taxes	68,362	64,039	119,635	114,164
Net income	198,396	123,445	329,899	208,085
Less: Net income attributable to non- controlling interests	1,231	1,777	3,137	4,250
Net income attributable to CBRE Group, Inc.	$197,165	$121,668	$326,762	$203,835
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.59	$0.36	$0.97	$0.61
Weighted average shares outstanding for basic income per share	336,975,149	335,076,746	336,941,681	334,534,841
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.58	$0.36	$0.96	$0.60
Weighted average shares outstanding for diluted income per share	340,882,603	338,080,641	340,214,246	337,797,887

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$198,396	$123,445	$329,899	$208,085
Other comprehensive income (loss):
Foreign currency translation gain (loss)	88,347	(102,308)	139,436	(85,714)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,380	1,733	2,888	3,476
Unrealized (losses) gains on interest rate swaps, net of tax	(217)	(1,206)	77	(4,115)
Unrealized holding gains on available for sale securities, net of tax	977	1,574	1,900	645
Other, net	(10)	(702)	(16)	(759)
Total other comprehensive income (loss)	90,477	(100,909)	144,285	(86,467)
Comprehensive income	288,873	22,536	474,184	121,618
Less: Comprehensive income attributable to non-controlling interests	1,390	1,694	3,317	4,289
Comprehensive income attributable to CBRE Group, Inc.	$287,483	$20,842	$470,867	$117,329

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,899	$208,085
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	194,423	177,262
Amortization of financing costs	4,912	5,204
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(80,893)	(73,404)
Net realized and unrealized gains from investments	(7,301)	(7,097)
Equity income from unconsolidated subsidiaries	(90,402)	(92,230)
Provision for doubtful accounts	5,578	4,926
Compensation expense for equity awards	48,283	28,554
Proceeds from sale of mortgage loans	7,071,928	6,748,833
Origination of mortgage loans	(6,848,102)	(5,821,981)
Decrease in warehouse lines of credit	(199,683)	(911,486)
Distribution of earnings from unconsolidated subsidiaries	12,981	14,544
Tenant concessions received	7,436	2,339
Purchase of trading securities	(43,525)	(57,985)
Proceeds from sale of trading securities	34,476	62,497
Decrease in receivables	60,947	71,666
Increase in prepaid expenses and other assets	(88,576)	(74,672)
Decrease in real estate held for sale and under development	9,787	4,440
Decrease in accounts payable and accrued expenses	(55,029)	(111,699)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(487,997)	(332,454)
Increase in income taxes receivable/payable	(47,384)	(53,095)
(Decrease) increase in other liabilities	(7,067)	21,122
Other operating activities, net	(15,428)	(23,386)
Net cash used in operating activities	(190,737)	(210,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,863)	(79,058)
Acquisition of businesses (other than Global Workplace Solutions (GWS)), including net assets acquired, intangibles and goodwill, net of cash acquired	(40,452)	(16,569)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	-	(21,900)
Contributions to unconsolidated subsidiaries	(32,660)	(27,431)
Distributions from unconsolidated subsidiaries	96,941	93,912
Increase in restricted cash	(3,022)	(478)
Purchase of available for sale securities	(19,734)	(23,984)
Proceeds from the sale of available for sale securities	17,277	22,061
Other investing activities, net	2,608	13,929
Net cash used in investing activities	(38,905)	(39,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	-	(14,375)
Proceeds from revolving credit facility	911,000	1,356,000
Repayment of revolving credit facility	(911,000)	(1,200,000)
Proceeds from notes payable on real estate held for sale and under development	2,137	13,315
Repayment of notes payable on real estate held for sale and under development	(9,189)	(4,102)
Units repurchased for payment of taxes on equity awards	(1,900)	(5,112)
Non-controlling interest contributions	1,941	821
Non-controlling interest distributions	(3,904)	(3,517)
Payment of financing costs	-	(5,529)
Other financing activities, net	(3,666)	3,987
Net cash (used in) provided by financing activities	(14,581)	141,488
Effect of currency exchange rate changes on cash and cash equivalents	17,328	(588)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(226,895)	(108,635)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	762,576	540,403
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$535,681	$431,768
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59,490	$63,420
Income taxes, net	$163,885	$160,353

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A	Additional			Non-
	common	paid-in	Accumulated	Accumulated other	controlling
	stock	capital	earnings	comprehensive loss	interests	Total
Balance at December 31, 2016	$3,373	$1,145,226	$2,656,906	$(791,018)	$42,758	$3,057,245
Net income	—	—	326,762	—	3,137	329,899
Non-cash issuance of common stock related to acquisition	5	7,586	—	(2)	—	7,589
Compensation expense for equity awards	—	48,283	—	—	—	48,283
Units repurchased for payment of taxes on equity awards	—	(1,900)	—	—	—	(1,900)
Foreign currency translation gain	—	—	—	139,256	180	139,436
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	2,888	—	2,888
Unrealized gains on interest rate swaps, net of tax	—	—	—	77	—	77
Unrealized holding gains on available for sale securities, net of tax	—	—	—	1,900	—	1,900
Contributions from non- controlling interests	—	—	—	—	1,941	1,941
Distributions to non- controlling interests	—	—	—	—	(3,904)	(3,904)
Other	1	364	—	(14)	(779)	(428)
Balance at June 30, 2017	$3,379	$1,199,559	$2,983,668	$(646,913)	$43,333	$3,583,026

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

Certain reclassifications have been made to the 2016 financial statements to conform with the 2017 presentation.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2017.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.”  This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  We elected to early adopt ASU 2017-09 in the second quarter of 2017 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

We plan to adopt the new revenue recognition guidance in the first quarter of 2018 using the retrospective transition method. We continue to evaluate the impact that adoption of these updates will have on our consolidated financial statements and related disclosures. Based on our initial assessment, the impact of the application of the new revenue recognition guidance will likely result in an acceleration of some revenues that are based, in part, on future contingent events. For example, some brokerage revenues from leasing commissions in various countries where we operate will get recognized earlier. Under current GAAP, a portion of these commissions are deferred until a future contingency is resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue guidance, the company’s performance obligation will be typically satisfied at lease signing and therefore the portion of the commission that is contingent on a future event will likely be recognized earlier if deemed not subject to significant reversal. We continue to evaluate the impact of updated principal versus agent guidance on our consolidated financial statements in relation to third-party costs which are billed to clients in association with facilities management and project management services.  While our assessment is still ongoing, we anticipate that a significant amount of additional contracts will be accounted for on a gross basis, resulting in a significant gross up of third-party costs as compared to our current presentation, with no impact on profitability.  This is driven by a change in the indicators used to assess if we control these third-party service providers.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  At this point in time, we do not believe the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  At this point in time, we do not believe the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment.  This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted.  We are evaluating the effect that ASU 2017-04 will have on our goodwill assessment process, but do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and also defines the term in substance nonfinancial asset.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.  At this point in time, we do not believe the adoption of ASU 2017-05 will have a material impact on our consolidated financial statements and related disclosures.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.”  This ASU simplifies the accounting for certain financial instruments with down round features.   This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  At this point in time, we do not believe the adoption of ASU 2017-11 will have a material impact on our consolidated financial statements and related disclosures.

3.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS).  Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. Loans funded from the warehouse lines of credit are generally repaid within a one-month period, on average, when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Such loans are funded at the prevailing market rates. The warehouse lines of credit are recourse only to CBRE Capital Markets and are secured by our related warehouse receivables. We elect the fair value option for all warehouse receivables. At June 30, 2017 and December 31, 2016, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at January 1, 2017	$1,276,047
Origination of mortgage loans	6,848,102
Gains (premiums on loan sales)	21,460

Sale of mortgage loans	(7,050,468)
Cash collections of premiums on loan sales	(21,460)
Proceeds from sale of mortgage loans	(7,071,928)

Net decrease in mortgage servicing rights included in warehouse receivables	(3,792)
Ending balance at June 30, 2017	$1,069,889

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table is a summary of our warehouse lines of credit in place as of June 30, 2017 and December 31, 2016 (dollars in thousands):

			June 30, 2017		December 31, 2016
			Maximum		Maximum
Lender	Current Maturity	Pricing	Facility Size	Carrying Value	Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	2/28/2017	daily one-month LIBOR plus 1.45%	$-	$-	$300,000	$275,945
JP Morgan	10/23/2017	daily one-month LIBOR plus 1.45%	800,000	400,178	700,000	-
JP Morgan	10/23/2017	daily one-month LIBOR plus 2.75%	25,000	1,433	25,000	3,768
Bank of America (BofA) (1)	1/30/2017	daily one-month LIBOR plus 1.60%	-	-	300,000	300,000
BofA	6/5/2018	daily one-month LIBOR plus 1.40%	225,000	127,437	200,000	18,555
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (1)	1/17/2017	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	-	-	200,000	200,000
Fannie Mae ASAP Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	75,293	450,000	111,160
TD Bank, N.A. (TD Bank) (1)	2/28/2017	daily one-month LIBOR plus 1.35%	-	-	375,000	154,032
TD Bank	6/30/2018	daily one-month LIBOR plus 1.25%	400,000	320,074	400,000	-
Capital One, N.A. (Capital One) (1)	1/23/2017	daily one-month LIBOR plus 1.45%	-	-	250,000	191,193
Capital One (2)	7/27/2017	daily one-month LIBOR plus 1.45%	200,000	130,555	200,000	-
			$2,100,000	$1,054,970	$3,400,000	$1,254,653

(1)	Temporary facility to accommodate year-end volume.
(2)	On July 27, 2017, this agreement was amended to extend the maturity date to July 27, 2018 and reduce the interest rate to daily one-month LIBOR plus 1.40%.

During the six months ended June 30, 2017, we had a maximum of $1.7 billion of warehouse lines of credit principal outstanding.

4.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2017 and December 31, 2016, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016
Investments in unconsolidated subsidiaries	$29,668	$31,041
Co-investment commitments	$4,868	$168
Other current assets	3,496	3,314
Maximum exposure to loss	$38,032	$34,523

5.	Fair Value Measurements

The “Fair Value Measurements and Disclosures” topic (Topic 820) of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016.  There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2016 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	As of June 30, 2017
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,273	$—	$—	$7,273
Debt securities issued by U.S. federal agencies	—	4,768	—	4,768
Corporate debt securities	—	19,191	—	19,191
Asset-backed securities	—	2,546	—	2,546
Collateralized mortgage obligations	—	2,038	—	2,038
Total debt securities	7,273	28,543	—	35,816
Equity securities	26,414	—	—	26,414
Total available for sale securities	33,687	28,543	—	62,230
Trading securities	67,907	—	—	67,907
Warehouse receivables	—	1,069,889	—	1,069,889
Total assets at fair value	$101,594	$1,098,432	$—	$1,200,026
Liabilities
Interest rate swaps	$—	$8,569	$—	$8,569
Securities sold, not yet purchased	2,823	—	—	2,823
Foreign currency exchange forward contracts	-	59	—	59
Total liabilities at fair value	$2,823	$8,628	$—	$11,451

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2017 and 2016.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•

Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets.  Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 3 and 7).

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $750.4 million at June 30, 2017 and $751.4 million at December 31, 2016.  Their actual carrying value, net of unamortized debt issuance costs, totaled $745.5 million and $744.3 million at June 30, 2017 and December 31, 2016, respectively (see Note 7).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $840.4 million, $642.2 million and $465.2 million, respectively, at June 30, 2017 and $827.6 million, $607.0 million and $439.3 million, respectively, at December 31, 2016.  The actual carrying value of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs, totaled $791.1 million, $591.6 million and $422.3 million, respectively, at June 30, 2017 and $790.4 million, $591.2 million and $422.2 million, respectively, at December 31, 2016.

6.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting.  Our investment ownership percentages in equity method investments vary, generally ranging up to 5.0% in our Global Investment Management segment, up to 10.0% in our Development Services segment, and up to 50.0% in our other business segments.

Combined condensed financial information for the entities actually accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Global Investment Management
Revenue	$237,907	$252,301	$505,058	$484,904
Operating income	$76,410	$61,755	$91,888	$62,378
Net income	$60,307	$87,747	$64,397	$65,872
Development Services
Revenue	$27,477	$18,418	$49,003	$31,076
Operating income	$157,296	$37,199	$177,857	$158,109
Net income	$150,055	$31,631	$166,152	$150,092
Other
Revenue	$44,145	$38,263	$70,003	$66,514
Operating income	$8,800	$8,106	$10,979	$14,288
Net income	$11,510	$8,176	$13,658	$14,370
Total
Revenue	$309,529	$308,982	$624,064	$582,494
Operating income	$242,506	$107,060	$280,724	$234,775
Net income	$221,872	$127,554	$244,207	$230,334

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Senior term loans, with interest ranging from 1.77% to 2.65%, due quarterly through 2022	$751,876	$751,875
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	596,090	595,912
5.25% senior notes due in 2025, net of unamortized premium	426,409	426,500
Other	11	14
Total long-term debt	2,574,386	2,574,301
Less: current maturities of long-term debt	(11)	(11)
Less: unamortized debt issuance costs	(23,971)	(26,164)
Total long-term debt, net of current maturities	$2,550,404	$2,548,126

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

Our 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of June 30, 2017, the 2015 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

Our 2015 Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. On this basis, our coverage ratio of EBITDA to total interest expense was 13.70x for the trailing twelve months ended June 30, 2017, and our leverage ratio of total debt less available cash to EBITDA was 1.24x as of June 30, 2017.

The indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, entering into sale/leaseback transactions and entering into consolidations or mergers.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-Term Borrowings

Revolving Credit Facility

As of June 30, 2017, letters of credit totaling $2.0 million were outstanding under our revolving credit facility under our 2015 Credit Agreement.  These letters of credit, which reduce the amount we may borrow under our revolving credit facility, were primarily issued in the ordinary course of business.  As of June 30, 2017 and December 31, 2016, no amounts were outstanding under our revolving credit facility other than these letters of credit totaling $2.0 million.

Warehouse Lines of Credit

CBRE Capital Markets has warehouse lines of credit with third-party lenders for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae.  These warehouse lines are recourse only to CBRE Capital Markets and are secured by our related warehouse receivables.  See Note 3 for additional information.

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $17.9 billion at June 30, 2017. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2017 and December 31, 2016, CBRE MCI had a $53.0 million and a $45.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $30.2 million and $28.2 million, respectively, of loan loss accruals.  Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $593.1 million (including $364.7 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2017.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program.  Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations.  These obligations are for the period from origination of the loan to the securitization date.  CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered.  As of June 30, 2017, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $64.2 million as of June 30, 2017, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases.  CBRE MCI’s letters of credit totaling $58.0 million as of June 30, 2017 referred to in the preceding paragraphs represented the majority of the $64.2 million outstanding letters of credit as of such date.  The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2018.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We had guarantees totaling $57.9 million as of June 30, 2017, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $57.9 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2017, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business.  Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget.  However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees.  These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of June 30, 2017, we had aggregate commitments of $23.3 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2017, we had committed to fund $22.8 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$197,165	$121,668	$326,762	$203,835
Weighted average shares outstanding for basic income per share	336,975,149	335,076,746	336,941,681	334,534,841
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.59	$0.36	$0.97	$0.61
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$197,165	$121,668	$326,762	$203,835
Weighted average shares outstanding for basic income per share	336,975,149	335,076,746	336,941,681	334,534,841
Dilutive effect of contingently issuable shares	3,905,498	2,976,165	3,267,556	3,226,936
Dilutive effect of stock options	1,956	27,730	5,009	36,110
Weighted average shares outstanding for diluted income per share	340,882,603	338,080,641	340,214,246	337,797,887
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.58	$0.36	$0.96	$0.60

For the three and six months ended June 30, 2017, 1,317,651 and 2,037,886, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (1)	2017	2016 (1)
Revenue
Americas	$1,856,887	$1,780,389	$3,549,533	$3,368,264
EMEA	954,734	953,918	1,798,922	1,794,265
Asia Pacific	420,628	359,602	761,773	670,961
Global Investment Management	92,763	95,737	182,329	186,117
Development Services	17,203	17,891	30,862	34,664
Total revenue	$3,342,215	$3,207,537	$6,323,419	$6,054,271
Adjusted EBITDA
Americas	$230,409	$227,411	$450,809	$414,625
EMEA	68,577	59,854	102,441	87,665
Asia Pacific	43,200	28,235	63,481	41,103
Global Investment Management	23,910	26,426	49,769	49,341
Development Services	46,453	18,525	49,257	50,400
Total Adjusted EBITDA	$412,549	$360,451	$715,757	$643,134

(1)

In 2017, we changed the presentation of the operating results of one of our emerging businesses among our regional services reporting segments.  Prior year amounts have been reclassified to conform with the current-year presentation.  This change had no impact on our consolidated results.

Adjusted EBITDA is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing performance of each segment.  EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation reversal to align with the timing of associated revenue.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (1)	2017	2016 (1)
Net income attributable to CBRE Group, Inc.	$197,165	$121,668	$326,762	$203,835
Add:
Depreciation and amortization	100,386	90,268	194,423	177,262
Interest expense	35,430	36,987	69,440	71,777
Provision for income taxes	68,362	64,039	119,635	114,164
Less:
Interest income	1,427	3,066	3,838	4,525
EBITDA	399,916	309,896	706,422	562,513
Adjustments:
Integration and other costs related to acquisitions	15,408	27,751	27,351	44,924
Cost-elimination expenses (2)	-	27,176	-	39,579
Carried interest incentive compensation reversal to align with the timing of associated revenue	(2,775)	(4,372)	(18,016)	(3,882)
Adjusted EBITDA	$412,549	$360,451	$715,757	$643,134

(1)

In 2017, we changed the presentation of the operating results of one of our emerging businesses among our regional services reporting segments.  Prior year amounts have been reclassified to conform with the current-year presentation.  This change had no impact on our consolidated results.

(2)

Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the three and six months ended June 30, 2016 consisted of $25.1 million and $36.9 million, respectively, of severance costs related to headcount reductions in connection with the program and $2.1 million and $2.7 million, respectively, of third-party contract termination costs.

11.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$12,906	$71,194	$451,574	$—	$535,681
Restricted cash	—	—	5,349	69,371	—	74,720
Receivables, net	—	—	998,049	1,655,297	—	2,653,346
Warehouse receivables (1)	—	—	680,272	389,617	—	1,069,889
Income taxes receivable	292	2,988	-	54,936	(2,623)	55,593
Prepaid expenses	—	—	93,622	142,095	—	235,717
Other current assets	—	—	67,678	131,712	—	199,390
Total Current Assets	299	15,894	1,916,164	2,894,602	(2,623)	4,824,336
Property and equipment, net	—	—	387,213	169,267	—	556,480
Goodwill	—	—	1,695,584	1,400,396	—	3,095,980
Other intangible assets, net	—	—	768,206	630,551	—	1,398,757
Investments in unconsolidated subsidiaries	—	—	197,668	49,047	—	246,715
Investments in consolidated subsidiaries	4,840,206	4,682,820	2,605,729	—	(12,128,755)	—
Intercompany loan receivable	—	2,711,774	700,000	—	(3,411,774)	—
Deferred tax assets, net	—	—	44,311	96,272	(44,311)	96,272
Other assets, net	—	19,614	257,276	110,788	—	387,678
Total Assets	$4,840,505	$7,430,102	$8,572,151	$5,350,923	$(15,587,463)	$10,606,218
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$30,238	$384,961	$1,012,202	$—	$1,427,401
Compensation and employee benefits payable	—	626	328,874	344,010	—	673,510
Accrued bonus and profit sharing	—	—	286,198	257,784	—	543,982
Income taxes payable	—	—	3,168	41,251	(2,623)	41,796
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Entities have committed to purchase) (1)	—	—	673,672	381,298	—	1,054,970
Other	—	—	16	—	—	16
Total short-term borrowings	—	-	673,688	381,298	—	1,054,986
Current maturities of long-term debt	—	—	—	11	—	11
Other current liabilities	—	918	44,858	10,088	—	55,864
Total Current Liabilities	—	31,782	1,721,747	2,046,644	(2,623)	3,797,550
Long-Term Debt, net:
Long-term debt, net	—	2,550,404	—	-	—	2,550,404
Intercompany loan payable	1,300,812	—	1,857,194	253,768	(3,411,774)	—
Total Long-Term Debt, net	1,300,812	2,550,404	1,857,194	253,768	(3,411,774)	2,550,404
Deferred tax liabilities, net	—	—	—	141,091	(44,311)	96,780
Non-current tax liabilities	—	—	30,676	1,751	—	32,427
Other liabilities	—	7,710	279,714	258,607	—	546,031
Total Liabilities	1,300,812	2,589,896	3,889,331	2,701,861	(3,458,708)	7,023,192
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	3,539,693	4,840,206	4,682,820	2,605,729	(12,128,755)	3,539,693
Non-controlling interests	—	—	—	43,333	—	43,333
Total Equity	3,539,693	4,840,206	4,682,820	2,649,062	(12,128,755)	3,583,026
Total Liabilities and Equity	$4,840,505	$7,430,102	$8,572,151	$5,350,923	$(15,587,463)	$10,606,218

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan, TD Bank, Capital One, BofA and Fannie Mae ASAP, lines of credit are pledged to JP Morgan, TD Bank, Capital One, BofA and Fannie Mae.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$—	$1,709,463	$1,632,752	$—	$3,342,215
Costs and expenses:
Cost of services	—	—	1,177,258	1,141,304	—	2,318,562
Operating, administrative and other	1,046	538	387,987	322,803	—	712,374
Depreciation and amortization	—	—	58,695	41,691	—	100,386
Total costs and expenses	1,046	538	1,623,940	1,505,798	—	3,131,322
Gain on disposition of real estate	—	—	2	11,296	—	11,298
Operating (loss) income	(1,046)	(538)	85,525	138,250	—	222,191
Equity income from unconsolidated subsidiaries	—	—	74,960	424	—	75,384
Other income	—	1	612	2,573	—	3,186
Interest income	—	30,698	892	535	(30,698)	1,427
Interest expense	—	34,364	22,468	9,296	(30,698)	35,430
Royalty and management service (income) expense	—	—	(897)	897	—	—
Income from consolidated subsidiaries	197,811	200,401	85,909	—	(484,121)	—
Income before (benefit of) provision for income taxes	196,765	196,198	226,327	131,589	(484,121)	266,758
(Benefit of) provision for income taxes	(400)	(1,613)	25,926	44,449	—	68,362
Net income	197,165	197,811	200,401	87,140	(484,121)	198,396
Less: Net income attributable to non-controlling interests	—	—	—	1,231	—	1,231
Net income attributable to CBRE Group, Inc.	$197,165	$197,811	$200,401	$85,909	$(484,121)	$197,165

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$—	$3,272,529	$3,050,890	$—	$6,323,419
Costs and expenses:
Cost of services	—	—	2,247,642	2,157,999	—	4,405,641
Operating, administrative and other	762	887	703,743	613,213	—	1,318,605
Depreciation and amortization	—	—	115,425	78,998	—	194,423
Total costs and expenses	762	887	3,066,810	2,850,210	—	5,918,669
Gain on disposition of real estate	—	—	228	12,455	—	12,683
Operating (loss) income	(762)	(887)	205,947	213,135	—	417,433
Equity income from unconsolidated subsidiaries	—	—	89,330	1,072	—	90,402
Other income	—	1	1,026	6,274	—	7,301
Interest income	—	60,599	2,539	1,299	(60,599)	3,838
Interest expense	—	67,510	44,616	17,913	(60,599)	69,440
Royalty and management service (income) expense	—	—	(6,699)	6,699	—	—
Income from consolidated subsidiaries	327,233	332,042	127,898	—	(787,173)	—
Income before (benefit of) provision for income taxes	326,471	324,245	388,823	197,168	(787,173)	449,534
(Benefit of) provision for income taxes	(291)	(2,988)	56,781	66,133	—	119,635
Net income	326,762	327,233	332,042	131,035	(787,173)	329,899
Less: Net income attributable to non-controlling interests	—	—	—	3,137	—	3,137
Net income attributable to CBRE Group, Inc.	$326,762	$327,233	$332,042	$127,898	$(787,173)	$326,762

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$197,165	$197,811	$200,401	$87,140	$(484,121)	$198,396
Other comprehensive income:
Foreign currency translation gain	—	—	—	88,347	—	88,347
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,380	—	—	—	1,380
Unrealized losses on interest rate swaps, net	—	(217)	—	—	—	(217)
Unrealized holding gains on available for sale securities, net	—	—	896	81	—	977
Other, net	3	—	(13)	—	—	(10)
Total other comprehensive income	3	1,163	883	88,428	—	90,477
Comprehensive income	197,168	198,974	201,284	175,568	(484,121)	288,873
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,390	—	1,390
Comprehensive income attributable to CBRE Group, Inc.	$197,168	$198,974	$201,284	$174,178	$(484,121)	$287,483

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$326,762	$327,233	$332,042	$131,035	$(787,173)	$329,899
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	139,436	—	139,436
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	2,888	—	—	—	2,888
Unrealized gains on interest rate swaps, net	—	77	—	—	—	77
Unrealized holding gains on available for sale securities, net	—	—	1,725	175	—	1,900
Other, net	(2)	—	(14)	—	—	(16)
Total other comprehensive (loss) income	(2)	2,965	1,711	139,611	—	144,285
Comprehensive income	326,760	330,198	333,753	270,646	(787,173)	474,184
Less: Comprehensive income attributable to non- controlling interests	—	—	—	3,317	—	3,317
Comprehensive income attributable to CBRE Group, Inc.	$326,760	$330,198	$333,753	$267,329	$(787,173)	$470,867

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$49,435	$16,131	$(235,596)	$(20,707)	$(190,737)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(39,925)	(19,938)	(59,863)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(31,780)	(8,672)	(40,452)
Contributions to unconsolidated subsidiaries	—	—	(23,752)	(8,908)	(32,660)
Distributions from unconsolidated subsidiaries	—	—	92,304	4,637	96,941
Decrease (increase) in restricted cash	—	—	1,618	(4,640)	(3,022)
Purchase of available for sale securities	—	—	(19,734)	—	(19,734)
Proceeds from the sale of available for sale securities	—	—	17,277	—	17,277
Other investing activities, net	—	—	2,486	122	2,608
Net cash used in in investing activities	—	—	(1,506)	(37,399)	(38,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	911,000	—	—	911,000
Repayment of revolving credit facility	—	(911,000)	—	—	(911,000)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	2,137	2,137
Repayment of notes payable on real estate held for sale and under development	—	—	—	(9,189)	(9,189)
Units repurchased for payment of taxes on equity awards	(1,900)	—	—	—	(1,900)
Non-controlling interest contributions	—	—	—	1,941	1,941
Non-controlling interest distributions	—	—	—	(3,904)	(3,904)
(Increase) decrease in intercompany receivables, net	(47,895)	(20,114)	47,320	20,689	—
Other financing activities, net	360	—	(3,145)	(881)	(3,666)
Net cash (used in) provided by financing activities	(49,435)	(20,114)	44,175	10,793	(14,581)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	17,328	17,328
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(3,983)	(192,927)	(29,985)	(226,895)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	7	16,889	264,121	481,559	762,576
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7	$12,906	$71,194	$451,574	$535,681
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$59,446	$—	$44	$59,490
Income taxes, net	$—	$—	$82,017	$81,868	$163,885

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$57,811	$9,377	$(192,950)	$(84,255)	$(210,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(51,510)	(27,548)	(79,058)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(1,381)	(15,188)	(16,569)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	—	(21,900)	-	(21,900)
Contributions to unconsolidated subsidiaries	—	—	(21,549)	(5,882)	(27,431)
Distributions from unconsolidated subsidiaries	—	—	91,421	2,491	93,912
Decrease (increase) in restricted cash	—	—	3,250	(3,728)	(478)
Purchase of available for sale securities	—	—	(23,984)	—	(23,984)
Proceeds from the sale of available for sale securities	—	—	22,061	—	22,061
Other investing activities, net	—	—	6,688	7,241	13,929
Net cash provided by (used in) investing activities	—	—	3,096	(42,614)	(39,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(14,375)	—	—	(14,375)
Proceeds from revolving credit facility	—	1,356,000	—	—	1,356,000
Repayment of revolving credit facility	—	(1,200,000)	—	—	(1,200,000)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	13,315	13,315
Repayment of notes payable on real estate held for sale and under development	—	—	—	(4,102)	(4,102)
Units repurchased for payment of taxes on equity awards	(5,112)	—	—	—	(5,112)
Non-controlling interest contributions	—	—	—	821	821
Non-controlling interest distributions	—	—	—	(3,517)	(3,517)
Payment of financing costs	—	(5,419)	—	(110)	(5,529)
(Increase) decrease in intercompany receivables, net	(53,774)	(147,900)	110,453	91,221	—
Other financing activities, net	1,074	—	(1,173)	4,086	3,987
Net cash (used in) provided by financing activities	(57,812)	(11,694)	109,280	101,714	141,488
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(588)	(588)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(2,317)	(80,574)	(25,743)	(108,635)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	8,479	147,410	384,509	540,403
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4	$6,162	$66,836	$358,766	$431,768
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$62,083	$—	$1,337	$63,420
Income taxes, net	$—	$—	$107,070	$53,283	$160,353

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended June 30, 2017 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2016.  Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

We are the world’s largest commercial real estate services and investment firm, based on 2016 revenue, with leading full-service operations in major metropolitan areas throughout the world. We provide services in the office, retail, industrial, multifamily and hotel sectors of commercial real estate. As of December 31, 2016, we operated in approximately 450 offices worldwide with more than 75,000 employees, excluding independent affiliates, providing commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name. Our business is focused on commercial property, corporate facilities, project and transaction management, tenant/occupier and property/agency leasing, capital markets solutions (property sales, commercial mortgage brokerage, loan origination and servicing), real estate investment management, valuation, development services and proprietary research. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and commissions on transactions. We have been included in the Fortune 500 since 2008 (ranking #214 in 2017) and among the Fortune Most Admired Companies in the real estate sector for five consecutive years, including 2017.  Additionally, the International Association of Outsourcing Professionals (IAOP) has ranked us among the top few outsourcing service providers across all industries for six consecutive years, including 2017. In 2016, we were ranked by Forbes as the 15th best employer in America, and we were one of two companies to be ranked in the top 12 in the Barron’s 500 in each of 2014, 2015 and 2016.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts.  The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable.  Actual results may differ from those estimates.  Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.  A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to these policies as of June 30, 2017.

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

Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our operations and our financial condition.

Commercial real estate markets, most particularly in the United States, have generally been marked by increased demand for space, falling vacancies and higher rents since 2010.  During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, low-cost credit availability and increased acceptance of commercial real estate as an institutional asset class. Following years of strong growth, property sales volumes have slowed since early 2016, but the market has remained active.  Commercial mortgage services activity has remained strong, driven by low interest rates and a favorable lending environment.  The U.S. Government Sponsored Enterprises continue to be a significant source of debt capital for multi-family properties.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth.  Sales and leasing activity in continental Europe has improved significantly across most of Europe for more than two years and this trend has continued in 2017.  In the United Kingdom, uncertainty in the immediate aftermath of the referendum to leave the European Union has eased, leading to improved sentiment and higher transaction volumes.  However, market activity remains below pre-referendum levels and there continue to be concerns about the separation process.

In Asia Pacific, real estate leasing and investment market activity has varied from country to country.  In general, activity has picked up noticeably since late 2016 and this trend has continued in the first half of 2017.  The Asia Pacific region also continues to be a significant source of capital investing in real estate in other parts of the world.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings.  The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest.  During 2016, we acquired our independent affiliate in Norway, a London-based retail property advisor specializing in the luxury goods retail sector and a leading provider of retail project management, shopping center development and tenant coordination services in the United States.  We also made an equity investment in a property services firm in Malaysia, acquiring a 49% interest.  During the six months ended June 30, 2017, we acquired a leading Software as a Service (SaaS) platform that produces scalable interactive visualization technologies for commercial real estate, a technology company that provides mobile and SaaS technology solutions for facilities management operations, a healthcare-focused project manager in Australia, a full-service brokerage and management boutique in South Florida and a technology-enabled national boutique commercial real estate finance and consulting firm in the United States. In addition, in July 2017, we acquired a retail consultancy in France.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2017, we have accrued deferred consideration totaling $84.5 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

International Operations

We are monitoring the economic and political developments related to the United Kingdom’s referendum to leave the European Union and the potential impact on our businesses in the United Kingdom and the rest of Europe, including, in particular, sales and leasing activity in the United Kingdom, as well as any associated currency volatility impact on our results of operations.

As we continue to increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results.  Our Global Investment Management business has a significant amount of euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe.  In addition, our Global Workplace Solutions business also has a significant amount of its revenue and earnings denominated in foreign currencies, such as the euro and the British pound sterling, which has significantly declined in value as compared to the U.S. dollar and other currencies as a result of the United Kingdom’s referendum to leave the European Union.  Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

During the six months ended June 30, 2017, approximately 47% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
United States dollar	$1,763,723	52.8%	$1,698,086	52.9%	$3,380,595	53.5%	$3,239,522	53.5%
British pound sterling	482,785	14.4%	495,731	15.5%	919,073	14.5%	967,659	16.0%
euro	389,824	11.7%	383,261	11.9%	721,942	11.4%	695,831	11.5%
Australian dollar	103,670	3.1%	93,766	2.9%	176,664	2.8%	159,185	2.6%
Canadian dollar	82,825	2.5%	84,055	2.6%	152,969	2.4%	140,011	2.3%
Indian rupee	81,817	2.4%	56,770	1.8%	148,388	2.3%	110,473	1.8%
Singapore dollar	57,606	1.7%	41,930	1.3%	108,813	1.7%	78,156	1.3%
Japanese yen	54,845	1.6%	41,348	1.3%	94,367	1.5%	88,771	1.5%
Chinese yuan	54,356	1.6%	50,383	1.6%	102,559	1.6%	96,952	1.6%
Swiss franc	32,841	1.0%	32,426	1.0%	68,171	1.1%	63,188	1.0%
Mexican peso	27,466	0.8%	20,509	0.6%	46,409	0.7%	37,587	0.6%
Hong Kong dollar	26,473	0.8%	25,699	0.8%	51,927	0.8%	46,530	0.8%
Brazilian real	19,497	0.6%	17,402	0.5%	38,148	0.6%	30,955	0.5%
Danish krone	17,195	0.5%	15,812	0.5%	34,904	0.6%	30,440	0.5%
Swedish krona	14,587	0.4%	16,772	0.5%	28,067	0.4%	28,330	0.5%
Polish zloty	13,371	0.4%	15,783	0.5%	24,768	0.4%	30,342	0.5%
Thai baht	12,000	0.4%	9,996	0.3%	22,170	0.4%	18,552	0.3%
Other currencies	107,334	3.3%	107,808	3.5%	203,485	3.3%	191,787	3.2%
Total revenue	$3,342,215	100.0%	$3,207,537	100.0%	$6,323,419	100.0%	$6,054,271	100.0%

Although we operate globally, we report our results in U.S. dollars.  As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results.  For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2017, the net impact would have been an increase in pre-tax income of $0.1 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2017, the net impact would have been an increase in pre-tax income of $4.2 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

For the past several years, we have entered into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.  As of June 30, 2017, we had no foreign currency exchange forward contracts outstanding as we made the decision to let our program expire at the end of 2016.  Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net gains of $8.5 million and $1.0 million, respectively, from foreign currency exchange forward contracts, which hedged foreign currency denominated EBITDA for the three and six months ended June 30, 2016. We do not intend to hedge our foreign currency denominated EBITDA in 2017.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenue:
Fee revenue: (1)
Occupier outsourcing	$606,575	18.1%	$575,214	17.9%	$1,165,698	18.4%	$1,111,490	18.4%
Property management	131,768	3.9%	129,324	4.0%	256,096	4.0%	246,657	4.1%
Valuation	129,768	3.9%	124,681	3.9%	246,223	3.9%	234,783	3.9%
Investment management	92,763	2.8%	95,737	3.0%	182,329	2.9%	186,117	3.1%
Leasing	622,633	18.6%	637,722	19.9%	1,156,106	18.3%	1,152,101	19.0%
Capital Markets:
Sales	431,486	12.9%	389,809	12.2%	778,937	12.3%	719,376	11.9%
Commercial mortgage services	144,372	4.3%	131,807	4.1%	265,506	4.2%	238,878	3.9%
Other:
Development services	13,454	0.4%	14,482	0.5%	24,282	0.4%	29,303	0.5%
Other	19,535	0.7%	21,473	0.6%	38,252	0.7%	37,919	0.6%
Total fee revenue	2,192,354	65.6%	2,120,249	66.1%	4,113,429	65.1%	3,956,624	65.4%
Pass through costs also recognized as revenue	1,149,861	34.4%	1,087,288	33.9%	2,209,990	34.9%	2,097,647	34.6%
Total revenue	3,342,215	100.0%	3,207,537	100.0%	6,323,419	100.0%	6,054,271	100.0%

Costs and expenses:
Cost of services	2,318,562	69.4%	2,254,233	70.3%	4,405,641	69.7%	4,267,846	70.5%
Operating, administrative and other	712,374	21.3%	680,442	21.2%	1,318,605	20.9%	1,323,808	21.9%
Depreciation and amortization	100,386	3.0%	90,268	2.8%	194,423	3.0%	177,262	2.9%
Total costs and expenses	3,131,322	93.7%	3,024,943	94.3%	5,918,669	93.6%	5,768,916	95.3%
Gain on disposition of real estate	11,298	0.3%	-	0.0%	12,683	0.2%	4,819	0.1%
Operating income	222,191	6.6%	182,594	5.7%	417,433	6.6%	290,174	4.8%

Equity income from unconsolidated subsidiaries	75,384	2.3%	34,929	1.1%	90,402	1.4%	92,230	1.5%
Other income	3,186	0.1%	3,882	0.1%	7,301	0.1%	7,097	0.1%
Interest income	1,427	0.0%	3,066	0.1%	3,838	0.1%	4,525	0.1%
Interest expense	35,430	1.0%	36,987	1.2%	69,440	1.1%	71,777	1.2%
Income before provision for income taxes	266,758	8.0%	187,484	5.8%	449,534	7.1%	322,249	5.3%
Provision for income taxes	68,362	2.1%	64,039	2.0%	119,635	1.9%	114,164	1.9%
Net income	198,396	5.9%	123,445	3.8%	329,899	5.2%	208,085	3.4%
Less: Net income attributable to non-controlling interests	1,231	0.0%	1,777	0.0%	3,137	0.0%	4,250	0.0%
Net income attributable to CBRE Group, Inc.	$197,165	5.9%	$121,668	3.8%	$326,762	5.2%	$203,835	3.4%

EBITDA	$399,916	12.0%	$309,896	9.7%	$706,422	11.2%	$562,513	9.3%
Adjusted EBITDA	$412,549	12.3%	$360,451	11.2%	$715,757	11.3%	$643,134	10.6%

(1)	Certain adjustments have been made to 2016 fee revenue to conform with current-year presentation.

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

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation reversal to align with the timing of associated revenue. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to CBRE Group, Inc.	$197,165	$121,668	$326,762	$203,835
Add:
Depreciation and amortization	100,386	90,268	194,423	177,262
Interest expense	35,430	36,987	69,440	71,777
Provision for income taxes	68,362	64,039	119,635	114,164
Less:
Interest income	1,427	3,066	3,838	4,525
EBITDA	399,916	309,896	706,422	562,513
Adjustments:
Integration and other costs related to acquisitions	15,408	27,751	27,351	44,924
Cost-elimination expenses (1)	-	27,176	-	39,579
Carried interest incentive compensation reversal to align with the timing of associated revenue	(2,775)	(4,372)	(18,016)	(3,882)
Adjusted EBITDA	$412,549	$360,451	$715,757	$643,134

(1)

Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the three and six months ended June 30, 2016 consisted of $25.1 million and $36.9 million, respectively, of severance costs related to headcount reductions in connection with the program and $2.1 million and $2.7 million, respectively, of third-party contract termination costs.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

We reported consolidated net income of $197.2 million for the three months ended June 30, 2017 on revenue of $3.3 billion as compared to consolidated net income of $121.7 million on revenue of $3.2 billion for the three months ended June 30, 2016.

Our revenue on a consolidated basis for the three months ended June 30, 2017 increased by $134.7 million, or 4.2%, as compared to the three months ended June 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 9.2%), as well as increased sales (up 12.7%) and commercial mortgage brokerage (up 9.9%) activity.  These increases were partially offset by lower leasing activity (down slightly versus the prior-year quarter) and foreign currency translation, which had a $84.9 million negative impact on total revenue during the three months ended June 30, 2017, primarily driven by weakness in the British pound sterling and euro.

Our cost of services on a consolidated basis increased by $64.3 million, or 2.9%, during the three months ended June 30, 2017 as compared to same period in 2016.  This increase was primarily due to higher costs associated with our occupier outsourcing business as well as higher professional bonuses (particularly in the United Kingdom) resulting from improved operating performance.  These increases were partially offset by foreign currency translation, which had a $63.8 million positive impact on cost of services during the three months ended June 30, 2017.  In addition, we incurred $17.8 million of costs in the prior-year quarter in connection with our cost-elimination project that did not recur in the current year.  Such costs were the primary driver of cost of services as a percentage of revenue decreasing from 70.3% for the three months ended June 30, 2016 to 69.4% for the three months ended June 30, 2017.

Our operating, administrative and other expenses on a consolidated basis increased by $31.9 million, or 4.7%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  The increase was mostly driven by higher payroll-related costs (including an increase in bonus and stock compensation expense driven by improved operating performance) and an increase in net carried interest expense incurred in the current year.  These increases were partially offset by the impact of $9.4 million of costs incurred in the second quarter of 2016 in connection with our cost-elimination project that did not recur in the current year.  Foreign currency had a net $10.0 million positive impact on total operating expenses during the three months ended June 30, 2017, including a $15.6 million positive impact from foreign currency translation, partially offset by $5.6 million of unfavorable foreign currency transaction activity over the same period in the prior year (much of which related to hedging gains in the prior year, which did not recur in the current year given that we discontinued our hedging program at the end of 2016).  Operating expenses as a percentage of revenue was consistent at 21.2% for the three months ended June 30, 2016 and 21.3% for the three months ended June 30, 2017.

Our depreciation and amortization expense on a consolidated basis increased by $10.1 million, or 11.2%, during the three months ended June 30, 2017 as compared to the same period in 2016.  This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $40.5 million, or 115.8%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense was relatively consistent at $35.4 million for the three months ended June 30, 2017 versus $37.0 million for the three months ended June 30, 2016.

Our provision for income taxes on a consolidated basis was $68.4 million for the three months ended June 30, 2017 as compared to $64.0 million for the same period in 2016.  Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 25.7% for the three months ended June 30, 2017 compared to 34.5% for the three months ended June 30, 2016. We benefited from a more favorable geographic mix of income, a re-measurement of income tax exposures relating to prior periods and certain one-time benefits.  A more favorable geographic mix of income provided a tax rate benefit as greater income was generated from lower taxed jurisdictions.  The tax rate can vary from quarter to quarter due to the timing of discrete items, such as the settlement of income tax audits and changes in tax laws.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

We reported consolidated net income of $326.8 million for the six months ended June 30, 2017 on revenue of $6.3 billion as compared to consolidated net income of $203.8 million on revenue of $6.1 billion for the six months ended June 30, 2016.

Our revenue on a consolidated basis for the six months ended June 30, 2017 increased by $269.1 million, or 4.4%, as compared to the six months ended June 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 8.7%), as well as increased sales (up 9.8%), commercial mortgage brokerage (up 11.6%) and leasing (up 1.1%) activity.  These increases were partially offset by foreign currency translation, which had a $152.2 million negative impact on total revenue during the six months ended June 30, 2017, primarily driven by weakness in the British pound sterling and euro.

Our cost of services on a consolidated basis increased by $137.8 million, or 3.2%, during the six months ended June 30, 2017 as compared to same period in 2016.  This increase was primarily due to higher costs associated with our occupier outsourcing business as well as higher professional bonuses (particularly in the United Kingdom) resulting from improved operating performance.  These increases were partially offset by foreign currency translation, which had a $117.7 million positive impact on cost of services during the six months ended June 30, 2017.  In addition, we incurred $22.4 million of costs in the prior-year period in connection with our cost-elimination project that did not recur in the current year.  Such costs were the primary driver of cost of services as a percentage of revenue decreasing from 70.5% for the six months ended June 30, 2016 to 69.7% for the six months ended June 30, 2017. Higher transaction revenue in certain countries that have a fixed compensation structure also contributed to the decrease in cost of services as a percentage of revenue for the six months ended June 30, 2017.

Our operating, administrative and other expenses on a consolidated basis were consistent at $1.3 billion for both the six months ended June 30, 2017 and 2016.  Higher payroll-related costs (including an increase in bonus and stock compensation expense driven by improved operating performance), were partially offset by lower carried interest expense incurred during the six months ended June 30, 2017.  In addition, we incurred $17.2 million of costs in the first half of 2016 in connection with our cost-elimination project that did not recur in the current year.  Foreign currency had a net $25.0 million positive impact on total operating expenses during the six months ended June 30, 2017, including a $26.5 million positive impact from foreign currency translation, partially offset by $1.5 million of unfavorable foreign currency transaction activity over the same period in the prior year (much of which related to net hedging gains in the prior year, which did not recur in the current year given that we discontinued our hedging program at the end of 2016).  Operating expenses as a percentage of revenue decreased from 21.9% for the six months ended June 30, 2016 to 20.9% for the six months ended June 30, 2017, primarily driven by the aforementioned increase in revenue during the six months ended June 30, 2017 while total operating expenses were flat versus the prior-year period.

Our depreciation and amortization expense on a consolidated basis increased by $17.2 million, or 9.7%, during the six months ended June 30, 2017 as compared to the same period in 2016.  This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights.

Our equity income from unconsolidated subsidiaries on a consolidated basis was relatively consistent at $90.4 million for the six months ended June 30, 2017 as compared to $92.2 million for the six months ended June 30, 2016.

Our consolidated interest expense was relatively consistent at $69.4 million for the six months ended June 30, 2017 versus $71.8 million for the six months ended June 30, 2016.

Our provision for income taxes on a consolidated basis was $119.6 million for the six months ended June 30, 2017 as compared to $114.2 million for the same period in 2016.  Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 26.8% for the six months ended June 30, 2017 compared to 35.9% for the six months ended June 30, 2016. We benefited from a more favorable geographic mix of income, a re-measurement of income tax exposures relating to prior periods and certain one-time benefits.  The favorable impact from discrete items recorded in the current-year period, primarily driven by the positive impact from the resolution of certain tax audits and the re-measurement of income tax exposures relating to prior periods, contributed to the lower effective tax rate for the six months ended June 30, 2017.   In addition, a more favorable geographic mix of income provided a tax rate benefit as greater income was generated from lower taxed jurisdictions.

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

The following table summarizes our results of operations by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016 (1)		2017		2016 (1)
Americas
Revenue:
Fee revenue:
Occupier outsourcing	$268,204	14.4%	$234,414	13.2%	$512,866	14.4%	$456,711	13.6%
Property management	69,309	3.7%	70,814	4.0%	137,449	3.9%	136,641	4.1%
Valuation	61,599	3.3%	59,497	3.3%	118,780	3.3%	116,234	3.5%
Leasing	452,866	24.4%	480,199	27.0%	850,508	24.0%	869,911	25.8%
Capital Markets:
Sales	261,985	14.1%	266,244	15.0%	496,400	14.0%	487,607	14.5%
Commercial mortgage services	138,799	7.5%	127,772	7.2%	254,699	7.2%	230,776	6.9%
Other	11,371	0.7%	11,702	0.5%	24,084	0.7%	23,820	0.5%
Total fee revenue	1,264,133	68.1%	1,250,642	70.2%	2,394,786	67.5%	2,321,700	68.9%
Pass through costs also recognized as revenue	592,754	31.9%	529,747	29.8%	1,154,747	32.5%	1,046,564	31.1%
Total revenue	1,856,887	100.0%	1,780,389	100.0%	3,549,533	100.0%	3,368,264	100.0%
Costs and expenses:
Cost of services	1,288,799	69.4%	1,235,106	69.4%	2,453,476	69.1%	2,338,370	69.4%
Operating, administrative and other	350,973	18.9%	340,801	19.1%	673,288	19.0%	658,600	19.6%
Depreciation and amortization	71,724	3.9%	63,200	3.6%	140,293	3.9%	123,803	3.7%
Operating income	$145,391	7.8%	$141,282	7.9%	$282,476	8.0%	$247,491	7.3%
EBITDA	$222,948	12.0%	$208,472	11.7%	$433,670	12.2%	$381,637	11.3%
Adjusted EBITDA	$230,409	12.4%	$227,411	12.8%	$450,809	12.7%	$414,625	12.3%

EMEA
Revenue:
Fee revenue:
Occupier outsourcing	$278,970	29.2%	$288,490	30.2%	$536,970	29.8%	$551,015	30.7%
Property management	39,389	4.1%	37,853	4.0%	73,946	4.1%	70,642	3.9%
Valuation	37,229	3.9%	35,598	3.7%	69,738	3.9%	65,883	3.7%
Leasing	87,666	9.2%	82,636	8.7%	162,578	9.0%	153,505	8.6%
Capital Markets:
Sales	94,055	9.9%	71,227	7.5%	161,355	9.0%	133,447	7.4%
Commercial mortgage services	4,667	0.5%	3,426	0.4%	9,363	0.5%	7,318	0.4%
Other	5,854	0.6%	6,332	0.6%	9,615	0.6%	9,469	0.5%
Total fee revenue	547,830	57.4%	525,562	55.1%	1,023,565	56.9%	991,279	55.2%
Pass through costs also recognized as revenue	406,904	42.6%	428,356	44.9%	775,357	43.1%	802,986	44.8%
Total revenue	954,734	100.0%	953,918	100.0%	1,798,922	100.0%	1,794,265	100.0%
Costs and expenses:
Cost of services	729,977	76.5%	757,781	79.4%	1,399,500	77.8%	1,435,326	80.0%
Operating, administrative and other	164,686	17.2%	160,689	16.8%	307,777	17.1%	308,890	17.2%
Depreciation and amortization	18,845	2.0%	16,252	1.7%	34,415	1.9%	31,252	1.7%
Operating income	$41,226	4.3%	$19,196	2.1%	$57,230	3.2%	$18,797	1.1%
EBITDA	$60,916	6.4%	$36,281	3.8%	$92,647	5.2%	$51,591	2.9%
Adjusted EBITDA	$68,577	7.2%	$59,854	6.3%	$102,441	5.7%	$87,665	4.9%

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016 (1)		2017		2016 (1)
Asia Pacific
Revenue:
Fee revenue:
Occupier outsourcing	$59,401	14.1%	$52,310	14.5%	$115,862	15.2%	$103,764	15.5%
Property management	19,972	4.7%	18,251	5.1%	39,693	5.2%	35,406	5.3%
Valuation	30,940	7.4%	29,586	8.2%	57,705	7.6%	52,666	7.8%
Leasing	81,615	19.4%	74,328	20.7%	142,143	18.7%	127,836	19.1%
Capital Markets:
Sales	75,281	17.9%	51,894	14.4%	120,487	15.8%	97,778	14.6%
Commercial mortgage services	916	0.2%	609	0.2%	1,454	0.2%	784	0.1%
Other	2,300	0.6%	3,439	1.0%	4,543	0.6%	4,630	0.6%
Total fee revenue	270,425	64.3%	230,417	64.1%	481,887	63.3%	422,864	63.0%
Pass through costs also recognized as revenue	150,203	35.7%	129,185	35.9%	279,886	36.7%	248,097	37.0%
Total revenue	420,628	100.0%	359,602	100.0%	761,773	100.0%	670,961	100.0%
Costs and expenses:
Cost of services	299,786	71.3%	261,346	72.7%	552,665	72.5%	494,150	73.6%
Operating, administrative and other	77,909	18.5%	77,547	21.6%	146,095	19.2%	145,326	21.7%
Depreciation and amortization	4,389	1.0%	4,299	1.2%	8,703	1.1%	8,482	1.3%
Operating income	$38,544	9.2%	$16,410	4.5%	$54,310	7.2%	$23,003	3.4%
EBITDA	$42,914	10.2%	$20,631	5.7%	$63,063	8.3%	$31,362	4.7%
Adjusted EBITDA	$43,200	10.3%	$28,235	7.9%	$63,481	8.3%	$41,103	6.1%

Global Investment Management
Revenue	$92,763	100.0%	$95,737	100.0%	$182,329	100.0%	$186,117	100.0%
Costs and expenses:
Operating, administrative and other	71,309	76.9%	73,577	76.9%	122,831	67.4%	145,967	78.4%
Depreciation and amortization	4,885	5.2%	5,817	6.0%	9,924	5.4%	12,437	6.7%
Operating income	$16,569	17.9%	$16,343	17.1%	$49,574	27.2%	$27,713	14.9%
EBITDA	$26,685	28.8%	$25,987	27.1%	$67,785	37.2%	$47,523	25.5%
Adjusted EBITDA	$23,910	25.8%	$26,426	27.6%	$49,769	27.3%	$49,341	26.5%

Development Services
Revenue:
Property management	$3,098	18.0%	$2,406	13.4%	$5,008	16.2%	$3,968	11.4%
Leasing	486	2.8%	559	3.1%	877	2.8%	849	2.4%
Capital Markets:
Sales	165	1.0%	444	2.5%	695	2.3%	544	1.6%
Other:
Development services	13,454	78.2%	14,482	81.0%	24,282	78.7%	29,303	84.6%
Total revenue	17,203	100.0%	17,891	100.0%	30,862	100.0%	34,664	100.0%
Costs and expenses:
Operating, administrative and other	47,497	276.1%	27,828	155.5%	68,614	222.3%	65,025	187.6%
Depreciation and amortization	543	3.2%	700	4.0%	1,088	3.6%	1,288	3.7%
Gain on disposition of real estate	11,298	65.7%	-	0.0%	12,683	41.1%	4,819	13.9%
Operating loss	$(19,539)	(113.6%)	$(10,637)	(59.5%)	$(26,157)	(84.8%)	$(26,830)	(77.4%)
EBITDA and Adjusted EBITDA	$46,453	270.0%	$18,525	103.5%	$49,257	159.6%	$50,400	145.4%

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

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Americas

Revenue increased by $76.5 million, or 4.3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue as well as improved commercial mortgage brokerage activity.  These increases were partially offset by lower lease and sales transaction revenue.  Foreign currency translation had a $3.6 million negative impact on revenue during the three months ended June 30, 2017, primarily driven by weakness in the Canadian dollar and Mexican peso, partially offset by strength in the Brazilian real.

Cost of services increased by $53.7 million, or 4.3%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to higher costs associated with our occupier outsourcing business.  Foreign currency translation had a $3.0 million positive impact on cost of services during the three months ended June 30, 2017. Cost of services as a percentage of revenue was consistent at 69.4% for both the three months ended June 30, 2017 and June 30, 2016.

Operating, administrative and other expenses increased by $10.2 million, or 3.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  The increase was partly driven by higher payroll-related costs (including an increase in bonus and stock compensation expense due to improved operating performance).  Foreign currency had a net $3.3 million negative impact on total operating expenses during the three months ended June 30, 2017, which included unfavorable foreign currency transaction activity, mostly hedging related, of $3.5 million, partially offset by a positive impact from foreign currency translation of $0.2 million.  These increases were partially offset by a decrease of $11.3 million in integration and other costs related to the GWS Acquisition incurred during the three months ended June 30, 2017.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold.  We also assume or purchase certain servicing assets.  Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue).  Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets.  They are amortized in proportion to and over the estimated period that the servicing income is expected to be received.  For the three months ended June 30, 2017, MSRs contributed to operating income $32.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $24.4 million of amortization of related intangible assets.  For the three months ended June 30, 2016, MSRs contributed to operating income $30.7 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $17.6 million of amortization of related intangible assets.

EMEA

Revenue was consistent at $954.7 million for the three months ended June 30, 2017 as compared to $953.9 million for the three months ended June 30, 2016.  We achieved strong organic growth fueled by higher occupier outsourcing revenue, as well as increased sales and leasing activity.  Such growth was almost entirely offset by foreign currency translation, which had a $75.9 million negative impact on total revenue during the three months ended June 30, 2017, primarily driven by weakness in the British pound sterling and euro.

Cost of services decreased by $27.8 million, or 3.7%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to foreign currency translation, which had a $59.4 million positive impact on cost of services.  In addition, we incurred $14.3 million of costs in the prior-year quarter in connection with our cost-elimination project that did not recur in the current year.  These items were largely offset by higher costs associated with our occupier outsourcing business as well as higher professional bonuses (particularly in the United Kingdom) resulting from improved operating performance.  Cost of services as a percentage of revenue decreased from 79.4% for the three months ended June 30, 2016 to 76.5% for the three months ended June 30, 2017, largely due to higher transaction revenue in certain countries that have a fixed compensation structure as well as the aforementioned costs associated with our cost-elimination project that did not recur in the current year.

Operating, administrative and other expenses increased by $4.0 million, or 2.5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily driven by higher payroll-related costs (including an increase in bonus and stock compensation due to improved operating performance).  This increase in costs was largely offset by foreign currency, which had a $9.8 million net positive impact on total operating expenses during the three months ended June 30, 2017, including a $12.1 million positive impact from foreign currency translation, partially offset by $2.3 million of unfavorable foreign currency transaction activity, part of which related to hedging activities.  In addition, we incurred $2.3 million of costs during the second quarter of 2016 as part of our cost-elimination project, which did not recur in the current year.

Asia Pacific

Revenue increased by $61.0 million, or 17.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing revenue as well as improved sales and leasing activity.  Foreign currency translation had a $1.7 million negative impact on total revenue during the three months ended June 30, 2017, primarily driven by weakness in the Chinese yuan and Singapore dollar, partially offset by strength in the Indian rupee.

Cost of services increased by $38.4 million, or 14.7%, for the three months ended June 30, 2017 as compared to the same period in 2016, driven by higher costs associated with our occupier outsourcing business.  This increase was partially offset by the impact of $3.3 million of costs incurred in the second quarter of 2016 in connection with our cost-elimination project that did not recur in the current year.  In addition, foreign currency translation had a $1.4 million positive impact on cost of services during the three months ended June 30, 2017.  Cost of services as a percentage of revenue decreased from 72.7% for the three months ended June 30, 2016 to 71.3% for the three months ended June 30, 2017, partly due to the aforementioned costs associated with our cost-elimination project that did not recur in the current year.

Operating, administrative and other expenses was consistent at $77.9 million for the three months ended June 30, 2017 versus $77.5 million for the three months ended June 30, 2016. We incurred higher payroll-related costs (including increased stock compensation and bonus expense due to improved operating performance) in the current year quarter.  This was almost entirely offset by foreign currency activity as well as the impact of $1.6 million of costs incurred in the second quarter of 2016 in connection with our cost-elimination project that did not recur in the current year.  Foreign currency activity had an overall positive impact of $2.4 million for the three months ended June 30, 2017, due to favorable foreign currency transaction activity of $1.7 million, mostly related to hedging, and a $0.7 million positive impact from foreign currency translation.

Global Investment Management

Revenue decreased by $3.0 million, or 3.1%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Foreign currency translation had a $3.7 million negative impact on total revenue during the three months ended June 30, 2017, primarily driven by weakness in the British pound sterling and euro.  This, coupled with lower asset management fees, was mostly offset by higher carried interest revenue in the three months ended June 30, 2017.

Operating, administrative and other expenses decreased by $2.3 million, or 3.1%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily driven by the impact of $4.8 million of costs incurred in the second quarter of 2016 in connection with our cost-elimination project that did not recur in the current year. Additionally, foreign currency had a net $1.1 million positive impact on total operating expenses during the three months ended June 30, 2017, which included a $2.6 million positive impact from foreign currency translation, partially offset by a $1.5 million of unfavorable foreign currency transaction activity over the same period in the prior year, part of which related to hedging activities.  These items were partially offset by higher carried interest expense incurred during the three months ended June 30, 2017.

A roll forward of our AUM by product type for the three months ended June 30, 2017 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at April 1, 2017	$31.4	$38.8	$16.3	$86.5
Inflows	1.4	2.3	0.5	4.2
Outflows	(1.5)	(0.7)	(1.0)	(3.2)
Market appreciation	2.1	1.8	0.3	4.2
Balance at June 30, 2017	$33.4	$42.2	$16.1	$91.7

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

Development Services

Revenue was relatively consistent at $17.2 million for the three months ended June 30, 2017 versus $17.9 million for the three months ended June 30, 2016.

Operating, administrative and other expenses increased by $19.7 million, or 70.7%, for the three months ended June 30, 2017 as compared to the same period in 2016.  This increase was primarily driven by higher bonuses in the current three months due to improved operating performance (property sales reflected in equity income from unconsolidated subsidiaries and gain on disposition of real estate were significantly higher in the current-year quarter).

As of June 30, 2017, development projects in process totaled $5.9 billion, down $1.2 billion from the second quarter of 2016.  The development pipeline totaled $5.9 billion, up $2.9 billion over the second quarter of 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Americas

Revenue increased by $181.3 million, or 5.4%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue, as well as improved commercial mortgage brokerage and sales activity.  These increases were partially offset by lower lease transaction revenue.  Foreign currency translation had a $2.1 million negative impact on revenue during the six months ended June 30, 2017, primarily driven by weakness in the Canadian dollar, Mexican peso and Venezuelan bolivar, largely offset by strength in the Brazilian real.

Cost of services increased by $115.1 million, or 4.9%, for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to higher costs associated with our occupier outsourcing business.  Foreign currency translation had a $2.7 million positive impact on cost of services during the six months ended June 30, 2017. Cost of services as a percentage of revenue was relatively consistent at 69.4% for the six months ended June 30, 2016 versus 69.1% for the six months ended June 30, 2017.

Operating, administrative and other expenses increased by $14.7 million, or 2.2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  The increase was partly driven by higher payroll-related costs (including an increase in bonus and stock compensation expense due to improved operating performance).  Foreign currency had a $4.9 million negative impact on total operating expenses during the six months ended June 30, 2017, which included a negative impact from foreign currency translation of $1.1 million and unfavorable foreign currency transaction activity, mostly hedging related, of $3.8 million.  These increases were partially offset by a decrease of $12.3 million in integration and other costs related to the GWS Acquisition incurred during the six months ended June 30, 2017 as well as the impact of $3.5 million of costs incurred during the first half of 2016 as part of our cost-elimination project, which did not recur in the current year.

For the six months ended June 30, 2017, MSRs contributed to operating income $60.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $46.7 million of amortization of related intangible assets.  For the six months ended June 30, 2016, MSRs contributed to operating income $55.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $34.8 million of amortization of related intangible assets.

EMEA

Revenue was consistent at $1.8 billion for both the six months ended June 30, 2017 and 2016.  We achieved strong organic growth fueled by higher occupier outsourcing revenue, as well as higher sales and leasing activity.  Such growth was almost entirely offset by foreign currency translation, which had a $143.9 million negative impact on total revenue during the six months ended June 30, 2017, primarily driven by weakness in the British pound sterling and euro.

Cost of services decreased by $35.8 million, or 2.5%, for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to foreign currency translation, which had a $114.8 million positive impact on cost of services.  In addition, we incurred $18.0 million of costs in the prior-year period in connection with our cost-elimination project that did not recur in the current year.  These items were largely offset by higher costs associated with our occupier outsourcing business.  Cost of services as a percentage of revenue decreased from 80.0% for the six months ended June 30, 2016 to 77.8% for the six months ended June 30, 2017, largely due to higher transaction revenue in certain countries that have a fixed compensation structure as well as the aforementioned costs associated with our cost-elimination project that did not recur in the current year.

Operating, administrative and other expenses were relatively consistent at $307.8 million for the six months ended June 30, 2017 as compared to $308.9 million for the six months ended June 30, 2016.  Foreign currency had an $18.6 million net positive impact on total operating expenses during the six months ended June 30, 2017, including a $23.2 million positive impact from foreign currency translation, partially offset by $4.6 million of unfavorable foreign currency transaction activity, part of which related to hedging activities.  In addition, we incurred $5.6 million of costs during the first half of 2016 as part of our cost-elimination project, which did not recur in the current year.  These favorable items were almost entirely offset by higher payroll-related costs, including increased bonus and stock compensation expense due to improved operating performance in the first half of 2017.

Asia Pacific

Revenue increased by $90.8 million, or 13.5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing revenue as well as improved sales and leasing activity.  In addition, foreign currency translation had a $0.9 million positive impact on total revenue during the six months ended June 30, 2017, primarily driven by strength in the Australian dollar and Indian rupee, largely offset by weakness in the Chinese yuan.

Cost of services increased by $58.5 million, or 11.8%, for the six months ended June 30, 2017 as compared to the same period in 2016, driven by higher costs associated with our occupier outsourcing business.  This increase was partially offset by the impact of $3.6 million of costs incurred in the first half of 2016 in connection with our cost-elimination project that did not recur in the current year.  In addition, foreign currency translation had a $0.2 million positive impact on cost of services during the six months ended June 30, 2017.  Cost of services as a percentage of revenue decreased from 73.6% for the six months ended June 30, 2016 to 72.5% for the six months ended June 30, 2017, partly due to the aforementioned costs associated with our cost-elimination project that did not recur in the current year.

Operating, administrative and other expenses were relatively consistent at $146.1 million for the six months ended June 30, 2017 as compared to $145.3 million for the six months ended June 30, 2016.  We incurred higher payroll-related costs (including increased stock compensation and bonus expense due to improved operating performance) in the first half of 2017.  This was almost entirely offset by foreign currency activity as well as the impact of $2.4 million of costs incurred in the first half of 2016 in connection with our cost-elimination project that did not recur in the current year.  Foreign currency activity had an overall net positive impact of 6.8 million for the six months ended June 30, 2017, due to favorable foreign currency transaction activity of $7.2 million, mostly related to hedging, partially offset by a $0.4 million negative impact from foreign currency translation.

Global Investment Management

Revenue decreased by $3.8 million, or 2.0%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Foreign currency translation had a $7.1 million negative impact on total revenue during the six months ended June 30, 2017, primarily driven by weakness in the British pound sterling and euro.  This, coupled with lower asset management fees, was mostly offset by higher carried interest revenue in the current six months.

Operating, administrative and other expenses decreased by $23.1 million, or 15.9%, for the six months ended June 30, 2017 as compared to the same period in 2016, primarily driven by lower net carried interest expense incurred in the current-year period. The decrease was also due to the impact of $5.7 million of costs incurred in the six months ended June 30, 2016 in connection with our cost-elimination project that did not recur in the current year. Lastly, foreign currency had a net $4.5 million positive impact on total operating expenses during the six months ended June 30, 2017, which included a $4.8 million positive impact from foreign currency translation, partially offset by $0.3 million of unfavorable foreign currency transaction activity over the same period in the prior year, part of which related to hedging activities.

A roll forward of our AUM by product type for the six months ended June 30, 2017 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at December 31, 2016	$31.6	$37.5	$17.5	$86.6
Inflows	2.5	4.2	1.0	7.7
Outflows	(4.0)	(2.5)	(3.0)	(9.5)
Market appreciation	3.3	3.0	0.6	6.9
Balance at June 30, 2017	$33.4	$42.2	$16.1	$91.7

We describe above how we calculate AUM.  Also as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue decreased by $3.8 million, or 11.0%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily driven by lower incentive and development fees in the current six months.

Operating, administrative and other expenses increased by $3.6 million, or 5.5%, for the six months ended June 30, 2017 as compared to the same period in 2016.  This increase was primarily driven by higher payroll-related costs, including increased bonus expense in the current six months.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2017 include up to approximately $170 million of anticipated capital expenditures, net of tenant concessions.  During the six months ended June 30, 2017, we incurred $52.4 million of capital expenditures, net of tenant concessions received.  As of June 30, 2017, we had aggregate commitments of $23.3 million to fund future co-investments in our Global Investment Management business, $14.3 million of which is expected to be funded in 2017.  Additionally, as of June 30, 2017, we are committed to fund $22.8 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of June 30, 2017, we had $2.8 billion of borrowings available under our $2.8 billion revolving credit facility.

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

The second long-term liquidity need is the payment of obligations related to acquisitions.  Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions.  As of June 30, 2017 and December 31, 2016, we had accrued $84.5 million ($24.5 million of which was a current liability) and $91.0 million ($29.3 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250 million of our Class A common stock over three years.  The timing of the repurchase and the actual amount repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.  We intend to fund the repurchases, if any, with cash on hand or borrowings under our revolving credit facility.  As of June 30, 2017, the authorization remains unused.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $190.7 million for the six months ended June 30, 2017, a decrease of $19.3 million as compared to the six months ended June 30, 2016.  The decrease in net cash used in operating activities was primarily due to improved operating performance and lower net payments to vendors during the six months ended June 30, 2017.  These items were partially offset by higher commissions and salaries paid in the current-year period.

Investing Activities

Net cash used in investing activities was comparable at $38.9 million for the six months ended June 30, 2017 versus $39.5 million for the six months ended June 30, 2016.

Financing Activities

Net cash used in financing activities totaled $14.6 million for the six months ended June 30, 2017, as compared to net cash provided by financing activities of $141.5 million for the six months ended June 30, 2016.  This variance was primarily due to lower net borrowings under our revolving credit facility during the six months ended June 30, 2017.

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

In prior years, we also issued 5.00%, 4.875% and 5.25% senior notes that are due in 2023, 2026 and 2025, respectively.  For additional information on all of our long-term debt, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2016 and Note 7 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under our 2015 Credit Agreement and warehouse lines of credit with certain third-party lenders.  For additional information on all of our short-term borrowings, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2016 and Note 7 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”  The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements is $400.0 million, with $200.0 million expiring in October 2017 and $200.0 million expiring in September 2019. As of June 30, 2017 and December 31, 2016, the fair values of such interest rate swap agreements were reflected as an $8.6 million liability and a $13.2 million liability, respectively, and were included in current and other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

The estimated fair value of our senior term loans was approximately $750.4 million at June 30, 2017.  Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $840.4 million, $642.2 million and $465.2 million, respectively, at June 30, 2017.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt.  If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2017, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $1.8 million on pre-tax income and an increase of $1.8 million in cash used in operating activities for the six months ended June 30, 2017.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of June 30, 2017 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/19/2016

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	10-Q	001-32205	3.2	05/10/2017

4.1	Form of Class A common stock certificate of CBRE Group, Inc.					X

4.2(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4(a)	05/10/2013

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

		S-3ASR	333-201126	4.3(h)	12/19/2014

4.2(h)	Fourth Supplemental Indenture, dated as of August 13, 2015, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026, including the Form of 4.875% Senior Notes due 2026	8-K	001-32205	4.2	08/13/2015

4.2(i)	Fifth Supplemental Indenture, dated as of September 25, 2015, between CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, the 5.25% Senior Notes due 2025 and the 4.875% Senior Notes due 2026	8-K	001-32205	4.1	09/25/2015

10.1	CBRE Group, Inc. 2017 Equity Incentive Plan +	S-8	333-218113	99.1	5/19/2017

10.2	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Time Vest) +	S-8	333-218113	99.2	5/19/2017

10.3	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Performance Vest) +	S-8	333-218113	99.3	5/19/2017

10.4	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Non-Employee Director) +	S-8	333-218113	99.4	5/19/2017

11	Statement concerning Computation of Per Share Earnings (filed as Note 9 of the Consolidated Financial Statements)					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Denotes a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: August 8, 2017	/s/ James R. Groch
James R. Groch
Chief Financial Officer (principal financial officer)

Date: August 8, 2017	/s/ Gil Borok
Gil Borok
Chief Accounting Officer (principal accounting officer)