Form 10-Q
period 2017-09-30
CBRE GROUP, INC.
filed 2017-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Class A common stock outstanding at October 31, 2017 was 339,459,138.

FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$955,605	$762,576
Restricted cash	84,794	68,836
Receivables, less allowance for doubtful accounts of $47,596 and $39,469 at September 30, 2017 and December 31, 2016, respectively	2,843,126	2,605,602
Warehouse receivables	1,434,910	1,276,047
Income taxes receivable	66,386	45,626
Prepaid expenses	218,049	184,107
Other current assets	201,864	179,656
Total Current Assets	5,804,734	5,122,450
Property and equipment, net	574,266	560,756
Goodwill	3,135,208	2,981,392
Other intangible assets, net of accumulated amortization of $943,587 and $771,673 at September 30, 2017 and December 31, 2016, respectively	1,400,699	1,411,039
Investments in unconsolidated subsidiaries	233,634	232,238
Deferred tax assets, net	94,250	105,324
Other assets, net	409,223	366,388
Total Assets	$11,652,014	$10,779,587
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,505,860	$1,446,438
Compensation and employee benefits payable	763,554	772,922
Accrued bonus and profit sharing	727,066	890,321
Income taxes payable	82,106	58,351
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,416,253	1,254,653
Other	16	16
Total short-term borrowings	1,416,269	1,254,669
Current maturities of long-term debt	10	11
Other current liabilities	56,512	102,717
Total Current Liabilities	4,551,377	4,525,429
Long-term debt, net of current maturities	2,551,568	2,548,126
Deferred tax liabilities, net	125,782	70,719
Non-current tax liabilities	17,851	54,042
Other liabilities	553,600	524,026
Total Liabilities	7,800,178	7,722,342
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 339,459,138 and 337,279,449 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,395	3,373
Additional paid-in capital	1,192,855	1,145,226
Accumulated earnings	3,179,985	2,656,906
Accumulated other comprehensive loss	(580,765)	(791,018)
Total CBRE Group, Inc. Stockholders’ Equity	3,795,470	3,014,487
Non-controlling interests	56,366	42,758
Total Equity	3,851,836	3,057,245
Total Liabilities and Equity	$11,652,014	$10,779,587

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$3,549,977	$3,193,487	$9,873,396	$9,247,758
Costs and expenses:
Cost of services	2,513,377	2,252,783	6,919,018	6,520,629
Operating, administrative and other	704,898	686,530	2,023,503	2,010,338
Depreciation and amortization	102,591	92,725	297,014	269,987
Total costs and expenses	3,320,866	3,032,038	9,239,535	8,800,954
Gain on disposition of real estate	6,180	11,043	18,863	15,862
Operating income	235,291	172,492	652,724	462,666
Equity income from unconsolidated subsidiaries	67,834	24,672	158,236	116,902
Other income	1,768	1,356	9,069	8,453
Interest income	3,129	1,020	6,967	5,545
Interest expense	34,483	37,273	103,923	109,050
Income before provision for income taxes	273,539	162,267	723,073	484,516
Provision for income taxes	76,178	51,414	195,813	165,578
Net income	197,361	110,853	527,260	318,938
Less: Net income attributable to non- controlling interests	1,044	6,690	4,181	10,940
Net income attributable to CBRE Group, Inc.	$196,317	$104,163	$523,079	$307,998
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.58	$0.31	$1.55	$0.92
Weighted average shares outstanding for basic income per share	337,948,324	335,770,122	337,280,914	334,949,606
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.58	$0.31	$1.54	$0.91
Weighted average shares outstanding for diluted income per share	341,186,431	338,488,975	340,502,432	338,053,297

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$197,361	$110,853	$527,260	$318,938
Other comprehensive income (loss):
Foreign currency translation gain (loss)	64,711	(15,940)	204,147	(101,654)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,260	1,720	4,148	5,196
Unrealized gains (losses) on interest rate swaps, net of tax	25	788	102	(3,327)
Unrealized holding gains on available for sale securities, net of tax	339	348	2,239	993
Other, net	(4)	2	(20)	(757)
Total other comprehensive income (loss)	66,331	(13,082)	210,616	(99,549)
Comprehensive income	263,692	97,771	737,876	219,389
Less: Comprehensive income attributable to non-controlling interests	1,227	6,768	4,544	11,057
Comprehensive income attributable to CBRE Group, Inc.	$262,465	$91,003	$733,332	$208,332

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$527,260	$318,938
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	297,014	269,987
Amortization of financing costs	7,371	8,302
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(131,062)	(134,775)
Net realized and unrealized gains from investments	(9,069)	(8,453)
Gain on disposition of real estate held for investment	—	(9,901)
Equity income from unconsolidated subsidiaries	(158,236)	(116,902)
Provision for doubtful accounts	7,442	6,805
Compensation expense for equity awards	68,975	43,346
Proceeds from sale of mortgage loans	11,316,041	10,075,850
Origination of mortgage loans	(11,441,884)	(9,917,310)
Increase (decrease) in warehouse lines of credit	161,600	(131,690)
Distribution of earnings from unconsolidated subsidiaries	17,612	19,982
Tenant concessions received	14,739	7,667
Purchase of trading securities	(61,813)	(76,136)
Proceeds from sale of trading securities	53,251	84,234
(Increase) decrease in receivables	(90,526)	46,289
Increase in prepaid expenses and other assets	(82,673)	(101,916)
Decrease in real estate held for sale and under development	10,784	2,870
Decrease in accounts payable and accrued expenses	(4,876)	(125,471)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(224,798)	(210,670)
Increase in income taxes receivable/payable	(10,631)	(66,589)
Increase in other liabilities	1,162	8,807
Other operating activities, net	(20,415)	(46,453)
Net cash provided by (used in) operating activities	247,268	(53,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(101,606)	(134,357)
Acquisition of businesses (other than Global Workplace Solutions (GWS)), including net assets acquired, intangibles and goodwill, net of cash acquired	(59,394)	(22,066)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	(10,477)
Contributions to unconsolidated subsidiaries	(36,659)	(57,295)
Distributions from unconsolidated subsidiaries	177,506	119,539
Net proceeds from disposition of real estate held for investment	—	44,326
Increase in restricted cash	(11,020)	(1,623)
Purchase of available for sale securities	(29,408)	(31,413)
Proceeds from the sale of available for sale securities	25,618	29,560
Other investing activities, net	1,156	24,185
Net cash used in investing activities	(33,807)	(39,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(23,125)
Proceeds from revolving credit facility	911,000	2,195,000
Repayment of revolving credit facility	(911,000)	(2,112,000)
Proceeds from notes payable on real estate held for investment	79	7,274
Repayment of notes payable on real estate held for investment	(1,324)	(33,516)
Proceeds from notes payable on real estate held for sale and under development	3,341	15,110
Repayment of notes payable on real estate held for sale and under development	(10,777)	(4,102)
Units repurchased for payment of taxes on equity awards	(29,549)	(27,796)
Non-controlling interest contributions	3,410	1,478
Non-controlling interest distributions	(6,643)	(12,800)
Payment of financing costs	(21)	(5,601)
Other financing activities, net	(2,673)	(761)
Net cash used in financing activities	(44,157)	(839)
Effect of currency exchange rate changes on cash and cash equivalents	23,725	(408)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	193,029	(94,057)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	762,576	540,403
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$955,605	$446,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$111,826	$118,272
Income taxes, net	$204,228	$225,129

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
				Accumulated
	Class A	Additional		other	Non-
	common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	earnings	loss	interests	Total
Balance at December 31, 2016	$3,373	$1,145,226	$2,656,906	$(791,018)	$42,758	$3,057,245
Net income	—	—	523,079	—	4,181	527,260
Non-cash issuance of common stock related to acquisition	5	7,586	—	—	—	7,591
Compensation expense for equity awards	—	68,975	—	—	—	68,975
Units repurchased for payment of taxes on equity awards	—	(29,549)	—	—	—	(29,549)
Foreign currency translation gain	—	—	—	203,784	363	204,147
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	4,148	—	4,148
Unrealized gains on interest rate swaps, net of tax	—	—	—	102	—	102
Unrealized holding gains on available for sale securities, net of tax	—	—	—	2,239	—	2,239
Contributions from non- controlling interests	—	—	—	—	3,410	3,410
Distributions to non- controlling interests	—	—	—	—	(6,643)	(6,643)
Acquisition of non- controlling interests	—	—	—	—	12,671	12,671
Other	17	617	—	(20)	(374)	240
Balance at September 30, 2017	$3,395	$1,192,855	$3,179,985	$(580,765)	$56,366	$3,851,836

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

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or GAAP, for annual financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses.  Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others.  These estimates and assumptions are based on our best judgment.  We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Certain reclassifications have been made to the 2016 financial statements to conform with the 2017 presentation.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2017.

2.	New Accounting Pronouncements

Recent Accounting Pronouncements Pending Adoption

The Financial Accounting Standards Board (FASB) has recently issued five Accounting Standards Updates (ASUs) related to revenue recognition (“new revenue recognition guidance”), all of which will become effective for the company on January 1, 2018.  The ASUs issued are: (1) in May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606);” (2) in March 2016, ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” (3) in April 2016, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (4) in May 2016, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients;” and (5) in December 2016, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance under GAAP.  This ASU permits the use of either the retrospective or cumulative effect transition method.  ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  ASU 2016-12 clarifies guidance in

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

certain narrow areas and adds some practical expedients.  ASU 2016-20 also clarifies guidance in certain narrow areas and adds optional exemptions to certain disclosure requirements.

We plan to adopt the new revenue recognition guidance in the first quarter of 2018 using the retrospective transition method. We continue to evaluate the impact that adoption of these updates will have on our consolidated financial statements and related disclosures. Based on our assessment, the impact of the application of the new revenue recognition guidance will result in an acceleration of some revenues that are based, in part, on future contingent events. For example, some brokerage revenues from leasing commissions in various countries where we operate will get recognized earlier. Under current GAAP, a portion of these commissions are deferred until a future contingency is resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue guidance, the company’s performance obligation will be typically satisfied at lease signing and therefore the portion of the commission that is contingent on a future event will likely be recognized earlier if deemed not subject to significant reversal. We have evaluated the impact of the updated principal versus agent guidance on our consolidated financial statements in relation to third-party costs which are billed to clients in association with facilities management and project management services.  We determined a significant amount of additional contracts will be accounted for on a gross basis, resulting in a significant gross up of third-party costs as compared to our current presentation, with no impact on profitability.  This is driven by a change in the indicators used to assess if we control these third-party service providers.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This ASU refines and expands hedge accounting for both financial and commodity risks. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  We are evaluating the effect that ASU 2017-12 will have on our consolidated financial statements and related disclosures.

3.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS).  Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Mae or Ginnie Mae MBS that will be secured by the loans. Loans funded from the warehouse lines of credit are generally repaid within a one-month period, on average, when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Such loans are funded at the prevailing market rates. The warehouse lines of credit are recourse only to CBRE Capital Markets and are secured by our related warehouse receivables. We elect the fair value option for all warehouse receivables. At September 30, 2017 and December 31, 2016, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at January 1, 2017	$1,276,047
Origination of mortgage loans	11,441,884
Gains (premiums on loan sales)	32,711

Sale of mortgage loans	(11,283,330)
Cash collections of premiums on loan sales	(32,711)
Proceeds from sale of mortgage loans	(11,316,041)

Net increase in mortgage servicing rights included in warehouse receivables	309
Ending balance at September 30, 2017	$1,434,910

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table is a summary of our warehouse lines of credit in place as of September 30, 2017 and December 31, 2016 (dollars in thousands):

			September 30, 2017		December 31, 2016
			Maximum		Maximum
Lender	Current Maturity	Pricing	Facility Size	Carrying Value	Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	2/28/2017	daily one-month LIBOR plus 1.45%	$—	$—	$300,000	$275,945
JP Morgan (2)	10/23/2017	daily one-month LIBOR plus 1.45%	800,000	704,908	700,000	—
JP Morgan (2)	10/23/2017	daily one-month LIBOR plus 2.75%	25,000	1,487	25,000	3,768
Bank of America (BofA) (1)	1/30/2017	daily one-month LIBOR plus 1.60%	—	—	300,000	300,000
BofA	6/5/2018	daily one-month LIBOR plus 1.40%	225,000	155,744	200,000	18,555
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (1)	1/17/2017	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	—	—	200,000	200,000
Fannie Mae ASAP Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	94,250	450,000	111,160
TD Bank, N.A. (TD Bank) (1)	2/28/2017	daily one-month LIBOR plus 1.35%	—	—	375,000	154,032
TD Bank	6/30/2018	daily one-month LIBOR plus 1.25%	400,000	366,600	400,000	—
Capital One, N.A. (Capital One) (1)	1/23/2017	daily one-month LIBOR plus 1.45%	—	—	250,000	191,193
Capital One	7/27/2018	daily one-month LIBOR plus 1.40%	200,000	93,264	200,000	—
			$2,100,000	$1,416,253	$3,400,000	$1,254,653

(1)	Temporary facility to accommodate year-end volume.
(2)	On October 23, 2017, this agreement was amended to extend the maturity date to October 22, 2018.

During the nine months ended September 30, 2017, we had a maximum of $1.4 billion of warehouse lines of credit principal outstanding.

4.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2017 and December 31, 2016, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016
Investments in unconsolidated subsidiaries	$32,003	$31,041
Co-investment commitments	4,425	168
Other current assets	3,301	3,314
Maximum exposure to loss	$39,729	$34,523

5.	Fair Value Measurements

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and nine months ended September 30, 2017 and 2016.  There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2016 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	As of September 30, 2017
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$2,349	$—	$—	$2,349
Debt securities issued by U.S. federal agencies	—	5,169	—	5,169
Corporate debt securities	—	22,134	—	22,134
Asset-backed securities	—	3,600	—	3,600
Collateralized mortgage obligations	—	2,684	—	2,684
Total debt securities	2,349	33,587	—	35,936
Equity securities	27,693	—	—	27,693
Total available for sale securities	30,042	33,587	—	63,629
Trading securities	68,744	—	—	68,744
Warehouse receivables	—	1,434,910	—	1,434,910
Total assets at fair value	$98,786	$1,468,497	$—	$1,567,283
Liabilities
Interest rate swaps	$—	$6,601	$—	$6,601
Securities sold, not yet purchased	2,246	—	—	2,246
Foreign currency exchange forward contracts	—	75	—	75
Total liabilities at fair value	$2,246	$6,676	$—	$8,922

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

There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2017 and 2016.

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

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $750.8 million at September 30, 2017 and $751.4 million at December 31, 2016.  Their actual carrying value, net of unamortized debt issuance costs, totaled $746.0 million and $744.3 million at September 30, 2017 and December 31, 2016, respectively (see Note 7).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $829.1 million, $646.6 million and $463.4 million, respectively, at September 30, 2017 and $827.6 million, $607.0 million and $439.3 million, respectively, at December 31, 2016.  The actual carrying value of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs, totaled $791.4 million, $591.8 million and $422.4 million, respectively, at September 30, 2017 and $790.4 million, $591.2 million and $422.2 million, respectively, at December 31, 2016.

6.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting.  Our investment ownership percentages in equity method investments vary, generally ranging up to 5.0% in our Global Investment Management segment, up to 10.0% in our Development Services segment, and up to 50.0% in our other business segments.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Global Investment Management
Revenue	$308,221	$418,028	$813,279	$902,932
Operating (loss) income	$(59,677)	$93,491	$32,211	$155,869
Net income	$36,937	$52,477	$101,334	$118,348
Development Services
Revenue	$29,273	$26,179	$78,276	$57,255
Operating income	$152,102	$26,027	$329,959	$184,136
Net income	$141,489	$19,745	$307,641	$169,837
Other
Revenue	$46,648	$40,292	$116,651	$106,807
Operating income	$6,504	$6,130	$17,483	$20,418
Net income	$7,868	$6,135	$21,526	$20,506
Total
Revenue	$384,142	$484,499	$1,008,206	$1,066,994
Operating income	$98,929	$125,648	$379,653	$360,423
Net income	$186,294	$78,357	$430,501	$308,691

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Senior term loans, with interest ranging from 1.77% to 2.84%, due quarterly through 2022	$751,876	$751,875
5.00% senior notes due in 2023	800,000	800,000
4.875% senior notes due in 2026, net of unamortized discount	596,181	595,912
5.25% senior notes due in 2025, net of unamortized premium	426,363	426,500
Other	10	14
Total long-term debt	2,574,430	2,574,301
Less: current maturities of long-term debt	(10)	(11)
Less: unamortized debt issuance costs	(22,852)	(26,164)
Total long-term debt, net of current maturities	$2,551,568	$2,548,126

On January 9, 2015, CBRE Services, Inc. (CBRE Services), our wholly-owned subsidiary, entered into an amended and restated credit agreement (2015 Credit Agreement) with a syndicate of banks jointly led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Suisse AG (CS). On March 21, 2016, CBRE Services executed an amendment to the 2015 Credit Agreement that, among other things, extended the maturity on the revolving credit facility to March 2021 and increased the borrowing capacity under the revolving credit facility by $200.0 million.

Our 2015 Credit Agreement is an unsecured credit facility that is jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. As of September 30, 2017, the 2015 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and continue through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and continue through maturity on September 3, 2022.

Our 2015 Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. Our 2015 Credit Agreement also requires us to maintain a minimum coverage ratio of EBITDA (as defined in the 2015 Credit Agreement) to total interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to EBITDA (as defined in the 2015 Credit Agreement) of 4.25x as of the end of each fiscal quarter. On this basis, our coverage ratio of EBITDA to total interest expense was 14.29x for the trailing twelve months ended September 30, 2017, and our leverage ratio of total debt less available cash to EBITDA was 0.97x as of September 30, 2017.

The indentures governing our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, entering into sale/leaseback transactions and entering into consolidations or mergers.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-Term Borrowings

Revolving Credit Facility

As of September 30, 2017, letters of credit totaling $2.0 million were outstanding under our revolving credit facility under our 2015 Credit Agreement.  These letters of credit, which reduce the amount we may borrow under our revolving credit facility, were primarily issued in the ordinary course of business.  As of September 30, 2017 and December 31, 2016, no amounts were outstanding under our revolving credit facility other than these letters of credit totaling $2.0 million.

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and in selected cases, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $18.5 billion at September 30, 2017. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2017 and December 31, 2016, CBRE MCI had a $53.0 million and a $45.0 million, respectively, letter of credit under this reserve arrangement, and had provided approximately $31.1 million and $28.2 million, respectively, of loan loss accruals.  Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $668.4 million (including $431.3 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2017.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program.  Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations.  These obligations are for the period from origination of the loan to the securitization date.  CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered.  As of September 30, 2017, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $64.5 million as of September 30, 2017, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases.  CBRE Capital Markets letters of credit totaling $58.0 million as of September 30, 2017 referred to in the preceding paragraphs represented the majority of the $64.5 million outstanding letters of credit as of such date.  The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2018.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We had guarantees totaling $62.3 million as of September 30, 2017, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $62.3 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2017, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business.  Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget.  However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees.  These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of September 30, 2017, we had aggregate commitments of $33.5 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2017, we had committed to fund $20.4 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$196,317	$104,163	$523,079	$307,998
Weighted average shares outstanding for basic income per share	337,948,324	335,770,122	337,280,914	334,949,606
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.58	$0.31	$1.55	$0.92
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$196,317	$104,163	$523,079	$307,998
Weighted average shares outstanding for basic income per share	337,948,324	335,770,122	337,280,914	334,949,606
Dilutive effect of contingently issuable shares	3,236,525	2,707,401	3,217,594	3,070,134
Dilutive effect of stock options	1,582	11,452	3,924	33,557
Weighted average shares outstanding for diluted income per share	341,186,431	338,488,975	340,502,432	338,053,297
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.58	$0.31	$1.54	$0.91

For the three and nine months ended September 30, 2017, 384,775 and 1,141,522, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our Development Services business consists of real estate development and investment activities primarily in the U.S.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (1)	2017	2016 (1)
Revenue
Americas	$1,969,430	$1,775,326	$5,518,963	$5,143,590
EMEA	1,033,042	948,053	2,831,964	2,742,318
Asia Pacific	440,933	361,802	1,202,706	1,032,763
Global Investment Management	92,122	91,807	274,451	277,924
Development Services	14,450	16,499	45,312	51,163
Total revenue	$3,549,977	$3,193,487	$9,873,396	$9,247,758
Adjusted EBITDA
Americas	$238,259	$222,043	$689,068	$636,668
EMEA	71,169	61,177	173,610	148,842
Asia Pacific	43,081	31,467	106,562	72,570
Global Investment Management	23,202	18,988	72,971	68,329
Development Services	35,863	15,709	85,120	66,109
Total Adjusted EBITDA	$411,574	$349,384	$1,127,331	$992,518

(1)

In 2017, we changed the presentation of the operating results of one of our emerging businesses among our regional services reporting segments.  Prior year amounts have been reclassified to conform with the current-year presentation.  This change had no impact on our consolidated results.

Adjusted EBITDA is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing performance of each segment.  EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (1)	2017	2016 (1)
Net income attributable to CBRE Group, Inc.	$196,317	$104,163	$523,079	$307,998
Add:
Depreciation and amortization	102,591	92,725	297,014	269,987
Interest expense	34,483	37,273	103,923	109,050
Provision for income taxes	76,178	51,414	195,813	165,578
Less:
Interest income	3,129	1,020	6,967	5,545
EBITDA	406,440	284,555	1,112,862	847,068
Adjustments:
Cost-elimination expenses (2)	—	38,877	—	78,456
Integration and other costs related to acquisitions	—	28,596	27,351	73,520
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	5,134	(2,644)	(12,882)	(6,526)
Adjusted EBITDA	$411,574	$349,384	$1,127,331	$992,518

(1)

In 2017, we changed the presentation of the operating results of one of our emerging businesses among our regional services reporting segments.  Prior year amounts have been reclassified to conform with the current-year presentation.  This change had no impact on our consolidated results.

(2)

Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the three and nine months ended September 30, 2016 consisted of $36.7 million and $73.6 million, respectively, of severance costs related to headcount reductions in connection with the program and $2.2 million and $4.9 million, respectively, of third-party contract termination costs.

11.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 and condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$7,721	$446,123	$501,754	$—	$955,605
Restricted cash	—	—	2,048	82,746	—	84,794
Receivables, net	—	—	1,069,509	1,773,617	—	2,843,126
Warehouse receivables (1)	—	—	1,002,000	432,910	—	1,434,910
Income taxes receivable	587	4,399	—	61,425	(25)	66,386
Prepaid expenses	—	—	77,336	140,713	—	218,049
Other current assets	—	—	60,622	141,242	—	201,864
Total Current Assets	594	12,120	2,657,638	3,134,407	(25)	5,804,734
Property and equipment, net	—	—	400,273	173,993	—	574,266
Goodwill	—	—	1,684,808	1,450,400	—	3,135,208
Other intangible assets, net	—	—	753,706	646,993	—	1,400,699
Investments in unconsolidated subsidiaries	—	—	188,353	45,281	—	233,634
Investments in consolidated subsidiaries	5,143,175	4,988,534	2,807,898	—	(12,939,607)	—
Intercompany loan receivable	—	2,690,873	700,000	—	(3,390,873)	—
Deferred tax assets, net	—	—	30,673	94,250	(30,673)	94,250
Other assets, net	—	18,306	275,452	115,465	—	409,223
Total Assets	$5,143,769	$7,709,833	$9,498,801	$5,660,789	$(16,361,178)	$11,652,014
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$7,788	$482,449	$1,015,623	$—	$1,505,860
Compensation and employee benefits payable	—	626	412,761	350,167	—	763,554
Accrued bonus and profit sharing	—	—	413,826	313,240	—	727,066
Income taxes payable	—	—	34,581	47,550	(25)	82,106
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	999,172	417,081	—	1,416,253
Other	—	—	16	—	—	16
Total short-term borrowings	—	—	999,188	417,081	—	1,416,269
Current maturities of long-term debt	—	—	—	10	—	10
Other current liabilities	—	84	40,500	15,928	—	56,512
Total Current Liabilities	—	8,498	2,383,305	2,159,599	(25)	4,551,377
Long-Term Debt, net:
Long-term debt, net	—	2,551,568	—	—	—	2,551,568
Intercompany loan payable	1,348,299	—	1,826,325	216,249	(3,390,873)	—
Total Long-Term Debt, net	1,348,299	2,551,568	1,826,325	216,249	(3,390,873)	2,551,568
Deferred tax liabilities, net	—	—	—	156,455	(30,673)	125,782
Non-current tax liabilities	—	—	16,037	1,814	—	17,851
Other liabilities	—	6,592	284,600	262,408	—	553,600
Total Liabilities	1,348,299	2,566,658	4,510,267	2,796,525	(3,421,571)	7,800,178
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	3,795,470	5,143,175	4,988,534	2,807,898	(12,939,607)	3,795,470
Non-controlling interests	—	—	—	56,366	—	56,366
Total Equity	3,795,470	5,143,175	4,988,534	2,864,264	(12,939,607)	3,851,836
Total Liabilities and Equity	$5,143,769	$7,709,833	$9,498,801	$5,660,789	$(16,361,178)	$11,652,014

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 5.00% senior notes, 4.875% senior notes, 5.25% senior notes and our 2015 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan, TD Bank, BofA, Fannie Mae ASAP and Capital One lines of credit are pledged to JP Morgan, TD Bank, BofA, Fannie Mae and Capital One.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$16,889	$264,121	$481,559	$—	$762,576
Restricted cash	—	—	6,967	61,869	—	68,836
Receivables, net	—	—	943,028	1,662,574	—	2,605,602
Warehouse receivables (1)	—	—	687,454	588,593	—	1,276,047
Income taxes receivable	1,915	17,364	8,170	37,456	(19,279)	45,626
Prepaid expenses	—	—	78,296	105,811	—	184,107
Other current assets	—	1,421	64,576	113,659	—	179,656
Total Current Assets	1,922	35,674	2,052,612	3,051,521	(19,279)	5,122,450
Property and equipment, net	—	—	395,749	165,007	—	560,756
Goodwill	—	—	1,669,683	1,311,709	—	2,981,392
Other intangible assets, net	—	—	793,525	617,514	—	1,411,039
Investments in unconsolidated subsidiaries	—	—	189,455	42,783	—	232,238
Investments in consolidated subsidiaries	4,226,629	4,076,265	2,314,549	—	(10,617,443)	—
Intercompany loan receivable	—	2,684,421	700,000	—	(3,384,421)	—
Deferred tax assets, net	—	—	72,325	90,334	(57,335)	105,324
Other assets, net	—	22,229	240,707	103,452	—	366,388
Total Assets	$4,228,551	$6,818,589	$8,428,605	$5,382,320	$(14,078,478)	$10,779,587
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$30,049	$409,470	$1,006,919	$—	$1,446,438
Compensation and employee benefits payable	—	626	402,719	369,577	—	772,922
Accrued bonus and profit sharing	—	—	506,715	383,606	—	890,321
Income taxes payable	—	—	40,946	36,684	(19,279)	58,351
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	680,473	574,180	—	1,254,653
Other	—	—	16	—	—	16
Total short-term borrowings	—	—	680,489	574,180	—	1,254,669
Current maturities of long-term debt	—	—	—	11	—	11
Other current liabilities	—	—	81,590	21,127	—	102,717
Total Current Liabilities	—	30,675	2,121,929	2,392,104	(19,279)	4,525,429
Long-Term Debt, net:
Long-term debt, net	—	2,548,123	—	3	—	2,548,126
Intercompany loan payable	1,214,064	—	1,916,675	253,682	(3,384,421)	—
Total Long-Term Debt, net	1,214,064	2,548,123	1,916,675	253,685	(3,384,421)	2,548,126
Deferred tax liabilities, net	—	—	—	128,054	(57,335)	70,719
Non-current tax liabilities	—	—	53,422	620	—	54,042
Other liabilities	—	13,162	260,314	250,550	—	524,026
Total Liabilities	1,214,064	2,591,960	4,352,340	3,025,013	(3,461,035)	7,722,342
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	3,014,487	4,226,629	4,076,265	2,314,549	(10,617,443)	3,014,487
Non-controlling interests	—	—	—	42,758	—	42,758
Total Equity	3,014,487	4,226,629	4,076,265	2,357,307	(10,617,443)	3,057,245
Total Liabilities and Equity	$4,228,551	$6,818,589	$8,428,605	$5,382,320	$(14,078,478)	$10,779,587

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$—	$1,774,112	$1,775,865	$—	$3,549,977
Costs and expenses:
Cost of services	—	—	1,256,664	1,256,713	—	2,513,377
Operating, administrative and other	770	756	374,966	328,406	—	704,898
Depreciation and amortization	—	—	60,610	41,981	—	102,591
Total costs and expenses	770	756	1,692,240	1,627,100	—	3,320,866
Gain on disposition of real estate	—	—	5,315	865	—	6,180
Operating (loss) income	(770)	(756)	87,187	149,630	—	235,291
Equity income from unconsolidated subsidiaries	—	—	65,439	2,395	—	67,834
Other income	—	—	455	1,313	—	1,768
Interest income	—	30,651	1,352	1,777	(30,651)	3,129
Interest expense	—	33,577	22,660	8,897	(30,651)	34,483
Royalty and management service (income) expense	—	—	(4,389)	4,389	—	—
Income from consolidated subsidiaries	196,791	199,062	99,222	—	(495,075)	—
Income before (benefit of) provision for income taxes	196,021	195,380	235,384	141,829	(495,075)	273,539
(Benefit of) provision for income taxes	(296)	(1,411)	36,322	41,563	—	76,178
Net income	196,317	196,791	199,062	100,266	(495,075)	197,361
Less: Net income attributable to non-controlling interests	—	—	—	1,044	—	1,044
Net income attributable to CBRE Group, Inc.	$196,317	$196,791	$199,062	$99,222	$(495,075)	$196,317

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$—	$5,046,641	$4,826,755	$—	$9,873,396
Costs and expenses:
Cost of services	—	—	3,504,306	3,414,712	—	6,919,018
Operating, administrative and other	1,532	1,643	1,078,709	941,619	—	2,023,503
Depreciation and amortization	—	—	176,035	120,979	—	297,014
Total costs and expenses	1,532	1,643	4,759,050	4,477,310	—	9,239,535
Gain on disposition of real estate	—	—	5,543	13,320	—	18,863
Operating (loss) income	(1,532)	(1,643)	293,134	362,765	—	652,724
Equity income from unconsolidated subsidiaries	—	—	154,769	3,467	—	158,236
Other income	—	1	1,481	7,587	—	9,069
Interest income	—	91,250	3,891	3,076	(91,250)	6,967
Interest expense	—	101,087	67,276	26,810	(91,250)	103,923
Royalty and management service (income) expense	—	—	(11,088)	11,088	—	—
Income from consolidated subsidiaries	524,024	531,104	227,120	—	(1,282,248)	—
Income before (benefit of) provision for income taxes	522,492	519,625	624,207	338,997	(1,282,248)	723,073
(Benefit of) provision for income taxes	(587)	(4,399)	93,103	107,696	—	195,813
Net income	523,079	524,024	531,104	231,301	(1,282,248)	527,260
Less: Net income attributable to non-controlling interests	—	—	—	4,181	—	4,181
Net income attributable to CBRE Group, Inc.	$523,079	$524,024	$531,104	$227,120	$(1,282,248)	$523,079

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$196,317	$196,791	$199,062	$100,266	$(495,075)	$197,361
Other comprehensive income:
Foreign currency translation gain	—	—	—	64,711	—	64,711
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,260	—	—	—	1,260
Unrealized gains on interest rate swaps, net	—	25	—	—	—	25
Unrealized holding gains on available for sale securities, net	—	—	331	8	—	339
Other, net	—	—	(4)	—	—	(4)
Total other comprehensive income	—	1,285	327	64,719	—	66,331
Comprehensive income	196,317	198,076	199,389	164,985	(495,075)	263,692
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,227	—	1,227
Comprehensive income attributable to CBRE Group, Inc.	$196,317	$198,076	$199,389	$163,758	$(495,075)	$262,465

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$523,079	$524,024	$531,104	$231,301	$(1,282,248)	$527,260
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	204,147	—	204,147
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	4,148	—	—	—	4,148
Unrealized gains on interest rate swaps, net	—	102	—	—	—	102
Unrealized holding gains on available for sale securities, net	—	—	2,056	183	—	2,239
Other, net	(2)	—	(18)	—	—	(20)
Total other comprehensive (loss) income	(2)	4,250	2,038	204,330	—	210,616
Comprehensive income	523,077	528,274	533,142	435,631	(1,282,248)	737,876
Less: Comprehensive income attributable to non-controlling interests	—	—	—	4,544	—	4,544
Comprehensive income attributable to CBRE Group, Inc.	$523,077	$528,274	$533,142	$431,087	$(1,282,248)	$733,332

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$69,358	$(7,513)	$129,361	$56,062	$247,268
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(68,566)	(33,040)	(101,606)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(39,937)	(19,457)	(59,394)
Contributions to unconsolidated subsidiaries	—	—	(33,582)	(3,077)	(36,659)
Distributions from unconsolidated subsidiaries	—	—	172,868	4,638	177,506
Decrease (increase) in restricted cash	—	—	4,919	(15,939)	(11,020)
Purchase of available for sale securities	—	—	(29,408)	—	(29,408)
Proceeds from the sale of available for sale securities	—	—	25,618	—	25,618
Other investing activities, net	—	—	892	264	1,156
Net cash provided by (used in) investing activities	—	—	32,804	(66,611)	(33,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	911,000	—	—	911,000
Repayment of revolving credit facility	—	(911,000)	—	—	(911,000)
Proceeds from notes payable on real estate held for investment	—	—	—	79	79
Repayment of notes payable on real estate held for investment	—	—	—	(1,324)	(1,324)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,341	3,341
Repayment of notes payable on real estate held for sale and under development	—	—	—	(10,777)	(10,777)
Units repurchased for payment of taxes on equity awards	(29,549)	—	—	—	(29,549)
Non-controlling interest contributions	—	—	—	3,410	3,410
Non-controlling interest distributions	—	—	—	(6,643)	(6,643)
Payment of financing costs	—	—	—	(21)	(21)
(Increase) decrease in intercompany receivables, net	(40,288)	(1,655)	22,982	18,961	—
Other financing activities, net	479	—	(3,145)	(7)	(2,673)
Net cash (used in) provided by financing activities	(69,358)	(1,655)	19,837	7,019	(44,157)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	23,725	23,725
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(9,168)	182,002	20,195	193,029
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	7	16,889	264,121	481,559	762,576
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7	$7,721	$446,123	$501,754	$955,605
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$111,795	$—	$31	$111,826
Income taxes, net	$—	$—	$80,156	$124,072	$204,228

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$65,900	$(9,453)	$(80,074)	$(29,562)	$(53,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(81,359)	(52,998)	(134,357)
Acquisition of businesses (other than GWS), including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(1,249)	(20,817)	(22,066)
Acquisition of GWS, including net assets acquired, intangibles and goodwill	—	—	3,256	(13,733)	(10,477)
Contributions to unconsolidated subsidiaries	—	—	(36,693)	(20,602)	(57,295)
Distributions from unconsolidated subsidiaries	—	—	116,072	3,467	119,539
Net proceeds from disposition of real estate held for investment	—	—	—	44,326	44,326
Increase in restricted cash	—	—	(545)	(1,078)	(1,623)
Purchase of available for sale securities	—	—	(31,413)	—	(31,413)
Proceeds from the sale of available for sale securities	—	—	29,560	—	29,560
Other investing activities, net	—	—	10,677	13,508	24,185
Net cash provided by (used in) investing activities	—	—	8,306	(47,927)	(39,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior term loans	—	(23,125)	—	—	(23,125)
Proceeds from revolving credit facility	—	2,195,000	—	—	2,195,000
Repayment of revolving credit facility	—	(2,112,000)	—	—	(2,112,000)
Proceeds from notes payable on real estate held for investment	—	—	—	7,274	7,274
Repayment of notes payable on real estate held for investment	—	—	—	(33,516)	(33,516)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	15,110	15,110
Repayment of notes payable on real estate held for sale and under development	—	—	—	(4,102)	(4,102)
Shares repurchased for payment of taxes on equity awards	(27,796)	—	—	—	(27,796)
Non-controlling interest contributions	—	—	—	1,478	1,478
Non-controlling interest distributions	—	—	—	(12,800)	(12,800)
Payment of financing costs	—	(5,460)	—	(141)	(5,601)
(Increase) decrease in intercompany receivables, net	(39,019)	(40,954)	(50,454)	130,427	—
Other financing activities, net	915	—	(1,173)	(503)	(761)
Net cash (used in) provided by financing activities	(65,900)	13,461	(51,627)	103,227	(839)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(408)	(408)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	4,008	(123,395)	25,330	(94,057)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	5	8,479	147,410	384,509	540,403
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5	$12,487	$24,015	$409,839	$446,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$115,698	$—	$2,574	$118,272
Income taxes, net	$—	$—	$123,231	$101,898	$225,129

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.Subsequent Event

On October 31, 2017, CBRE Services, our wholly-owned subsidiary, entered into a new Credit Agreement (the 2017 Credit Agreement), which refinanced and replaced the 2015 Credit Agreement (see Note 7).

The 2017 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. The 2017 Credit Agreement provides for the following credit facilities:

•	a $750.0 million delayed draw tranche A term loan facility; and
•

a revolving credit facility of up to $2.8 billion (including an allowance for borrowings outside of the U.S.), which includes the capacity to obtain letters of credit and swingline loans and matures on October 31, 2022.

Borrowings under the tranche A term loan facility bear interest, based at our option, on either (1) the applicable fixed rate plus 0.875% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2017 Credit Agreement).  Borrowings under the tranche A term loan facility require quarterly payments, which begin on March 5, 2018 and continue through maturity on October 31, 2022, provided that in the event that our leverage ratio (as defined in the 2017 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date, no such quarterly principal payment shall be required on such date.

The revolving credit facility allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.775% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2017 Credit Agreement). The 2017 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused) and a ticking fee to the lenders under the tranche A term loan facility (commencing on January 30, 2018 and ending on July 31, 2018 (or such earlier date as the tranche A term loan facility is terminated or drawn in its entirety)).

On October 31, 2017, CBRE Services made an initial borrowing of (1) $200.0 million under the tranche A term loan facility (with the remaining $550.0 million available to be drawn under the tranche A term loan facility on one additional occasion on any date on or prior to July 31, 2018) and (2) $83.0 million under the revolving credit facility. These proceeds, in addition to cash on hand, were used to repay all amounts outstanding under the 2015 Credit Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended September 30, 2017 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2016.  Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts.  The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable.  Actual results may differ from those estimates.  Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.  A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to these policies as of September 30, 2017.

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

Commercial real estate markets, most particularly in the United States, have generally been marked by increased demand for space, falling vacancies and higher rents since 2010.  During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, including low-cost credit availability and increased acceptance of commercial real estate as an institutional asset class. Following years of strong growth, property sales volumes have slowed since early 2016, but the market has remained active.  Commercial mortgage markets also have remained active, driven by low interest rates and a favorable lending environment.  The U.S. Government Sponsored Enterprises continue to be a significant source of debt capital for multi-family properties.

European economies began to emerge from recession in 2013, with most countries returning to positive, albeit modest, economic growth.  Sales and leasing activity has improved steadily across most of continental Europe for more than two years and this trend has continued in 2017.  In the United Kingdom, sentiment has continued to improve since the June 2016 referendum to leave the European Union (EU), leading to higher property leasing and sales volumes.  However, there continues to be uncertainty about both the withdrawal process and the United Kingdom’s future relationship with the EU.

In Asia Pacific, real estate leasing and investment market activity has strengthened broadly since late 2016.  Even as activity within the region has picked up, Asia Pacific investors remain a significant source of capital investing in real estate in other parts of the world.

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

Strategic in-fill acquisitions have also played a key role in expanding our geographic coverage and broadening and strengthening our service offerings.  The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest.  During 2016, we acquired our independent affiliate in Norway, a London-based retail property advisor specializing in the luxury goods retail sector and a leading provider of retail project management, shopping center development and tenant coordination services in the United States.  We also made an equity investment in a property services firm in Malaysia, acquiring a 49% interest.  During the nine months ended September 30, 2017, we acquired a leading Software as a Service (SaaS) platform that produces scalable interactive visualization technologies for commercial real estate, a technology company that provides mobile and SaaS technology solutions for facilities management operations, a healthcare-focused project manager in Australia, a full-service brokerage and management boutique in South Florida, a technology-enabled national boutique commercial real estate finance and consulting firm in the United States, a retail consultancy in France and a majority interest in a Toronto-based investment management business specializing in private infrastructure and private equity investments.  In addition, in October 2017, we acquired a San Francisco-based technology-focused boutique real estate brokerage firm and a project management and design engineering firm operating across the United States.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2017, we have accrued deferred consideration totaling $73.2 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the nine months ended September 30, 2017, approximately 47% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Mexican peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
United States dollar	$1,831,597	51.6%	$1,687,692	52.8%	$5,212,192	52.8%	$4,927,214	53.3%
British pound sterling	528,462	14.9%	486,195	15.2%	1,447,535	14.7%	1,453,854	15.7%
euro	414,918	11.7%	377,930	11.8%	1,136,860	11.5%	1,073,762	11.6%
Australian dollar	104,704	2.9%	91,138	2.9%	281,368	2.8%	250,323	2.7%
Canadian dollar	100,844	2.8%	80,822	2.5%	253,813	2.6%	220,833	2.4%
Indian rupee	78,281	2.2%	61,001	1.9%	226,669	2.3%	171,475	1.9%
Chinese yuan	61,761	1.7%	49,945	1.6%	164,320	1.7%	146,898	1.6%
Japanese yen	59,365	1.7%	51,641	1.6%	153,731	1.6%	140,412	1.5%
Singapore dollar	53,787	1.5%	44,266	1.4%	162,600	1.6%	122,422	1.3%
Swiss franc	36,421	1.0%	39,195	1.2%	104,592	1.1%	102,383	1.1%
Hong Kong dollar	33,339	0.9%	24,656	0.8%	85,266	0.9%	71,186	0.8%
Brazilian real	32,067	0.9%	23,580	0.7%	70,215	0.7%	54,536	0.6%
Mexican peso	29,153	0.8%	21,228	0.7%	75,562	0.8%	58,815	0.6%
Polish zloty	19,227	0.5%	15,861	0.5%	43,995	0.4%	46,203	0.5%
Danish krone	18,531	0.5%	18,061	0.6%	53,435	0.5%	48,501	0.5%
Thai baht	14,568	0.4%	9,612	0.3%	36,738	0.4%	28,164	0.3%
Swedish krona	13,056	0.4%	12,905	0.4%	41,123	0.4%	41,234	0.4%
Other currencies	119,896	3.6%	97,759	3.1%	323,382	3.2%	289,543	3.2%
Total revenue	$3,549,977	100.0%	$3,193,487	100.0%	$9,873,396	100.0%	$9,247,758	100.0%

Although we operate globally, we report our results in U.S. dollars.  As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results.  For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2017, the net impact would have been an increase in pre-tax income of $2.3 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2017, the net impact would have been an increase in pre-tax income of $7.6 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

For the past several years, we have entered into derivative financial instruments to attempt to protect the value or fix the amount of certain obligations in terms of our reporting currency, the U.S. dollar.  As of September 30, 2017, we had no foreign currency exchange forward contracts outstanding as we made the decision to let our program expire at the end of 2016.  Included in the consolidated statement of operations set forth in Item 1 of this Quarterly Report were net gains of $0.2 million and $1.2 million, respectively, from foreign currency exchange forward contracts, which hedged foreign currency denominated EBITDA for the three and nine months ended September 30, 2016. We do not intend to hedge our foreign currency denominated EBITDA in 2017.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenue:
Fee revenue (1):
Occupier outsourcing	$628,348	17.7%	$553,197	17.3%	$1,794,046	18.2%	$1,664,687	18.0%
Property management	137,618	3.9%	123,501	3.9%	393,714	4.0%	370,158	4.0%
Valuation	126,986	3.6%	120,356	3.8%	373,209	3.8%	355,139	3.8%
Loan servicing (2)	38,347	1.1%	30,866	1.0%	114,618	1.2%	89,834	1.0%
Investment management	92,122	2.6%	91,807	2.9%	274,451	2.8%	277,924	3.0%
Leasing	700,330	19.7%	619,709	19.4%	1,856,436	18.8%	1,771,810	19.2%
Capital Markets:
Sales	455,022	12.8%	415,593	13.0%	1,233,959	12.5%	1,134,969	12.3%
Commercial mortgage origination (2)	108,408	3.1%	123,096	3.9%	297,643	3.0%	303,006	3.3%
Other:
Development services	11,263	0.3%	13,010	0.4%	35,545	0.4%	42,313	0.5%
Other	22,890	0.6%	22,771	0.6%	61,142	0.5%	60,690	0.5%
Total fee revenue	2,321,334	65.4%	2,113,906	66.2%	6,434,763	65.2%	6,070,530	65.6%
Pass through costs also recognized as revenue	1,228,643	34.6%	1,079,581	33.8%	3,438,633	34.8%	3,177,228	34.4%
Total revenue	3,549,977	100.0%	3,193,487	100.0%	9,873,396	100.0%	9,247,758	100.0%

Costs and expenses:
Cost of services	2,513,377	70.8%	2,252,783	70.5%	6,919,018	70.1%	6,520,629	70.5%
Operating, administrative and other	704,898	19.9%	686,530	21.5%	2,023,503	20.5%	2,010,338	21.7%
Depreciation and amortization	102,591	2.8%	92,725	2.9%	297,014	3.0%	269,987	3.0%
Total costs and expenses	3,320,866	93.5%	3,032,038	94.9%	9,239,535	93.6%	8,800,954	95.2%
Gain on disposition of real estate	6,180	0.1%	11,043	0.3%	18,863	0.2%	15,862	0.2%
Operating income	235,291	6.6%	172,492	5.4%	652,724	6.6%	462,666	5.0%

Equity income from unconsolidated subsidiaries	67,834	1.9%	24,672	0.8%	158,236	1.6%	116,902	1.3%
Other income	1,768	0.0%	1,356	0.0%	9,069	0.1%	8,453	0.1%
Interest income	3,129	0.1%	1,020	0.0%	6,967	0.1%	5,545	0.1%
Interest expense	34,483	0.9%	37,273	1.1%	103,923	1.1%	109,050	1.3%
Income before provision for income taxes	273,539	7.7%	162,267	5.1%	723,073	7.3%	484,516	5.2%
Provision for income taxes	76,178	2.1%	51,414	1.6%	195,813	2.0%	165,578	1.8%
Net income	197,361	5.6%	110,853	3.5%	527,260	5.3%	318,938	3.4%
Less: Net income attributable to non-controlling interests	1,044	0.1%	6,690	0.2%	4,181	0.0%	10,940	0.1%
Net income attributable to CBRE Group, Inc.	$196,317	5.5%	$104,163	3.3%	$523,079	5.3%	$307,998	3.3%

EBITDA	$406,440	11.4%	$284,555	8.9%	$1,112,862	11.3%	$847,068	9.2%
Adjusted EBITDA	$411,574	11.6%	$349,384	10.9%	$1,127,331	11.4%	$992,518	10.7%

(1)	Certain adjustments have been made to 2016 fee revenue to conform with current-year presentation.
(2)

Prior disclosure of fee revenue included loan servicing and commercial mortgage origination in one line item entitled “Commercial mortgage services”.  Beginning in Q3 2017, we began to disclose recurring revenue from our loan servicing portfolio and revenue from commercial mortgage origination on separate lines.

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

EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.  Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions, cost-elimination expenses and certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to CBRE Group, Inc.	$196,317	$104,163	$523,079	$307,998
Add:
Depreciation and amortization	102,591	92,725	297,014	269,987
Interest expense	34,483	37,273	103,923	109,050
Provision for income taxes	76,178	51,414	195,813	165,578
Less:
Interest income	3,129	1,020	6,967	5,545
EBITDA	406,440	284,555	1,112,862	847,068
Adjustments:
Cost-elimination expenses (1)	—	38,877	—	78,456
Integration and other costs related to acquisitions	—	28,596	27,351	73,520
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	5,134	(2,644)	(12,882)	(6,526)
Adjusted EBITDA	$411,574	$349,384	$1,127,331	$992,518

(1)

Represents cost-elimination expenses relating to a program initiated in the fourth quarter of 2015 and completed in the third quarter of 2016 (our cost-elimination project) to reduce the company’s global cost structure after several years of significant revenue and related cost growth. Cost-elimination expenses incurred during the three and nine months ended September 30, 2016 consisted of $36.7 million and $73.6 million, respectively, of severance costs related to headcount reductions in connection with the program and $2.2 million and $4.9 million, respectively, of third-party contract termination costs.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

We reported consolidated net income of $196.3 million for the three months ended September 30, 2017 on revenue of $3.5 billion as compared to consolidated net income of $104.2 million on revenue of $3.2 billion for the three months ended September 30, 2016.

Our revenue on a consolidated basis for the three months ended September 30, 2017 increased by $356.5 million, or 11.2%, as compared to the three months ended September 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 13.5%) and property management revenue (up 7.8%), increased leasing activity (up 12.4%) and sales activity (up 8.6%) as well as higher loan servicing revenue (up 24.3%).  Foreign currency translation had a $26.3 million positive impact on total revenue during the three months ended September 30, 2017, primarily driven by strength in the euro.  These increases were partially offset by lower revenue from commercial mortgage origination (down 12.0%).

Our cost of services on a consolidated basis increased by $260.6 million, or 11.6%, during the three months ended September 30, 2017 as compared to same period in 2016.  This increase was primarily due to higher costs associated with our occupier outsourcing business and higher professional bonuses (particularly in the United States and United Kingdom) resulting from improved operating performance.  In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance.  Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense.  Foreign currency translation also had an $18.5 million negative impact on cost of services during the three months ended September 30, 2017.  These items were partially offset by the impact of $14.7 million of costs incurred in the prior-year quarter in connection with our cost-elimination project that did not recur in the current year.  Cost of services as a percentage of revenue was consistent at 70.5% for the three months ended September 30, 2016 and 70.8% for the three months ended September 30, 2017.

Our operating, administrative and other expenses on a consolidated basis increased by $18.4 million, or 2.7%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The increase was mostly driven by higher payroll-related costs (including an increase in bonus and stock compensation expense driven by improved operating performance) and an increase in net carried interest expense incurred in the current year.  Foreign currency also had a net $3.6 million negative impact on total operating expenses during the three months ended September 30, 2017, including a $5.7 million negative impact from foreign currency translation, partially offset by $2.1 million of favorable foreign currency transaction activity over the same period in the prior year (part of which related to hedging activity in the prior year, which did not recur in the current year given that we discontinued our hedging program at the end of 2016).  These items were partially offset by the impact of costs incurred in the third quarter of 2016 which did not recur in the current-year quarter, including $28.3 million of integration and other costs associated with the GWS Acquisition and $24.2 million in connection with our cost-elimination project.  Such costs were the primary driver of operating expenses as a percentage of revenue decreasing from 21.5% for the three months ended September 30, 2016 to 19.9% for the three months ended September 30, 2017.

Our depreciation and amortization expense on a consolidated basis increased by $9.9 million, or 10.6%, during the three months ended September 30, 2017 as compared to the same period in 2016.  This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights.  A rise in depreciation expense of $4.3 million during the three months ended September 30, 2017 driven by technology-related capital expenditures also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $43.2 million, or 174.9%, for the three months ended September 30, 2017 as compared to the same period in 2016, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense decreased by $2.8 million, or 7.5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  This decrease was primarily driven by lower interest expense due to lower net borrowings under our revolving credit facility and a decrease in notes payable on real estate during the third quarter of 2017.

Our provision for income taxes on a consolidated basis was $76.2 million for the three months ended September 30, 2017 as compared to $51.4 million for the same period in 2016.  Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 28.0% for the three months ended September 30, 2017 compared to 33.0% for the three months ended September 30, 2016. We benefited from a more favorable geographic mix of income, a re-measurement of income tax exposures relating to prior periods and excess tax benefits on share-based awards.  A more favorable geographic mix of income contributed to the decrease in effective tax rate as greater income was generated from lower taxed jurisdictions.  The tax rate can vary from quarter to quarter due to the timing of discrete items, such as the settlement of income tax audits and changes in tax laws.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

We reported consolidated net income of $523.1 million for the nine months ended September 30, 2017 on revenue of $9.9 billion as compared to consolidated net income of $308.0 million on revenue of $9.2 billion for the nine months ended September 30, 2016.

Our revenue on a consolidated basis for the nine months ended September 30, 2017 increased by $625.6 million, or 6.8%, as compared to the nine months ended September 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 10.3%) and property management revenue (up 7.8%), and increased sales activity (up 9.3%) and leasing activity (up 5.0%) as well as higher loan servicing revenue (up 28.4%).  These increases were partially offset by foreign currency translation, which had a $125.9 million negative impact on total revenue during the nine months ended September 30, 2017, primarily driven by weakness in the British pound sterling.

Our cost of services on a consolidated basis increased by $398.4 million, or 6.1%, during the nine months ended September 30, 2017 as compared to same period in 2016.  This increase was primarily due to higher costs associated with our occupier outsourcing business as well as higher professional bonuses (particularly in the United Kingdom) resulting from improved operating performance.  As previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance.  Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense.  These increases were partially offset by foreign currency translation, which had a $99.2 million positive impact on cost of services during the nine months ended September 30, 2017.  In addition, we incurred $37.1 million of costs in the prior-year period in connection with our cost-elimination project that did not recur in the current year.  The absence of such costs was the primary driver of cost of services as a percentage of revenue decreasing from 70.5% for the nine months ended September 30, 2016 to 70.1% for the nine months ended September 30, 2017. Higher transaction revenue in certain countries that have a fixed compensation structure also contributed to the decrease in cost of services as a percentage of revenue for the nine months ended September 30, 2017.

Our operating, administrative and other expenses on a consolidated basis increased by $13.2 million, or 0.7%, during the nine months ended September 30, 2017 as compared to same period in 2016.  The increase was mostly driven by higher payroll-related costs (including an increase in bonus and stock compensation expense driven by improved operating performance).  This increase was partially offset by a decrease of $46.6 million in integration and other costs related to the GWS Acquisition incurred during the nine months ended September 30, 2017 as well as the impact of $41.4 million of costs incurred during the nine months ended September 30, 2016 as part of our cost-elimination project, which did not recur in the current year. Foreign currency also had a $21.4 million positive impact on total operating expenses during the nine months ended September 30, 2017, including a $20.9 million positive impact from foreign currency translation and $0.5 million of favorable foreign currency transaction activity over the same period in the prior year (part of which related to net hedging activity in the prior year, which did not recur in the current year given that we discontinued our hedging program at the end of 2016).  Operating expenses as a percentage of revenue decreased from 21.7% for the nine months ended September 30, 2016 to 20.5% for the nine months ended September 30, 2017, primarily driven by the aforementioned decline in integration and other costs related to the GWS Acquisition as well as the costs associated with our cost-elimination project in 2016.

Our depreciation and amortization expense on a consolidated basis increased by $27.0 million, or 10.0%, during the nine months ended September 30, 2017 as compared to the same period in 2016.  This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights. A rise in depreciation expense of $9.0 million during the nine months ended September 30, 2017 driven by technology-related capital expenditures also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $41.3 million, or 35.4%, during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense decreased by $5.1 million, or 4.7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily driven by lower interest expense due to lower net borrowings under our revolving credit facility and a decrease in notes payable on real estate during the first nine months of 2017.

Our provision for income taxes on a consolidated basis was $195.8 million for the nine months ended September 30, 2017 as compared to $165.6 million for the same period in 2016.  Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 27.2% for the nine months ended September 30, 2017 compared to 35.0% for the nine months ended September 30, 2016. We benefited from a more favorable geographic mix of income, a re-measurement of income tax exposures relating to prior periods and certain one-time benefits.  The favorable impact from discrete items recorded in the current-year period, primarily driven by the positive impact from the resolution of certain tax audits and the re-measurement of income tax exposures relating to prior periods, contributed to the lower effective tax rate for the nine months ended September 30, 2017.   In addition, a more favorable geographic mix of income contributed to the decrease in effective tax rate as greater income was generated from lower taxed jurisdictions.

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

The following table summarizes our results of operations by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016 (1)		2017		2016 (1)
Americas
Revenue:
Fee revenue:
Occupier outsourcing	$272,130	13.8%	$234,518	13.2%	$784,996	14.2%	$691,229	13.4%
Property management	70,186	3.6%	66,191	3.7%	207,635	3.8%	202,832	3.9%
Valuation	59,009	3.0%	62,212	3.5%	177,789	3.2%	178,446	3.5%
Loan servicing (2)	36,032	1.8%	28,345	1.6%	106,746	1.9%	81,313	1.6%
Leasing	505,918	25.7%	445,092	25.1%	1,356,426	24.6%	1,315,003	25.6%
Capital Markets:
Sales	290,657	14.8%	271,273	15.3%	787,057	14.3%	758,880	14.8%
Commercial mortgage origination (2)	107,096	5.4%	121,333	6.8%	291,081	5.3%	299,141	5.8%
Other	14,187	0.7%	11,789	0.7%	38,271	0.6%	35,609	0.7%
Total fee revenue	1,355,215	68.8%	1,240,753	69.9%	3,750,001	67.9%	3,562,453	69.3%
Pass through costs also recognized as revenue	614,215	31.2%	534,573	30.1%	1,768,962	32.1%	1,581,137	30.7%
Total revenue	1,969,430	100.0%	1,775,326	100.0%	5,518,963	100.0%	5,143,590	100.0%
Costs and expenses:
Cost of services	1,394,731	70.8%	1,256,268	70.8%	3,848,207	69.7%	3,594,638	69.9%
Operating, administrative and other	340,190	17.3%	335,839	18.9%	1,013,478	18.4%	994,439	19.3%
Depreciation and amortization	73,768	3.7%	62,549	3.5%	214,061	3.9%	186,352	3.6%
Operating income	160,741	8.2%	120,670	6.8%	443,217	8.0%	368,161	7.2%
Equity income from unconsolidated subsidiaries	3,295	0.2%	3,056	0.2%	13,157	0.3%	13,879	0.2%
Other income (loss)	455	0.0%	277	0.0%	1,494	0.0%	(204)	0.0%
Less: Net income attributable to non-controlling interests	—	0.0%	1	0.0%	—	0.0%	—	0.0%
Add-back: Depreciation and amortization	73,768	3.7%	62,549	3.5%	214,061	3.9%	186,352	3.6%
EBITDA	$238,259	12.1%	$186,551	10.5%	$671,929	12.2%	$568,188	11.0%
Adjusted EBITDA	$238,259	12.1%	$222,043	12.5%	$689,068	12.5%	$636,668	12.4%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016 (1)		2017		2016 (1)
EMEA
Revenue:
Fee revenue:
Occupier outsourcing	$292,794	28.3%	$264,758	27.9%	$829,764	29.3%	$815,773	29.7%
Property management	43,003	4.2%	36,338	3.8%	116,949	4.1%	106,980	3.9%
Valuation	39,462	3.8%	31,071	3.3%	109,200	3.9%	96,954	3.5%
Loan servicing (2)	2,315	0.2%	2,521	0.3%	7,872	0.3%	8,521	0.3%
Leasing	105,256	10.2%	98,406	10.4%	267,834	9.5%	251,911	9.2%
Capital Markets:
Sales	83,937	8.1%	83,673	8.8%	245,292	8.7%	217,120	7.9%
Commercial mortgage origination (2)	777	0.1%	883	0.1%	4,583	0.2%	2,201	0.1%
Other	6,768	0.7%	6,817	0.7%	16,383	0.4%	16,286	0.7%
Total fee revenue	574,312	55.6%	524,467	55.3%	1,597,877	56.4%	1,515,746	55.3%
Pass through costs also recognized as revenue	458,730	44.4%	423,586	44.7%	1,234,087	43.6%	1,226,572	44.7%
Total revenue	1,033,042	100.0%	948,053	100.0%	2,831,964	100.0%	2,742,318	100.0%
Costs and expenses:
Cost of services	803,293	77.8%	734,343	77.5%	2,202,793	77.8%	2,169,669	79.1%
Operating, administrative and other	158,829	15.4%	164,552	17.4%	466,606	16.5%	473,442	17.3%
Depreciation and amortization	17,539	1.7%	19,379	2.0%	51,954	1.8%	50,631	1.8%
Operating income	$53,381	5.1%	$29,779	3.1%	$110,611	3.9%	$48,576	1.8%
Equity income from unconsolidated subsidiaries	399	0.1%	483	0.1%	1,218	0.1%	1,226	0.1%
Other (loss) income	(95)	0.0%	—	0.0%	(72)	0.0%	10	0.0%
Less: Net income (loss) attributable to non-controlling interests	55	0.0%	431	0.0%	(105)	0.0%	(358)	0.0%
Add-back: Depreciation and amortization	17,539	1.7%	19,379	2.0%	51,954	1.8%	50,631	1.8%
EBITDA	$71,169	6.9%	$49,210	5.2%	$163,816	5.8%	$100,801	3.7%
Adjusted EBITDA	$71,169	6.9%	$61,777	6.5%	$173,610	6.1%	$148,842	5.4%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016 (1)		2017		2016 (1)
Asia Pacific
Revenue:
Fee revenue:
Occupier outsourcing	$63,424	14.4%	$53,921	14.9%	$179,286	14.9%	$157,685	15.3%
Property management	22,092	5.0%	18,337	5.1%	61,785	5.1%	53,743	5.2%
Valuation	28,515	6.5%	27,073	7.5%	86,220	7.2%	79,739	7.7%
Leasing	88,576	20.1%	75,906	21.0%	230,719	19.2%	203,742	19.7%
Capital Markets:
Sales	80,158	18.2%	60,098	16.6%	200,645	16.7%	157,876	15.3%
Commercial mortgage origination (2)	535	0.1%	880	0.2%	1,989	0.2%	1,664	0.2%
Other	1,935	0.4%	4,165	1.1%	6,478	0.5%	8,795	0.8%
Total fee revenue	285,235	64.7%	240,380	66.4%	767,122	63.8%	663,244	64.2%
Pass through costs also recognized as revenue	155,698	35.3%	121,422	33.6%	435,584	36.2%	369,519	35.8%
Total revenue	440,933	100.0%	361,802	100.0%	1,202,706	100.0%	1,032,763	100.0%
Costs and expenses:
Cost of services	315,353	71.5%	262,172	72.5%	868,018	72.2%	756,322	73.2%
Operating, administrative and other	82,610	18.7%	72,656	20.1%	228,705	19.0%	217,982	21.1%
Depreciation and amortization	4,657	1.1%	4,481	1.2%	13,360	1.1%	12,963	1.3%
Operating income	$38,313	8.7%	$22,493	6.2%	$92,623	7.7%	$45,496	4.4%
Equity income from unconsolidated subsidiaries	111	0.0%	102	0.1%	161	0.0%	142	0.0%
Less: Net income attributable to non-controlling interests	—	0.0%	45	0.0%	—	0.0%	208	0.0%
Add-back: Depreciation and amortization	4,657	1.1%	4,481	1.2%	13,360	1.1%	12,963	1.3%
EBITDA	$43,081	9.8%	$27,031	7.5%	$106,144	8.8%	$58,393	5.7%
Adjusted EBITDA	$43,081	9.8%	$31,467	8.7%	$106,562	8.9%	$72,570	7.0%

Global Investment Management
Revenue	$92,122	100.0%	$91,807	100.0%	$274,451	100.0%	$277,924	100.0%
Costs and expenses:
Operating, administrative and other	76,347	82.9%	86,493	94.2%	199,178	72.6%	232,460	83.6%
Depreciation and amortization	6,082	6.6%	5,673	6.2%	16,006	5.8%	18,110	6.6%
Operating income (loss)	$9,693	10.5%	$(359)	(0.4%)	$59,267	21.6%	$27,354	9.8%
Equity income from unconsolidated subsidiaries	1,895	2.1%	1,519	1.6%	7,187	2.7%	6,273	2.2%
Other income	1,408	1.5%	1,079	1.2%	7,647	2.8%	8,647	3.1%
Less: Net income attributable to non-controlling interests	1,010	1.1%	1,858	2.0%	4,254	1.6%	6,807	2.4%
Add-back: Depreciation and amortization	6,082	6.6%	5,673	6.2%	16,006	5.8%	18,110	6.6%
EBITDA	$18,068	19.6%	$6,054	6.6%	$85,853	31.3%	$53,577	19.3%
Adjusted EBITDA	$23,202	25.2%	$18,988	20.7%	$72,971	26.6%	$68,329	24.6%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016 (1)		2017		2016 (1)
Development Services
Revenue:
Property management	$2,337	16.2%	$2,635	16.0%	$7,345	16.2%	$6,603	12.9%
Leasing	580	4.0%	305	1.8%	1,457	3.2%	1,154	2.3%
Capital Markets:
Sales	270	1.9%	549	3.3%	965	2.1%	1,093	2.1%
Other:
Development services	11,263	77.9%	13,010	78.9%	35,545	78.5%	42,313	82.7%
Total revenue	14,450	100.0%	16,499	100.0%	45,312	100.0%	51,163	100.0%
Costs and expenses:
Operating, administrative and other	46,922	324.7%	26,990	163.6%	115,536	255.0%	92,015	179.8%
Depreciation and amortization	545	3.8%	643	3.9%	1,633	3.6%	1,931	3.8%
Gain on disposition of real estate	6,180	42.8%	11,043	66.9%	18,863	41.6%	15,862	31.0%
Operating loss	$(26,837)	(185.7%)	$(91)	(0.6%)	$(52,994)	(117.0%)	$(26,921)	(52.6%)
Equity income from unconsolidated subsidiaries	62,134	430.0%	19,512	118.3%	136,513	301.4%	95,382	186.4%
Less: Net (loss) income attributable to non-controlling interests	(21)	(0.1%)	4,355	26.4%	32	0.1%	4,283	8.4%
Add-back: Depreciation and amortization	545	3.8%	643	3.9%	1,633	3.6%	1,931	3.8%
EBITDA and Adjusted EBITDA	$35,863	248.2%	$15,709	95.2%	$85,120	187.9%	$66,109	129.2%

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

(2)

Prior disclosure of fee revenue included loan servicing and commercial mortgage origination in one line item entitled “Commercial mortgage services”.  Beginning in Q3 2017, we began to disclose recurring revenue from our loan servicing portfolio and revenue from commercial mortgage origination on separate lines.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Americas

Revenue increased by $194.1 million, or 10.9%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue and improved sales and leasing activity as well as higher loan servicing revenue.  Foreign currency translation also had a $4.2 million positive impact on revenue during the three months ended September 30, 2017, primarily driven by strength in the Canadian dollar and Mexican peso. These increases were partially offset by lower revenue from commercial mortgage origination.

Cost of services increased by $138.5 million, or 11.0%, for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to higher costs associated with our occupier outsourcing business and higher professional bonuses in the United States resulting from improved operating performance.  Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue.  Foreign currency translation had a $2.8 million negative impact on cost of services during the three months ended September 30, 2017.  These items were partially offset by the impact of $11.1 million of costs incurred in the prior-year quarter in connection with our cost-elimination project that did not recur in the current year.  Cost of services as a percentage of revenue was consistent at 70.8% for both the three months ended September 30, 2017 and 2016, with the impact of higher professional bonuses incurred in the current year offset by the impact of cost-elimination project costs that were only incurred in the prior year.

Operating, administrative and other expenses increased by $4.4 million, or 1.3%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The increase was partly driven by higher payroll-related costs (including an increase in bonus and stock compensation expense due to improved operating performance).  Foreign currency also had a $1.9 million negative impact on total operating expenses during the three months ended September 30, 2017, which included unfavorable foreign currency transaction activity, mostly hedging related, of $1.0 million and a negative impact from foreign currency translation of $0.9 million.  These increases were partially offset by the impact of $17.2 million in integration and other costs related to the GWS Acquisition and $6.9 million associated with our cost-elimination project, both of which were incurred during the three months ended September 30, 2016 and did not recur in the third quarter of 2017.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold.  We also assume or purchase certain servicing assets.  Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue).  Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets.  They are amortized in proportion to and over the estimated period that the servicing income is expected to be received.  For the three months ended September 30, 2017, MSRs contributed to operating income $35.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $25.8 million of amortization of related intangible assets.  For the three months ended September 30, 2016, MSRs contributed to operating income $48.9 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $18.0 million of amortization of related intangible assets.

EMEA

Revenue increased by $85.0 million, or 9.0%, for the three months ended September 30, 2017 as compared to the same period in 2016.  We achieved strong organic growth fueled by higher occupier outsourcing and property management revenue, as well as increased sales and leasing activity.  Foreign currency translation also had an $18.5 million positive impact on total revenue during the three months ended September 30, 2017, primarily driven by strength in the euro, partially offset by weakness in the British pound sterling.

Cost of services increased by $68.9 million, or 9.4%, for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to higher costs associated with our occupier outsourcing business as well as higher professional bonuses (particularly in the United Kingdom) resulting from improved operating performance.  In addition, foreign currency translation had a $13.4 million negative impact on cost of services during the third quarter of 2017.  Cost of services as a percentage of revenue was relatively consistent at 77.5% for the three months ended September 30, 2016 and 77.8% for the three months ended September 30, 2017.

Operating, administrative and other expenses decreased by $5.7 million, or 3.5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  This decrease was primarily driven by the impact of $10.1 million of integration and other costs related to the GWS Acquisition incurred during the third quarter of 2016 that did not recur in the current-year quarter.  This was partially offset by foreign currency, which had a net $2.6 million negative impact on total operating expenses during the three months ended September 30, 2017, including a $3.5 million negative impact from foreign currency translation, partially offset by $0.9 million of favorable foreign currency transaction activity, part of which related to hedging activities.

Asia Pacific

Revenue increased by $79.1 million, or 21.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing and property management revenue as well as improved sales and leasing activity.  Foreign currency translation also had a $2.5 million positive impact on total revenue during the three months ended September 30, 2017, primarily driven by strength in the Australian dollar and Indian rupee, partially offset by weakness in the Japanese yen.

Cost of services increased by $53.2 million, or 20.3%, for the three months ended September 30, 2017 as compared to the same period in 2016, driven by higher costs associated with our occupier outsourcing business. Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue.  In addition, foreign currency translation had a $2.3 million negative impact on cost of services during the three months ended September 30, 2017.  Cost of services as a percentage of revenue decreased from

72.5% for the three months ended September 30, 2016 to 71.5% for the three months ended September 30, 2017, partly due to higher transaction revenue in certain countries that have a fixed compensation structure.

Operating, administrative and other expenses increased by $10.0 million, or 13.7%, for the three months ended September 30, 2017 as compared to the same period in 2016. We incurred higher payroll-related costs (including increased stock compensation and bonus expense due to improved operating performance) in the current year quarter.  This was partially offset by foreign currency activity, which had an overall net positive impact of $1.2 million for the three months ended September 30, 2017, due to favorable foreign currency transaction activity of $1.6 million, mostly related to hedging, partly offset by a $0.4 million negative impact from foreign currency translation.

Global Investment Management

Revenue was consistent at $92.1 million for the three months ended September 30, 2017 and $91.8 million for the three months ended September 30, 2016. Foreign currency translation had a $1.1 million positive impact on total revenue during the three months ended September 30, 2017, primarily driven by strength in the euro.

Operating, administrative and other expenses decreased by $10.1 million, or 11.7%, for the three months ended September 30, 2017 as compared to the same period in 2016, primarily driven by the impact of $15.6 million of costs incurred in the third quarter of 2016 in connection with our cost-elimination project that did not recur in the current year.  Foreign currency had a net $0.3 million negative impact on total operating expenses during the three months ended September 30, 2017, which included a $0.9 million negative impact from foreign currency translation, partially offset by $0.6 million of favorable foreign currency transaction activity over the same period in the prior year, part of which related to hedging activities.  These items were partially offset by higher carried interest expense incurred during the three months ended September 30, 2017.

A roll forward of our AUM by product type for the three months ended September 30, 2017 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at July 1, 2017	$33.4	$42.2	$16.1	$91.7
Inflows	1.5	9.5	0.3	11.3
Outflows	(0.7)	(0.8)	(1.6)	(3.1)
Market (depreciation) appreciation	(2.6)	0.8	0.2	(1.6)
Balance at September 30, 2017	$31.6	$51.7	$15.0	$98.3

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

Development Services

Revenue decreased by $2.0 million, or 12.4%, for the three months ended September 30, 2017 as compared to the same period in 2016, primarily driven by lower rental revenue and development fees.

Operating, administrative and other expenses increased by $19.9 million, or 73.9%, for the three months ended September 30, 2017 as compared to the same period in 2016.  This increase was primarily driven by higher bonuses in the current three months due to improved operating performance (property sales reflected in equity income from unconsolidated subsidiaries were significantly higher in the current-year quarter).

As of September 30, 2017, development projects in process totaled $5.9 billion, down $1.2 billion from the third quarter of 2016.  The development pipeline totaled $5.4 billion, up $1.7 billion over the third quarter of 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Americas

Revenue increased by $375.4 million, or 7.3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue and improved sales and leasing activity as well as higher loan servicing revenue.  Foreign currency translation had a $2.1 million positive impact on revenue during the nine months ended September 30, 2017, primarily driven by strength in the Brazilian real and the Canadian dollar, partially offset by weakness in the Mexican peso and Venezuelan bolivar.

Cost of services increased by $253.6 million, or 7.1%, for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to higher costs associated with our occupier outsourcing business and higher professional bonuses in the United States.  Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue.  Foreign currency translation had a $0.1 million negative impact on cost of services during the nine months ended September 30, 2017. These items were partially offset by the impact of $11.9 million of costs incurred in the prior-year period in connection with our cost-elimination project that did not recur in the current year.  Cost of services as a percentage of revenue was relatively consistent at 69.9% for the nine months ended September 30, 2016 and 69.7% for the nine months ended September 30, 2017, with the impact of higher professional bonuses in the current year offset by the impact of cost-elimination project costs that were only incurred in the prior year.

Operating, administrative and other expenses increased by $19.0 million, or 1.9%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The increase was partly driven by higher payroll-related costs (including an increase in bonus and stock compensation expense due to improved operating performance).  Foreign currency also had a $6.9 million negative impact on total operating expenses during the nine months ended September 30, 2017, which included a negative impact from foreign currency translation of $2.0 million and unfavorable foreign currency transaction activity, mostly hedging related, of $4.9 million.  These increases were partially offset by a decrease of $29.5 million in integration and other costs related to the GWS Acquisition incurred during the nine months ended September 30, 2017 as well as the impact of $10.4 million of costs incurred during the nine months ended September 30, 2016 as part of our cost-elimination project, which did not recur in the current year.

For the nine months ended September 30, 2017, MSRs contributed to operating income $96.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $72.5 million of amortization of related intangible assets.  For the nine months ended September 30, 2016, MSRs contributed to operating income $104.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $52.8 million of amortization of related intangible assets.

EMEA

Revenue increased by $89.6 million, or 3.3%, for the nine months ended September 30, 2017 as compared to the same period in 2016.  We achieved strong organic growth fueled by higher occupier outsourcing and property management revenue, as well as higher sales and leasing activity.  Such growth was partially offset by foreign currency translation, which had a $125.5 million negative impact on total revenue during the nine months ended September 30, 2017, primarily driven by weakness in the British pound sterling.

Cost of services increased by $33.1 million, or 1.5%, for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to higher costs associated with our occupier outsourcing business and higher professional bonuses, particularly in the United Kingdom resulting from improved operating performance.  These items were partly offset by foreign currency translation, which had a $101.4 million positive impact on cost of services.  In addition, we incurred $18.8 million of costs in the prior-year period in connection with our cost-elimination project that did not recur in the current year.  The absence of such costs contributed to cost of services as a percentage of revenue decreasing from 79.1% for the nine months ended September 30, 2016 to 77.8% for the nine months ended September 30, 2017.  In addition, higher transaction revenue in certain countries that have a fixed compensation structure also contributed to the decline in cost of services as a percentage of revenue.

Operating, administrative and other expenses decreased by $6.8 million, or 1.4%, for the nine months ended September 30, 2017 as compared to the same period in 2016.  This decrease was primarily driven by a decrease of $12.7 million in integration and other costs related to the GWS Acquisition incurred during the nine months ended September 30, 2017 as well as the impact of $6.8 million of costs incurred during the nine months ended September 30, 2016 as part of our cost-elimination project, which did not recur in the current year.  Foreign currency also had a $16.0 million net positive impact on total operating expenses during the nine months ended September 30, 2017, including a $19.7 million positive impact from foreign currency translation, partially offset by $3.7 million of unfavorable foreign currency transaction activity, part of which related to hedging activities.  These favorable items were partially offset by higher payroll-related costs, including increased bonus and stock compensation expense due to improved operating performance during the nine months ended September 30, 2017.

Asia Pacific

Revenue increased by $169.9 million, or 16.5%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing and property management revenue as well as improved sales and leasing activity.  In addition, foreign currency translation had a $3.5 million positive impact on total revenue during the nine months ended September 30, 2017, primarily driven by strength in the Australian dollar and Indian rupee, largely offset by weakness in the Chinese yuan and Japanese yen.

Cost of services increased by $111.7 million, or 14.8%, for the nine months ended September 30, 2017 as compared to the same period in 2016, driven by higher costs associated with our occupier outsourcing business.  Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue.  In addition, foreign currency translation had a $2.1 million negative impact on cost of services during the nine months ended September 30, 2017.  These items were partially offset by the impact of $6.4 million of costs incurred during the nine months ended September 30, 2016 in connection with our cost-elimination project that did not recur in the current year.  The absence of such costs contributed to cost of services as a percentage of revenue decreasing from 73.2% for the nine months ended September 30, 2016 to 72.2% for the nine months ended September 30, 2017.

Operating, administrative and other expenses increased by $10.7 million, or 4.9%, for the nine months ended September 30, 2017 as compared to the same period in 2016.  We incurred higher payroll-related costs (including increased stock compensation and bonus expense due to improved operating performance) during the nine months ended September 30, 2017.  This was partially offset by a decrease of $4.4 million in integration and other costs related to the GWS Acquisition incurred during the nine months ended September 30, 2017 as well as the impact of $2.9 million of costs incurred during the nine months ended September 30, 2016 as part of our cost-elimination project, which did not recur in the current year.  Foreign currency activity also had an overall net positive impact of $8.0 million for the nine months ended September 30, 2017, due to favorable foreign currency transaction activity of

$8.7 million, mostly related to hedging, partially offset by a $0.7 million negative impact from foreign currency translation.

Global Investment Management

Revenue decreased by $3.5 million, or 1.3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Foreign currency translation had a $6.0 million negative impact on total revenue during the nine months ended September 30, 2017, primarily driven by weakness in the British pound sterling.  This, coupled with lower asset management fees, was mostly offset by higher carried interest revenue in the current nine months.

Operating, administrative and other expenses decreased by $33.3 million, or 14.3%, for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily driven by the impact of $21.3 million of costs incurred in the nine months ended September 30, 2016 in connection with our cost-elimination project that did not recur in the current year. In addition, lower carried interest expense as well as lower payroll-related costs (including bonuses) contributed to the variance.  Lastly, foreign currency had a $4.3 million positive impact on total operating expenses during the nine months ended September 30, 2017, which included a $3.9 million positive impact from foreign currency translation and $0.4 million of favorable foreign currency transaction activity over the same period in the prior year, part of which related to hedging activities.

A roll forward of our AUM by product type for the nine months ended September 30, 2017 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at December 31, 2016	$31.6	$37.5	$17.5	$86.6
Inflows	4.0	13.7	1.3	19.0
Outflows	(4.7)	(3.3)	(4.6)	(12.6)
Market appreciation	0.7	3.8	0.8	5.3
Balance at September 30, 2017	$31.6	$51.7	$15.0	$98.3

We describe above how we calculate AUM.  Also as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

Revenue decreased by $5.9 million, or 11.4%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily driven by lower incentive and development fees in the current nine months.

Operating, administrative and other expenses increased by $23.5 million, or 25.6%, for the nine months ended September 30, 2017 as compared to the same period in 2016.  This increase was primarily driven by higher payroll-related costs, including increased bonus expense in the current nine months due to improved operating performance (property sales reflected in equity income from unconsolidated subsidiaries were significantly higher in the current-year period).

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2017 include up to approximately $160 million of anticipated capital expenditures, net of tenant concessions.  During the nine months ended September 30, 2017, we incurred $86.9 million of capital expenditures, net of tenant concessions received.  As of September 30, 2017, we had aggregate commitments of $33.5 million to fund future co-investments in our Global Investment Management business, $6.9 million of which is expected to be funded in 2017.

Additionally, as of September 30, 2017, we are committed to fund $20.4 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of September 30, 2017, we had $2.8 billion of borrowings available under our $2.8 billion revolving credit facility.

We have historically relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and general investment requirements (including strategic in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements.  In the absence of extraordinary events or a large strategic acquisition, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months.  We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive.  We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing senior notes, through tender offers, in privately negotiated or open market transactions, or otherwise.

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

The second long-term liquidity need is the payment of obligations related to acquisitions.  Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2017 and December 31, 2016, we had accrued $73.2 million ($20.8 million of which was a current liability) and $91.0 million ($29.3 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250 million of our Class A common stock over three years.  The timing of the repurchase and the actual amount repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.  We intend to fund the repurchases, if any, with cash on hand or borrowings under our revolving credit facility.  As of September 30, 2017, the authorization remains unused.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $247.3 million for the nine months ended September 30, 2017, as compared to net cash used in operating activities of $53.2 million for the nine months ended September 30, 2016.  The increase in net cash provided by operating activities was primarily due to improved operating performance, lower net payments to vendors and lower net income taxes paid during the nine months ended September 30, 2017.  These items were partially offset by higher net receivables recorded in the current year.

Investing Activities

Net cash used in investing activities was comparable at $33.8 million for the nine months ended September 30, 2017 versus $39.6 million for the nine months ended September 30, 2016.

Financing Activities

Net cash used in financing activities totaled $44.2 million for the nine months ended September 30, 2017, an increase of $43.3 million as compared to the nine months ended September 30, 2016.  The increase was primarily due to lower net borrowings under our revolving credit facility during the nine months ended September 30, 2017, partially offset by the impact of repayments of senior term loans, which did not recur in the current year.

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

Our 2015 Credit Agreement was an unsecured credit facility that was jointly and severally guaranteed by us and substantially all of our material domestic subsidiaries. Our 2015 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans and had a maturity date of March 21, 2021; (2) a $500.0 million tranche A term loan facility requiring quarterly principal payments, which began on June 30, 2015 and would have continued through maturity on January 9, 2020; (3) a $270.0 million tranche B-1 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and would have continued through maturity on September 3, 2020; and (4) a $130.0 million tranche B-2 term loan facility requiring quarterly principal payments, which began on December 31, 2015 and would have continued through maturity on September 3, 2022.  On November 1, 2016, we prepaid a total of $101.9 million of the 2017 and 2018 required amortization on our senior term loans, which included $59.4 million for the tranche A term loan facility, $28.7 million for the tranche B-1 term loan facility and $13.8 million for the tranche B-2 term loan facility.

On October 31, 2017, CBRE Services entered into a new Credit Agreement (2017 Credit Agreement), which refinanced and replaced our 2015 Credit Agreement.

Our 2017 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. Our 2017 Credit Agreement provides for the following credit facilities:

•	a $750.0 million delayed draw tranche A term loan facility; and

•

a revolving credit facility of up to $2.8 billion (including an allowance for borrowings outside of the U.S.), which includes the capacity to obtain letters of credit and swingline loans and matures on October 31, 2022.

On October 31, 2017, CBRE Services made an initial borrowing of (1) $200.0 million under the tranche A term loan facility (with the remaining $550.0 million available to be drawn under the tranche A term loan facility on one additional occasion on any date on or prior to July 31, 2018) and (2) $83.0 million under the revolving credit facility. These proceeds, in addition to cash on hand, were used to repay all amounts outstanding under our 2015 Credit Agreement.  For additional information on our 2017 Credit Agreement, see Note 12 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under our 2017 Credit Agreement and warehouse lines of credit with certain third-party lenders.  For additional information on all of our short-term borrowings, see Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2016 and Notes 3, 7 and 12 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”  The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. The total notional amount of these interest rate swap agreements at September 30, 2017 was $400.0 million, with $200.0 million having expired on October 2, 2017 and $200.0 million expiring in September 2019. As of September 30, 2017 and December 31, 2016, the fair values of such interest rate swap agreements were reflected as a $6.6 million liability and a $13.2 million liability, respectively, and were included in other current and long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

The estimated fair value of our senior term loans was approximately $750.8 million at September 30, 2017.  Based on dealers’ quotes, the estimated fair values of our 5.00% senior notes, 4.875% senior notes and 5.25% senior notes were $829.1 million, $646.6 million and $463.4 million, respectively, at September 30, 2017.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt.  If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2017, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $2.6 million on pre-tax income and a decrease of $2.6 million in cash provided by operating activities for the nine months ended September 30, 2017.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of September 30, 2017 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/19/2016

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	10-Q	001-32205	3.2	05/10/2017

4.1	Form of Class A common stock certificate of CBRE Group, Inc.	10-Q	001-32205	4.1	08/08/2017

4.2(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4(a)	05/10/2013

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

CBRE GROUP, INC.

Date: November 9, 2017	/s/ James R. Groch
James R. Groch
Chief Financial Officer (principal financial officer)

Date: November 9, 2017	/s/ Gil Borok
Gil Borok
Chief Accounting Officer (principal accounting officer)