Form 10-Q
period 2018-03-31
CBRE GROUP, INC.
filed 2018-05-10
CIK 1138118

Cehe

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Class A common stock outstanding at April 30, 2018 was 339,739,746.

FORM 10-Q

March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
		(As Adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$642,854	$751,774
Restricted cash	78,959	73,045
Receivables, less allowance for doubtful accounts of $52,960 and $46,789 at March 31, 2018 and December 31, 2017, respectively	3,121,520	3,112,289
Warehouse receivables	1,161,668	928,038
Prepaid expenses	223,746	215,336
Contract assets	200,167	273,053
Income taxes receivable	61,398	49,628
Other current assets	263,988	227,421
Total Current Assets	5,754,300	5,630,584
Property and equipment, net	633,666	617,739
Goodwill	3,278,631	3,254,740
Other intangible assets, net of accumulated amortization of $1,066,355 and $1,000,738 at March 31, 2018 and December 31, 2017, respectively	1,398,503	1,399,112
Investments in unconsolidated subsidiaries	228,950	238,001
Deferred tax assets, net	101,859	98,746
Other assets, net	511,533	479,474
Total Assets	$11,907,442	$11,718,396
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,505,134	$1,573,672
Compensation and employee benefits payable	931,572	904,434
Accrued bonus and profit sharing	592,946	1,078,345
Contract liabilities	88,076	100,615
Income taxes payable	66,360	70,634
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,148,005	910,766
Revolving credit facility	463,000	—
Other	16	16
Total short-term borrowings	1,611,021	910,782
Current maturities of long-term debt	51	8
Other current liabilities	74,495	74,454
Total Current Liabilities	4,869,655	4,712,944
Long-term debt, net of current maturities	1,758,188	1,999,603
Deferred tax liabilities, net	165,559	147,218
Non-current tax liabilities	144,758	140,792
Other liabilities	550,608	543,225
Total Liabilities	7,488,768	7,543,782
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 339,737,454 and 339,459,138 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,397	3,395
Additional paid-in capital	1,246,251	1,220,508
Accumulated earnings	3,591,753	3,443,007
Accumulated other comprehensive loss	(483,770)	(552,414)
Total CBRE Group, Inc. Stockholders’ Equity	4,357,631	4,114,496
Non-controlling interests	61,043	60,118
Total Equity	4,418,674	4,174,614
Total Liabilities and Equity	$11,907,442	$11,718,396

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	March 31,
	2018	2017
		(As Adjusted)
Revenue	$4,673,952	$4,050,966
Costs and expenses:
Cost of services	3,619,961	3,146,477
Operating, administrative and other	732,235	606,626
Depreciation and amortization	108,165	94,037
Total costs and expenses	4,460,361	3,847,140
Gain on disposition of real estate	18	1,385
Operating income	213,609	205,211
Equity income from unconsolidated subsidiaries	40,179	15,018
Other (loss) income	(4,280)	4,115
Interest income	3,621	2,411
Interest expense	28,858	34,010
Write-off of financing costs on extinguished debt	27,982	—
Income before provision for income taxes	196,289	192,745
Provision for income taxes	46,164	53,819
Net income	150,125	138,926
Less: Net (loss) income attributable to non-controlling interests	(163)	1,906
Net income attributable to CBRE Group, Inc.	$150,288	$137,020
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.44	$0.41
Weighted average shares outstanding for basic income per share	338,890,098	336,907,836
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.44	$0.40
Weighted average shares outstanding for diluted income per share	342,589,810	339,690,579

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	March 31,
	2018	2017
		(As Adjusted)
Net income	$150,125	$138,926
Other comprehensive income:
Foreign currency translation gain	66,032	51,188
Adoption of Accounting Standards Update 2016-01, net of tax	(3,964)	—
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	755	1,508
Unrealized gains on interest rate swaps, net of tax	603	294
Unrealized holding (losses) gains on available for sale debt securities, net of tax	(505)	923
Other, net	5,528	(6)
Total other comprehensive income	68,449	53,907
Comprehensive income	218,574	192,833
Less: Comprehensive (loss) income attributable to non-controlling interests	(358)	1,927
Comprehensive income attributable to CBRE Group, Inc.	$218,932	$190,906

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,125	$138,926
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	108,165	94,037
Amortization and write-off of financing costs on extinguished debt	29,733	2,439
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(45,078)	(37,939)
Net realized and unrealized losses (gains) from investments	4,280	(4,115)
Equity income from unconsolidated subsidiaries	(40,179)	(15,018)
Provision for (recovery of) doubtful accounts	5,601	(928)
Compensation expense for equity awards	29,570	15,411
Proceeds from sale of mortgage loans	2,910,181	3,259,597
Origination of mortgage loans	(3,132,008)	(2,662,747)
Increase (decrease) in warehouse lines of credit	237,239	(583,200)
Distribution of earnings from unconsolidated subsidiaries	45,182	12,326
Tenant concessions received	12,634	3,776
Purchase of equity securities	(23,569)	(22,986)
Proceeds from sale of equity securities	20,001	15,270
Decrease in receivables, prepaid expenses and other assets (including contract assets)	71,161	141,737
Decrease in accounts payable and accrued expenses and other liabilities (including contract liabilities)	(146,221)	(195,617)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(483,031)	(494,558)
Increase in income taxes receivable/payable	4,668	13,193
Other operating activities, net	(8,412)	(1,002)
Net cash used in operating activities	(249,958)	(321,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,724)	(23,735)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	(12,861)
Contributions to unconsolidated subsidiaries	(10,611)	(14,567)
Distributions from unconsolidated subsidiaries	15,216	6,875
Purchase of equity securities	(10,219)	(3,375)
Proceeds from sale of equity securities	4,367	3,415
Purchase of available for sale debt securities	(12,066)	(3,914)
Proceeds from sale of available for sale debt securities	2,264	3,805
Other investing activities, net	(6,439)	1,080
Net cash used in investing activities	(64,212)	(43,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	550,000	—
Proceeds from revolving credit facility	898,000	266,000
Repayment of revolving credit facility	(435,000)	(146,000)
Repayment of 5.00% senior notes (including premium)	(820,000)	—
Proceeds from notes payable on real estate held for investment	49	—
Repayment of notes payable on real estate held for investment	(462)	(435)
Proceeds from notes payable on real estate held for sale and under development	775	1,711
Repayment of notes payable on real estate held for sale and under development	—	(2,744)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(8,049)	(8,343)
Units repurchased for payment of taxes on equity awards	(4,550)	(1,900)
Non-controlling interest contributions	1,595	1,574
Non-controlling interest distributions	(1,025)	(744)
Other financing activities, net	12	308
Net cash provided by financing activities	181,345	109,427
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	29,819	16,163
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(103,006)	(239,085)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	824,819	831,412
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$721,813	$592,327
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48,994	$52,027
Income taxes, net	$37,219	$37,333

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2017 (As Adjusted)	$3,395	$1,220,508	$3,443,007	$(552,414)	$60,118	$4,174,614
Net income (loss)	—	—	150,288	—	(163)	150,125
Adoption of Accounting Standards Update 2016-01, net of tax (see Note 3)	—	—	3,964	(3,964)	—	—
Compensation expense for equity awards	—	29,570	—	—	—	29,570
Units repurchased for payment of taxes on equity awards	—	(4,550)	—	—	—	(4,550)
Foreign currency translation gain (loss)	—	—	—	66,227	(195)	66,032
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	755	—	755
Unrealized gains on interest rate swaps, net of tax	—	—	—	603	—	603
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(505)	—	(505)
Contributions from non-controlling interests	—	—	—	—	1,595	1,595
Distributions to non-controlling interests	—	—	—	—	(1,025)	(1,025)
Other	2	723	(5,506)	5,528	713	1,460
Balance at March 31, 2018	$3,397	$1,246,251	$3,591,753	$(483,770)	$61,043	$4,418,674

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “the company,” “we,” “us” and “our”), for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K (2017 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements.  You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2017 Annual Report for further discussion of our significant accounting policies and estimates.

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or GAAP, for annual financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses.  Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others.  These estimates and assumptions are based on our best judgment.  We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation in connection with our adoption of new revenue recognition guidance (as further described in notes 2, 3 and 11). In addition, certain reclassifications have been made to the 2017 financial statements to conform with the 2018 presentation. Such reclassifications primarily relate to the adoption of Accounting Standards Update (ASU) 2016‑01, ASU 2016-15 and ASU 2016-18 as further described in Note 3.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

2. Significant Accounting Policies Update

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers.” Topic 606 also includes Subtopic 340-40, “Other Assets and Deferred Costs – Contracts with Customers,” which requires deferral of incremental costs to obtain and fulfill a contract with a customer.  We adopted new revenue recognition guidance on January 1, 2018, using the full retrospective method (see Note 3).  Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following is a description of principal activities – separated by reportable segments – from which we generate revenue. For more detailed information about our reportable segments, see Notes 11 and 12.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Americas, Europe, Middle East and Africa (EMEA), and Asia Pacific

The Americas segment is our largest segment of operations and provides a comprehensive range of services throughout the United States (U.S.), in the largest regions of Canada and in key markets in Latin America. The primary services offered consist of the following: property leasing, property sales, mortgage services, appraisal and valuation, occupier outsourcing and property management services.

Our EMEA and Asia Pacific segments generally provide services similar to the Americas business segment. The EMEA segment has operations primarily in Europe, while the Asia Pacific segment has operations in Asia, Australia and New Zealand.

Property Leasing and Property Sales

Through our Advisory & Transaction Services business line, we provide strategic advice and execution to owners, investors, and occupiers of real estate in connection with the leasing of office, industrial and retail space.  We also offer clients fully integrated property sales services under the CBRE Capital Markets brand. We are compensated for our services in the form of a commission and, in some instances may earn various forms of variable incentive consideration.  Our commission is paid upon the occurrence of certain contractual event(s) which may be contingent. For example, a portion of our leasing commission may be paid upon signing of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g. payment of first month’s rent or tenant move-in). For sales, our commission is typically paid at the closing of the sale. We typically satisfy our performance obligation at a point in time when control is transferred; generally, at the time of the first contractual event where there is a present right to payment. We look to history, experience with a customer, and deal specific considerations to support our judgement that the second contingency (if applicable) will be met. Therefore, we typically accelerate the recognition of the revenue associated with the second contingent event.

In addition to our commission, we may recognize other forms of variable consideration which can include, but are not limited to, commissions subject to concession or claw back and volume based discounts or rebates. We assess variable consideration on a contract by contract basis, and when appropriate, recognize revenue based on our assessment of the outcome (using the most likely outcome approach or weighted probability) and historical results, if comparable and representative. We recognize variable consideration if it is deemed probable that there will not be significant reversal in the future.

Mortgage Originations and Loan Sales

Under the CBRE Capital Markets brand, we offer clients fully integrated commercial mortgage and structured financing services. Fees from services within our mortgage brokerage business that are in the scope of Topic 606 include fees earned for the brokering of commercial mortgage loans primarily through relationships established with investment banking firms, national and regional banks, credit companies, insurance companies and pension funds. We are compensated for our brokerage services via a fee paid upon successful placement of a commercial mortgage borrower with a lender who will provide financing. The fee earned is contingent upon the funding of the loan. We typically satisfy our performance obligation when control is transferred at the point in time of the funding of the loan.

We also earn fees from the origination and sale of commercial mortgage loans for which the company retains the servicing rights. These fees are governed by the “Fair Value Measurements and Disclosures” topic (Topic 820) and “Transfers and Servicing” topic (Topic 860) of the FASB ASC. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights (MSR) to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Upon sale, we record a servicing asset or liability based on the fair value of the retained MSR associated with the transferred loan. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Appraisal and Valuation

We provide valuation services that include market-value appraisals, litigation support, discounted cash flow analyses, feasibility studies as well as consulting services such as property condition reports, hotel advisory and environmental consulting. We are compensated for valuation services in the form of a fee, which is payable on the occurrence of certain events (e.g. a portion on the delivery of a draft report with the remaining on the delivery of the final report). For consulting services, we may be paid based on the occurrence of time or event-based milestones (such as the delivery of draft reports). We typically satisfy our performance obligation as services are rendered over time.

Occupier Outsourcing Services

We provide a broad suite of services to occupiers of real estate, including facilities management, project management, transaction management and strategic consulting.  We report facilities and project management as well as strategic consulting activities in our occupier outsourcing revenue line and transaction management in our lease and sales revenue lines.

Facilities management involves the day-to-day management of client-occupied space and includes headquarter buildings, regional offices, administrative offices, data centers and other critical facilities, manufacturing and laboratory facilities, distribution facilities and retail space. Contracts for facilities management services are often structured so we are reimbursed for client-dedicated personnel costs and subcontracted vendor costs as well as associated overhead expenses plus a monthly fee, and, in some cases, annual incentives tied to agreed-upon performance targets, with any penalties typically capped. Facilities management services represent a series of distinct daily services rendered over time.

Project management services are often provided on a portfolio wide or programmatic basis. Revenues from project management services generally includes fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues from project management may also include reimbursement of payroll and related costs for personnel providing the services and subcontracted vendor costs. Project management services represent a series of distinct daily services rendered over time.

The amount of revenue recognized is presented gross for any services provided by our employees, as we control them. This is evidenced by our obligation for their performance and our ability to direct and redirect their work, as well as negotiate the value of such services. The amount of revenue recognized related to the majority of facilities management contracts and certain project management arrangements is presented gross (with offsetting expense recorded in cost of services) for reimbursements of costs of third-party services because we control those services that are delivered to the client. In the instances when we do not control third-party services delivered to the client, we report revenues net of the third-party reimbursements.

In addition to our management fee, we receive various types of variable consideration which can include, but is not limited to; key performance indicator bonuses or penalties which may be linked to subcontractor performance, gross maximum price, glidepaths, savings guarantees, shared savings, or fixed fee structures. We assess variable consideration on a contract by contract basis, and when appropriate, recognize revenue based on our assessment of the outcome (using the most likely outcome approach or weighted probability) and historical results, if comparable and representative. Using management assessment and historical results and statistics, we accelerate revenue if it is deemed probable there will not be significant reversal in the future.

Property Management

We provide property management services on a contractual basis for owners of and investors in office, industrial and retail properties. These services include construction management, marketing, building engineering, accounting and financial services. We are compensated for our services through a monthly management fee earned based on either a specified percentage of the monthly rental income, rental receipts generated from the property under management or a fixed fee. We are also often reimbursed for our administrative and payroll costs directly attributable to the properties under management. Property management services represent a series of distinct daily services rendered over time. The amount of revenue recognized is presented gross for any services provided by our employees, as we control them. We generally do not control third-party services delivered to property management clients. As such, we report revenues net of third-party reimbursements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Global Investment Management

Our Global Investment Management business segment provides investment management services to pension funds, insurance companies, sovereign wealth funds, foundations, endowments and other institutional investors seeking to generate returns and diversification through investment in real estate. We sponsor investment programs that span the risk/return spectrum in: North America, Europe, Asia and Australia.  We are typically compensated in the form of a base management fee, disposition fees, acquisition fees and incentive fees in the form of performance fees or carried interest based on fund type (open or closed ended, respectively). For the base management fee, we typically satisfy the performance obligation as service is rendered over time pursuant to the series guidance.  For acquisition and disposition services, we typically satisfy the performance obligation at a point in time (at acquisition or upon disposition). For contracts with contingent fees, including performance fees, incentive fees and carried interest, we assess variable consideration on a contract by contract basis, and when appropriate, recognize revenue based on our assessment of the outcome (using the most likely outcome approach or weighted probability) and historical results, if comparable and representative. Revenue associated with performance fees and carried interest are typically constrained due to volatility in the real estate market, a broad range of possible outcomes, and other factors in the market that are outside of our control.

Development Services

Our Development Services business segment consists of real estate development and investment activities primarily in the United States to users of and investors in commercial real estate, as well as for our own account. We pursue opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including: industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); and residential/mixed-use projects. We pursue development and investment activity on behalf of our clients on a fee basis with no, or limited, ownership interest in a property, in partnership with our clients through co-investment – either on an individual project basis or through programs with certain strategic capital partners or for our own account with 100% ownership. Development services represent a series of distinct daily services rendered over time. Fees are typically payable monthly over the service term or upon contractual defined events, like project milestones. In addition to development fee revenue, we receive various types of variable consideration which can include, but is not limited to, contingent lease-up bonuses, cost saving incentives, profit sharing on sales and at-risk fees. We assess variable consideration on a contract by contract basis, and when appropriate, recognize revenue based on our assessment of the outcome (using the most likely outcome approach or weighted probability) and historical results, if comparable and representative. We accelerate revenue if it is deemed probable there will not be significant reversal in the future.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts for specific accounts receivable balances based on historical collection trends, the age of outstanding accounts receivables and existing economic conditions associated with the receivables. Past-due accounts receivable balances are written off when our internal collection efforts have been unsuccessful. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised service to a customer and when the customer pays for that service will be one year or less. We do not typically include extended payment terms in our contracts with customers.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations in our property leasing business represented less than 2% of our total revenue. We apply the practical expedient related to remaining performance obligations that are part of a contract that has an original expected duration of one year or less and the practical expedient related to variable consideration from remaining performance obligations pursuant to the series guidance. All of our remaining performance obligations apply to one of these practical expedients.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contract Assets and Contract Liabilities

Contract assets represent assets for revenue that has been recognized in advance of billing the customer and for which the right to bill is contingent upon something other than the passage of time. This is common for contingent portions of commissions in brokerage and incentive fees present in various businesses. Billing requirements vary by contract but are generally structured around fixed monthly fees, reimbursement of employee and other third-party costs, and the achievement or completion of certain contingent events.

When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring services to the customer under the terms of the services contract, we record deferred revenue, which represents a contract liability. Such deferred revenue typically results from milestone payments pertaining to future services not yet rendered. We recognize the contract liability as revenue once we have transferred control of service to the customer and all revenue recognition criteria are met.

Contract assets and contract liabilities are determined for each contract on a net basis. For contract assets, we classify the short-term portion as a separate line item within other current assets and the long-term portion within other assets, long-term in the accompanying consolidated balance sheets.  Contract liabilities are classified as a separate line item within other current liabilities in the accompanying consolidated balance sheets.

Contract Costs

Contract costs primarily consist of upfront costs incurred to obtain or to fulfill a contract. These costs are typically found within our Occupier Outsourcing business line. Such costs relate to transition costs to fulfill contracts prior to services being rendered.  Capitalized transition costs are amortized based on the transfer of services to which the assets relate which can vary on a contract by contract basis, and are included in cost of services in the accompanying consolidated statement of operations. For contract costs that are recognized as assets, we periodically review for impairment.

Applying the contract cost practical expedient, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law making significant changes to the Internal Revenue Code, including, but not limited to: (i) a U.S. corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017; (ii) the transition of U.S. international taxation from a worldwide tax system to a territorial system; and (iii) a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which added SEC guidance related to SAB 118. Our provision for income taxes for 2017 included a provisional amount related to our estimate of the U.S. federal and state tax impact of the transition tax and other components of the Tax Act. In the first quarter of 2018, we obtained additional information affecting the provisional amount initially recorded for the transition tax. As a result, we recorded an immaterial adjustment to the transition tax in the tax provision for the three months ended March 31, 2018. Provisional amounts that have been recorded are based upon our best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and the related guidance available. Additional work is necessary on the provisional amount related to the transition tax, which includes performing a more detailed analysis of historic foreign earnings and tax pools and potential corresponding adjustments.

See Note 2 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The FASB previously issued five ASUs related to revenue recognition (“new revenue recognition guidance”). The ASUs issued were: (1) in May 2014, ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606);” (2) in March 2016, ASU 2016‑08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” (3) in April 2016, ASU 2016‑10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” (4) in May 2016, ASU 2016‑12, “Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients;” and (5) in December 2016, ASU 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers.” As mentioned in Note 2, we adopted the new revenue recognition guidance in the first quarter of 2018 using the full retrospective transition method. This resulted in a cumulative adjustment of $94.6 million to the accumulated earnings balance reflected in the accompanying consolidated balance sheets at December 31, 2017, including an $87.9 million impact of adoption effective January 1, 2016 as well as the impact from restatements of full year statements of operations for the years ended December 31, 2017 and 2016 resulting in adjustments of $5.6 million and $1.1 million, respectively. The impact of the application of the new revenue recognition guidance resulted in an acceleration of revenues that were based, in part, on future contingent events. For example, some leasing commission revenues in various countries where we operate were recognized earlier. Under former GAAP, a portion of these lease commission revenues was deferred until a future contingency was resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue guidance, our performance obligation will be typically satisfied at lease signing and therefore the portion of the commission that is contingent on a future event has been recognized earlier if deemed probable that there will not be significant reversal in the future. The acceleration of the timing of revenue recognition also resulted in the acceleration of expense recognition relating to direct commissions payable to brokers. In addition, the acceleration of these revenues and expenses resulted in an increase in total assets and liabilities to reflect contract assets and accrued commissions payable.

We evaluated the impact of the updated principal versus agent guidance on our consolidated financial statements.  Under former GAAP, certain third-party costs associated with our facilities and project management contracts were accounted for on a net basis because the contracts include provisions such as “pay when paid” that mitigate payment risk with respect to services provided by third parties to our clients.  Under the new revenue recognition guidance, control of the services before transfer to the client is the primary factor in determining principal versus agent assessments.  Payment risk is no longer a determining factor under Topic 606.  We have determined that we control the services provided by third parties on behalf of certain of our facilities and project management clients.  Accordingly, under the new guidance, we are accounting for the cost of services provided by third parties and the related reimbursement revenue on a gross basis.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the effects of the adoption of the new revenue recognition guidance on our consolidated balance sheet as of December 31, 2017 (dollars in thousands):

		Adoption of new
		revenue recognition
	As Reported	guidance	As Adjusted
Receivables	$3,207,285	$(94,996)	$3,112,289
Contract assets	$—	$273,053	$273,053
Total current assets	$5,452,527	$178,057	$5,630,584
Other assets, net	$422,965	$56,509	$479,474
Total assets	$11,483,830	$234,566	$11,718,396
Accounts payable and accrued expenses	$1,674,287	$(100,615)	$1,573,672
Compensation and employee benefits payable	$803,504	$100,930	$904,434
Accrued bonus and profit sharing	$1,072,976	$5,369	$1,078,345
Contract liabilities	$—	$100,615	$100,615
Total current liabilities	$4,606,645	$106,299	$4,712,944
Deferred tax liabilities, net	$114,017	$33,201	$147,218
Total liabilities	$7,404,282	$139,500	$7,543,782
Accumulated earnings	$3,348,385	$94,622	$3,443,007
Accumulated other comprehensive loss	$(552,858)	$444	$(552,414)
Total CBRE Group, Inc. stockholders' equity	$4,019,430	$95,066	$4,114,496
Total liabilities and equity	$11,483,830	$234,566	$11,718,396

The following table presents the effects of the adoption of the new revenue recognition guidance on our consolidated statements of operations for the three months ended March 31, 2017 (dollars in thousands, except share amounts):

		Adoption of new
		revenue recognition
	As Reported	guidance	As Adjusted
Revenue	$2,981,204	$1,069,762	$4,050,966
Cost of services	$2,087,079	$1,059,398	$3,146,477
Operating, administrative and other	$606,231	$395	$606,626
Operating income	$195,242	$9,969	$205,211
Income before provision for income taxes	$182,776	$9,969	$192,745
Provision for income taxes	$51,273	$2,546	$53,819
Net income	$131,503	$7,423	$138,926
Net income attributable to CBRE Group, Inc.	$129,597	$7,423	$137,020
Basic income per share	$0.38	$0.03	$0.41
Diluted income per share	$0.38	$0.02	$0.40

See Note 2 for further discussion of the effects of the adoption of ASU 2014-09 on our significant accounting policies.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In January 2016, the FASB issued ASU 2016‑01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  This ASU 2016-01 states that entities will have to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. Under the new guidance, entities will measure equity investments in the scope of the guidance at the end of each reporting period. We will no longer be able to classify equity investments as trading or available for sale, and will no longer recognize unrealized holding gains and losses on equity securities previously classified as available for sale in other comprehensive income (loss). However, the guidance for classifying and measuring investments in debt securities and loans is unchanged.  We adopted ASU 2016‑01 in the first quarter of 2018, which resulted in a cumulative adjustment to accumulated earnings of $4.0 million on January 1, 2018, representing the accumulated unrealized gains (net of tax) reported in accumulated other comprehensive loss for available for sale equity securities on December 31, 2017.

In August 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. We adopted ASU 2016‑15 in the first quarter of 2018.  This resulted in changes to our consolidated statement of cash flows included in the accompanying consolidated financial statements, including:

•

An accounting policy election was made in the first quarter of 2018 to classify distributions from all of our equity method investments based on the “nature of distribution method”. Under this approach, we classify the distributions based on the nature of the activities of the investee that generated the distribution.  This resulted in $9.1 million of distributions from equity method investments being reclassified from cash flows from investing activities to cash flows from operating activities for the first quarter of 2017;

•

Purchase price payments made related to acquisitions more than three months after the acquisition closed are to be reflected as cash flows from financing activities (assuming they do not exceed the amount recorded in the initial measurement period). If we record an increase to the estimated purchase price liability post-measurement period, then such increase (i.e. amounts we pay out above and beyond initial estimate of liability) would get recorded as an operating cash flow.  This resulted in $8.3 million of cash paid for acquisitions being reclassified from cash used in investing activities to cash used in financing activities for the first quarter of 2017;

•

Payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment are to be reflected as cash used in financing activities. During the three months ended March 31, 2018, we paid a $20.0 million premium in connection with the early redemption of our 5.00% senior notes (see Note 8). Such premium has been reflected in cash used in financing activities in the consolidated statement of cash flows for the three months ended March 31, 2018.

In October 2016, the FASB issued ASU 2016‑16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted ASU 2016-16 in the first quarter of 2018 and the adoption did not have any impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. We adopted ASU 2016-18 in the first quarter of 2018 and, as a result, restricted cash has been included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

In February 2017, the FASB issued ASU 2017‑05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  This ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and also defines the term in substance nonfinancial asset. We adopted ASU 2017-05 in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Recent Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842).” This ASU requires lessees to recognize most leases on the balance sheet as liabilities, with corresponding right-of-use assets. For income statement recognition purposes, leases will be classified as either a finance or operating lease in a manner similar to the requirements under the current lease accounting literature, but without relying upon the bright-line tests. This ASU is effective for annual periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method for all entities. We plan to adopt ASU 2016‑02 in the first quarter of 2019 and are currently continuing to evaluate the magnitude of its impact on our consolidated financial statements by reviewing our existing lease contracts and service contracts that may include embedded leases.

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.”  This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016‑13 will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017‑04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2017‑04 will have on our goodwill assessment process, but do not believe the adoption of ASU 2017‑04 will have a material impact on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017‑08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.”  This ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2017‑08 will have on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017‑12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This ASU refines and expands hedge accounting for both financial and commodity risks. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2017‑12 will have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018‑02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are evaluating the effect that ASU 2018‑02 will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS).  Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At March 31, 2018 and December 31, 2017, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at January 1, 2018	$928,038
Origination of mortgage loans	3,132,008
Gains (premiums on loan sales)	13,308
Sale of mortgage loans	(2,896,873)
Cash collections of premiums on loan sales	(13,308)
Proceeds from sale of mortgage loans	(2,910,181)
Net decrease in mortgage servicing rights included in warehouse receivables	(1,505)
Ending balance at March 31, 2018	$1,161,668

The following table is a summary of our warehouse lines of credit in place as of March 31, 2018 and December 31, 2017 (dollars in thousands):

			March 31, 2018		December 31, 2017
			Maximum		Maximum
Lender	Current Maturity	Pricing	Facility Size	Carrying Value	Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	10/23/2018	daily one-month LIBOR plus 1.45%	$1,000,000	$815,266	$1,000,000	$192,180
JP Morgan	10/23/2018	daily one-month LIBOR plus 2.75%	25,000	2,578	25,000	5,800
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	14,584	450,000	205,827
TD Bank, N.A. (TD Bank) (1)	6/30/2018	daily one-month LIBOR plus 1.25%	400,000	92,672	800,000	225,416
Bank of America, N.A. (BofA) (2)	6/5/2018	daily one-month LIBOR plus 1.40%	225,000	99,223	337,500	130,443
Capital One, N.A. (Capital One) (3)	7/27/2018	daily one-month LIBOR plus 1.40%	200,000	123,682	387,500	151,100
			$2,300,000	$1,148,005	$3,000,000	$910,766

(1)	Line was temporarily increased from $400.0 million to $800.0 million to accommodate year-end volume. Maximum facility reverted back to $400.0 million on February 1, 2018.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Line was temporarily increased from $225.0 million to $337.5 million to accommodate year-end volume. Maximum facility reverted back to $225.0 million on January 27, 2018.
(3)	Line was temporarily increased from $200.0 million to $387.5 million to accommodate year-end volume. Maximum facility reverted back to $200.0 million on January 9, 2018.

During the three months ended March 31, 2018, we had a maximum of $1.3 billion of warehouse lines of credit principal outstanding.

5.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2018 and December 31, 2017, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Investments in unconsolidated subsidiaries	$26,550	$26,273
Other current assets	3,501	3,401
Co-investment commitments	1,911	2,364
Maximum exposure to loss	$31,962	$32,038

6.	Fair Value Measurements

Topic 820 of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

There were no significant transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.  There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2017 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	As of March 31, 2018
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$4,520	$—	$—	$4,520
Debt securities issued by U.S. federal agencies	—	7,652	—	7,652
Corporate debt securities	—	25,566	—	25,566
Asset-backed securities	—	3,206	—	3,206
Collateralized mortgage obligations	—	2,311	—	2,311
Total available for sale debt securities	4,520	38,735	—	43,255
Equity securities	136,871	—	—	136,871
Warehouse receivables	—	1,161,668	—	1,161,668
Total assets at fair value	$141,391	$1,200,403	$—	$1,341,794
Liabilities
Interest rate swaps	$—	$3,095	$—	$3,095
Securities sold, not yet purchased	3,491	—	—	3,491
Total liabilities at fair value	$3,491	$3,095	$—	$6,586

	As of December 31, 2017
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3,820	$—	$—	$3,820
Debt securities issued by U.S. federal agencies	—	4,901	—	4,901
Corporate debt securities	—	20,023	—	20,023
Asset-backed securities	—	3,577	—	3,577
Collateralized mortgage obligations	—	2,366	—	2,366
Total available for sale debt securities	3,820	30,867	—	34,687
Equity securities	133,595	—	—	133,595
Warehouse receivables	—	928,038	—	928,038
Total assets at fair value	$137,415	$958,905	$—	$1,096,320
Liabilities
Interest rate swaps	$—	$4,766	$—	$4,766
Securities sold, not yet purchased	3,431	—	—	3,431
Foreign currency exchange forward contracts	—	55	—	55
Total liabilities at fair value	$3,431	$4,821	$—	$8,252

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2018 and 2017.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

•	Receivables, less Allowance for Doubtful Accounts – Due to their short-term nature, fair value approximates carrying value.
•	Warehouse Receivables – These balances are carried at fair value based on market prices at the balance sheet date.
•	Debt & Equity Securities – These investments are carried at their fair value.
•

Foreign Currency Exchange Forward Contracts – These assets and liabilities are carried at their fair value as calculated by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•	Securities Sold, not yet Purchased – These liabilities are carried at their fair value.
•

Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facility.  Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 4 and 8).

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $750.5 million at March 31, 2018 and $199.9 million at December 31, 2017.  Their actual carrying value, net of unamortized debt issuance costs, totaled $743.5 million and $193.5 million at March 31, 2018 and December 31, 2017, respectively (see Note 8).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $633.0 million and $455.5 million, respectively, at March 31, 2018 and $645.7 million and $468.0 million, respectively, at December 31, 2017.  The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $592.2 million and $422.5 million, respectively, at March 31, 2018 and $592.0 million and $422.4 million, respectively, at December 31, 2017. In March 2018, we redeemed our 5.00% senior notes in full (see Note 8). At December 31, 2017, the estimated fair value (based on dealers’ quotes) and actual carrying value (net of unamortized debt issuance costs) of our 5.00% senior notes was $823.8 million and $791.7 million, respectively.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Global Investment Management
Revenue	$263,970	$267,151
Operating income	$71,156	$15,478
Net income	$34,337	$4,090
Development Services
Revenue	$22,676	$21,526
Operating income	$58,577	$20,561
Net income	$53,196	$16,097
Other
Revenue	$56,553	$25,858
Operating income	$6,475	$2,179
Net income	$6,463	$2,148
Total
Revenue	$343,199	$314,535
Operating income	$136,208	$38,218
Net income	$93,996	$22,335

8.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Senior term loans, with interest ranging from 2.51% to 2.91%, due quarterly through 2022	$750,000	$200,000
4.875% senior notes due in 2026, net of unamortized discount	596,366	596,273
5.25% senior notes due in 2025, net of unamortized premium	426,271	426,317
5.00% senior notes, redeemed in full in March 2018	—	800,000
Other	51	8
Total long-term debt	1,772,688	2,022,598
Less: current maturities of long-term debt	(51)	(8)
Less: unamortized debt issuance costs	(14,449)	(22,987)
Total long-term debt, net of current maturities	$1,758,188	$1,999,603

We maintain credit facilities with third-party lenders, which we use for a variety of purposes.  On October 31, 2017, CBRE Services, Inc. (CBRE Services), our wholly-owned subsidiary, entered into a Credit Agreement (the 2017 Credit Agreement), which refinanced and replaced our prior credit agreement (the 2015 Credit Agreement). We used $200.0 million of borrowings from the tranche A term loan facility and $83.0 million of revolving credit facility borrowings under the 2017 Credit Agreement, in addition to cash on hand, to repay all amounts outstanding under the 2015 Credit Agreement.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2017 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of March 31, 2018, the 2017 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on October 31, 2022 and (2) a $750.0 million delayed draw tranche A term loan facility, requiring  quarterly principal payments, which began on March 5, 2018 and continue through maturity on October 31, 2022, provided that in the event that our leverage ratio (as defined in the 2017 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date, no such quarterly principal payment shall be required on such date.

On March 14, 2013, CBRE Services issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes were unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.00% senior notes were jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guaranteed our 2017 Credit Agreement. Interest accrued at a rate of 5.00% per year and was payable semi-annually in arrears on March 15 and September 15. The 5.00% senior notes were redeemable at our option, in whole or in part, on March 15, 2018 at a redemption price of 102.5% of the principal amount on that date. We redeemed these notes in full on March 15, 2018 and incurred charges of $28.0 million, including a premium of $20.0 million and the write-off of $8.0 million of unamortized deferred financing costs. We funded this redemption with $550.0 million of borrowings from our tranche A term loan facility and borrowings from our revolving credit facility under our 2017 Credit Agreement. The amount of the 5.00% senior notes, net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $791.7 million at December 31, 2017.

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, our 2017 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2017 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2017 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2017 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 15.71x for the trailing twelve months ended March 31, 2018, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.91x as of March 31, 2018.

Short-Term Borrowings

Revolving Credit Facility

As of March 31, 2018, letters of credit totaling $2.0 million were outstanding under our revolving credit facility under our 2017 Credit Agreement.  These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.  As of March 31, 2018, $463.0 million was outstanding under the revolving credit facility. As of December 31, 2017, no amounts were outstanding under the revolving credit facility other than letters of credit totaling $2.0 million.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $20.4 billion at March 31, 2018. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both March 31, 2018 and December 31, 2017, CBRE MCI had a $58.0 million letter of credit under this reserve arrangement, and had recorded a liability of approximately $32.1 million and $32.9 million, respectively, for its loan loss guarantee obligation under such arrangement.  Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $632.8 million (including $397.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2018.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program.  Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations.  These obligations are for the period from origination of the loan to the securitization date.  CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered.  As of both March 31, 2018 and December 31, 2017, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $69.3 million as of March 31, 2018, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases.  The CBRE Capital Markets letters of credit totaling $63.0 million as of March 31, 2018 referred to in the preceding paragraphs represented the majority of the $69.3 million outstanding letters of credit as of such date.  The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through March 2019.

We had guarantees totaling $61.5 million as of March 31, 2018, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $61.5 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2018, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business.  Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget.  However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees.  These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of March 31, 2018, we had aggregate commitments of $35.1 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2018, we had committed to fund $17.4 million of additional capital to these unconsolidated subsidiaries.

10.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended
	March 31,
	2018	2017
		(As Adjusted) (1)
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$150,288	$137,020
Weighted average shares outstanding for basic income per share	338,890,098	336,907,836
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.44	$0.41
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$150,288	$137,020
Weighted average shares outstanding for basic income per share	338,890,098	336,907,836
Dilutive effect of contingently issuable shares	3,698,143	2,774,785
Dilutive effect of stock options	1,569	7,958
Weighted average shares outstanding for diluted income per share	342,589,810	339,690,579
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.44	$0.40

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

For the three months ended March 31, 2018 and 2017, 69,346 and 1,170,967, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.	Revenue from Contracts with Customers

Disaggregated revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and 2017 by type of service and/or region (dollars in thousands):

	Three Months Ended March 31, 2018
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$1,794,147	$893,817	$266,115	$—	$—	$2,954,079
Leasing	400,198	100,589	71,579	—	120	572,486
Sales	267,675	78,240	59,235	—	418	405,568
Property management	173,828	58,211	70,030	—	1,555	303,624
Valuation	59,066	41,063	26,089	—	—	126,218
Commercial mortgage origination (1)	21,827	1,223	51	—	—	23,101
Investment management	—	—	—	123,690	—	123,690
Development services	—	—	—	—	21,232	21,232
Topic 606 Revenue	2,716,741	1,173,143	493,099	123,690	23,325	4,529,998
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	84,193	—	—	—	—	84,193
Loan servicing	39,526	2,288	—	—	—	41,814
Other revenue	9,764	5,823	2,360	—	—	17,947
Total Out of Scope of Topic 606 Revenue	133,483	8,111	2,360	—	—	143,954
Total revenue	$2,850,224	$1,181,254	$495,459	$123,690	$23,325	$4,673,952

	Three Months Ended March 31, 2017 (As Adjusted) (2)
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$1,664,354	$666,694	$206,425	$—	$—	$2,537,473
Leasing	393,865	74,931	60,528	—	154	529,478
Sales	233,796	67,300	52,168	—	530	353,794
Property management	161,397	54,740	54,679	—	1,910	272,726
Valuation	57,181	32,509	26,765	—	—	116,455
Commercial mortgage origination (1)	19,818	1,820	539	—	—	22,177
Investment management	—	—	—	89,566	—	89,566
Development services	—	—	—	—	11,623	11,623
Topic 606 Revenue	2,530,411	897,994	401,104	89,566	14,217	3,933,292
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	62,547	—	—	—	—	62,547
Loan servicing	33,534	2,876	—	—	—	36,410
Other revenue	12,714	3,761	2,242	—	—	18,717
Total Out of Scope of Topic 606 Revenue	108,795	6,637	2,242	—	—	117,674
Total revenue	$2,639,206	$904,631	$403,346	$89,566	$14,217	$4,050,966

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contract Assets & Liabilities

We had contract assets totaling $257.0 million ($200.2 million of which was current) and $330.9 million ($273.1 million of which was current) as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, our contract assets decreased by $73.9 million, primarily due to contract assets moving to accounts receivable in our occupier outsourcing business (due to at-risk and incentive fees becoming billable per the contract terms) and in our leasing business (billing of commissions).

We had contract liabilities (all current) totaling $88.1 million and $100.6 million as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we recognized revenue of $62.3 million that was included in the contract liability balance at December 31, 2017.

Contract Costs

Within our Occupier Outsourcing business line, we incur transition costs to fulfil contracts prior to services being rendered.  During the three months ended March 31, 2018 and 2017, we capitalized $9.6 million and $8.9 million, respectively, of transition costs.  During the three months ended March 31, 2018 and 2017, we recorded amortization of transition costs of $6.0 million and $3.6 million, respectively. No impairment loss in relation to the costs capitalized was recorded during either the three months ended March 31, 2018 or 2017.

12.	Segments

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa (EMEA); (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
		(As Adjusted) (1)
Revenue
Americas	$2,850,224	$2,639,206
EMEA	1,181,254	904,631
Asia Pacific	495,459	403,346
Global Investment Management	123,690	89,566
Development Services	23,325	14,217
Total revenue	$4,673,952	$4,050,966
Adjusted EBITDA
Americas	$225,843	$225,225
EMEA	36,946	35,455
Asia Pacific	33,880	23,276
Global Investment Management	29,692	25,859
Development Services	21,446	3,362
Total Adjusted EBITDA	$347,807	$313,177

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing performance of each segment.  EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization.  Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions and certain carried interest incentive compensation reversal to align with the timing of associated revenue.

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
		(As Adjusted) (1)
Net income attributable to CBRE Group, Inc.	$150,288	$137,020
Add:
Depreciation and amortization	108,165	94,037
Interest expense	28,858	34,010
Write-off of financing costs on extinguished debt	27,982	—
Provision for income taxes	46,164	53,819
Less:
Interest income	3,621	2,411
EBITDA	357,836	316,475
Adjustments:
Carried interest incentive compensation reversal to align with the timing of associated revenue	(10,029)	(15,241)
Integration and other costs related to acquisitions	—	11,943
Adjusted EBITDA	$347,807	$313,177

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
		(As Adjusted) (1)
Revenue
United States	$2,674,217	$2,472,406
United Kingdom	580,516	472,155
All other countries	1,419,219	1,106,405
Total revenue	$4,673,952	$4,050,966

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017 and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2018

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$8,122	$71,960	$562,765	$—	$642,854
Restricted cash	—	—	2,066	76,893	—	78,959
Receivables, net	—	—	1,076,642	2,044,878	—	3,121,520
Warehouse receivables (1)	—	—	744,919	416,749	—	1,161,668
Prepaid expenses	—	—	70,409	153,337	—	223,746
Contract assets	—	—	193,787	6,380	—	200,167
Income taxes receivable	1,419	5,886	8,666	52,733	(7,306)	61,398
Other current assets	—	—	74,310	189,678	—	263,988
Total Current Assets	1,426	14,008	2,242,759	3,503,413	(7,306)	5,754,300
Property and equipment, net	—	—	437,939	195,727	—	633,666
Goodwill	—	—	1,759,043	1,519,588	—	3,278,631
Other intangible assets, net	—	—	745,391	653,112	—	1,398,503
Investments in unconsolidated subsidiaries	—	—	184,486	44,464	—	228,950
Investments in consolidated subsidiaries	5,799,674	5,310,057	3,191,735	—	(14,301,466)	—
Intercompany loan receivable	—	2,684,781	700,000	—	(3,384,781)	—
Deferred tax assets, net	—	—	5,300	97,515	(956)	101,859
Other assets, net	—	21,630	378,406	111,497	—	511,533
Total Assets	$5,801,100	$8,030,476	$9,645,059	$6,125,316	$(17,694,509)	$11,907,442
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$5,893	$402,645	$1,096,596	$—	$1,505,134
Compensation and employee benefits payable	—	626	483,114	447,832	—	931,572
Accrued bonus and profit sharing	—	—	239,231	353,715	—	592,946
Contract liabilities	—	—	31,020	57,056	—	88,076
Income taxes payable	—	—	41,569	32,097	(7,306)	66,360
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	736,961	411,044	—	1,148,005
Revolving credit facility	—	463,000	—	—	—	463,000
Other	—	—	16	—	—	16
Total short-term borrowings	—	463,000	736,977	411,044	—	1,611,021
Current maturities of long-term debt	—	—	—	51	—	51
Other current liabilities	—	—	48,786	25,709	—	74,495
Total Current Liabilities	—	469,519	1,983,342	2,424,100	(7,306)	4,869,655
Long-Term Debt, net:
Long-term debt, net	—	1,758,188	—	—	—	1,758,188
Intercompany loan payable	1,443,469	—	1,872,718	68,594	(3,384,781)	—
Total Long-Term Debt, net	1,443,469	1,758,188	1,872,718	68,594	(3,384,781)	1,758,188
Deferred tax liabilities, net	—	—	41,181	125,334	(956)	165,559
Non-current tax liabilities	—	—	137,899	6,859	—	144,758
Other liabilities	—	3,095	299,862	247,651	—	550,608
Total Liabilities	1,443,469	2,230,802	4,335,002	2,872,538	(3,393,043)	7,488,768
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	4,357,631	5,799,674	5,310,057	3,191,735	(14,301,466)	4,357,631
Non-controlling interests	—	—	—	61,043	—	61,043
Total Equity	4,357,631	5,799,674	5,310,057	3,252,778	(14,301,466)	4,418,674
Total Liabilities and Equity	$5,801,100	$8,030,476	$9,645,059	$6,125,316	$(17,694,509)	$11,907,442

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 4.875% senior notes, 5.25% senior notes and our 2017 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan, Capital One, BofA, TD Bank and Fannie Mae ASAP lines of credit are pledged to JP Morgan, Capital One, BofA, TD Bank and Fannie Mae.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017 (AS ADJUSTED) (1)

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$15,604	$112,048	$624,115	$—	$751,774
Restricted cash	—	—	2,095	70,950	—	73,045
Receivables, net	—	—	990,923	2,121,366	—	3,112,289
Warehouse receivables (2)	—	—	479,628	448,410	—	928,038
Prepaid expenses	—	—	81,106	134,230	—	215,336
Contract assets	—	—	263,756	9,297	—	273,053
Income taxes receivable	2,162	—	—	49,628	(2,162)	49,628
Other current assets	—	—	50,556	176,865	—	227,421
Total Current Assets	2,169	15,604	1,980,112	3,634,861	(2,162)	5,630,584
Property and equipment, net	—	—	431,755	185,984	—	617,739
Goodwill	—	—	1,774,529	1,480,211	—	3,254,740
Other intangible assets, net	—	—	751,930	647,182	—	1,399,112
Investments in unconsolidated subsidiaries	—	—	197,395	40,606	—	238,001
Investments in consolidated subsidiaries	5,551,781	4,930,109	3,066,303	—	(13,548,193)	—
Intercompany loan receivable	—	2,621,330	700,000	—	(3,321,330)	—
Deferred tax assets, net	—	—	5,300	98,746	(5,300)	98,746
Other assets, net	—	22,810	348,191	108,473	—	479,474
Total Assets	$5,553,950	$7,589,853	$9,255,515	$6,196,063	$(16,876,985)	$11,718,396
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$29,708	$404,367	$1,139,597	$—	$1,573,672
Compensation and employee benefits payable	—	626	479,306	424,502	—	904,434
Accrued bonus and profit sharing	—	—	590,534	487,811	—	1,078,345
Contract liabilities	—	—	42,994	57,621	—	100,615
Income taxes payable	—	3,314	13,704	55,778	(2,162)	70,634
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (2)	—	—	474,195	436,571	—	910,766
Other	—	—	16	—	—	16
Total short-term borrowings	—	—	474,211	436,571	—	910,782
Current maturities of long-term debt	—	—	—	8	—	8
Other current liabilities	—	55	56,260	18,139	—	74,454
Total Current Liabilities	—	33,703	2,061,376	2,620,027	(2,162)	4,712,944
Long-Term Debt, net:
Long-term debt, net	—	1,999,603	—	—	—	1,999,603
Intercompany loan payable	1,439,454	—	1,798,550	83,326	(3,321,330)	—
Total Long-Term Debt, net	1,439,454	1,999,603	1,798,550	83,326	(3,321,330)	1,999,603
Deferred tax liabilities, net	—	—	29,785	122,733	(5,300)	147,218
Non-current tax liabilities	—	—	135,396	5,396	—	140,792
Other liabilities	—	4,766	300,299	238,160	—	543,225
Total Liabilities	1,439,454	2,038,072	4,325,406	3,069,642	(3,328,792)	7,543,782
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	4,114,496	5,551,781	4,930,109	3,066,303	(13,548,193)	4,114,496
Non-controlling interests	—	—	—	60,118	—	60,118
Total Equity	4,114,496	5,551,781	4,930,109	3,126,421	(13,548,193)	4,174,614
Total Liabilities and Equity	$5,553,950	$7,589,853	$9,255,515	$6,196,063	$(16,876,985)	$11,718,396

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance.  Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation.  See Notes 2 and 3 for more information.

(2)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$—	$2,617,694	$2,056,258	$—	$4,673,952
Costs and expenses:
Cost of services	—	—	2,057,613	1,562,348	—	3,619,961
Operating, administrative and other	5,704	485	372,345	353,701	—	732,235
Depreciation and amortization	—	—	64,309	43,856	—	108,165
Total costs and expenses	5,704	485	2,494,267	1,959,905	—	4,460,361
Gain on disposition of real estate	—	—	18	—	—	18
Operating (loss) income	(5,704)	(485)	123,445	96,353	—	213,609
Equity income from unconsolidated subsidiaries	—	—	39,292	887	—	40,179
Other income (loss)	—	—	1,710	(5,990)	—	(4,280)
Interest income	—	32,686	2,452	1,169	(32,686)	3,621
Interest expense	—	27,875	27,031	6,638	(32,686)	28,858
Write-off of financing costs on extinguished debt	—	27,982	—	—	—	27,982
Royalty and management service expense (income)	—	—	698	(698)	—	—
Income from consolidated subsidiaries	154,573	172,343	60,412	—	(387,328)	—
Income before (benefit of) provision for income taxes	148,869	148,687	199,582	86,479	(387,328)	196,289
(Benefit of) provision for income taxes	(1,419)	(5,886)	27,239	26,230	—	46,164
Net income	150,288	154,573	172,343	60,249	(387,328)	150,125
Less: Net loss attributable to non- controlling interests	—	—	—	(163)	—	(163)
Net income attributable to CBRE Group, Inc.	$150,288	$154,573	$172,343	$60,412	$(387,328)	$150,288

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (AS ADJUSTED) (1)

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$—	$2,418,600	$1,632,366	$—	$4,050,966
Costs and expenses:
Cost of services	—	—	1,920,688	1,225,789	—	3,146,477
Operating, administrative and other	(284)	349	315,809	290,752	—	606,626
Depreciation and amortization	—	—	56,730	37,307	—	94,037
Total costs and expenses	(284)	349	2,293,227	1,553,848	—	3,847,140
Gain on disposition of real estate	—	—	226	1,159	—	1,385
Operating income (loss)	284	(349)	125,599	79,677	—	205,211
Equity income from unconsolidated subsidiaries	—	—	14,370	648	—	15,018
Other income	—	—	414	3,701	—	4,115
Interest income	—	29,901	1,647	764	(29,901)	2,411
Interest expense	—	33,146	22,148	8,617	(29,901)	34,010
Royalty and management service (income) expense	—	—	(5,802)	5,802	—	—
Income from consolidated subsidiaries	136,845	139,064	45,519	—	(321,428)	—
Income before provision for (benefit of) income taxes	137,129	135,470	171,203	70,371	(321,428)	192,745
Provision for (benefit of) income taxes	109	(1,375)	32,139	22,946	—	53,819
Net income	137,020	136,845	139,064	47,425	(321,428)	138,926
Less: Net income attributable to non- controlling interests	—	—	—	1,906	—	1,906
Net income attributable to CBRE Group, Inc.	$137,020	$136,845	$139,064	$45,519	$(321,428)	$137,020

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$150,288	$154,573	$172,343	$60,249	$(387,328)	$150,125
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	66,032	—	66,032
Adoption of Accounting Standards Update 2016-01, net	—	—	(3,964)	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	755	—	—	—	755
Unrealized gains on interest rate swaps, net	—	603	—	—	—	603
Unrealized holding losses on available for sale debt securities, net	—	—	(505)	—	—	(505)
Other, net	—	—	20	5,508	—	5,528
Total other comprehensive (loss) income	—	1,358	(4,449)	71,540	—	68,449
Comprehensive income	150,288	155,931	167,894	131,789	(387,328)	218,574
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(358)	—	(358)
Comprehensive income attributable to CBRE Group, Inc.	$150,288	$155,931	$167,894	$132,147	$(387,328)	$218,932

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (AS ADJUSTED) (1)

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor		Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$137,020	$136,845	$139,064	$47,425	$(321,428)	$138,926
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	51,188	—	51,188
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,508	—	—	—	1,508
Unrealized gains on interest rate swaps, net	—	294	—	—	—	294
Unrealized holding gains on available for sale debt securities, net	—	—	829	94	—	923
Other, net	(5)	—	(1)	—	—	(6)
Total other comprehensive (loss) income	(5)	1,802	828	51,282	—	53,907
Comprehensive income	137,015	138,647	139,892	98,707	(321,428)	192,833
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,927	—	1,927
Comprehensive income attributable to CBRE Group, Inc.	$137,015	$138,647	$139,892	$96,780	$(321,428)	$190,906

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$26,028	$(21,075)	$(200,152)	$(54,759)	$(249,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(30,870)	(15,854)	(46,724)
Contributions to unconsolidated subsidiaries	—	—	(7,932)	(2,679)	(10,611)
Distributions from unconsolidated subsidiaries	—	—	14,869	347	15,216
Purchase of equity securities	—	—	(10,219)	—	(10,219)
Proceeds from sale of equity securities	—	—	4,367	—	4,367
Purchase of available for sale debt securities	—	—	(12,066)	—	(12,066)
Proceeds from the sale of available for sale debt securities	—	—	2,264	—	2,264
Other investing activities, net	—	—	(6,590)	151	(6,439)
Net cash used in investing activities	—	—	(46,177)	(18,035)	(64,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	550,000	—	—	550,000
Proceeds from revolving credit facility	—	898,000	—	—	898,000
Repayment of revolving credit facility	—	(435,000)	—	—	(435,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)	—	—	(820,000)
Proceeds from notes payable on real estate held for investment	—	—	—	49	49
Repayment of notes payable on real estate held for investment	—	—	—	(462)	(462)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	775	775
Acquisition of businesses (cash (paid) received for acquisitions more than three months after purchase date)	—	—	(11,463)	3,414	(8,049)
Units repurchased for payment of taxes on equity awards	(4,550)	—	—	—	(4,550)
Non-controlling interest contributions	—	—	—	1,595	1,595
Non-controlling interest distributions	—	—	—	(1,025)	(1,025)
(Increase) decrease in intercompany receivables, net	(21,532)	(179,368)	217,675	(16,775)	—
Other financing activities, net	54	(39)	—	(3)	12
Net cash (used in) provided by financing activities	(26,028)	13,593	206,212	(12,432)	181,345
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	29,819	29,819
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(7,482)	(40,117)	(55,407)	(103,006)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	15,604	114,143	695,065	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$8,122	$74,026	$639,658	$721,813
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$48,490	$—	$504	$48,994
Income taxes, net	$—	$—	$118	$37,101	$37,219

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (AS ADJUSTED) (1)

(Dollars in thousands)

		CBRE	Guarantor	Nonguarantor	Consolidated
	Parent	Services	Subsidiaries	Subsidiaries	Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$17,610	$(6,445)	$(311,417)	$(21,146)	$(321,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17,095)	(6,640)	(23,735)
Acquisition of businesses, including net assets acquired, intangibles and goodwill	—	—	(12,861)	—	(12,861)
Contributions to unconsolidated subsidiaries	—	—	(11,086)	(3,481)	(14,567)
Distributions from unconsolidated subsidiaries	—	—	6,676	199	6,875
Purchase of equity securities	—	—	(3,914)	539	(3,375)
Proceeds from the sale of equity securities	—	—	3,805	(390)	3,415
Purchase of available for sale debt securities	—	—	(3,375)	(539)	(3,914)
Proceeds from the sale of available for sale debt securities	—	—	3,415	390	3,805
Other investing activities, net	—	—	1,275	(195)	1,080
Net cash used in investing activities	—	—	(33,160)	(10,117)	(43,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	266,000	—	—	266,000
Repayment of revolving credit facility	—	(146,000)	—	—	(146,000)
Repayment of notes payable on real estate held for investment	—	—	—	(435)	(435)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,711	1,711
Repayment of notes payable on real estate held for sale and under development	—	—	—	(2,744)	(2,744)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	—	—	(7,717)	(626)	(8,343)
Units repurchased for payment of taxes on equity awards	(1,900)	—	—	—	(1,900)
Non-controlling interest contributions	—	—	—	1,574	1,574
Non-controlling interest distributions	—	—	—	(744)	(744)
(Increase) decrease in intercompany receivables, net	(16,020)	(121,766)	126,426	11,360	—
Other financing activities, net	310	—	—	(2)	308
Net cash (used in) provided by financing activities	(17,610)	(1,766)	118,709	10,094	109,427
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	16,163	16,163
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(8,211)	(225,868)	(5,006)	(239,085)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	16,889	271,088	543,428	831,412
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$8,678	$45,220	$538,422	$592,327
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$51,987	$—	$40	$52,027
Income taxes, net	$—	$—	$5,176	$32,157	$37,333

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2018 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2017.  Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Our business is focused on providing services to both occupiers of and investors in real estate. For occupiers, we provide facilities management, project management, transaction (both property sales and tenant leasing) and consulting services, among others. For investors, we provide capital markets (property sales, commercial mortgage brokerage, loan origination and servicing), leasing, investment management, property management, valuation and development services, among others. We provide commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts.  The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable.  Actual results may differ from those estimates.  Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.  A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to these policies as of March 31, 2018, except for the adoption of new revenue recognition guidance in the first quarter of 2018 and an update to our estimate of the U.S. federal and state tax impact of the transition tax related to the Tax Cuts and Jobs Act (the Tax Act). For a detailed discussion of our new revenue recognition policies and updates to income taxes, see Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

New Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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

Commercial real estate markets in the United States have generally been marked by increased demand for space, falling vacancies and higher rents since 2010.  During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, including higher occupancy rates and rents, broad, low-cost credit availability and increased institutional capital allocations to commercial real estate. Following years of strong growth, U.S. property sales volumes slowed in 2016 and 2017, but ticked up modestly in early 2018 as significant capital continues to target commercial real estate.  Commercial mortgage markets also have remained highly active, driven by relatively low interest rates, a favorable lending environment and improved market fundamentals. The U.S. Government Sponsored Enterprises continue to be a significant source of debt capital for multi-family properties.

European countries began to emerge from recession in 2013, with economic growth accelerating in 2017. Sales and leasing activity has improved steadily across most of continental Europe for more than three years and this trend continued in 2017 and early 2018.  Since the United Kingdom’s June 2016 referendum to leave the European Union (EU), sentiment in that country has improved.  Progress was made by the end of 2017 on the terms of the United Kingdom’s withdrawal.  However, the absence of an agreement on the United Kingdom’s long-term relationship with the EU, and the fact that the March 2019 deadline draws closer, have contributed to uncertainty more recently.

In Asia Pacific, real estate leasing and investment markets strengthened broadly beginning in late 2016, a trend that has continued into early 2018. Asia Pacific investors also continue to be a significant source of real estate investment both in the region and across other parts of the world.

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

Effects of Acquisitions

We historically have made significant use of strategic acquisitions to add and enhance service competencies around the world. Strategic in-fill acquisitions have also played a key role in strengthening our service offerings.  The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest.  During 2017, we completed 11 in-fill acquisitions, including two leading Software as a Service (SaaS) platforms – one that produces scalable interactive visualization technologies for commercial real estate and one that provides technology solutions for facilities management operations, a healthcare-focused project manager in Australia, a full-service brokerage and management boutique in South Florida, a technology-enabled national boutique commercial real estate finance and consulting firm in the United States, a retail consultancy in France, a majority interest in a Toronto-based investment management business specializing in private infrastructure and private equity investments, a San Francisco-based technology-focused boutique real estate brokerage firm, a project management and design engineering firm operating across the United States, a Washington, D.C.-based retail brokerage operation and a leading technical engineering services provider in Italy. No in-fill acquisitions were completed during the three months ended March 31, 2018. In April 2018, we acquired a boutique retail specialty firm in Australia and our affiliate in Israel.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2018, we have accrued deferred consideration totaling $79.9 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the three months ended March 31, 2018, approximately 43% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Korean won, Mexican peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended March 31,
	2018		2017
			(As Adjusted) (1)
United States dollar	$2,674,217	57.2%	$2,472,406	61.0%
British pound sterling	580,516	12.4%	472,155	11.7%
euro	495,946	10.6%	349,272	8.6%
Australian dollar	101,557	2.2%	92,852	2.3%
Canadian dollar	160,882	3.4%	130,571	3.2%
Indian rupee	103,593	2.2%	77,819	1.9%
Chinese yuan	62,375	1.3%	50,435	1.2%
Singapore dollar	60,233	1.3%	57,178	1.4%
Japanese yen	65,168	1.4%	47,388	1.2%
Swiss franc	43,248	0.9%	37,081	0.9%
Hong Kong dollar	35,186	0.8%	31,271	0.8%
Mexican peso	32,610	0.7%	20,086	0.5%
Brazilian real	40,696	0.9%	35,307	0.9%
Danish krone	23,323	0.5%	18,461	0.5%
Polish zloty	17,438	0.4%	12,564	0.3%
Swedish krona	19,420	0.4%	14,913	0.4%
Thai baht	19,925	0.4%	13,533	0.3%
Korean won	13,526	0.3%	9,909	0.2%
Other currencies	124,093	2.7%	107,765	2.7%
Total revenue	$4,673,952	100.0%	$4,050,966	100.0%

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2018, the net impact would have been an increase in pre-tax income of $0.5 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2018, the net impact would have been an increase in pre-tax income of $2.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
			(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$712,521	15.2%	$567,340	14.0%
Property management	148,129	3.2%	125,747	3.1%
Valuation	126,218	2.7%	116,455	2.9%
Loan servicing	41,814	0.9%	36,410	0.9%
Investment management	123,690	2.6%	89,566	2.2%
Leasing	572,486	12.2%	529,478	13.1%
Capital Markets:
Sales	405,568	8.7%	353,794	8.7%
Commercial mortgage origination	107,294	2.3%	84,724	2.1%
Other:
Development services	21,232	0.5%	11,623	0.3%
Other	17,947	0.4%	18,717	0.4%
Total fee revenue	2,276,899	48.7%	1,933,854	47.7%
Pass through costs also recognized as revenue	2,397,053	51.3%	2,117,112	52.3%
Total revenue	4,673,952	100.0%	4,050,966	100.0%

Costs and expenses:
Cost of services	3,619,961	77.4%	3,146,477	77.7%
Operating, administrative and other	732,235	15.7%	606,626	15.0%
Depreciation and amortization	108,165	2.3%	94,037	2.3%
Total costs and expenses	4,460,361	95.4%	3,847,140	95.0%
Gain on disposition of real estate	18	0.0%	1,385	0.1%
Operating income	213,609	4.6%	205,211	5.1%

Equity income from unconsolidated subsidiaries	40,179	0.9%	15,018	0.4%
Other (loss) income	(4,280)	(0.1%)	4,115	0.1%
Interest income	3,621	0.1%	2,411	0.0%
Interest expense	28,858	0.6%	34,010	0.8%
Write-off of financing costs on extinguished debt	27,982	0.7%	—	0.0%
Income before provision for income taxes	196,289	4.2%	192,745	4.8%
Provision for income taxes	46,164	1.0%	53,819	1.4%
Net income	150,125	3.2%	138,926	3.4%
Less: Net (loss) income attributable to non-controlling interests	(163)	0.0%	1,906	0.0%
Net income attributable to CBRE Group, Inc.	$150,288	3.2%	$137,020	3.4%

EBITDA	$357,836	7.7%	$316,475	7.8%
Adjusted EBITDA	$347,807	7.4%	$313,177	7.7%

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

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

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash charges related to acquisitions and certain carried interest incentive compensation reversal to align with the timing of associated revenue. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
		(As Adjusted) (1)
Net income attributable to CBRE Group, Inc.	$150,288	$137,020
Add:
Depreciation and amortization	108,165	94,037
Interest expense	28,858	34,010
Write-off of financing costs on extinguished debt	27,982	—
Provision for income taxes	46,164	53,819
Less:
Interest income	3,621	2,411
EBITDA	357,836	316,475
Adjustments:
Carried interest incentive compensation reversal to align with the timing of associated revenue	(10,029)	(15,241)
Integration and other costs related to acquisitions	—	11,943
Adjusted EBITDA	$347,807	$313,177

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

We reported consolidated net income of $150.3 million for the three months ended March 31, 2018 on revenue of $4.7 billion as compared to consolidated net income of $137.0 million on revenue of $4.1 billion for the three months ended March 31, 2017.

Our revenue on a consolidated basis for the three months ended March 31, 2018 increased by $623.0 million, or 15.4%, as compared to the three months ended March 31, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 11.8%) and property management revenue (up 7.2%), increased sales (up 10.9%), leasing (up 5.1%) and commercial mortgage origination activity (up 26.4%) and higher revenue from our Global Investment Management segment (up 29.8%).  In addition, foreign currency translation had a $170.8 million positive impact on total revenue during the three months ended March 31, 2018, primarily driven by strength in the British pound sterling and euro.

Our cost of services on a consolidated basis increased by $473.5 million, or 15.0%, during the three months ended March 31, 2018 as compared to the same period in 2017. This increase was primarily due to higher costs associated with our occupier outsourcing business.  In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Lastly, foreign currency translation had a $131.5 million negative impact on total cost of services during the three months ended March 31, 2018. Cost of services as a percentage of revenue decreased slightly to 77.4% for the three months ended March 31, 2018 versus 77.7% for the three months ended March 31, 2017. This decline was primarily driven by an increase in non-commissionable revenue from our Global Investment Management and Development Services segments during the three months ended March 31, 2018.

Our operating, administrative and other expenses on a consolidated basis increased by $125.6 million, or 20.7%, during the three months ended March 31, 2018 as compared to the same period in 2017. The increase was mostly driven by higher payroll-related costs (including increases in bonus and stock compensation expense), higher carried interest expense and an increase in occupancy costs. Foreign currency translation also had a $31.3 million negative impact on total operating expenses during the three months ended March 31, 2018. These items contributed to operating expenses as a percentage of revenue increasing from 15.0% for the three months ended March 31, 2017 to 15.7% for the three months ended March 31, 2018.

Our depreciation and amortization expense on a consolidated basis increased by $14.1 million, or 15.0%, during the three months ended March 31, 2018 as compared to the same period in 2017. This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights. A rise in depreciation expense of $5.4 million during the three months ended March 31, 2018 driven by technology-related capital expenditures also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $25.2 million, or 167.5%, during the three months ended March 31, 2018 as compared to the same period in 2017, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense decreased by $5.2 million, or 15.1%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This decrease was primarily driven by lower interest expense due to lower net borrowings under our credit agreement.  In addition, the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018 also contributed to the decline in interest expense.

Our write-off of financing costs on extinguished debt on a consolidated basis was $28.0 million for the three months ended March 31, 2018. These costs included a $20.0 million premium paid and the write-off of $8.0 million of unamortized deferred financing costs in connection with the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $46.2 million for the three months ended March 31, 2018 as compared to $53.8 million for the same period in 2017. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 23.5% for the three months ended March 31, 2018 compared to 28.2% for the three months ended March 31, 2017. We benefited from a lower U.S. corporate tax rate, with such rate being 35% in 2017 versus 21% in 2018. The effect of the decrease in the U.S. corporate tax rate was partially offset by discrete tax benefits for the three months ended March 31, 2017 from the re-measurement of income tax exposures relating to prior periods with no similar items for the three months ended March 31, 2018.

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

The following table summarizes our results of operations by our Americas, EMEA, Asia Pacific, Global Investment Management and Development Services operating segments for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
			(As Adjusted) (1)
Americas
Revenue:
Fee revenue:
Occupier outsourcing	$308,385	10.8%	$251,616	9.5%
Property management	78,100	2.7%	68,140	2.6%
Valuation	59,066	2.1%	57,181	2.2%
Loan servicing	39,526	1.4%	33,534	1.3%
Leasing	400,198	14.0%	393,865	14.9%
Capital Markets:
Sales	267,675	9.4%	233,796	8.9%
Commercial mortgage origination	106,020	3.7%	82,365	3.1%
Other	9,764	0.4%	12,714	0.4%
Total fee revenue	1,268,734	44.5%	1,133,211	42.9%
Pass through costs also recognized as revenue	1,581,490	55.5%	1,505,995	57.1%
Total revenue	2,850,224	100.0%	2,639,206	100.0%
Costs and expenses:
Cost of services	2,274,851	79.8%	2,106,359	79.8%
Operating, administrative and other	355,271	12.5%	322,368	12.2%
Depreciation and amortization	77,981	2.7%	68,569	2.6%
Operating income	142,121	5.0%	141,910	5.4%
Equity income from unconsolidated subsidiaries	3,999	0.1%	4,640	0.2%
Other income	1,742	0.1%	427	0.0%
Less: Net loss attributable to non-controlling interests	—	0.0%	(1)	0.0%
Add-back: Depreciation and amortization	77,981	2.7%	68,569	2.6%
EBITDA	$225,843	7.9%	$215,547	8.2%
Adjusted EBITDA	$225,843	7.9%	$225,225	8.5%

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

	Three Months Ended March 31,
	2018		2017
			(As Adjusted) (1)
EMEA
Revenue:
Fee revenue:
Occupier outsourcing	$334,938	28.4%	$259,332	28.7%
Property management	45,203	3.8%	35,903	4.0%
Valuation	41,063	3.5%	32,509	3.6%
Loan servicing	2,288	0.2%	2,876	0.3%
Leasing	100,589	8.5%	74,931	8.3%
Capital Markets:
Sales	78,240	6.6%	67,300	7.4%
Commercial mortgage origination	1,223	0.1%	1,820	0.2%
Other	5,823	0.5%	3,761	0.4%
Total fee revenue	609,367	51.6%	478,432	52.9%
Pass through costs also recognized as revenue	571,887	48.4%	426,199	47.1%
Total revenue	1,181,254	100.0%	904,631	100.0%
Costs and expenses:
Cost of services	960,647	81.3%	728,524	80.5%
Operating, administrative and other	184,247	15.6%	142,942	15.8%
Depreciation and amortization	18,846	1.6%	15,570	1.7%
Operating income	$17,514	1.5%	$17,595	2.0%
Equity income from unconsolidated subsidiaries	238	0.0%	501	0.0%
Other income (loss)	89	0.0%	(1)	0.0%
Less: Net (loss) income attributable to non-controlling interests	(259)	0.0%	343	0.0%
Add-back: Depreciation and amortization	18,846	1.6%	15,570	1.7%
EBITDA	$36,946	3.1%	$33,322	3.7%
Adjusted EBITDA	$36,946	3.1%	$35,455	3.9%

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

	Three Months Ended March 31,
	2018		2017
			(As Adjusted) (1)
Asia Pacific
Revenue:
Fee revenue:
Occupier outsourcing	$69,198	14.0%	$56,392	14.0%
Property management	23,271	4.7%	19,794	4.9%
Valuation	26,089	5.3%	26,765	6.6%
Leasing	71,579	14.4%	60,528	15.0%
Capital Markets:
Sales	59,235	12.0%	52,168	12.9%
Commercial mortgage origination	51	0.0%	539	0.1%
Other	2,360	0.4%	2,242	0.7%
Total fee revenue	251,783	50.8%	218,428	54.2%
Pass through costs also recognized as revenue	243,676	49.2%	184,918	45.8%
Total revenue	495,459	100.0%	403,346	100.0%
Costs and expenses:
Cost of services	384,463	77.6%	311,594	77.3%
Operating, administrative and other	77,310	15.6%	68,677	17.0%
Depreciation and amortization	4,681	0.9%	4,314	1.0%
Operating income	$29,005	5.9%	$18,761	4.7%
Equity income from unconsolidated subsidiaries	194	0.0%	69	0.0%
Add-back: Depreciation and amortization	4,681	0.9%	4,314	1.0%
EBITDA	$33,880	6.8%	$23,144	5.7%
Adjusted EBITDA	$33,880	6.8%	$23,276	5.8%

	Three Months Ended March 31,
	2018		2017
			(As Adjusted) (1)
Global Investment Management
Revenue	$123,690	100.0%	$89,566	100.0%
Costs and expenses:
Operating, administrative and other	78,315	63.3%	51,522	57.5%
Depreciation and amortization	6,227	5.0%	5,039	5.7%
Operating income	$39,148	31.7%	$33,005	36.8%
Equity income from unconsolidated subsidiaries	875	0.6%	873	1.0%
Other (loss) income	(6,111)	(4.9%)	3,689	4.1%
Less: Net income attributable to non-controlling interests	418	0.3%	1,506	1.7%
Add-back: Depreciation and amortization	6,227	5.0%	5,039	5.7%
EBITDA	$39,721	32.1%	$41,100	45.9%
Adjusted EBITDA	$29,692	24.0%	$25,859	28.9%

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

	Three Months Ended March 31,
	2018		2017
			(As Adjusted) (1)
Development Services
Revenue:
Property management	$1,555	6.7%	$1,910	13.4%
Leasing	120	0.5%	154	1.1%
Capital Markets:
Sales	418	1.8%	530	3.7%
Other:
Development services	21,232	91.0%	11,623	81.8%
Total revenue	23,325	100.0%	14,217	100.0%
Costs and expenses:
Operating, administrative and other	37,092	159.0%	21,117	148.5%
Depreciation and amortization	430	1.8%	545	3.8%
Gain on disposition of real estate	18	0.0%	1,385	9.7%
Operating loss	$(14,179)	(60.8%)	$(6,060)	(42.6%)
Equity income from unconsolidated subsidiaries	34,873	149.5%	8,935	62.8%
Less: Net (loss) income attributable to non-controlling interests	(322)	(1.4%)	58	0.4%
Add-back: Depreciation and amortization	430	1.8%	545	3.8%
EBITDA and Adjusted EBITDA	$21,446	91.9%	$3,362	23.6%

(1)

In the first quarter of 2018, we adopted new revenue recognition guidance. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Americas

Revenue increased by $211.0 million, or 8.0%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue as well as improved sales, leasing and commercial mortgage origination activity. Foreign currency translation also had a $7.8 million positive impact on total revenue during the three months ended March 31, 2018, primarily driven by strength in the Canadian dollar.

Cost of services increased by $168.5 million, or 8.0%, for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue. Foreign currency translation had a $6.1 million negative impact on total cost of services during the three months ended March 31, 2018. Cost of services as a percentage of revenue was consistent at 79.8% for both three months ended March 31, 2018 and 2017.

Operating, administrative and other expenses increased by $32.9 million, or 10.2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was partly driven by higher payroll-related costs (including an increase in stock compensation expense) and an increase in occupancy costs. Foreign currency translation also had a $1.0 million negative impact on total operating expenses during the three months ended March 31, 2018.

We earn fees from the origination and sale of commercial mortgage loans for which the company retains the servicing rights. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights (MSR) to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Upon sale, we record a servicing asset or liability based on the fair value of the retained MSR associated with the transferred loan. Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended March 31, 2018, MSRs contributed to operating income $32.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $26.9 million of amortization of related intangible assets. For the three months ended March 31, 2017, MSRs contributed to operating income $28.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $22.3 million of amortization of related intangible assets.

EMEA

Revenue increased by $276.6 million, or 30.6%, for the three months ended March 31, 2018 as compared to the same period in 2017. We achieved strong organic growth fueled by higher occupier outsourcing revenue, as well as higher sales and leasing activity. Foreign currency translation also had a $130.7 million positive impact on total revenue during the three months ended March 31, 2018, primarily driven by strength in the British pound sterling and euro.

Cost of services increased by $232.1 million, or 31.9%, for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. In addition, foreign currency translation had a $105.4 million negative impact on total cost of services during the three months ended March 31, 2018. Cost of services as a percentage of revenue increased from 80.5% for the three months ended March 31, 2017 to 81.3% for the three months ended March 31, 2018, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, being a higher percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $41.3 million, or 28.9%, for the three months ended March 31, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs (including increases in bonus and stock compensation expense) and an increase in occupancy costs. Foreign currency translation also had a $20.9 million negative impact on total operating expenses during the three months ended March 31, 2018.

Asia Pacific

Revenue increased by $92.1 million, or 22.8%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing and property management revenue as well as improved sales and leasing activity. In addition, foreign currency translation had a $24.9 million positive impact on total revenue during the three months ended March 31, 2018, primarily driven by strength in the Australian dollar, Chinese yuan, Indian rupee and Singapore dollar.

Cost of services increased by $72.9 million, or 23.4%, for the three months ended March 31, 2018 as compared to the same period in 2017, driven by higher costs associated with our occupier outsourcing business. In addition, foreign currency translation had a $20.0 million negative impact on total cost of services during the three months ended March 31, 2018. Cost of services as a percentage of revenue was relatively consistent at 77.6% for the three months ended March 31, 2018 versus 77.3% for the three months ended March 31, 2017.

Operating, administrative and other expenses increased by $8.6 million, or 12.6%, for the three months ended March 31, 2018 as compared to the same period in 2017. We incurred higher payroll-related costs (including increased stock compensation and bonus expense) during the three months ended March 31, 2018. Foreign currency translation also had a $3.8 million negative impact on total operating expenses for the three months ended March 31, 2018.

Global Investment Management

Revenue increased by $34.1 million, or 38.1%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily driven by higher carried interest revenue as well as higher asset management fees. Foreign currency translation also had a $7.4 million positive impact on total revenue during the three months ended March 31, 2018, primarily driven by strength in the British pound sterling and euro.

Operating, administrative and other expenses increased by $26.8 million, or 52.0%, for the three months ended March 31, 2018 as compared to the same period in 2017, primarily driven by higher carried interest expense. Foreign currency translation also had a $5.6 million negative impact on total operating expenses during the three months ended March 31, 2018.

A roll forward of our AUM by product type for the three months ended March 31, 2018 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at December 31, 2017	$31.7	$56.7	$14.8	$103.2
Inflows	1.7	1.0	0.4	3.1
Outflows	(0.7)	(2.0)	(1.0)	(3.7)
Market appreciation (depreciation)	1.1	1.4	(0.9)	1.6
Balance at March 31, 2018	$33.8	$57.1	$13.3	$104.2

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

Development Services

Revenue increased by $9.1 million, or 64.1%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily driven by higher development and incentive fees during the three months ended March 31, 2018.

Operating, administrative and other expenses increased by $16.0 million, or 75.7%, for the three months ended March 31, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs, particularly increased bonus expense during the three months ended March 31, 2018 due to improved performance (property sales reflected in equity income from unconsolidated subsidiaries was significantly higher during the three months ended March 31, 2018).

As of March 31, 2018, development projects in process totaled $7.7 billion, up almost $900.0 million from year-end 2017. The pipeline increased $300.0 million during the first quarter of 2018.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2018 include up to approximately $180 million of anticipated capital expenditures, net of tenant concessions.  During the three months ended March 31, 2018, we incurred $34.1 million of capital expenditures, net of tenant concessions received.  As of March 31, 2018, we had aggregate commitments of $35.1 million to fund future co-investments in our Global Investment Management business, $28.1 million of which is expected to be funded in 2018.  Additionally, as of March 31, 2018, we are committed to fund $17.4 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of March 31, 2018, we had $2.3 billion of borrowings available under our $2.8 billion revolving credit facility.

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

In March 2018, we redeemed the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in full. We funded this redemption with $550.0 million of borrowings from our tranche A term loan facility and borrowings from our revolving credit facility under our credit agreement.

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

The second long-term liquidity need is the payment of obligations related to acquisitions.  Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions.  As of March 31, 2018 and December 31, 2017, we had accrued $79.9 million ($41.9 million of which was a current liability) and $83.6 million ($23.2 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years.  The timing of the repurchase and the actual amount repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.  We intend to fund the repurchases, if any, with cash on hand or borrowings under our revolving credit facility.  As of March 31, 2018, the authorization remained unused.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $250.0 million for the three months ended March 31, 2018, a decrease of $71.4 million as compared to the three months ended March 31, 2017.  The decrease in net cash used in operating activities was primarily due to improved operating performance as well as a higher distribution of earnings from unconsolidated subsidiaries in the current year.

Investing Activities

Net cash used in investing activities totaled $64.2 million for the three months ended March 31, 2018, an increase of $20.9 million as compared to the three months ended March 31, 2017.  The increase in cash used in investing activities was primarily driven by higher capital expenditures in the current year.

Financing Activities

Net cash provided by financing activities totaled $181.3 million for the three months ended March 31, 2018, an increase of $71.9 million as compared to the three months ended March 31, 2017.  The increase was primarily due to $550.0 million of borrowings from our tranche A term loan facility as well as higher net borrowings under our revolving credit facility during the three months ended March 31, 2018.  These items were largely offset by the full redemption of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes (including premium) in the first quarter of 2018.

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

Long-Term Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes.  On October 31, 2017, CBRE Services, Inc. entered into a Credit Agreement (the 2017 Credit Agreement), which refinanced and replaced our prior credit agreement (the 2015 Credit Agreement). We used $200.0 million of borrowings from the tranche A term loan facility and $83.0 million of revolving credit facility borrowings under the 2017 Credit Agreement, in addition to cash on hand, to repay all amounts outstanding under the 2015 Credit Agreement.

The 2017 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. The 2017 Credit Agreement currently provides for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on October 31, 2022 and (2) a $750.0 million delayed draw tranche A term loan facility, requiring quarterly principal payments, which began on March 5, 2018 and continue through maturity on October 31, 2022, provided that in the event that our leverage ratio (as defined in the 2017 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date, no such quarterly principal payment shall be required on such date.

As previously mentioned, in March 2018, we redeemed the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in full. In connection with this early redemption, we incurred charges of $28.0 million, including a premium of $20.0 million and the write-off of $8.0 million of unamortized deferred financing costs.

In prior years, we also issued 4.875% and 5.25% senior notes that are due in 2026 and 2025, respectively.  For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2017 and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under the 2017 Credit Agreement and warehouse lines of credit with certain third-party lenders.  For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2017 and Notes 4 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”  The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. A notional amount of $200.0 million of these interest rate swap agreements expired in October 2017.  The remaining total notional amount of these interest rate swap agreements at March 31, 2018 was $200.0 million, which expire in September 2019. As of March 31, 2018 and December 31, 2017, the fair values of such interest rate swap agreements were reflected as a $3.1 million liability and a $4.8 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

Off –Balance Sheet Arrangements

Our off-balance sheet arrangements are described in Note 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.

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

•	the ability of CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;
•	variations in historically customary seasonal patterns that cause our business not to perform as expected;
•	litigation and its financial and reputational risks to us;
•	our exposure to liabilities in connection with real estate advisory and property management activities and our ability to procure sufficient insurance coverage on acceptable terms;
•	liabilities under guarantees, or for construction defects, that we incur in our Development Services business;
•	our and our employees’ ability to execute on, and adapt to, information technology strategies and trends;
•	cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;
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

•

our ability to maintain our effective tax rate, including during 2018 as we continue to assess the provisional amount recorded based upon our best estimate of the tax impact of the Tax Act (which was enacted into law on December 22, 2017) in accordance with our understanding of the Tax Act and the related guidance available;

•	changes in applicable tax or accounting requirements, including the impact of any subsequent additional regulation or guidance associated with the Tax Act;
•	the effect of implementation of new accounting rules and standards (including new lease accounting guidance which will be effective in the first quarter of 2019); and
•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2017, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The estimated fair value of our senior term loans was approximately $750.5 million at March 31, 2018.  Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $633.0 million and $455.5 million, respectively, at March 31, 2018.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt.  If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2018, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $2.5 million on pre-tax income and an increase of $2.5 million in cash used in operating activities for the three months ended March 31, 2018.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of March 31, 2018 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As permitted by our director compensation policy, one of our non-employee directors elected to receive shares of our Class A common stock as consideration for his service as director in lieu of cash payments during the first quarter of 2018. Director fees are allocated in quarterly installments, and the non-employee director participating in the “stock in lieu of cash” program was issued 45 shares on February 13, 2018 in lieu of $2,000 in accrued director fees. The number of shares issued was based on the closing price on the NYSE of our Class A common stock on the date of issuance. The issuance of these securities qualified for an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/19/2016

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	10-Q	001-32205	3.2	05/10/2017

11	Statement concerning Computation of Per Share Earnings (filed as Note 10 of the Consolidated Financial Statements)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: May 10, 2018	/s/ James R. Groch
James R. Groch
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2018	/s/ Arlin E. Gaffner
Arlin E. Gaffner
Chief Accounting Officer (Principal Accounting Officer)