Form 10-Q
period 2018-06-30
CBRE GROUP, INC.
filed 2018-08-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Class A common stock outstanding at July 31, 2018 was 339,798,242.

FORM 10-Q

June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
		(As Adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$531,481	$751,774
Restricted cash	71,865	73,045
Receivables, less allowance for doubtful accounts of $55,753 and $46,789 at June 30, 2018 and December 31, 2017, respectively	3,324,522	3,112,289
Warehouse receivables	1,488,324	928,038
Prepaid expenses	268,226	215,336
Contract assets	109,272	273,053
Income taxes receivable	47,752	49,628
Other current assets	265,268	227,421
Total Current Assets	6,106,710	5,630,584
Property and equipment, net	705,469	617,739
Goodwill	3,407,169	3,254,740
Other intangible assets, net of accumulated amortization of $1,106,169 and $1,000,738 at June 30, 2018 and December 31, 2017, respectively	1,448,284	1,399,112
Investments in unconsolidated subsidiaries	233,889	238,001
Deferred tax assets, net	97,890	98,746
Other assets, net	536,046	479,474
Total Assets	$12,535,457	$11,718,396
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,642,030	$1,573,672
Compensation and employee benefits payable	870,626	904,434
Accrued bonus and profit sharing	629,044	1,078,345
Contract liabilities	76,216	100,615
Income taxes payable	21,918	70,634
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,471,591	910,766
Revolving credit facility	598,000	—
Other	16	16
Total short-term borrowings	2,069,607	910,782
Current maturities of long-term debt	1,466	8
Other current liabilities	70,228	74,454
Total Current Liabilities	5,381,135	4,712,944
Long-term debt, net of current maturities	1,762,885	1,999,603
Deferred tax liabilities, net	187,062	147,218
Non-current tax liabilities	140,050	140,792
Other liabilities	547,454	543,225
Total Liabilities	8,018,586	7,543,782
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 339,793,072 and 339,459,138 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,398	3,395
Additional paid-in capital	1,278,251	1,220,508
Accumulated earnings	3,820,420	3,443,007
Accumulated other comprehensive loss	(648,492)	(552,414)
Total CBRE Group, Inc. Stockholders’ Equity	4,453,577	4,114,496
Non-controlling interests	63,294	60,118
Total Equity	4,516,871	4,174,614
Total Liabilities and Equity	$12,535,457	$11,718,396

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Revenue	$5,111,434	$4,439,571	$9,785,386	$8,490,537
Costs and expenses:
Cost of services	3,958,748	3,409,540	7,578,709	6,556,017
Operating, administrative and other	826,282	712,615	1,558,517	1,319,241
Depreciation and amortization	113,399	100,386	221,564	194,423
Total costs and expenses	4,898,429	4,222,541	9,358,790	8,069,681
Gain on disposition of real estate	12,311	11,298	12,329	12,683
Operating income	225,316	228,328	438,925	433,539
Equity income from unconsolidated subsidiaries	96,021	75,384	136,200	90,402
Other income (loss)	4,009	3,186	(271)	7,301
Interest income	1,489	1,427	5,110	3,838
Interest expense	26,885	35,430	55,743	69,440
Write-off of financing costs on extinguished debt	—	—	27,982	—
Income before provision for income taxes	299,950	272,895	496,239	465,640
Provision for income taxes	70,319	69,887	116,483	123,706
Net income	229,631	203,008	379,756	341,934
Less: Net income attributable to non-controlling interests	964	1,231	801	3,137
Net income attributable to CBRE Group, Inc.	$228,667	$201,777	$378,955	$338,797
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.67	$0.60	$1.12	$1.01
Weighted average shares outstanding for basic income per share	339,081,556	336,975,149	338,986,354	336,941,681
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.67	$0.59	$1.10	$1.00
Weighted average shares outstanding for diluted income per share	343,471,513	340,882,603	343,031,189	340,214,246

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Net income	$229,631	$203,008	$379,756	$341,934
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(165,926)	88,649	(99,894)	139,837
Adoption of Accounting Standards Update 2016-01, net of tax	—	—	(3,964)	—
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	628	1,380	1,383	2,888
Unrealized gains (losses) on interest rate swaps, net of tax	214	(217)	817	77
Unrealized holding (losses) gains on available for sale debt securities, net of tax	(122)	977	(627)	1,900
Other, net	−	(10)	5,528	(16)
Total other comprehensive (loss) income	(165,206)	90,779	(96,757)	144,686
Comprehensive income	64,425	293,787	282,999	486,620
Less: Comprehensive income attributable to non-controlling interests	480	1,390	122	3,317
Comprehensive income attributable to CBRE Group, Inc.	$63,945	$292,397	$282,877	$483,303

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$379,756	$341,934
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	221,564	194,423
Amortization and write-off of financing costs on extinguished debt	31,646	4,912
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(98,707)	(80,893)
Gains on disposition of real estate held for investment	(3,197)	—
Net realized and unrealized losses (gains) from investments	271	(7,301)
Equity income from unconsolidated subsidiaries	(136,200)	(90,402)
Provision for doubtful accounts	11,809	5,578
Compensation expense for equity awards	61,675	48,283
Proceeds from sale of mortgage loans	7,019,614	7,071,928
Origination of mortgage loans	(7,552,229)	(6,848,102)
Increase (decrease) in warehouse lines of credit	560,825	(199,683)
Distribution of earnings from unconsolidated subsidiaries	131,395	85,952
Tenant concessions received	16,130	7,436
Purchase of equity securities	(41,389)	(43,525)
Proceeds from sale of equity securities	37,715	34,476
(Increase) decrease in receivables, prepaid expenses and other assets (including contract assets)	(198,469)	15,995
Decrease in real estate held for sale and under development	701	9,787
Increase (decrease) in accounts payable and accrued expenses and other liabilities (including contract liabilities)	9,543	(115,288)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(496,292)	(494,205)
Increase in net income taxes receivable/payable	(41,830)	(47,384)
Other operating activities, net	(6,393)	(11,358)
Net cash used in operating activities	(92,062)	(117,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(107,482)	(59,863)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(264,702)	(25,326)
Contributions to unconsolidated subsidiaries	(21,042)	(32,660)
Distributions from unconsolidated subsidiaries	28,235	23,970
Net proceeds from disposition of real estate held for investment	14,174	—
Purchase of equity securities	(13,718)	(9,280)
Proceeds from sale of equity securities	8,889	9,428
Purchase of available for sale debt securities	(18,723)	(10,454)
Proceeds from the sale of available for sale debt securities	4,121	7,849
Other investing activities, net	(6,384)	2,279
Net cash used in investing activities	(376,632)	(94,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	550,000	—
Proceeds from revolving credit facility	2,000,000	911,000
Repayment of revolving credit facility	(1,402,000)	(911,000)
Repayment of 5.00% senior notes (including premium)	(820,000)	—
Proceeds from notes payable on real estate held for investment	52	—
Repayment of notes payable on real estate held for investment	(13,028)	—
Proceeds from notes payable on real estate held for sale and under development	1,101	2,137
Repayment of notes payable on real estate held for sale and under development	(2,991)	(9,189)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(11,183)	(15,126)
Repayment of debt assumed in acquisition of FacilitySource	(26,295)	—
Units repurchased for payment of taxes on equity awards	(4,630)	(1,900)
Non-controlling interest contributions	2,744	1,941
Non-controlling interest distributions	(7,652)	(3,904)
Other financing activities, net	(76)	(3,666)
Net cash provided by (used in) financing activities	266,042	(29,707)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(18,821)	20,190
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(221,473)	(221,011)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	824,819	831,412
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$603,346	$610,401
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59,337	$59,490
Income taxes, net	$159,833	$163,885

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2017 (As Adjusted)	$3,395	$1,220,508	$3,443,007	$(552,414)	$60,118	$4,174,614
Net income	—	—	378,955	—	801	379,756
Adoption of Accounting Standards Update 2016-01, net of tax (see Note 3)	—	—	3,964	(3,964)	—	—
Compensation expense for equity awards	—	61,675	—	—	—	61,675
Units repurchased for payment of taxes on equity awards	—	(4,630)	—	—	—	(4,630)
Foreign currency translation loss	—	—	—	(99,215)	(679)	(99,894)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,383	—	1,383
Unrealized gains on interest rate swaps, net of tax	—	—	—	817	—	817
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(627)	—	(627)
Contributions from non-controlling interests	—	—	—	—	2,744	2,744
Distributions to non-controlling interests	—	—	—	—	(7,652)	(7,652)
Other	3	698	(5,506)	5,528	7,962	8,685
Balance at June 30, 2018	$3,398	$1,278,251	$3,820,420	$(648,492)	$63,294	$4,516,871

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

Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation in connection with our adoption of new revenue recognition guidance (as further described in notes 2, 3 and 12). In addition, certain reclassifications have been made to the 2017 financial statements to conform with the 2018 presentation. Such reclassifications primarily relate to the adoption of Accounting Standards Update (ASU) 2016‑01, ASU 2016-15 and ASU 2016-18 as further described in Note 3.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

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

The following is a description of principal activities – separated by reportable segments – from which we generate revenue. For more detailed information about our reportable segments, see Notes 12 and 13.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Appraisal and Valuation

We provide valuation services that include market-value appraisals, litigation support, discounted cash flow analyses, feasibility studies as well as consulting services such as property condition reports, hotel advisory and environmental consulting. We are compensated for valuation services in the form of a fee, which is payable on the occurrence of certain events (e.g., a portion on the delivery of a draft report with the remaining on the delivery of the final report). For consulting services, we may be paid based on the occurrence of time or event-based milestones (such as the delivery of draft reports). We typically satisfy our performance obligation as services are rendered over time.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of June 30, 2018, the aggregate amount of transaction price

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

allocated to remaining performance obligations in our property leasing business was not significant. We apply the practical expedient related to remaining performance obligations that are part of a contract that has an original expected duration of one year or less and the practical expedient related to variable consideration from remaining performance obligations pursuant to the series guidance. All of our remaining performance obligations apply to one of these practical expedients.

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

Contract assets and contract liabilities are determined for each contract on a net basis. For contract assets, we classify the short-term portion as a separate line item within current assets and the long-term portion within other assets, long-term in the accompanying consolidated balance sheets. For contract liabilities, we classify the short-term portion as a separate line item within current liabilities and the long-term portion within other liabilities, long-term in the accompanying consolidated balance sheets.

Contract Costs

Contract costs primarily consist of upfront costs incurred to obtain or to fulfill a contract. These costs are typically found within our Occupier Outsourcing business line. Such costs relate to transition costs to fulfill contracts prior to services being rendered and are included within other intangible assets in the accompanying consolidated balance sheets. Capitalized transition costs are amortized based on the transfer of services to which the assets relate which can vary on a contract by contract basis, and are included in cost of services in the accompanying consolidated statement of operations. For contract costs that are recognized as assets, we periodically review for impairment.

Applying the contract cost practical expedient, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law making significant changes to the Internal Revenue Code, including, but not limited to: (i) a U.S. corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017; (ii) the transition of U.S. international taxation from a worldwide tax system to a territorial system; and (iii) a one-time transition tax (i.e. toll charge) on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which added SEC guidance related to SAB 118. On August 1st, 2018, the Treasury Department released proposed regulations regarding the one-time transition tax on the pre-2018 earnings of certain non-U.S. subsidiaries. We are evaluating the impact of the proposed regulations as part of our overall analysis of the impacts of the Tax Act pursuant to SAB 118.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our provision for income taxes for 2017 included a provisional amount related to our estimate of the U.S. federal and state tax impact of the transition tax and other components of the Tax Act. In the first quarter of 2018, we obtained additional information affecting the provisional amount initially recorded for the transition tax. As a result, we recorded an immaterial adjustment to the transition tax in the tax provision for the six months ended June 30, 2018. Provisional amounts that have been recorded are based upon our best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and the related guidance available. Additional work is necessary on the provisional amount related to the transition tax, which includes performing a more detailed analysis of historic foreign earnings and tax pools and potential corresponding adjustments.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the effects of the adoption of the new revenue recognition guidance on our consolidated balance sheet as of December 31, 2017 (dollars in thousands):

	As Reported	Adoption of New Revenue Recognition Guidance	As Adjusted
Receivables	$3,207,285	$(94,996)	$3,112,289
Contract assets	—	273,053	273,053
Total current assets	5,452,527	178,057	5,630,584
Other assets, net	422,965	56,509	479,474
Total assets	11,483,830	234,566	11,718,396
Accounts payable and accrued expenses	1,674,287	(100,615)	1,573,672
Compensation and employee benefits payable	803,504	100,930	904,434
Accrued bonus and profit sharing	1,072,976	5,369	1,078,345
Contract liabilities	—	100,615	100,615
Total current liabilities	4,606,645	106,299	4,712,944
Deferred tax liabilities, net	114,017	33,201	147,218
Total liabilities	7,404,282	139,500	7,543,782
Accumulated earnings	3,348,385	94,622	3,443,007
Accumulated other comprehensive loss	(552,858)	444	(552,414)
Total CBRE Group, Inc. stockholders' equity	4,019,430	95,066	4,114,496
Total liabilities and equity	11,483,830	234,566	11,718,396

The following tables present the effects of the adoption of the new revenue recognition guidance on our consolidated statements of operations for the three and six months ended June 30, 2017 (dollars in thousands, except share amounts):

	Three Months Ended June 30, 2017
	As Reported	Adoption of New Revenue Recognition Guidance	As Adjusted
Revenue	$3,342,215	$1,097,356	$4,439,571
Cost of services	2,318,562	1,090,978	3,409,540
Operating, administrative and other	712,374	241	712,615
Operating income	222,191	6,137	228,328
Income before provision for income taxes	266,758	6,137	272,895
Provision for income taxes	68,362	1,525	69,887
Net income	198,396	4,612	203,008
Net income attributable to CBRE Group, Inc.	197,165	4,612	201,777
Earnings per share:
Basic income per share	$0.59	$0.01	$0.60
Diluted income per share	0.58	0.01	0.59

	Six Months Ended June 30, 2017
	As Reported	Adoption of New Revenue Recognition Guidance	As Adjusted
Revenue	$6,323,419	$2,167,118	$8,490,537
Cost of services	4,405,641	2,150,376	6,556,017
Operating, administrative and other	1,318,605	636	1,319,241
Operating income	417,433	16,106	433,539
Income before provision for income taxes	449,534	16,106	465,640
Provision for income taxes	119,635	4,071	123,706
Net income	329,899	12,035	341,934
Net income attributable to CBRE Group, Inc.	326,762	12,035	338,797
Earnings per share:
Basic income per share	$0.97	$0.04	$1.01
Diluted income per share	0.96	0.04	1.00

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In August 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. We adopted ASU 2016‑15 in the first quarter of 2018.  This resulted in changes to our consolidated statement of cash flows included in the accompanying consolidated financial statements, including:

•

An accounting policy election was made in the first quarter of 2018 to classify distributions from all of our equity method investments based on the “nature of distribution method”. Under this approach, we classify the distributions based on the nature of the activities of the investee that generated the distribution.  This resulted in $73.0 million of distributions from equity method investments being reclassified from cash flows from investing activities to cash flows from operating activities for the first six months of 2017;

•

Purchase price payments made related to acquisitions more than three months after the acquisition closed are to be reflected as cash flows from financing activities (assuming they do not exceed the amount recorded in the initial measurement period). If we record an increase to the estimated purchase price liability post-measurement period, then such increase (i.e. amounts we pay out above and beyond initial estimate of liability) would get recorded as an operating cash flow.  This resulted in $15.1 million of cash paid for acquisitions being reclassified from cash used in investing activities to cash used in financing activities for the first six months of 2017;

•

Payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment are to be reflected as cash used in financing activities. During the six months ended June 30, 2018, we paid a $20.0 million premium in connection with the early redemption of our 5.00% senior notes (see Note 9). Such premium has been reflected in cash used in financing activities in the consolidated statement of cash flows for the six months ended June 30, 2018.

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

Recent Accounting Pronouncements Pending Adoption

The FASB previously issued two ASUs related to leases. The ASUs issued were: (1) in February 2016, ASU 2016-02, “Leases (Topic 842)” and (2) in July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases.” ASU 2016-02 requires lessees to recognize most leases on the balance sheet as liabilities, with corresponding right-of-use assets. For income statement recognition purposes, leases will be classified as either a finance or operating lease in a manner similar to the requirements under the current lease accounting literature, but without relying upon the bright-line tests. The amendments in ASU 2018-10 affect narrow aspects of the guidance

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

issued in the amendments in ASU 2016-02. These ASUs are effective for annual periods in fiscal years beginning after December 15, 2018.  We plan to adopt these ASUs in the first quarter of 2019.  While we are continuing to evaluate the full magnitude of these ASU adoptions on our consolidated financial statements for our existing lease contracts, we have made progress toward completing the evaluation of adoption impacts. For instance, preliminary findings indicate embedded leases in service contracts are not material. Furthermore, we have decided to elect certain practical expedients afforded by the ASU, including the expedient to forego separating lease and non-lease components in our lessee contracts, which will increase the magnitude of our balance sheet gross-up.

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

In July 2018, the FASB issued ASU 2018‑09, “Codification Improvements.” The amendments in ASU 2018-09 represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. This ASU is effective for fiscal years beginning after December 15, 2018. We are evaluating the effect that ASU 2018‑09 will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	FacilitySource Acquisition

On June 12, 2018, CBRE Jason Acquisition LLC (Merger Sub), our wholly-owned subsidiary, and FacilitySource Holdings, LLC (FacilitySource), WP X Finance, LP and Warburg Pincus X Partners, LP (collectively, the Stockholders) entered into a stock purchase agreement and plan of merger (the Merger Agreement).  As part of the Merger Agreement, (i) we purchased from the Stockholders all the outstanding shares of capital stock of FS WP Holdco, Inc (Blocker Corp), which owned 1,686,013 Class A units (the Blocker Units) and (ii) immediately following the acquisition of Blocker Corp, Merger Sub merged with FacilitySource, with FacilitySource continuing as the surviving company and our wholly-owned subsidiary within our Americas segment (the FacilitySource Acquisition), with the remaining Blocker Units not held by Blocker Corp. cancelled and converted into the right to receive cash consideration as set forth in the Merger Agreement. The estimated net initial purchase price was approximately $265.5 million, with $262.0 million paid in cash, plus adjustments for working capital and other items. We financed the transaction with cash on hand and borrowings under our revolving credit facility. We completed the FacilitySource Acquisition to help us (i) build a tech-enabled supply chain capability that is unique for the occupier outsourcing industry and (ii) drive meaningfully differentiated outcomes for leading occupiers of real estate.

The following represents a summary of the excess purchase price over the estimated fair value of net assets acquired (dollars in thousands):

Estimated purchase price	$265,465
Less: Estimated fair value of net assets acquired (see table below)	(69,719)
Excess purchase price over estimated fair value of net assets acquired	$195,746

The preliminary purchase accounting related to the FacilitySource Acquisition has been recorded in the accompanying consolidated financial statements. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the FacilitySource Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from FacilitySource with ours. We are currently assessing if any portion of the goodwill recorded in connection with the FacilitySource Acquisition will be deductible for tax purposes. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily intangible assets, computer software and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the aggregate estimated fair values of the assets acquired and the liabilities assumed in the FacilitySource Acquisition (dollars in thousands):

Assets Acquired:
Cash and cash equivalents	$2,627
Receivables, net	37,902
Prepaid expenses	477
Property and equipment	60,530
Other intangible assets	89,000
Other assets	114
Total assets acquired	190,650
Liabilities Assumed:
Accounts payable and accrued expenses	47,663
Compensation and employee benefits payable	1,800
Accrued bonus and profit sharing	5,036
Line of credit and term loan	26,295
Deferred tax liability	39,009
Other liabilities	1,128
Total liabilities assumed	120,931
Estimated Fair Value of Net Assets Acquired	$69,719

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following is a summary of the preliminary estimate of the amortizable intangible assets and depreciable computer software acquired in connection with the FacilitySource Acquisition (dollars in thousands):

			At June 30, 2018
Asset Class	Weighted Average Amortization/ Depreciation Period	Amount Assigned at Acquisition Date	Accumulated Amortization and Depreciation	Net Carrying Value
Intangibles:
Trade names	20 years	$50,400	$105	$50,295
Customer relationships	6.67 years	38,600	241	38,359
Total amortizable intangible assets acquired	14.22 years	$89,000	$346	$88,654
Property and Equipment:
Computer software	10 years	$57,650	$240	$57,410

Upon close of the FacilitySource Acquisition, we immediately repaid the line of credit and term loan assumed from FacilitySource.

The accompanying consolidated statement of operations for the three and six months ended June 30, 2018 include revenue, an operating loss and a net loss of $12.6 million, ($0.2) million and ($0.2) million, respectively, attributable to the FacilitySource Acquisition. This does not include direct transaction and integration costs of $0.2 million and depreciation and amortization expense of $0.6 million related to computer software and intangible assets acquired, all of which were incurred during both the three and six months ended June 30, 2018 in connection with the FacilitySource Acquisition.

Unaudited pro forma results, assuming the FacilitySource Acquisition had occurred as of January 1, 2017 for purposes of the pro forma disclosures for the three and six months ended June 30, 2018 and 2017, are presented below. They include certain adjustments for increased depreciation and amortization expense related to acquired computer software and intangible assets as well as increased interest expense associated with borrowings under our revolving credit facility used to fund the acquisition, as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation expense	$1,201	$1,235	$2,642	$2,469
Amortization expense	1,731	2,078	3,809	4,155
Interest expense	1,224	1,525	2,748	3,049

Pro forma adjustments also include the removal of $0.2 million of direct costs incurred by us during the three and six months ended June 30, 2018 as well as the tax impact of all pro forma adjustments for all periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the FacilitySource Acquisition occurred on January 1, 2017 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$5,141,339	$4,476,952	$9,852,160	$8,565,300
Operating income	218,988	220,565	424,689	418,015
Net income attributable to CBRE Group, Inc.	222,941	195,874	366,083	326,993
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.66	$0.58	$1.08	$0.97
Weighted average shares outstanding for basic income per share	339,081,556	336,975,149	338,986,354	336,941,681
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.65	$0.57	$1.07	$0.96
Weighted average shares outstanding for diluted income per share	343,471,513	340,882,603	343,031,189	340,214,246

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At June 30, 2018 and December 31, 2017, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2017	$928,038
Origination of mortgage loans	7,552,229
Gains (premiums on loan sales)	25,890
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(6,993,724)
Cash collections of premiums on loan sales	(25,890)
Proceeds from sale of mortgage loans	(7,019,614)
Net increase in mortgage servicing rights included in warehouse receivables	1,781
Ending balance at June 30, 2018	$1,488,324

The following table is a summary of our warehouse lines of credit in place as of June 30, 2018 and December 31, 2017 (dollars in thousands):

			June 30, 2018		December 31, 2017
			Maximum		Maximum
Lender	Current Maturity	Pricing	Facility Size	Carrying Value	Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	10/23/2018	daily one-month LIBOR plus 1.45%	$1,000,000	$725,150	$1,000,000	$192,180
JP Morgan	10/23/2018	daily one-month LIBOR plus 2.75%	25,000	—	25,000	5,800
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	15,338	450,000	205,827
TD Bank, N.A. (TD Bank) (1)	6/30/2019	daily one-month LIBOR plus 1.20%	400,000	366,043	800,000	225,416
Bank of America, N.A. (BofA) (2)	9/4/2018	daily one-month LIBOR plus 1.40%	225,000	225,303	337,500	130,443
Capital One, N.A. (Capital One) (3)	7/27/2018	daily one-month LIBOR plus 1.40%	200,000	139,757	387,500	151,100
			$2,300,000	$1,471,591	$3,000,000	$910,766

(1)

Line was temporarily increased from $400.0 million to $800.0 million to accommodate year-end volume. Maximum facility reverted back to $400.0 million on February 1, 2018. During July 2018, to accommodate increased volume, line was increased to $800.0 million, which

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

will continue until maturity date unless we elect to adjust. Our arrangement with TD Bank allows us to increase or decrease the line with two-week notice.
(2)

Line was temporarily increased from $225.0 million to $337.5 million to accommodate year-end volume. Maximum facility reverted back to $225.0 million on January 27, 2018. Effective July 2, 2018, line was temporarily increased from $225.0 million to $337.5 million to accommodate projected volume in July. Maximum facility will revert back to $225.0 million on August 18, 2018.

(3)

Line was temporarily increased from $200.0 million to $387.5 million to accommodate year-end volume. Maximum facility reverted back to $200.0 million on January 9, 2018. During July 2018, to accommodate increased volume, the line was temporarily increased from $200.0 million to $375.0 million and will revert back to $200.0 million on October 1, 2018.  Additionally, in July 2018 the maturity date of the warehouse line with Capital One was extended for one year.

During the six months ended June 30, 2018, we had a maximum of $1.5 billion of warehouse lines of credit principal outstanding.

6.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2018 and December 31, 2017, our maximum exposure to loss related to the VIEs which are not consolidated was as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Investments in unconsolidated subsidiaries	$25,160	$26,273
Co-investment commitments	4,266	2,364
Other current assets	3,475	3,401
Maximum exposure to loss	$32,901	$32,038

7.	Fair Value Measurements

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2017 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	As of June 30, 2018
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3,626	$—	$—	$3,626
Debt securities issued by U.S. federal agencies	—	10,134	—	10,134
Corporate debt securities	—	27,845	—	27,845
Asset-backed securities	—	3,965	—	3,965
Collateralized mortgage obligations	—	2,288	—	2,288
Total available for sale debt securities	3,626	44,232	—	47,858
Equity securities	140,035	—	—	140,035
Warehouse receivables	—	1,488,324	—	1,488,324
Total assets at fair value	$143,661	$1,532,556	$—	$1,676,217
Liabilities
Interest rate swaps	$—	$2,091	$—	$2,091
Securities sold, not yet purchased	3,556	—	—	3,556
Total liabilities at fair value	$3,556	$2,091	$—	$5,647

	As of December 31, 2017
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3,820	$—	$—	$3,820
Debt securities issued by U.S. federal agencies	—	4,901	—	4,901
Corporate debt securities	—	20,023	—	20,023
Asset-backed securities	—	3,577	—	3,577
Collateralized mortgage obligations	—	2,366	—	2,366
Total available for sale debt securities	3,820	30,867	—	34,687
Equity securities	133,595	—	—	133,595
Warehouse receivables	—	928,038	—	928,038
Total assets at fair value	$137,415	$958,905	$—	$1,096,320
Liabilities
Interest rate swaps	$—	$4,766	$—	$4,766
Securities sold, not yet purchased	3,431	—	—	3,431
Foreign currency exchange forward contracts	—	55	—	55
Total liabilities at fair value	$3,431	$4,821	$—	$8,252

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2018 and 2017.

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
•

Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 5 and 9).

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $742.5 million at June 30, 2018 and $199.9 million at December 31, 2017. Their actual carrying value, net of unamortized debt issuance costs, totaled $743.7 million and $193.5 million at June 30, 2018 and December 31, 2017, respectively (see Note 9).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $622.5 million and $447.0 million, respectively, at June 30, 2018 and $645.7 million and $468.0 million, respectively, at December 31, 2017. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $592.4 million and $422.6 million, respectively, at June 30, 2018 and $592.0 million and $422.4 million, respectively, at December 31, 2017. In March 2018, we redeemed our 5.00% senior notes in full (see Note 9). At December 31, 2017, the estimated fair value (based on dealers’ quotes) and actual carrying value (net of unamortized debt issuance costs) of our 5.00% senior notes was $823.8 million and $791.7 million, respectively.

8.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 5.0% in our Global Investment Management segment, up to 10.0% in our Development Services segment, and up to 50.0% in our other business segments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Global Investment Management
Revenue	$361,317	$237,907	$625,287	$505,058
Operating income	206,206	76,410	277,362	91,888
Net income	138,954	60,307	173,291	64,397
Development Services
Revenue	$31,329	$27,477	$54,005	$49,003
Operating income	24,560	157,296	83,137	177,857
Net income	17,117	150,055	70,313	166,152
Other
Revenue	$52,384	$44,145	$108,937	$70,003
Operating income	5,415	8,800	11,890	10,979
Net income	5,757	11,510	12,220	13,658
Total
Revenue	$445,030	$309,529	$788,229	$624,064
Operating income	236,181	242,506	372,389	280,724
Net income	161,828	221,872	255,824	244,207

9.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Senior term loans, with interest ranging from 2.51% to 3.07%, due quarterly through 2022	$750,000	$200,000
4.875% senior notes due in 2026, net of unamortized discount	596,460	596,273
5.25% senior notes due in 2025, net of unamortized premium	426,226	426,317
5.00% senior notes, redeemed in full in March 2018	—	800,000
Other	5,711	8
Total long-term debt	1,778,397	2,022,598
Less: current maturities of long-term debt	(1,466)	(8)
Less: unamortized debt issuance costs	(14,046)	(22,987)
Total long-term debt, net of current maturities	$1,762,885	$1,999,603

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

The 2017 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of June 30, 2018, the 2017 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on October 31, 2022 and (2) a $750.0 million delayed draw tranche A term loan facility, requiring  quarterly principal payments, which began on March 5, 2018 and continue through maturity on October 31, 2022, provided that in the event that our leverage ratio (as defined in the 2017 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date, no such quarterly principal payment shall be required on such date.

On March 14, 2013, CBRE Services issued $800.0 million in aggregate principal amount of 5.00% senior notes due March 15, 2023. The 5.00% senior notes were unsecured obligations of CBRE Services, senior to all of its

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, our 2017 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2017 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2017 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2017 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 16.97x for the trailing twelve months ended June 30, 2018, and our leverage ratio of total debt less available cash to consolidated EBITDA was 1.05x as of June 30, 2018.

Short-Term Borrowings

Revolving Credit Facility

As of June 30, 2018, letters of credit totaling $2.0 million were outstanding under our revolving credit facility under our 2017 Credit Agreement. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of June 30, 2018, $598.0 million was outstanding under the revolving credit facility. As of December 31, 2017, no amounts were outstanding under the revolving credit facility other than letters of credit totaling $2.0 million.

Warehouse Lines of Credit

CBRE Capital Markets has warehouse lines of credit with third-party lenders for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. These warehouse lines are recourse only to CBRE Capital Markets and are secured by our related warehouse receivables. See Note 5 for additional information.

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $21.3 billion at June 30,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2018. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2018 and December 31, 2017, CBRE MCI had a $60.0 million and a $58.0 million, respectively, letter of credit under this reserve arrangement, and had recorded a liability of approximately $33.9 million and $32.9 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $734.0 million (including $491.1 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2018.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. These obligations are for the period from origination of the loan to the securitization date. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of June 30, 2018 and December 31, 2017, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $71.2 million as of June 30, 2018, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $65.0 million as of June 30, 2018 referred to in the preceding paragraphs represented the majority of the $71.2 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2019.

We had guarantees totaling $56.3 million as of June 30, 2018, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $56.3 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2018, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of June 30, 2018, we had aggregate commitments of $36.5 million to fund future co-investments.

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2018, we had committed to fund $23.5 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$228,667	$201,777	$378,955	$338,797
Weighted average shares outstanding for basic income per share	339,081,556	336,975,149	338,986,354	336,941,681
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.67	$0.60	$1.12	$1.01
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$228,667	$201,777	$378,955	$338,797
Weighted average shares outstanding for diluted income per share:
Weighted average shares outstanding for basic income per share	339,081,556	336,975,149	338,986,354	336,941,681
Dilutive effect of contingently issuable shares	4,389,957	3,905,498	4,044,050	3,267,556
Dilutive effect of stock options	—	1,956	785	5,009
Weighted average shares outstanding for diluted income per share	343,471,513	340,882,603	343,031,189	340,214,246
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.67	$0.59	$1.10	$1.00

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

For the three and six months ended June 30, 2018, 75,851 and 51,946, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2017, 1,317,651 and 2,037,886, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

12.	Revenue from Contracts with Customers

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017 by type of service and/or region (dollars in thousands):

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended June 30, 2018
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$1,923,585	$995,265	$264,717	$—	$—	$3,183,567
Leasing	536,660	106,295	100,186	—	839	743,980
Sales	269,636	98,081	68,883	—	—	436,600
Property management	172,343	60,706	69,466	—	2,106	304,621
Valuation	64,346	43,256	30,765	—	—	138,367
Commercial mortgage origination (1)	27,090	1,214	343	—	—	28,647
Investment management	—	—	—	98,947	—	98,947
Development services	—	—	—	—	15,463	15,463
Topic 606 Revenue	2,993,660	1,304,817	534,360	98,947	18,408	4,950,192
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	91,167	—	—	—	—	91,167
Loan servicing	41,327	2,360	221	—	—	43,908
Other revenue	14,273	8,275	3,619	—	—	26,167
Total Out of Scope of Topic 606 Revenue	146,767	10,635	3,840	—	—	161,242
Total revenue	$3,140,427	$1,315,452	$538,200	$98,947	$18,408	$5,111,434

	Three Months Ended June 30, 2017 (As Adjusted) (2)
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$1,742,122	$726,890	$236,274	$—	$—	$2,705,286
Leasing	450,208	88,076	81,606	—	26	619,916
Sales	261,710	94,055	78,303	—	165	434,233
Property management	161,116	59,249	56,560	—	3,098	280,023
Valuation	61,599	37,229	30,940	—	—	129,768
Commercial mortgage origination (1)	29,883	1,985	915	—	—	32,783
Investment management	—	—	—	92,763	—	92,763
Development services	—	—	—	—	13,677	13,677
Topic 606 Revenue	2,706,638	1,007,484	484,598	92,763	16,966	4,308,449
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	71,727	—	—	—	—	71,727
Loan servicing	37,190	2,682	—	—	—	39,872
Other revenue	11,368	5,854	2,301	—	—	19,523
Total Out of Scope of Topic 606 Revenue	120,285	8,536	2,301	—	—	131,122
Total revenue	$2,826,923	$1,016,020	$486,899	$92,763	$16,966	$4,439,571

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30, 2018
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$3,717,732	$1,889,082	$530,832	$—	$—	$6,137,646
Leasing	936,858	206,884	171,765	—	959	1,316,466
Sales	537,311	176,321	128,118	—	418	842,168
Property management	346,171	118,917	139,496	—	3,661	608,245
Valuation	123,412	84,319	56,854	—	—	264,585
Commercial mortgage origination (1)	48,917	2,437	394	—	—	51,748
Investment management	—	—	—	222,637	—	222,637
Development services	—	—	—	—	36,695	36,695
Topic 606 Revenue	5,710,401	2,477,960	1,027,459	222,637	41,733	9,480,190
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	175,360	—	—	—	—	175,360
Loan servicing	80,853	4,648	221	—	—	85,722
Other revenue	24,037	14,098	5,979	—	—	44,114
Total Out of Scope of Topic 606 Revenue	280,250	18,746	6,200	—	—	305,196
Total revenue	$5,990,651	$2,496,706	$1,033,659	$222,637	$41,733	$9,785,386

	Six Months Ended June 30, 2017 (As Adjusted) (2)
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$3,406,476	$1,393,584	$442,699	$—	$—	$5,242,759
Leasing	844,073	163,007	142,134	—	180	1,149,394
Sales	495,506	161,355	130,471	—	695	788,027
Property management	322,513	113,989	111,239	—	5,008	552,749
Valuation	118,780	69,738	57,705	—	—	246,223
Commercial mortgage origination (1)	49,701	3,805	1,454	—	—	54,960
Investment management	—	—	—	182,329	—	182,329
Development services	—	—	—	—	25,300	25,300
Topic 606 Revenue	5,237,049	1,905,478	885,702	182,329	31,183	8,241,741
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	134,274	—	—	—	—	134,274
Loan servicing	70,724	5,558	—	—	—	76,282
Other revenue	24,082	9,615	4,543	—	—	38,240
Total Out of Scope of Topic 606 Revenue	229,080	15,173	4,543	—	—	248,796
Total revenue	$5,466,129	$1,920,651	$890,245	$182,329	$31,183	$8,490,537

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

Contract Assets and Liabilities

We had contract assets totaling $169.3 million ($109.3 million of which was current) and $330.9 million ($273.1 million of which was current) as of June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, our contract assets decreased by $161.7 million, primarily due to contract assets moving to accounts receivable in our occupier outsourcing business (due to at-risk and incentive fees becoming billable per the contract terms) and in our leasing business (billing of commissions).

We had contract liabilities totaling $86.8 million ($76.2 million of which was current) and $100.6 million (all of which was current) as of June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, we recognized revenue of $64.1 million that was included in the contract liability balance at December 31, 2017.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contract Costs

Within our Occupier Outsourcing business line, we incur transition costs to fulfil contracts prior to services being rendered. We capitalized $13.4 million and $23.0 million, respectively, of transition costs during the three and six months ended June 30, 2018, and $5.8 million and $14.7 million, respectively, of transition costs during the three and six months ended June 30, 2017. We recorded amortization of transition costs of $6.2 million and $12.2 million, respectively, during the three and six months ended June 30, 2018 and $3.6 million and $7.2 million, respectively, during the three and six months ended June 30, 2017. No impairment loss in relation to the costs capitalized was recorded during the three and six months ended June 30, 2018 or 2017.

13.	Segments

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa (EMEA); (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Revenue
Americas	$3,140,427	$2,826,923	$5,990,651	$5,466,129
EMEA	1,315,452	1,016,020	2,496,706	1,920,651
Asia Pacific	538,200	486,899	1,033,659	890,245
Global Investment Management	98,947	92,763	222,637	182,329
Development Services	18,408	16,966	41,733	31,183
Total revenue	$5,111,434	$4,439,571	$9,785,386	$8,490,537
Adjusted EBITDA
Americas	$258,353	$233,711	$484,196	$458,936
EMEA	66,519	70,293	103,465	105,748
Asia Pacific	42,861	44,556	76,741	67,832
Global Investment Management	15,901	23,910	45,593	49,769
Development Services	55,673	46,216	77,119	49,578
Total Adjusted EBITDA	$439,307	$418,686	$787,114	$731,863

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Net income attributable to CBRE Group, Inc.	$228,667	$201,777	$378,955	$338,797
Add:
Depreciation and amortization	113,399	100,386	221,564	194,423
Interest expense	26,885	35,430	55,743	69,440
Write-off of financing costs on extinguished debt	—	—	27,982	—
Provision for income taxes	70,319	69,887	116,483	123,706
Less:
Interest income	1,489	1,427	5,110	3,838
EBITDA	437,781	406,053	795,617	722,528
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1,526	(2,775)	(8,503)	(18,016)
Integration and other costs related to acquisitions	—	15,408	—	27,351
Adjusted EBITDA	$439,307	$418,686	$787,114	$731,863

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Revenue
United States	$2,908,185	$2,644,445	$5,582,402	$5,116,851
United Kingdom	634,264	518,988	1,214,781	991,143
All other countries	1,568,985	1,276,138	2,988,203	2,382,543
Total revenue	$5,111,434	$4,439,571	$9,785,386	$8,490,537

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

14.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information (dollars in thousands) includes condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017 and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$8,404	$78,760	$444,310	$—	$531,481
Restricted cash	—	—	2,034	69,831	—	71,865
Receivables, net	—	—	1,361,023	1,963,499	—	3,324,522
Warehouse receivables (1)	—	—	964,915	523,409	—	1,488,324
Prepaid expenses	—	—	119,201	149,025	—	268,226
Contract assets	—	—	69,537	39,735	—	109,272
Income taxes receivable	3,173	3,744	6,635	41,116	(6,916)	47,752
Other current assets	—	—	67,968	197,300	—	265,268
Total Current Assets	3,180	12,148	2,670,073	3,428,225	(6,916)	6,106,710
Property and equipment, net	—	—	508,976	196,493	—	705,469
Goodwill	—	—	1,958,448	1,448,721	—	3,407,169
Other intangible assets, net	—	—	821,779	626,505	—	1,448,284
Investments in unconsolidated subsidiaries	—	—	192,203	41,686	—	233,889
Investments in consolidated subsidiaries	5,972,519	5,585,138	3,126,655	—	(14,684,312)	—
Intercompany loan receivable	—	2,732,714	700,000	—	(3,432,714)	—
Deferred tax assets, net	—	—	5,300	101,859	(9,269)	97,890
Other assets, net	—	20,639	415,638	99,769	—	536,046
Total Assets	$5,975,699	$8,350,639	$10,399,072	$5,943,258	$(18,133,211)	$12,535,457
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$18,763	$524,878	$1,098,389	$—	$1,642,030
Compensation and employee benefits payable	—	626	504,909	365,091	—	870,626
Accrued bonus and profit sharing	—	—	353,632	275,412	—	629,044
Contract liabilities	—	—	35,149	41,067	—	76,216
Income taxes payable	—	—	12,327	16,507	(6,916)	21,918
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	955,246	516,345	—	1,471,591
Revolving credit facility	—	598,000	—	—	—	598,000
Other	—	—	16	—	—	16
Total short-term borrowings	—	598,000	955,262	516,345	—	2,069,607
Current maturities of long-term debt	—	—	59	1,407	—	1,466
Other current liabilities	—	—	55,886	14,342	—	70,228
Total Current Liabilities	—	617,389	2,442,102	2,328,560	(6,916)	5,381,135
Long-Term Debt, net:
Long-term debt, net	—	1,758,640	29	4,216	—	1,762,885
Intercompany loan payable	1,522,122	—	1,849,837	60,755	(3,432,714)	—
Total Long-Term Debt, net	1,522,122	1,758,640	1,849,866	64,971	(3,432,714)	1,762,885
Deferred tax liabilities, net	—	—	70,996	125,335	(9,269)	187,062
Non-current tax liabilities	—	—	136,320	3,730	—	140,050
Other liabilities	—	2,091	314,650	230,713	—	547,454
Total Liabilities	1,522,122	2,378,120	4,813,934	2,753,309	(3,448,899)	8,018,586
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	4,453,577	5,972,519	5,585,138	3,126,655	(14,684,312)	4,453,577
Non-controlling interests	—	—	—	63,294	—	63,294
Total Equity	4,453,577	5,972,519	5,585,138	3,189,949	(14,684,312)	4,516,871
Total Liabilities and Equity	$5,975,699	$8,350,639	$10,399,072	$5,943,258	$(18,133,211)	$12,535,457

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 4.875% senior notes, 5.25% senior notes and our 2017 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan, TD Bank, BofA, Capital One and Fannie Mae ASAP lines of credit are pledged to JP Morgan, TD Bank, BofA, Capital One and Fannie Mae.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of December 31, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$15,604	$112,048	$624,115	$—	$751,774
Restricted cash	—	—	2,095	70,950	—	73,045
Receivables, net	—	—	990,923	2,121,366	—	3,112,289
Warehouse receivables (2)	—	—	479,628	448,410	—	928,038
Prepaid expenses	—	—	81,106	134,230	—	215,336
Contract assets	—	—	263,756	9,297	—	273,053
Income taxes receivable	2,162	—	—	49,628	(2,162)	49,628
Other current assets	—	—	50,556	176,865	—	227,421
Total Current Assets	2,169	15,604	1,980,112	3,634,861	(2,162)	5,630,584
Property and equipment, net	—	—	431,755	185,984	—	617,739
Goodwill	—	—	1,774,529	1,480,211	—	3,254,740
Other intangible assets, net	—	—	751,930	647,182	—	1,399,112
Investments in unconsolidated subsidiaries	—	—	197,395	40,606	—	238,001
Investments in consolidated subsidiaries	5,551,781	4,930,109	3,066,303	—	(13,548,193)	—
Intercompany loan receivable	—	2,621,330	700,000	—	(3,321,330)	—
Deferred tax assets, net	—	—	5,300	98,746	(5,300)	98,746
Other assets, net	—	22,810	348,191	108,473	—	479,474
Total Assets	$5,553,950	$7,589,853	$9,255,515	$6,196,063	$(16,876,985)	$11,718,396
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$29,708	$404,367	$1,139,597	$—	$1,573,672
Compensation and employee benefits payable	—	626	479,306	424,502	—	904,434
Accrued bonus and profit sharing	—	—	590,534	487,811	—	1,078,345
Contract liabilities	—	—	42,994	57,621	—	100,615
Income taxes payable	—	3,314	13,704	55,778	(2,162)	70,634
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (2)	—	—	474,195	436,571	—	910,766
Other	—	—	16	—	—	16
Total short-term borrowings	—	—	474,211	436,571	—	910,782
Current maturities of long-term debt	—	—	—	8	—	8
Other current liabilities	—	55	56,260	18,139	—	74,454
Total Current Liabilities	—	33,703	2,061,376	2,620,027	(2,162)	4,712,944
Long-Term Debt, net:
Long-term debt, net	—	1,999,603	—	—	—	1,999,603
Intercompany loan payable	1,439,454	—	1,798,550	83,326	(3,321,330)	—
Total Long-Term Debt, net	1,439,454	1,999,603	1,798,550	83,326	(3,321,330)	1,999,603
Deferred tax liabilities, net	—	—	29,785	122,733	(5,300)	147,218
Non-current tax liabilities	—	—	135,396	5,396	—	140,792
Other liabilities	—	4,766	300,299	238,160	—	543,225
Total Liabilities	1,439,454	2,038,072	4,325,406	3,069,642	(3,328,792)	7,543,782
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	4,114,496	5,551,781	4,930,109	3,066,303	(13,548,193)	4,114,496
Non-controlling interests	—	—	—	60,118	—	60,118
Total Equity	4,114,496	5,551,781	4,930,109	3,126,421	(13,548,193)	4,174,614
Total Liabilities and Equity	$5,553,950	$7,589,853	$9,255,515	$6,196,063	$(16,876,985)	$11,718,396

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,848,854	$2,262,580	$—	$5,111,434
Costs and expenses:
Cost of services	—	—	2,265,206	1,693,542	—	3,958,748
Operating, administrative and other	7,039	246	430,122	388,875	—	826,282
Depreciation and amortization	—	—	68,334	45,065	—	113,399
Total costs and expenses	7,039	246	2,763,662	2,127,482	—	4,898,429
Gain on disposition of real estate	—	—	11,212	1,099	—	12,311
Operating (loss) income	(7,039)	(246)	96,404	136,197	—	225,316
Equity income from unconsolidated subsidiaries	—	—	94,755	1,266	—	96,021
Other income	—	—	1,189	2,820	—	4,009
Interest income	—	34,946	1,336	153	(34,946)	1,489
Interest expense	—	26,078	32,260	3,493	(34,946)	26,885
Royalty and management service (income) expense	—	—	(2,370)	2,370	—	—
Income from consolidated subsidiaries	233,952	227,472	98,642	—	(560,066)	—
Income before (benefit of) provision for income taxes	226,913	236,094	262,436	134,573	(560,066)	299,950
(Benefit of) provision for income taxes	(1,754)	2,142	34,964	34,967	—	70,319
Net income	228,667	233,952	227,472	99,606	(560,066)	229,631
Less: Net income attributable to non-controlling interests	—	—	—	964	—	964
Net income attributable to CBRE Group, Inc.	$228,667	$233,952	$227,472	$98,642	$(560,066)	$228,667

	Three Months Ended June 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,590,186	$1,849,385	$—	$4,439,571
Costs and expenses:
Cost of services	—	—	2,054,829	1,354,711	—	3,409,540
Operating, administrative and other	1,046	538	387,951	323,080	—	712,615
Depreciation and amortization	—	—	58,695	41,691	—	100,386
Total costs and expenses	1,046	538	2,501,475	1,719,482	—	4,222,541
Gain on disposition of real estate	—	—	2	11,296	—	11,298
Operating (loss) income	(1,046)	(538)	88,713	141,199	—	228,328
Equity income from unconsolidated subsidiaries	—	—	74,960	424	—	75,384
Other income	—	1	612	2,573	—	3,186
Interest income	—	30,698	892	535	(30,698)	1,427
Interest expense	—	34,364	22,468	9,296	(30,698)	35,430
Royalty and management service (income) expense	—	—	(897)	897	—	—
Income from consolidated subsidiaries	202,422	205,012	88,198	—	(495,632)	—
Income before (benefit of) provision for income taxes	201,376	200,809	231,804	134,538	(495,632)	272,895
(Benefit of) provision for income taxes	(401)	(1,613)	26,792	45,109	—	69,887
Net income	201,777	202,422	205,012	89,429	(495,632)	203,008
Less: Net income attributable to non-controlling interests	—	—	—	1,231	—	1,231
Net income attributable to CBRE Group, Inc.	$201,777	$202,422	$205,012	$88,198	$(495,632)	$201,777

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$5,466,548	$4,318,838	$—	$9,785,386
Costs and expenses:
Cost of services	—	—	4,322,819	3,255,890	—	7,578,709
Operating, administrative and other	12,743	731	802,467	742,576	—	1,558,517
Depreciation and amortization	—	—	132,643	88,921	—	221,564
Total costs and expenses	12,743	731	5,257,929	4,087,387	—	9,358,790
Gain on disposition of real estate	—	—	11,230	1,099	—	12,329
Operating (loss) income	(12,743)	(731)	219,849	232,550	—	438,925
Equity income from unconsolidated subsidiaries	—	—	134,047	2,153	—	136,200
Other income (loss)	—	—	2,899	(3,170)	—	(271)
Interest income	—	67,632	3,788	1,322	(67,632)	5,110
Interest expense	—	53,953	59,291	10,131	(67,632)	55,743
Write-off of financing costs on extinguished debt	—	27,982	—	—	—	27,982
Royalty and management service (income) expense	—	—	(1,672)	1,672	—	—
Income from consolidated subsidiaries	388,525	399,815	159,054	—	(947,394)	—
Income before (benefit of) provision for income taxes	375,782	384,781	462,018	221,052	(947,394)	496,239
(Benefit of) provision for income taxes	(3,173)	(3,744)	62,203	61,197	—	116,483
Net income	378,955	388,525	399,815	159,855	(947,394)	379,756
Less: Net income attributable to non-controlling interests	—	—	—	801	—	801
Net income attributable to CBRE Group, Inc.	$378,955	$388,525	$399,815	$159,054	$(947,394)	$378,955

	Six Months Ended June 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$5,008,786	$3,481,751	$—	$8,490,537
Costs and expenses:
Cost of services	—	—	3,975,517	2,580,500	—	6,556,017
Operating, administrative and other	762	887	703,760	613,832	—	1,319,241
Depreciation and amortization	—	—	115,425	78,998	—	194,423
Total costs and expenses	762	887	4,794,702	3,273,330	—	8,069,681
Gain on disposition of real estate	—	—	228	12,455	—	12,683
Operating (loss) income	(762)	(887)	214,312	220,876	—	433,539
Equity income from unconsolidated subsidiaries	—	—	89,330	1,072	—	90,402
Other income	—	1	1,026	6,274	—	7,301
Interest income	—	60,599	2,539	1,299	(60,599)	3,838
Interest expense	—	67,510	44,616	17,913	(60,599)	69,440
Royalty and management service (income) expense	—	—	(6,699)	6,699	—	—
Income from consolidated subsidiaries	339,267	344,076	133,717	—	(817,060)	—
Income before (benefit of) provision for income taxes	338,505	336,279	403,007	204,909	(817,060)	465,640
(Benefit of) provision for income taxes	(292)	(2,988)	58,931	68,055	—	123,706
Net income	338,797	339,267	344,076	136,854	(817,060)	341,934
Less: Net income attributable to non-controlling interests	—	—	—	3,137	—	3,137
Net income attributable to CBRE Group, Inc.	$338,797	$339,267	$344,076	$133,717	$(817,060)	$338,797

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$228,667	$233,952	$227,472	$99,606	$(560,066)	$229,631
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(165,926)	—	(165,926)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	628	—	—	—	628
Unrealized gains on interest rate swaps, net	—	214	—	—	—	214
Unrealized holding losses on available for sale debt securities, net	—	—	(122)	—	—	(122)
Total other comprehensive income (loss)	—	842	(122)	(165,926)	—	(165,206)
Comprehensive income (loss)	228,667	234,794	227,350	(66,320)	(560,066)	64,425
Less: Comprehensive income attributable to non-controlling interests	—	—	—	480	—	480
Comprehensive income (loss) attributable to CBRE Group, Inc.	$228,667	$234,794	$227,350	$(66,800)	$(560,066)	$63,945

	Three Months Ended June 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$201,777	$202,422	$205,012	$89,429	$(495,632)	$203,008
Other comprehensive income:
Foreign currency translation gain	—	—	—	88,649	—	88,649
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,380	—	—	—	1,380
Unrealized losses on interest rate swaps, net	—	(217)	—	—	—	(217)
Unrealized holding gains on available for sale debt securities, net	—	—	896	81	—	977
Other, net	3	—	(13)	—	—	(10)
Total other comprehensive income	3	1,163	883	88,730	—	90,779
Comprehensive income	201,780	203,585	205,895	178,159	(495,632)	293,787
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,390	—	1,390
Comprehensive income attributable to CBRE Group, Inc.	$201,780	$203,585	$205,895	$176,769	$(495,632)	$292,397

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$378,955	$388,525	$399,815	$159,855	$(947,394)	$379,756
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(99,894)	—	(99,894)
Adoption of Accounting Standards Update 2016-01, net	—	—	(3,964)	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,383	—	—	—	1,383
Unrealized gains on interest rate swaps, net	—	817	—	—	—	817
Unrealized holding losses on available for sale debt securities, net	—	—	(627)	—	—	(627)
Other, net	—	—	20	5,508	—	5,528
Total other comprehensive income (loss)	—	2,200	(4,571)	(94,386)	—	(96,757)
Comprehensive income	378,955	390,725	395,244	65,469	(947,394)	282,999
Less: Comprehensive income attributable to non-controlling interests	—	—	—	122	—	122
Comprehensive income attributable to CBRE Group, Inc.	$378,955	$390,725	$395,244	$65,347	$(947,394)	$282,877

	Six Months Ended June 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$338,797	$339,267	$344,076	$136,854	$(817,060)	$341,934
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	139,837	—	139,837
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	2,888	—	—	—	2,888
Unrealized gains on interest rate swaps, net	—	77	—	—	—	77
Unrealized holding gains on available for sale debt securities, net	—	—	1,725	175	—	1,900
Other, net	(2)	—	(14)	—	—	(16)
Total other comprehensive (loss) income	(2)	2,965	1,711	140,012	—	144,686
Comprehensive income	338,795	342,232	345,787	276,866	(817,060)	486,620
Less: Comprehensive income attributable to non-controlling interests	—	—	—	3,317	—	3,317
Comprehensive income attributable to CBRE Group, Inc.	$338,795	$342,232	$345,787	$273,549	$(817,060)	$483,303

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$51,094	$2,234	$(56,141)	$(89,249)	$(92,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(65,676)	(41,806)	(107,482)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(259,338)	(5,364)	(264,702)
Contributions to unconsolidated subsidiaries	—	—	(17,030)	(4,012)	(21,042)
Distributions from unconsolidated subsidiaries	—	—	24,986	3,249	28,235
Net proceeds from disposition of real estate held for investment	—	—	−	14,174	14,174
Purchase of equity securities	—	—	(13,718)	—	(13,718)
Proceeds from sale of equity securities	—	—	8,889	—	8,889
Purchase of available for sale debt securities	—	—	(18,723)	—	(18,723)
Proceeds from the sale of available for sale debt securities	—	—	4,121	—	4,121
Other investing activities, net	—	—	(6,454)	70	(6,384)
Net cash used in investing activities	—	—	(342,943)	(33,689)	(376,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	550,000	—	—	550,000
Proceeds from revolving credit facility	—	2,000,000	—	—	2,000,000
Repayment of revolving credit facility	—	(1,402,000)	—	—	(1,402,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)	—	—	(820,000)
Proceeds from notes payable on real estate held for investment	—	—	—	52	52
Repayment of notes payable on real estate held for investment	—	—	—	(13,028)	(13,028)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	1,101	1,101
Repayment of notes payable on real estate held for sale and under development	—	—	—	(2,991)	(2,991)
Acquisition of businesses (cash (paid) received for acquisitions more than three months after purchase date)	—	—	(13,166)	1,983	(11,183)
Repayment of debt assumed in acquisition of FacilitySource	—	—	(26,295)	—	(26,295)
Units repurchased for payment of taxes on equity awards	(4,630)	—	—	—	(4,630)
Non-controlling interest contributions	—	—	—	2,744	2,744
Non-controlling interest distributions	—	—	—	(7,652)	(7,652)
(Increase) decrease in intercompany receivables, net	(46,622)	(337,235)	405,196	(21,339)	—
Other financing activities, net	158	(199)	—	(35)	(76)
Net cash (used in) provided by financing activities	(51,094)	(9,434)	365,735	(39,165)	266,042
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	(18,821)	(18,821)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(7,200)	(33,349)	(180,924)	(221,473)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	15,604	114,143	695,065	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$8,404	$80,794	$514,141	$603,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$58,814	$—	$523	$59,337
Income taxes, net	$—	$—	$77,076	$82,757	$159,833

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$49,436	$16,131	$(162,159)	$(20,845)	$(117,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(39,925)	(19,938)	(59,863)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(20,584)	(4,742)	(25,326)
Contributions to unconsolidated subsidiaries	—	—	(23,752)	(8,908)	(32,660)
Distributions from unconsolidated subsidiaries	—	—	19,333	4,637	23,970
Purchase of equity securities	—	—	(9,280)	—	(9,280)
Proceeds from sale of equity securities	—	—	9,428	—	9,428
Purchase of available for sale debt securities	—	—	(10,454)	—	(10,454)
Proceeds from the sale of available for sale debt securities	—	—	7,849	—	7,849
Other investing activities, net	—	—	2,486	(207)	2,279
Net cash used in investing activities	—	—	(64,899)	(29,158)	(94,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	911,000	—	—	911,000
Repayment of revolving credit facility	—	(911,000)	—	—	(911,000)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	2,137	2,137
Repayment of notes payable on real estate held for sale and under development	—	—	—	(9,189)	(9,189)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	—	—	(11,196)	(3,930)	(15,126)
Units repurchased for payment of taxes on equity awards	(1,900)	—	—	—	(1,900)
Non-controlling interest contributions	—	—	—	1,941	1,941
Non-controlling interest distributions	—	—	—	(3,904)	(3,904)
(Increase) decrease in intercompany receivables, net	(47,896)	(20,114)	46,854	21,156	—
Other financing activities, net	360	—	(3,145)	(881)	(3,666)
Net cash (used in) provided by financing activities	(49,436)	(20,114)	32,513	7,330	(29,707)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	20,190	20,190
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(3,983)	(194,545)	(22,483)	(221,011)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	16,889	271,088	543,428	831,412
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$12,906	$76,543	$520,945	$610,401
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$59,446	$—	$44	$59,490
Income taxes, net	$—	$—	$82,017	$81,868	$163,885

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Subsequent Event

In June 2016, CBRE was named as a defendant in a class action lawsuit relating to its role as property manager of certain real estate investment properties owned by the plaintiffs in Florida. CBRE started managing these various properties between July 2005 and March 2007, and CBRE ceased managing these properties in January 2011. The third-party sponsors of such investment properties inappropriately managed funds for the plaintiffs which resulted in losses, used some of these funds for personal purposes, and were imprisoned for their conduct. Since the third-party sponsors could not answer financially for the resulting losses to the plaintiffs, the plaintiffs made claims against CBRE generally alleging that CBRE should have prevented the fraud perpetuated by the third-party sponsors with respect to the properties managed by CBRE. On August 3, 2018, we reached a tentative settlement agreement regarding this proceeding, which agreement is subject to negotiation of definitive settlement documentation and court approval, including the payment of $100 million to the plaintiffs. We expect that such settlement payment will be funded principally by insurance coverage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended June 30, 2018 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2017. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to these policies as of June 30, 2018, except for the adoption of new revenue recognition guidance in the first quarter of 2018 and an update to our estimate of the U.S. federal and state tax impact of the transition tax related to the Tax Cuts and Jobs Act (the Tax Act). For a detailed discussion of our new revenue recognition policies and updates to income taxes, see Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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

Commercial real estate markets in the United States have generally been marked by increased demand for space, falling vacancies and higher rents since 2010. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, including higher occupancy rates and rents, broad, low-cost credit availability and increased institutional capital allocations to commercial real estate. Following years of strong growth, U.S. property sales volumes slowed in 2016 and 2017, but edged up modestly in the first half of 2018 as significant capital continues to target commercial real estate. Commercial mortgage markets also have remained highly active, driven by relatively low interest rates, a favorable lending environment and improved market fundamentals. The U.S. Government Sponsored Enterprises continue to be a significant source of debt capital for multi-family properties.

European countries began to emerge from recession in 2013, with economic growth accelerating in 2017. Sales and leasing activity has improved steadily across most of continental Europe for more than three years, though market volumes dipped slightly in the first half of 2018. Since the United Kingdom’s June 2016 referendum to leave the European Union (EU), sentiment in that country has improved. While steady progress continues to be made regarding the United Kingdom’s long-term relationship with the EU, the absence of an agreement as the March 2019 deadline draws closer has contributed to uncertainty more recently.

In Asia Pacific, real estate leasing and investment markets have remained highly active since late 2016. Asia Pacific investors also continue to be a significant source of real estate investment both in the region and across other parts of the world.

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

Effects of Acquisitions

We historically have made significant use of strategic acquisitions to add and enhance service competencies around the world. On June 12, 2018, CBRE Jason Acquisition LLC (Merger Sub), our wholly-owned subsidiary, and FacilitySource Holdings, LLC (FacilitySource), WP X Finance, LP and Warburg Pincus X Partners, LP (collectively, the Stockholders) entered into a stock purchase agreement and plan of merger (the Merger Agreement).  As part of the Merger Agreement, (i) we purchased from the Stockholders all the outstanding shares of capital stock of FS WP Holdco, Inc (Blocker Corp), which owned 1,686,013 Class A units (the Blocker Units) and (ii) immediately following the acquisition of Blocker Corp, Merger Sub merged with FacilitySource, with FacilitySource continuing as the surviving company and our wholly-owned subsidiary within our Americas segment (the FacilitySource Acquisition), with the remaining Blocker Units not held by Blocker Corp. cancelled and converted into the right to receive cash consideration as set forth in the Merger Agreement. The estimated net initial purchase price was approximately $265.5 million, with $262.0 million paid in cash, plus adjustments for working capital and other items. We financed the transaction with cash on hand and borrowings under our revolving credit facility. We completed the FacilitySource Acquisition to help us (i) build a tech-enabled supply chain capability that is unique for the occupier outsourcing industry and (ii) drive meaningfully differentiated outcomes for leading occupiers of real estate.

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2017, we completed 11 in-fill acquisitions, including two leading Software as a Service (SaaS) platforms – one that produces scalable interactive visualization technologies for commercial real estate and one that provides technology solutions for facilities management operations, a healthcare-focused project manager in Australia, a full-service brokerage and management boutique in South Florida, a technology-enabled national boutique commercial real estate finance and consulting firm in the United States, a retail consultancy in France, a majority interest in a Toronto-based investment management business specializing in private infrastructure and private equity investments, a San Francisco-based technology-focused boutique real estate brokerage firm, a project management and design engineering firm operating across the United States, a Washington, D.C.-based retail brokerage operation and a leading technical engineering services provider in Italy. During the six months ended June 30, 2018, we acquired a retail leasing and property management firm in Australia and our affiliate in Israel. In addition, in July 2018, we completed the acquisition of a local facilities management provider in Israel.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2018, we have accrued deferred consideration totaling $88.2 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the six months ended June 30, 2018, approximately 43% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Korean won, Mexican peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
United States dollar	$2,908,185	56.9%	$2,644,445	59.5%	$5,582,402	57.0%	$5,116,851	60.3%
British pound sterling	634,264	12.4%	518,988	11.7%	1,214,781	12.4%	991,143	11.7%
Euro	560,352	11.0%	405,563	9.1%	1,056,298	10.8%	754,835	8.9%
Canadian dollar	181,075	3.5%	139,683	3.1%	341,957	3.5%	270,254	3.2%
Australian dollar	128,376	2.5%	119,025	2.7%	229,933	2.3%	211,877	2.5%
Indian rupee	103,651	2.0%	94,347	2.1%	207,245	2.1%	172,166	2.0%
Chinese yuan	69,284	1.4%	57,691	1.3%	131,659	1.3%	108,126	1.3%
Singapore dollar	68,273	1.3%	64,792	1.5%	128,506	1.3%	121,970	1.4%
Japanese yen	62,491	1.2%	66,457	1.5%	127,659	1.3%	113,845	1.3%
Brazilian real	44,455	0.9%	33,909	0.8%	85,151	0.9%	69,216	0.8%
Swiss franc	44,066	0.9%	34,503	0.8%	87,314	0.9%	71,584	0.8%
Hong Kong dollar	39,169	0.8%	34,226	0.8%	74,355	0.8%	65,497	0.8%
Mexican peso	34,387	0.7%	29,369	0.7%	66,998	0.7%	49,455	0.6%
Polish zloty	21,509	0.4%	14,555	0.3%	38,947	0.4%	27,119	0.3%
Danish krone	18,608	0.4%	18,705	0.4%	41,931	0.4%	37,165	0.4%
Thai baht	18,438	0.4%	14,533	0.3%	38,363	0.4%	28,066	0.3%
Swedish krona	16,674	0.3%	16,195	0.4%	36,094	0.4%	31,108	0.4%
Korean won	12,559	0.2%	12,719	0.3%	26,085	0.3%	22,628	0.3%
Other currencies	145,618	2.8%	119,866	2.7%	269,708	2.8%	227,632	2.7%
Total revenue	$5,111,434	100.0%	$4,439,571	100.0%	$9,785,386	100.0%	$8,490,537	100.0%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2018, the net impact would have been an increase in pre-tax income of $1.7 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2018, the net impact would have been an increase in pre-tax income of $5.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$762,173	14.9%	$613,372	13.8%	$1,474,694	15.1%	$1,180,712	13.9%
Property management	150,181	2.9%	133,315	3.0%	298,310	3.0%	259,062	3.1%
Valuation	138,367	2.7%	129,768	2.9%	264,585	2.7%	246,223	2.9%
Loan servicing	43,908	0.9%	39,872	0.9%	85,722	0.9%	76,282	0.9%
Investment management	98,947	1.9%	92,763	2.1%	222,637	2.3%	182,329	2.1%
Leasing	743,980	14.6%	619,916	14.0%	1,316,466	13.5%	1,149,394	13.5%
Capital Markets:
Sales	436,600	8.5%	434,233	9.8%	842,168	8.6%	788,027	9.3%
Commercial mortgage origination	119,814	2.3%	104,510	2.4%	227,108	2.3%	189,234	2.2%
Other:
Development services	15,463	0.3%	13,677	0.3%	36,695	0.4%	25,300	0.3%
Other	26,167	0.6%	19,523	0.4%	44,114	0.4%	38,240	0.5%
Total fee revenue	2,535,600	49.6%	2,200,949	49.6%	4,812,499	49.2%	4,134,803	48.7%
Pass through costs also recognized as revenue	2,575,834	50.4%	2,238,622	50.4%	4,972,887	50.8%	4,355,734	51.3%
Total revenue	5,111,434	100.0%	4,439,571	100.0%	9,785,386	100.0%	8,490,537	100.0%
Costs and expenses:
Cost of services	3,958,748	77.4%	3,409,540	76.8%	7,578,709	77.4%	6,556,017	77.2%
Operating, administrative and other	826,282	16.2%	712,615	16.1%	1,558,517	15.9%	1,319,241	15.5%
Depreciation and amortization	113,399	2.2%	100,386	2.2%	221,564	2.3%	194,423	2.3%
Total costs and expenses	4,898,429	95.8%	4,222,541	95.1%	9,358,790	95.6%	8,069,681	95.0%
Gain on disposition of real estate	12,311	0.2%	11,298	0.2%	12,329	0.1%	12,683	0.1%
Operating income	225,316	4.4%	228,328	5.1%	438,925	4.5%	433,539	5.1%
Equity income from unconsolidated subsidiaries	96,021	1.9%	75,384	1.7%	136,200	1.4%	90,402	1.1%
Other income (loss)	4,009	0.1%	3,186	0.1%	(271)	0.0%	7,301	0.1%
Interest income	1,489	0.0%	1,427	0.0%	5,110	0.1%	3,838	0.0%
Interest expense	26,885	0.5%	35,430	0.8%	55,743	0.6%	69,440	0.8%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	27,982	0.3%	—	0.0%
Income before provision for income taxes	299,950	5.9%	272,895	6.1%	496,239	5.1%	465,640	5.5%
Provision for income taxes	70,319	1.4%	69,887	1.5%	116,483	1.2%	123,706	1.5%
Net income	229,631	4.5%	203,008	4.6%	379,756	3.9%	341,934	4.0%
Less: Net income attributable to non-controlling interests	964	0.0%	1,231	0.1%	801	0.0%	3,137	0.0%
Net income attributable to CBRE Group, Inc.	$228,667	4.5%	$201,777	4.5%	$378,955	3.9%	$338,797	4.0%
EBITDA	$437,781	8.6%	$406,053	9.1%	$795,617	8.1%	$722,528	8.5%
Adjusted EBITDA	$439,307	8.6%	$418,686	9.4%	$787,114	8.0%	$731,863	8.6%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

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

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Net income attributable to CBRE Group, Inc.	$228,667	$201,777	$378,955	$338,797
Add:
Depreciation and amortization	113,399	100,386	221,564	194,423
Interest expense	26,885	35,430	55,743	69,440
Write-off of financing costs on extinguished debt	—	—	27,982	—
Provision for income taxes	70,319	69,887	116,483	123,706
Less:
Interest income	1,489	1,427	5,110	3,838
EBITDA	437,781	406,053	795,617	722,528
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1,526	(2,775)	(8,503)	(18,016)
Integration and other costs related to acquisitions	—	15,408	—	27,351
Adjusted EBITDA	$439,307	$418,686	$787,114	$731,863

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

We reported consolidated net income of $228.7 million for the three months ended June 30, 2018 on revenue of $5.1 billion as compared to consolidated net income of $201.8 million on revenue of $4.4 billion for the three months ended June 30, 2017.

Our revenue on a consolidated basis for the three months ended June 30, 2018 increased by $671.9 million, or 15.1%, as compared to the three months ended June 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 14.9%) and property management revenue (up 6.5%) as well as increased leasing (up 18.4%) and commercial mortgage origination activity (up 14.6%). In addition, foreign currency translation had a $110.4 million positive impact on total revenue during the three months ended June 30, 2018, primarily driven by strength in the British pound sterling and euro.

Our cost of services on a consolidated basis increased by $549.2 million, or 16.1%, during the three months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily due to higher costs associated with our occupier outsourcing business. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our leasing revenue performance. Lastly, foreign currency translation had a $83.8 million negative impact on total cost of services during the three months ended June 30, 2018. Cost of services as a percentage of revenue increased to 77.4% for the three months ended June 30, 2018 versus 76.8% for the three months ended June 30, 2017. This increase was primarily driven by outsourcing revenue, which has a lower margin than sales and lease transaction revenue, comprising a higher percentage of our consolidated revenue during the three months ended June 30, 2018 as compared to the second quarter of 2017.

Our operating, administrative and other expenses on a consolidated basis increased by $113.7 million, or 16.0%, during the three months ended June 30, 2018 as compared to the same period in 2017. The increase was mostly driven by higher payroll-related costs (including increases in bonus and stock compensation expense) as well as increases in consulting, marketing and occupancy costs. Foreign currency translation also had a $19.5 million negative impact on total operating expenses during the three months ended June 30, 2018. Operating expenses as a percentage of revenue was consistent at 16.2% for the three months ended June 30, 2018 and 16.1% for the three months ended June 30, 2017.

Our depreciation and amortization expense on a consolidated basis increased by $13.0 million, or 13.0%, during the three months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily attributable to a rise in depreciation expense of $7.0 million during the three months ended June 30, 2018 driven by technology-related capital expenditures. Higher amortization expense associated with mortgage servicing rights and intangibles acquired in acquisitions also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $20.6 million, or 27.4%, during the three months ended June 30, 2018 as compared to the same period in 2017, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense decreased by $8.5 million, or 24.1%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease was primarily driven by the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018.

Our provision for income taxes on a consolidated basis was $70.3 million for the three months ended June 30, 2018 as compared to $69.9 million for the same period in 2017. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 23.5% for the three months ended June 30, 2018 compared to 25.7% for the three months ended June 30, 2017. We benefited from a lower U.S. corporate tax rate, with such rate being 35% in 2017 versus 21% in 2018. The effect of the decrease in the U.S. corporate tax rate was partially offset by discrete tax benefits for the three months ended June 30, 2017 from the re-measurement of income tax exposures relating to prior periods with no similar items for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

We reported consolidated net income of $379.0 million for the six months ended June 30, 2018 on revenue of $9.8 billion as compared to consolidated net income of $338.8 million on revenue of $8.5 billion for the six months ended June 30, 2017.

Our revenue on a consolidated basis for the six months ended June 30, 2018 increased by $1.3 billion, or 15.3%, as compared to the six months ended June 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 13.4%) and property management revenue (up 6.8%), increased leasing (up 12.3%), sales (up 4.0%) and commercial mortgage origination activity (up 19.9%) and higher revenue from our Global Investment Management segment (up 15.5%). In addition, foreign currency translation had a $281.2 million positive impact on total revenue during the six months ended June 30, 2018, primarily driven by strength in the British pound sterling and euro.

Our cost of services on a consolidated basis increased by $1.0 billion, or 15.6%, during the six months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily due to higher costs associated with our occupier outsourcing business. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Lastly, foreign currency translation had a $215.3 million negative impact on total cost of services during the six months ended June 30, 2018. Cost of services as a percentage of revenue was relatively consistent at 77.4% for the six months ended June 30, 2018 versus 77.2% for the six months ended June 30, 2017.

Our operating, administrative and other expenses on a consolidated basis increased by $239.3 million, or 18.1%, during the six months ended June 30, 2018 as compared to the same period in 2017. The increase was mostly driven by higher payroll-related costs (including increases in bonus and stock compensation expense), higher carried interest expense and increases in consulting, marketing and occupancy costs. Foreign currency translation also had a $50.8 million negative impact on total operating expenses during the six months ended June 30, 2018. These items contributed to operating expenses as a percentage of revenue increasing from 15.5% for the six months ended June 30, 2017 to 15.9% for the six months ended June 30, 2018.

Our depreciation and amortization expense on a consolidated basis increased by $27.1 million, or 14.0%, during the six months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights and intangibles acquired in acquisitions. A rise in depreciation expense of $12.4 million during the six months ended June 30, 2018 driven by technology-related capital expenditures also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $45.8 million, or 50.7%, during the six months ended June 30, 2018 as compared to the same period in 2017, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our consolidated interest expense decreased by $13.7 million, or 19.7%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This decrease was primarily driven by the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018.

Our write-off of financing costs on extinguished debt on a consolidated basis was $28.0 million for the six months ended June 30, 2018. These costs included a $20.0 million premium paid and the write-off of $8.0 million of unamortized deferred financing costs in connection with the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $116.5 million for the six months ended June 30, 2018 as compared to $123.7 million for the same period in 2017. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 23.5% for the six months ended June 30, 2018 compared to 26.7% for the six months ended June 30, 2017. We benefited from a lower U.S. corporate tax rate, with such rate being 35% in 2017 versus 21% in 2018. The effect of the decrease in the U.S. corporate tax rate was partially offset by discrete tax benefits for the six months ended June 30, 2017 from the re-measurement of income tax exposures relating to prior periods with no similar items for the six months ended June 30, 2018.

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

Americas

The following table summarizes our results of operations for our Americas operating segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$310,901	9.9%	$273,044	9.7%	$619,286	10.3%	$524,660	9.6%
Property management	77,433	2.5%	69,310	2.5%	155,533	2.6%	137,450	2.5%
Valuation	64,346	2.0%	61,599	2.2%	123,412	2.1%	118,780	2.2%
Loan servicing	41,327	1.3%	37,190	1.3%	80,853	1.3%	70,724	1.3%
Leasing	536,660	17.1%	450,208	15.9%	936,858	15.6%	844,073	15.4%
Capital Markets:
Sales	269,636	8.6%	261,710	9.3%	537,311	9.0%	495,506	9.1%
Commercial mortgage origination	118,257	3.8%	101,610	3.6%	224,277	3.7%	183,975	3.4%
Other	14,273	0.4%	11,368	0.3%	24,037	0.5%	24,082	0.4%
Total fee revenue	1,432,833	45.6%	1,266,039	44.8%	2,701,567	45.1%	2,399,250	43.9%
Pass through costs also recognized as revenue	1,707,594	54.4%	1,560,884	55.2%	3,289,084	54.9%	3,066,879	56.1%
Total revenue	3,140,427	100.0%	2,826,923	100.0%	5,990,651	100.0%	5,466,129	100.0%
Costs and expenses:
Cost of services	2,506,171	79.8%	2,255,569	79.8%	4,781,022	79.8%	4,361,928	79.8%
Operating, administrative and other	384,626	12.2%	350,937	12.4%	739,897	12.4%	673,305	12.3%
Depreciation and amortization	80,693	2.6%	71,724	2.5%	158,674	2.6%	140,293	2.6%
Operating income	168,937	5.4%	148,693	5.3%	311,058	5.2%	290,603	5.3%
Equity income from unconsolidated subsidiaries	7,534	0.2%	5,222	0.2%	11,533	0.2%	9,862	0.2%
Other income	1,189	0.0%	612	0.0%	2,931	0.1%	1,039	0.0%
Less: Net income attributable to non- controlling interests	—	0.0%	1	0.0%	—	0.0%	—	0.0%
Add-back: Depreciation and amortization	80,693	2.6%	71,724	2.5%	158,674	2.6%	140,293	2.6%
EBITDA	$258,353	8.2%	$226,250	8.0%	$484,196	8.1%	$441,797	8.1%
Adjusted EBITDA	$258,353	8.2%	$233,711	8.3%	$484,196	8.1%	$458,936	8.4%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue increased by $313.5 million, or 11.1%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue as well as improved sales, leasing and commercial mortgage origination activity. Foreign currency translation also had a $0.4 million positive impact on total revenue during the three months ended June 30, 2018, primarily driven by strength in the Canadian dollar largely offset by weakness in the Argentine peso and Brazilian real.

Cost of services increased by $250.6 million, or 11.1%, for the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue. Foreign currency translation had a $0.1 million positive impact on total cost of services during the three months ended June 30, 2018. Cost of services as a percentage of revenue was consistent at 79.8% for both the three months ended June 30, 2018 and 2017.

Operating, administrative and other expenses increased by $33.7 million, or 9.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was partly driven by higher payroll-related costs (including an increase in stock compensation expense) as well as increases in consulting, marketing and occupancy costs. Foreign currency translation also had a $0.3 million positive impact on total operating expenses during the three months ended June 30, 2018.

We earn fees from the origination and sale of commercial mortgage loans for which the company retains the servicing rights. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights (MSR) to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Upon sale, we record a servicing asset or liability based on the fair value of the retained MSR associated with the transferred loan. Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended June 30, 2018, MSRs contributed to operating income $39.2 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $26.6 million of amortization of related intangible assets. For the three months ended June 30, 2017, MSRs contributed to operating income $32.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $24.4 million of amortization of related intangible assets.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue increased by $524.5 million, or 9.6%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue as well as improved sales, leasing and commercial mortgage origination activity. Foreign currency translation also had an $8.2 million positive impact on total revenue during the six months ended June 30, 2018, primarily driven by strength in the Canadian dollar partially offset by weakness in the Argentine peso and Brazilian real.

Cost of services increased by $419.1 million, or 9.6%, for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue. Foreign currency translation had a $6.0 million negative impact on total cost of services during the six months ended June 30, 2018. Cost of services as a percentage of revenue was consistent at 79.8% for both the six months ended June 30, 2018 and 2017.

Operating, administrative and other expenses increased by $66.6 million, or 9.9%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was partly driven by higher payroll-related costs (including an increase in stock compensation expense) as well as increases in consulting, marketing and occupancy costs. Foreign currency translation also had a $0.7 million negative impact on total operating expenses during the six months ended June 30, 2018.

For the six months ended June 30, 2018, MSRs contributed to operating income $71.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $53.5 million of amortization of related intangible assets. For the six months ended June 30, 2017, MSRs contributed to operating income $60.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $46.7 million of amortization of related intangible assets.

EMEA

The following table summarizes our results of operations for our EMEA operating segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$377,527	28.7%	$280,665	27.6%	$712,465	28.5%	$539,997	28.1%
Property management	47,612	3.6%	40,920	4.0%	92,815	3.7%	76,823	4.0%
Valuation	43,256	3.3%	37,229	3.7%	84,319	3.4%	69,738	3.6%
Loan servicing	2,360	0.2%	2,682	0.3%	4,648	0.2%	5,558	0.3%
Leasing	106,295	8.1%	88,076	8.7%	206,884	8.3%	163,007	8.5%
Capital Markets:
Sales	98,081	7.5%	94,055	9.3%	176,321	7.1%	161,355	8.4%
Commercial mortgage origination	1,214	0.1%	1,985	0.2%	2,437	0.1%	3,805	0.2%
Other	8,275	0.5%	5,854	0.5%	14,098	0.5%	9,615	0.5%
Total fee revenue	684,620	52.0%	551,466	54.3%	1,293,987	51.8%	1,029,898	53.6%
Pass through costs also recognized as revenue	630,832	48.0%	464,554	45.7%	1,202,719	48.2%	890,753	46.4%
Total revenue	1,315,452	100.0%	1,016,020	100.0%	2,496,706	100.0%	1,920,651	100.0%
Costs and expenses:
Cost of services	1,048,971	79.7%	789,693	77.7%	2,009,618	80.5%	1,518,217	79.0%
Operating, administrative and other	200,728	15.3%	164,540	16.2%	384,975	15.4%	307,482	16.0%
Depreciation and amortization	20,277	1.5%	18,845	1.9%	39,123	1.6%	34,415	1.8%
Operating income	45,476	3.5%	42,942	4.2%	62,990	2.5%	60,537	3.2%
Equity income from unconsolidated subsidiaries	238	0.1%	318	0.1%	476	0.0%	819	0.0%
Other (loss) income	(27)	0.0%	24	0.0%	62	0.0%	23	0.0%
Less: Net loss attributable to non-controlling interests	(555)	0.0%	(503)	0.0%	(814)	0.0%	(160)	0.0%
Add-back: Depreciation and amortization	20,277	1.5%	18,845	1.9%	39,123	1.6%	34,415	1.8%
EBITDA	$66,519	5.1%	$62,632	6.2%	$103,465	4.1%	$95,954	5.0%
Adjusted EBITDA	$66,519	5.1%	$70,293	6.9%	$103,465	4.1%	$105,748	5.5%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue increased by $299.4 million, or 29.5%, for the three months ended June 30, 2018 as compared to the same period in 2017. We achieved strong organic growth fueled by higher occupier outsourcing revenue as well as higher leasing activity. Foreign currency translation also had a $93.7 million positive impact on total revenue during the three months ended June 30, 2018, primarily driven by strength in the British pound sterling and euro.

Cost of services increased by $259.3 million, or 32.8%, for the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. In addition, foreign currency translation had a $75.2 million negative impact on total cost of services during the three months ended June 30, 2018. Cost of services as a percentage of revenue increased from 77.7% for the three months ended June 30, 2017 to 79.7% for the three months ended June 30, 2018, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, comprising a higher percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $36.2 million, or 22.0%, for the three months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs (including increases in bonus and stock compensation expense) as well as increases in consulting, marketing and occupancy costs. Foreign currency translation also had a $14.0 million negative impact on total operating expenses during the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue increased by $576.1 million, or 30.0%, for the six months ended June 30, 2018 as compared to the same period in 2017. We achieved strong organic growth fueled by higher occupier outsourcing revenue as well as higher leasing activity. Foreign currency translation also had a $224.4 million positive impact on total revenue during the six months ended June 30, 2018, primarily driven by strength in the British pound sterling and euro.

Cost of services increased by $491.4 million, or 32.4%, for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. In addition, foreign currency translation had a $180.6 million negative impact on total cost of services during the six months ended June 30, 2018. Cost of services as a percentage of revenue increased from 79.0% for the six months ended June 30, 2017 to 80.5% for the six months ended June 30, 2018, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, comprising a higher percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $77.5 million, or 25.2%, for the six months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs (including increases in bonus and stock compensation expense) and increases in consulting, marketing and occupancy costs. Foreign currency translation also had a $34.9 million negative impact on total operating expenses during the six months ended June 30, 2018.

Asia Pacific

The following table summarizes our results of operations for our Asia Pacific operating segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$73,745	13.7%	$59,663	12.3%	$142,943	13.8%	$116,055	13.0%
Property management	23,030	4.3%	19,987	4.1%	46,301	4.5%	39,781	4.5%
Valuation	30,765	5.7%	30,940	6.4%	56,854	5.5%	57,705	6.5%
Loan servicing	221	0.0%	—	0.0%	221	0.0%	—	0.0%
Leasing	100,186	18.6%	81,606	16.8%	171,765	16.6%	142,134	16.0%
Capital Markets:
Sales	68,883	12.8%	78,303	16.1%	128,118	12.4%	130,471	14.7%
Commercial mortgage origination	343	0.1%	915	0.2%	394	0.0%	1,454	0.2%
Other	3,619	0.7%	2,301	0.3%	5,979	0.7%	4,543	0.4%
Total fee revenue	300,792	55.9%	273,715	56.2%	552,575	53.5%	492,143	55.3%
Pass through costs also recognized as revenue	237,408	44.1%	213,184	43.8%	481,084	46.5%	398,102	44.7%
Total revenue	538,200	100.0%	486,899	100.0%	1,033,659	100.0%	890,245	100.0%
Costs and expenses:
Cost of services	403,606	75.0%	364,278	74.8%	788,069	76.2%	675,872	75.9%
Operating, administrative and other	91,768	17.1%	78,332	16.1%	169,078	16.4%	147,009	16.5%
Depreciation and amortization	4,989	0.9%	4,389	0.8%	9,670	0.9%	8,703	0.9%
Operating income	37,837	7.0%	39,900	8.3%	66,842	6.5%	58,661	6.7%
Equity income (loss) from unconsolidated subsidiaries	35	0.1%	(19)	0.0%	229	0.0%	50	0.0%
Add-back: Depreciation and amortization	4,989	0.9%	4,389	0.8%	9,670	0.9%	8,703	0.9%
EBITDA	$42,861	8.0%	$44,270	9.1%	$76,741	7.4%	$67,414	7.6%
Adjusted EBITDA	$42,861	8.0%	$44,556	9.2%	$76,741	7.4%	$67,832	7.6%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue increased by $51.3 million, or 10.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing and property management revenue as well as improved leasing activity. In addition, foreign currency translation had an $11.6 million positive impact on total revenue during the three months ended June 30, 2018, primarily driven by strength in the Chinese yuan and Singapore dollar.

Cost of services increased by $39.3 million, or 10.8%, for the three months ended June 30, 2018 as compared to the same period in 2017, driven by higher costs associated with our occupier outsourcing business. In addition, foreign currency translation had a $8.7 million negative impact on total cost of services during the three months ended June 30, 2018. Cost of services as a percentage of revenue was relatively consistent at 75.0% for the three months ended June 30, 2018 versus 74.8% for the three months ended June 30, 2017.

Operating, administrative and other expenses increased by $13.4 million, or 17.2%, for the three months ended June 30, 2018 as compared to the same period in 2017. We incurred higher payroll-related costs (including increased stock compensation and bonus expense) as well as increases in marketing, occupancy and travel costs during the three months ended June 30, 2018. Foreign currency translation also had a $2.0 million negative impact on total operating expenses for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue increased by $143.4 million, or 16.1%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing and property management revenue as well as improved leasing activity. In addition, foreign currency translation had a $36.5 million positive impact on total revenue during the six months ended June 30, 2018, primarily driven by strength in the Australian dollar, Chinese yuan, Japanese yen and Singapore dollar.

Cost of services increased by $112.2 million, or 16.6%, for the six months ended June 30, 2018 as compared to the same period in 2017, driven by higher costs associated with our occupier outsourcing business. In addition, foreign currency translation had a $28.7 million negative impact on total cost of services during the six months ended June 30, 2018. Cost of services as a percentage of revenue increased from 75.9% for the six months ended June 30, 2017 to 76.2% for the six months ended June 30, 2018, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, comprising a higher percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $22.1 million, or 15.0%, for the six months ended June 30, 2018 as compared to the same period in 2017. We incurred higher payroll-related costs (including increased stock compensation and bonus expense) as well as increases in marketing, occupancy and travel costs during the six months ended June 30, 2018. Foreign currency translation also had a $5.8 million negative impact on total operating expenses for the six months ended June 30, 2018.

Global Investment Management

The following table summarizes our results of operations for our Global Investment Management operating segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue	$98,947	100.0%	$92,763	100.0%	$222,637	100.0%	$182,329	100.0%
Costs and expenses:
Operating, administrative and other	88,891	89.8%	71,309	76.9%	167,206	75.1%	122,831	67.4%
Depreciation and amortization	7,257	7.4%	4,885	5.2%	13,484	6.1%	9,924	5.4%
Operating income	2,799	2.8%	16,569	17.9%	41,947	18.8%	49,574	27.2%
Equity income from unconsolidated subsidiaries	2,461	2.4%	4,419	4.9%	3,336	1.5%	5,292	3.0%
Other income (loss)	2,847	2.9%	2,550	2.7%	(3,264)	(1.5%)	6,239	3.4%
Less: Net income attributable to non-controlling interests	989	1.0%	1,738	1.9%	1,407	0.6%	3,244	1.8%
Add-back: Depreciation and amortization	7,257	7.4%	4,885	5.2%	13,484	6.1%	9,924	5.4%
EBITDA	$14,375	14.5%	$26,685	28.8%	$54,096	24.3%	$67,785	37.2%
Adjusted EBITDA	$15,901	16.1%	$23,910	25.8%	$45,593	20.5%	$49,769	27.3%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue increased by $6.2 million, or 6.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily driven by higher asset management fees, partially offset by lower carried interest revenue. Foreign currency translation also had a $4.7 million positive impact on total revenue during the three months ended June 30, 2018, primarily driven by strength in the British pound sterling and euro.

Operating, administrative and other expenses increased by $17.6 million, or 24.7%, for the three months ended June 30, 2018 as compared to the same period in 2017, primarily driven by higher payroll-related costs (including bonuses). Foreign currency translation also had a $3.8 million negative impact on total operating expenses during the three months ended June 30, 2018.

A roll forward of our AUM by product type for the three months ended June 30, 2018 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at March 31, 2018	$33.8	$57.1	$13.3	$104.2
Inflows	0.9	1.1	0.6	2.6
Outflows	(1.3)	(0.6)	(1.5)	(3.4)
Market (depreciation) appreciation	(0.2)	(2.0)	0.5	(1.7)
Balance at June 30, 2018	$33.2	$55.6	$12.9	$101.7

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

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue increased by $40.3 million, or 22.1%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily driven by higher asset management fees as well as higher carried interest revenue. Foreign currency translation also had a $12.1 million positive impact on total revenue during the six months ended June 30, 2018, primarily driven by strength in the British pound sterling and euro.

Operating, administrative and other expenses increased by $44.4 million, or 36.1%, for the six months ended June 30, 2018 as compared to the same period in 2017, primarily driven by higher carried interest expense as well as higher payroll-related costs (including bonuses). Foreign currency translation also had a $9.4 million negative impact on total operating expenses during the six months ended June 30, 2018.

A roll forward of our AUM by product type for the six months ended June 30, 2018 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at December 31, 2017	$31.7	$56.7	$14.8	$103.2
Inflows	2.6	2.1	1.0	5.7
Outflows	(2.0)	(2.6)	(2.5)	(7.1)
Market appreciation (depreciation)	0.9	(0.6)	(0.4)	(0.1)
Balance at June 30, 2018	$33.2	$55.6	$12.9	$101.7

We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

The following table summarizes our results of operations for our Development Services operating segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Property management	$2,106	11.4%	$3,098	18.3%	$3,661	8.8%	$5,008	16.1%
Leasing	839	4.6%	26	0.1%	959	2.3%	180	0.6%
Capital Markets:
Sales	—	0.0%	165	1.0%	418	1.0%	695	2.2%
Other:
Development services	15,463	84.0%	13,677	80.6%	36,695	87.9%	25,300	81.1%
Total revenue	18,408	100.0%	16,966	100.0%	41,733	100.0%	31,183	100.0%
Costs and expenses:
Operating, administrative and other	60,269	327.4%	47,497	280.0%	97,361	233.3%	68,614	220.0%
Depreciation and amortization	183	1.0%	543	3.2%	613	1.5%	1,088	3.5%
Gain on disposition of real estate	12,311	66.9%	11,298	66.6%	12,329	29.6%	12,683	40.6%
Operating loss	(29,733)	(161.5%)	(19,776)	(116.6%)	(43,912)	(105.2%)	(25,836)	(82.9%)
Equity income from unconsolidated subsidiaries	85,753	465.8%	65,444	385.8%	120,626	289.0%	74,379	238.6%
Less: Net income (loss) attributable to non-controlling interests	530	2.9%	(5)	0.0%	208	0.5%	53	0.2%
Add-back: Depreciation and amortization	183	1.0%	543	3.2%	613	1.5%	1,088	3.5%
EBITDA and Adjusted EBITDA	$55,673	302.4%	$46,216	272.4%	$77,119	184.8%	$49,578	159.0%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue increased by $1.4 million, or 8.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily driven by higher development fees during the three months ended June 30, 2018.

Operating, administrative and other expenses increased by $12.8 million, or 26.9%, for the three months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs, particularly increased bonus expense during the three months ended June 30, 2018 due to improved performance (property sales reflected in equity income from unconsolidated subsidiaries were significantly higher during the three months ended June 30, 2018).

As of June 30, 2018, development projects in process totaled $8.0 billion, up $0.3 billion from first quarter 2018. The pipeline decreased by $0.2 billion during the second quarter of 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue increased by $10.6 million, or 33.8%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily driven by higher development and incentive fees during the six months ended June 30, 2018.

Operating, administrative and other expenses increased by $28.7 million, or 41.9%, for the six months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs, particularly increased bonus expense during the six months ended June 30, 2018 due to improved performance (property sales reflected in equity income from unconsolidated subsidiaries were significantly higher during the six months ended June 30, 2018).

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2018 include up to approximately $190 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2018, we incurred $91.4 million of capital expenditures, net of tenant concessions received. As of June 30, 2018, we had aggregate commitments of $36.5 million to fund future co-investments in our Global Investment Management business, $14.2 million of which is expected to be funded in 2018. Additionally, as of June 30, 2018, we are committed to fund $23.5 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of June 30, 2018, we had $2.2 billion of borrowings available under our $2.8 billion revolving credit facility.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2018 and December 31, 2017, we had accrued $88.2 million ($49.5 million of which was a current liability) and $83.6 million ($23.2 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. The timing of the repurchase and the actual amount repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors. We intend to fund the repurchases, if any, with cash on hand or borrowings under our revolving credit facility. As of June 30, 2018, the authorization remained unused.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $92.1 million for the six months ended June 30, 2018, a decrease of $25.4 million as compared to the six months ended June 30, 2017. The decrease in net cash used in operating activities was primarily due to improved operating performance as well as a higher distribution of earnings from unconsolidated subsidiaries in the current year.

Investing Activities

Net cash used in investing activities totaled $376.6 million for the six months ended June 30, 2018, an increase of $282.6 million as compared to the six months ended June 30, 2017. The increase in cash used in investing activities was primarily driven by higher amounts paid for acquisitions driven by the FacilitySource Acquisition in the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities totaled $266.0 million for the six months ended June 30, 2018, as compared to net cash used in financing activities of $29.7 million for the six months ended June 30, 2017. This variance was primarily due to $550.0 million of borrowings from our tranche A term loan facility as well as higher net borrowings under our revolving credit facility during the six months ended June 30, 2018. These items were largely offset by the full redemption of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes (including premium) as well as the repayment of $26.3 million of debt assumed in the FacilitySource Acquisition in the current year.

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

In prior years, we also issued 4.875% and 5.25% senior notes that are due in 2026 and 2025, respectively. For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2017 and Note 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under the 2017 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2017 and Notes 5 and 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”  The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. A notional amount of $200.0 million of these interest rate swap agreements expired in October 2017. The remaining total notional amount of these interest rate swap agreements at June 30, 2018 was $200.0 million, which expire in September 2019. As of June 30, 2018 and December 31, 2017, the fair values of such interest rate swap agreements were reflected as a $2.1 million liability and a $4.8 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

Off –Balance Sheet Arrangements

Our off-balance sheet arrangements are described in Note 10 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.

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
•

changes in domestic and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, tariffs, currency controls and other trade control laws), particularly in Russia, Eastern Europe and the Middle East, due to the level of political instability in those regions;

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

The estimated fair value of our senior term loans was approximately $742.5 million at June 30, 2018. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $622.5 million and $447.0 million, respectively, at June 30, 2018.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2018, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $5.7 million on pre-tax income and an increase of $5.7 million in cash used in operating activities for the six months ended June 30, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by our Chief Accounting Officer and other members of our Disclosure Committee. In addition to our Chief Accounting Officer, our Disclosure Committee consists of our General Counsel, our Chief Digital and Technology Officer, our chief communication officer, our corporate controller, our head of Global SOX Assurance, our senior officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of June 30, 2018 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by our director compensation policy, two of our non-employee directors elected to receive shares of our Class A common stock as consideration for their service as directors in lieu of cash payments during the three months ended June 30, 2018. Director fees are allocated in quarterly installments, and the non-employee directors participating in the “stock in lieu of cash” program were issued 64 shares on May 7, 2018 in lieu of $3,000 in accrued director fees. The number of shares issued was based on the closing price on the NYSE of our Class A common stock on the date of issuance. The issuance of these securities qualified for an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.2	05/23/2018
11	Statement concerning Computation of Per Share Earnings (filed as Note 11 of the Consolidated Financial Statements)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

[Remainder of this page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: August 9, 2018	/s/ James R. Groch
James R. Groch
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2018	/s/ Dara A. Bazzano
Dara A. Bazzano
Chief Accounting Officer (Principal Accounting Officer)