Form 10-Q
period 2018-09-30
CBRE GROUP, INC.
filed 2018-11-09
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

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

The number of shares of Class A common stock outstanding at October 31, 2018 was 340,880,302.

FORM 10-Q

September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2018	2017
		(As Adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$550,468	$751,774
Restricted cash	77,470	73,045
Receivables, less allowance for doubtful accounts of $62,011 and $46,789 at September 30, 2018 and December 31, 2017, respectively	3,410,744	3,112,289
Warehouse receivables	1,598,021	928,038
Prepaid expenses	258,341	215,336
Contract assets	159,928	273,053
Income taxes receivable	54,694	49,628
Other current assets	268,648	227,421
Total Current Assets	6,378,314	5,630,584
Property and equipment, net	702,428	617,739
Goodwill	3,643,143	3,254,740
Other intangible assets, net of accumulated amortization of $1,147,504 and $1,000,738 at September 30, 2018 and December 31, 2017, respectively	1,403,424	1,399,112
Investments in unconsolidated subsidiaries	195,322	238,001
Deferred tax assets, net	79,494	98,746
Other assets, net	574,991	479,474
Total Assets	$12,977,116	$11,718,396
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,674,183	$1,573,672
Compensation and employee benefits payable	1,054,578	904,434
Accrued bonus and profit sharing	843,184	1,078,345
Contract liabilities	86,771	100,615
Income taxes payable	15,371	70,634
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,579,740	910,766
Revolving credit facility	141,000	—
Other	16	16
Total short-term borrowings	1,720,756	910,782
Current maturities of long-term debt	3,988	8
Other current liabilities	86,950	74,454
Total Current Liabilities	5,485,781	4,712,944
Long-term debt, net of current maturities	1,760,003	1,999,603
Deferred tax liabilities, net	187,613	147,218
Non-current tax liabilities	139,115	140,792
Other liabilities	632,213	543,225
Total Liabilities	8,204,725	7,543,782
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 340,880,302 and 339,459,138 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,409	3,395
Additional paid-in capital	1,277,630	1,220,508
Accumulated earnings	4,110,889	3,443,007
Accumulated other comprehensive loss	(678,972)	(552,414)
Total CBRE Group, Inc. Stockholders’ Equity	4,712,956	4,114,496
Non-controlling interests	59,435	60,118
Total Equity	4,772,391	4,174,614
Total Liabilities and Equity	$12,977,116	$11,718,396

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Revenue	$5,260,954	$4,638,596	$15,046,340	$13,129,133
Costs and expenses:
Cost of services	4,098,904	3,598,279	11,677,613	10,154,296
Operating, administrative and other	859,085	704,950	2,417,602	2,024,191
Depreciation and amortization	113,484	102,591	335,048	297,014
Total costs and expenses	5,071,473	4,405,820	14,430,263	12,475,501
Gain on disposition of real estate	236	6,180	12,565	18,863
Operating income	189,717	238,956	628,642	672,495
Equity income from unconsolidated subsidiaries	126,840	67,834	263,040	158,236
Other income	95,515	1,768	95,244	9,069
Interest income	1,231	3,129	6,341	6,967
Interest expense	26,651	34,483	82,394	103,923
Write-off of financing costs on extinguished debt	—	—	27,982	—
Income before provision for income taxes	386,652	277,204	882,891	742,844
Provision for income taxes	94,963	77,072	211,446	200,778
Net income	291,689	200,132	671,445	542,066
Less: Net income attributable to non-controlling interests	1,220	1,044	2,021	4,181
Net income attributable to CBRE Group, Inc.	$290,469	$199,088	$669,424	$537,885
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.86	$0.59	$1.97	$1.59
Weighted average shares outstanding for basic income per share	339,477,316	337,948,324	339,151,807	337,280,914
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.85	$0.58	$1.95	$1.58
Weighted average shares outstanding for diluted income per share	343,733,947	341,186,431	343,267,240	340,502,432

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Net income	$291,689	$200,132	$671,445	$542,066
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(30,985)	65,035	(130,879)	204,872
Adoption of Accounting Standards Update 2016-01, net of tax	—	—	(3,964)	—
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	570	1,260	1,953	4,148
Unrealized gains on interest rate swaps, net of tax	65	25	882	102
Unrealized holding gains (losses) on available for sale debt securities, net of tax	22	339	(605)	2,239
Other, net	(15)	(4)	5,513	(20)
Total other comprehensive (loss) income	(30,343)	66,655	(127,100)	211,341
Comprehensive income	261,346	266,787	544,345	753,407
Less: Comprehensive income attributable to non-controlling interests	1,357	1,227	1,479	4,544
Comprehensive income attributable to CBRE Group, Inc.	$259,989	$265,560	$542,866	$748,863

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$671,445	$542,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,048	297,014
Amortization and write-off of financing costs on extinguished debt	33,405	7,371
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(156,973)	(131,062)
Gain associated with remeasuring our investment in a previously unconsolidated subsidiary to fair value as of the date we acquired the remaining interest	(92,624)	—
Gains on disposition of real estate held for investment	(3,197)	—
Net realized and unrealized gains from investments	(2,620)	(9,069)
Equity income from unconsolidated subsidiaries	(263,040)	(158,236)
Provision for doubtful accounts	17,606	7,442
Compensation expense for equity awards	97,035	68,975
Proceeds from sale of mortgage loans	13,351,590	11,316,041
Origination of mortgage loans	(13,979,299)	(11,441,884)
Increase in warehouse lines of credit	668,974	161,600
Distribution of earnings from unconsolidated subsidiaries	262,670	155,937
Tenant concessions received	22,846	14,739
Purchase of equity securities	(66,380)	(61,813)
Proceeds from sale of equity securities	56,605	53,251
Increase in receivables, prepaid expenses and other assets (including contract assets)	(366,647)	(111,635)
(Increase) decrease in real estate held for sale and under development	(2,177)	10,784
Increase (decrease) in accounts payable and accrued expenses and other liabilities (including contract liabilities)	85,648	(78,695)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(136,257)	(231,364)
Increase in net income taxes receivable/payable	(21,642)	(10,631)
Other operating activities, net	(9,705)	(15,238)
Net cash provided by operating activities	502,311	385,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(151,893)	(101,606)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(313,560)	(36,063)
Contributions to unconsolidated subsidiaries	(31,026)	(36,659)
Distributions from unconsolidated subsidiaries	53,720	39,181
Net proceeds from disposition of real estate held for investment	14,174	—
Purchase of equity securities	(15,931)	(12,167)
Proceeds from sale of equity securities	11,402	11,959
Purchase of available for sale debt securities	(20,860)	(17,241)
Proceeds from the sale of available for sale debt securities	5,432	13,659
Other investing activities, net	(5,557)	1,156
Net cash used in investing activities	(454,099)	(137,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	550,000	—
Proceeds from revolving credit facility	2,913,000	911,000
Repayment of revolving credit facility	(2,772,000)	(911,000)
Repayment of 5.00% senior notes (including premium)	(820,000)	—
Proceeds from notes payable on real estate held for investment	83	79
Repayment of notes payable on real estate held for investment	(13,028)	(1,324)
Proceeds from notes payable on real estate held for sale and under development	3,156	3,341
Repayment of notes payable on real estate held for sale and under development	(2,991)	(10,777)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(14,970)	(23,331)
Repayment of debt assumed in acquisition of FacilitySource	(26,295)	—
Units repurchased for payment of taxes on equity awards	(27,696)	(29,549)
Non-controlling interest contributions	9,558	3,410
Non-controlling interest distributions	(11,382)	(6,643)
Other financing activities, net	(915)	(2,694)
Net cash used in financing activities	(213,480)	(67,488)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(31,613)	28,663
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(196,881)	208,987
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	824,819	831,412
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$627,938	$1,040,399
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95,822	$111,826
Income taxes, net	$235,305	$204,228

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2017 (As Adjusted)	$3,395	$1,220,508	$3,443,007	$(552,414)	$60,118	$4,174,614
Net income	—	—	669,424	—	2,021	671,445
Adoption of Accounting Standards Update 2016-01, net of tax (see Note 3)	—	—	3,964	(3,964)	—	—
Compensation expense for equity awards	—	97,035	—	—	—	97,035
Reclassification of stock incentive plan award from an equity award to a liability award	—	(9,074)	—	—	—	(9,074)
Units repurchased for payment of taxes on equity awards	—	(27,696)	—	—	—	(27,696)
Foreign currency translation loss	—	—	—	(130,337)	(542)	(130,879)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,953	—	1,953
Unrealized gains on interest rate swaps, net of tax	—	—	—	882	—	882
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(605)	—	(605)
Contributions from non-controlling interests	—	—	—	—	9,558	9,558
Distributions to non-controlling interests	—	—	—	—	(11,382)	(11,382)
Other	14	(3,143)	(5,506)	5,513	(338)	(3,460)
Balance at September 30, 2018	$3,409	$1,277,630	$4,110,889	$(678,972)	$59,435	$4,772,391

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations in our property leasing business was not significant. We apply the practical expedient related to remaining performance obligations that are part of a contract that has an original expected duration of one year or less and the practical expedient related to variable consideration from remaining performance obligations pursuant to the series guidance. All of our remaining performance obligations apply to one of these practical expedients.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Our provision for income taxes for 2017 included a provisional amount related to our estimate of the U.S. federal and state tax impact of the transition tax and other components of the Tax Act. In the first quarter of 2018, we obtained additional information affecting the provisional amount initially recorded for the transition tax. As a result, we recorded an immaterial adjustment to the transition tax in the tax provision for the nine months ended September 30, 2018. Provisional amounts that have been recorded are based upon our best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and the related guidance available. Our analysis of the available information, including the proposed regulations from the U.S. Treasury issued on August 1, 2018, has guided our assessment of the impact of certain positions. Given the complexity of the Tax Act, anticipated future guidance from the U.S. Treasury and Internal Revenue Service and the potential for additional guidance from the SEC or the FASB, we are continuing to analyze the impact of the Tax Act. Additional work is necessary on the provisional amount related to the transition tax, which includes performing a more detailed analysis of historic foreign earnings and tax pools, foreign cash positions, and potential corresponding adjustments. We anticipate finalizing and recording any resulting adjustments from our analysis during the quarter ending December 31, 2018.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following tables present the effects of the adoption of the new revenue recognition guidance on our consolidated statements of operations for the three and nine months ended September 30, 2017 (dollars in thousands, except share amounts):

	Three Months Ended September 30, 2017
	As Reported	Adoption of New Revenue Recognition Guidance	As Adjusted
Revenue	$3,549,977	$1,088,619	$4,638,596
Cost of services	2,513,377	1,084,902	3,598,279
Operating, administrative and other	704,898	52	704,950
Operating income	235,291	3,665	238,956
Income before provision for income taxes	273,539	3,665	277,204
Provision for income taxes	76,178	894	77,072
Net income	197,361	2,771	200,132
Net income attributable to CBRE Group, Inc.	196,317	2,771	199,088
Earnings per share:
Basic income per share	$0.58	$0.01	$0.59
Diluted income per share	0.58	—	0.58

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended September 30, 2017
	As Reported	Adoption of New Revenue Recognition Guidance	As Adjusted
Revenue	$9,873,396	$3,255,737	$13,129,133
Cost of services	6,919,018	3,235,278	10,154,296
Operating, administrative and other	2,023,503	688	2,024,191
Operating income	652,724	19,771	672,495
Income before provision for income taxes	723,073	19,771	742,844
Provision for income taxes	195,813	4,965	200,778
Net income	527,260	14,806	542,066
Net income attributable to CBRE Group, Inc.	523,079	14,806	537,885
Earnings per share:
Basic income per share	$1.55	$0.04	$1.59
Diluted income per share	1.54	0.04	1.58

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

In August 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. We adopted ASU 2016‑15 in the first quarter of 2018.  This resulted in changes to our consolidated statement of cash flows included in the accompanying consolidated financial statements, including:

•

An accounting policy election was made in the first quarter of 2018 to classify distributions from all of our equity method investments based on the “nature of distribution method”. Under this approach, we classify the distributions based on the nature of the activities of the investee that generated the distribution.  This resulted in $138.3 million of distributions from equity method investments being reclassified from cash flows from investing activities to cash flows from operating activities for the first nine months of 2017;

•

Purchase price payments made related to acquisitions more than three months after the acquisition closed are to be reflected as cash flows from financing activities (assuming they do not exceed the amount recorded in the initial measurement period). If we record an increase to the estimated purchase price liability post-measurement period, then such increase (i.e. amounts we pay out above and beyond initial estimate of liability) would get recorded as an operating cash flow.  This resulted in $23.3 million of cash paid for acquisitions being reclassified from cash used in investing activities to cash used in financing activities for the first nine months of 2017;

•

Payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment are to be reflected as cash used in financing activities. During the nine months ended September 30, 2018, we paid a $20.0 million premium in connection with the early redemption of our 5.00% senior notes (see Note 9). Such premium has been reflected in cash used in financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2018.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Recent Accounting Pronouncements Pending Adoption

The FASB previously issued three ASUs related to leases. The ASUs issued were: (1) in February 2016, ASU 2016-02, “Leases (Topic 842)”, (2) in July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and (3) in July 2018, ASU 2018-11 “Target Improvements.” ASU 2016-02 requires lessees to recognize most leases on the balance sheet as liabilities, with corresponding right-of-use assets. For income statement recognition purposes, leases will be classified as either a finance or operating lease in a manner similar to the requirements under the current lease accounting literature, but without relying upon the bright-line tests. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in ASU 2018-11 provide an optional method for adopting the new leasing guidance and provide lessors with a practical expedient to combine lease and associated non-lease components by class of underlying asset in contracts that meet certain criteria. These ASUs are effective for annual periods in fiscal years beginning after December 15, 2018.  We plan to adopt these ASUs in the first quarter of 2019 by using the optional transitional method with a cumulative-effect adjustment to the opening balance of retained earnings.  We have identified our lease populations and believe the adoption of the ASUs will have a material impact on our financial statements. Furthermore, we have decided to elect certain practical expedients afforded by the ASUs, including the expedient to forego separating lease and non-lease components in our lessee contracts, which will increase the magnitude of our balance sheet gross-up. While we continue to validate our lease data, we are progressing with the implementation and testing of our lease accounting system.

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

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. As ASU 2018-13 only revises disclosure requirements, it will not have any impact on our consolidated financial statements. We are evaluating the effect, if any, that ASU 2018‑13 will have on our disclosures.

In August 2018, the FASB issued ASU 2018‑14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. As ASU 2018-14 only revises disclosure requirements, it will not have any impact on our consolidated financial statements. We are evaluating the effect, if any, that ASU 2018‑14 will have on our disclosures.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following represents a summary of the excess purchase price over the estimated fair value of net assets acquired (dollars in thousands):

Estimated purchase price	$265,465
Less: Estimated fair value of net assets acquired (see table below)	(47,118)
Excess purchase price over estimated fair value of net assets acquired	$218,347

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

Assets Acquired:
Cash and cash equivalents	$2,627
Receivables, net	37,902
Prepaid expenses	477
Property and equipment	54,730
Other intangible assets	64,400
Other assets	114
Total assets acquired	160,250
Liabilities Assumed:
Accounts payable and accrued expenses	48,278
Compensation and employee benefits payable	1,472
Accrued bonus and profit sharing	5,036
Line of credit and term loan	26,295
Deferred tax liability	30,923
Other liabilities	1,128
Total liabilities assumed	113,132
Estimated Fair Value of Net Assets Acquired	$47,118

The following is a summary of the preliminary estimate of the amortizable intangible assets and depreciable computer software acquired in connection with the FacilitySource Acquisition (dollars in thousands):

			At September 30, 2018
Asset Class	Weighted Average Amortization/ Depreciation Period	Amount Assigned at Acquisition Date	Accumulated Amortization and Depreciation	Net Carrying Value
Intangibles:
Trade name	20 years	$38,950	$568	$38,382
Customer relationships	6.67 years	25,450	780	24,670
Total amortizable intangible assets acquired	14.7 years	$64,400	$1,348	$63,052
Property and Equipment:
Computer software	10 years	$51,850	$1,512	$50,338

Upon close of the FacilitySource Acquisition, we immediately repaid the line of credit and term loan assumed from FacilitySource.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The accompanying consolidated statement of operations for the three months ended September 30, 2018 include revenue, an operating loss and a net loss of $54.9 million, ($2.2) million and ($1.6) million, respectively, and for the nine months ended September 30, 2018 include revenue, an operating loss and a net loss of $67.5 million, ($2.4) million and ($1.8) million, respectively, attributable to the FacilitySource Acquisition. This does not include direct transaction and integration costs of $4.4 million and $4.6 million and depreciation and amortization expense of $2.3 million and $2.9 million, respectively, related to computer software and intangible assets acquired, all of which were incurred during both the three and nine months ended September 30, 2018 in connection with the FacilitySource Acquisition.

Unaudited pro forma results, assuming the FacilitySource Acquisition had occurred as of January 1, 2017 for purposes of the pro forma disclosures for the three and nine months ended September 30, 2018 and 2017, are presented below. They include certain adjustments for increased depreciation and amortization expense related to acquired computer software and intangible assets as well as increased interest expense associated with borrowings under our revolving credit facility used to fund the acquisition, as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation expense	$—	$1,090	$2,377	$3,269
Amortization expense	—	1,441	2,976	4,324
Interest expense	—	1,525	2,769	4,574

Pro forma adjustments also include the removal of $4.4 million and $4.6 million of direct costs incurred by us during the three and nine months ended September 30, 2018, respectively, as well as the tax impact of all pro forma adjustments for all periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the FacilitySource Acquisition occurred on January 1, 2017 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$5,260,954	$4,675,977	$15,143,266	$13,421,277
Operating income	194,155	231,975	623,771	651,553
Net income attributable to CBRE Group, Inc.	293,726	193,666	663,247	521,621
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.87	$0.57	$1.96	$1.55
Weighted average shares outstanding for basic income per share	339,477,316	337,948,324	339,151,807	337,280,914
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.85	$0.57	$1.93	$1.53
Weighted average shares outstanding for diluted income per share	343,733,947	341,186,431	343,267,240	340,502,432

5.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At September 30, 2018 and December 31, 2017, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2017	$928,038
Origination of mortgage loans	13,979,299
Gains (premiums on loan sales)	38,963
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(13,312,627)
Cash collections of premiums on loan sales	(38,963)
Proceeds from sale of mortgage loans	(13,351,590)
Net increase in mortgage servicing rights included in warehouse receivables	3,311
Ending balance at September 30, 2018	$1,598,021

The following table is a summary of our warehouse lines of credit in place as of September 30, 2018 and December 31, 2017 (dollars in thousands):

			September 30, 2018		December 31, 2017
			Maximum		Maximum
Lender	Current Maturity	Pricing	Facility Size	Carrying Value	Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/23/2018	daily one-month LIBOR plus 1.45%	$1,000,000	$870,446	$1,000,000	$192,180
JP Morgan (2)	10/23/2018	daily one-month LIBOR plus 2.75%	25,000	—	25,000	5,800
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	34,655	450,000	205,827
TD Bank, N.A. (TD Bank) (3)	6/30/2019	daily one-month LIBOR plus 1.20%	400,000	296,487	800,000	225,416
Bank of America, N.A. (BofA) (4)	6/4/2019	daily one-month LIBOR plus 1.30%	225,000	220,348	337,500	130,443
Capital One, N.A. (Capital One) (5)	7/27/2019	daily one-month LIBOR plus 1.35%	200,000	157,804	387,500	151,100
			$2,300,000	$1,579,740	$3,000,000	$910,766

(1)	In October 2018, the maximum facility size was increased to $1,010.0 million, the interest rate was changed to daily one-month LIBOR plus 1.30% and the maturity date was extended to October 21, 2019.
(2)	In October 2018, the maximum facility size was reduced to $15.0 million and the maturity date was extended to October 21, 2019.
(3)

Line was temporarily increased from $400.0 million to $800.0 million to accommodate 2017 year-end volume. Maximum facility reverted to $400.0 million on February 1, 2018. During July 2018, to accommodate increased volume, line was again temporarily increased to $800.0 million, reduced to $625.0 million on September 21, 2018, and reverted to $400.0 million on September 30, 2018. Our arrangement with TD Bank allows us to increase or decrease the line with a two-week notice.

(4)

Line was temporarily increased from $225.0 million to $337.5 million to accommodate 2017 year-end volume. Maximum facility reverted back to $225.0 million on January 27, 2018. Effective July 2, 2018, line was temporarily increased from $225.0 million to $337.5 million to accommodate projected volume in July. Maximum facility reverted to $225.0 million on August 18, 2018.

(5)

Line was temporarily increased from $200.0 million to $387.5 million to accommodate 2017 year-end volume. Maximum facility reverted back to $200.0 million on January 9, 2018. During July 2018, to accommodate increased volume, the line was temporarily increased from $200.0 million to $375.0 million, and reverted to $200.0 million on September 21, 2018.

During the nine months ended September 30, 2018, we had a maximum of $2.3 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Global Investment Management and Development Services segments which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of September 30, 2018 and December 31, 2017, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017
Investments in unconsolidated subsidiaries	$23,996	$26,273
Co-investment commitments	22,262	2,364
Other current assets	3,715	3,401
Maximum exposure to loss	$49,973	$32,038

7.	Fair Value Measurements

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

There were no significant transfers in or out of Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2017 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	As of September 30, 2018
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3,650	$—	$—	$3,650
Debt securities issued by U.S. federal agencies	—	10,459	—	10,459
Corporate debt securities	—	26,846	—	26,846
Asset-backed securities	—	4,694	—	4,694
Collateralized mortgage obligations	—	2,256	—	2,256
Total available for sale debt securities	3,650	44,255	—	47,905
Equity securities	148,778	—	—	148,778
Warehouse receivables	—	1,598,021	—	1,598,021
Total assets at fair value	$152,428	$1,642,276	$—	$1,794,704
Liabilities
Interest rate swaps	$—	$1,370	$—	$1,370
Securities sold, not yet purchased	3,529	—	—	3,529
Total liabilities at fair value	$3,529	$1,370	$—	$4,899

	As of December 31, 2017
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3,820	$—	$—	$3,820
Debt securities issued by U.S. federal agencies	—	4,901	—	4,901
Corporate debt securities	—	20,023	—	20,023
Asset-backed securities	—	3,577	—	3,577
Collateralized mortgage obligations	—	2,366	—	2,366
Total available for sale debt securities	3,820	30,867	—	34,687
Equity securities	133,595	—	—	133,595
Warehouse receivables	—	928,038	—	928,038
Total assets at fair value	$137,415	$958,905	$—	$1,096,320
Liabilities
Interest rate swaps	$—	$4,766	$—	$4,766
Securities sold, not yet purchased	3,431	—	—	3,431
Foreign currency exchange forward contracts	—	55	—	55
Total liabilities at fair value	$3,431	$4,821	$—	$8,252

During the three and nine months ended September 30, 2018, we recorded a gain of $92.6 million associated with remeasuring our 50% investment in a previously unconsolidated subsidiary in New England to fair value as of the date we acquired the remaining 50% controlling interest. Fair value of this investment in unconsolidated subsidiary at acquisition date was $110.1 million, based upon the purchase price paid for the remaining 50% interest acquired, excluding the estimated control premium paid, which falls under Level 3 of the fair value hierarchy. Such gain was reflected in other income in our Americas segment in the accompanying consolidated statements of operations for both the three and nine months ended September 30, 2018.

There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2017.

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

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $747.7 million at September 30, 2018 and $199.9 million at December 31, 2017. Their actual carrying value, net of unamortized debt issuance costs, totaled $744.1 million and $193.5 million at September 30, 2018 and December 31, 2017, respectively (see Note 9).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $612.9 million and $443.1 million, respectively, at September 30, 2018 and $645.7 million and $468.0 million, respectively, at December 31, 2017. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $592.6 million and $422.6 million, respectively, at September 30, 2018 and $592.0 million and $422.4 million, respectively, at December 31, 2017. In March 2018, we redeemed our 5.00% senior notes in full (see Note 9). At December 31, 2017, the estimated fair value (based on dealers’ quotes) and actual carrying value (net of unamortized debt issuance costs) of our 5.00% senior notes was $823.8 million and $791.7 million, respectively.

8.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 5.0% in our Global Investment Management segment, up to 10.0% in our Development Services segment, and up to 50.0% in our other business segments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Global Investment Management
Revenue	$305,829	$308,221	$931,116	$813,279
Operating income (loss)	329,982	(59,677)	607,344	32,211
Net income	281,580	36,937	454,871	101,334
Development Services
Revenue	$34,582	$29,273	$88,587	$78,276
Operating income	188,470	152,102	271,607	329,959
Net income	170,387	141,489	240,700	307,641
Other
Revenue	$52,534	$46,648	$161,471	$116,651
Operating income	4,537	6,504	16,427	17,483
Net income	3,920	7,868	16,140	21,526
Total
Revenue	$392,945	$384,142	$1,181,174	$1,008,206
Operating income	522,989	98,929	895,378	379,653
Net income	455,887	186,294	711,711	430,501

9.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2018	2017
Senior term loans, with interest ranging from 2.51% to 3.15%, due quarterly through 2022	$750,000	$200,000
4.875% senior notes due in 2026, net of unamortized discount	596,556	596,273
5.25% senior notes due in 2025, net of unamortized premium	426,180	426,317
5.00% senior notes, redeemed in full in March 2018	—	800,000
Other	4,737	8
Total long-term debt	1,777,473	2,022,598
Less: current maturities of long-term debt	(3,988)	(8)
Less: unamortized debt issuance costs	(13,482)	(22,987)
Total long-term debt, net of current maturities	$1,760,003	$1,999,603

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

The 2017 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of September 30, 2018, the 2017 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and matures on October 31, 2022 and (2) a $750.0 million delayed draw tranche A term loan facility, requiring  quarterly principal payments, which began on March 5, 2018 and continue through maturity on October 31, 2022, provided that in the event that our leverage ratio (as defined in the 2017 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date, no such quarterly principal payment shall be required on such date.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, our 2017 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2017 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2017 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2017 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 18.62x for the trailing twelve months ended September 30, 2018, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.79x as of September 30, 2018.

Short-Term Borrowings

Revolving Credit Facility

As of September 30, 2018, $141.0 million was outstanding under the revolving credit facility. In addition, as of September 30, 2018, letters of credit totaling $2.0 million were outstanding under our revolving credit facility under our 2017 Credit Agreement. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. As of December 31, 2017, no amounts were outstanding under the revolving credit facility other than letters of credit totaling $2.0 million.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $22.4 billion at September 30, 2018. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2018 and December 31, 2017, CBRE MCI had a $64.0 million and a $58.0 million, respectively, letter of credit under this reserve arrangement, and had recorded a liability of approximately $35.5 million and $32.9 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $717.6 million (including $471.9 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2018.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. These obligations are for the period from origination of the loan to the securitization date. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of September 30, 2018 and December 31, 2017, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $75.2 million as of September 30, 2018, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $69.0 million as of September 30, 2018 referred to in the preceding paragraphs represented the majority of the $75.2 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through September 2019.

We had guarantees totaling $55.7 million as of September 30, 2018, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $55.7 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2018, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Development Services business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Global Investment Management business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of September 30, 2018, we had aggregate commitments of $51.7 million to fund future co-investments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Additionally, an important part of our Development Services business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2018, we had committed to fund $23.6 million of additional capital to these unconsolidated subsidiaries.

11.	Income Per Share Information

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$290,469	$199,088	$669,424	$537,885
Weighted average shares outstanding for basic income per share	339,477,316	337,948,324	339,151,807	337,280,914
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.86	$0.59	$1.97	$1.59
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$290,469	$199,088	$669,424	$537,885
Weighted average shares outstanding for diluted income per share:
Weighted average shares outstanding for basic income per share	339,477,316	337,948,324	339,151,807	337,280,914
Dilutive effect of contingently issuable shares	4,256,631	3,236,525	4,114,910	3,217,594
Dilutive effect of stock options	—	1,582	523	3,924
Weighted average shares outstanding for diluted income per share	343,733,947	341,186,431	343,267,240	340,502,432
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.85	$0.58	$1.95	$1.58

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

For the three and nine months ended September 30, 2018, 34,470 and 28,922, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2017, 384,775 and 1,141,522, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Revenue from Contracts with Customers

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018 and 2017 by type of service and/or region (dollars in thousands):

	Three Months Ended September 30, 2018
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$1,964,677	$993,268	$256,835	$—	$—	$3,214,780
Leasing	598,384	123,339	99,416	—	1,902	823,041
Sales	294,884	103,664	73,997	—	95	472,640
Property management	171,824	59,459	69,469	—	2,718	303,470
Valuation	64,585	43,210	26,744	—	—	134,539
Commercial mortgage origination (1)	28,294	516	829	—	—	29,639
Investment management	—	—	—	93,061	—	93,061
Development services	—	—	—	—	21,038	21,038
Topic 606 Revenue	3,122,648	1,323,456	527,290	93,061	25,753	5,092,208
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	102,148	—	—	—	—	102,148
Loan servicing	43,893	2,387	186	—	—	46,466
Other revenue	12,033	5,593	2,506	—	—	20,132
Total Out of Scope of Topic 606 Revenue	158,074	7,980	2,692	—	—	168,746
Total revenue	$3,280,722	$1,331,436	$529,982	$93,061	$25,753	$5,260,954

	Three Months Ended September 30, 2017 (As Adjusted) (2)
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$1,764,103	$787,466	$240,667	$—	$—	$2,792,236
Leasing	506,366	105,368	88,506	—	559	700,799
Sales	290,168	83,937	80,966	—	270	455,341
Property management	162,670	62,606	60,907	—	2,337	288,520
Valuation	59,009	39,462	28,515	—	—	126,986
Commercial mortgage origination (1)	23,498	778	535	—	—	24,811
Investment management	—	—	—	92,122	—	92,122
Development services	—	—	—	—	12,945	12,945
Topic 606 Revenue	2,805,814	1,079,617	500,096	92,122	16,111	4,493,760
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	83,607	—	—	—	—	83,607
Loan servicing	36,021	2,315	—	—	—	38,336
Other revenue	14,190	6,767	1,936	—	—	22,893
Total Out of Scope of Topic 606 Revenue	133,818	9,082	1,936	—	—	144,836
Total revenue	$2,939,632	$1,088,699	$502,032	$92,122	$16,111	$4,638,596

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended September 30, 2018
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$5,682,409	$2,882,350	$787,667	$—	$—	$9,352,426
Leasing	1,535,242	330,223	271,181	—	2,861	2,139,507
Sales	832,195	279,985	202,115	—	513	1,314,808
Property management	517,995	178,376	208,965	—	6,379	911,715
Valuation	187,997	127,529	83,598	—	—	399,124
Commercial mortgage origination (1)	77,211	2,953	1,223	—	—	81,387
Investment management	—	—	—	315,698	—	315,698
Development services	—	—	—	—	57,733	57,733
Topic 606 Revenue	8,833,049	3,801,416	1,554,749	315,698	67,486	14,572,398
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	277,508	—	—	—	—	277,508
Loan servicing	124,746	7,035	407	—	—	132,188
Other revenue	36,070	19,691	8,485	—	—	64,246
Total Out of Scope of Topic 606 Revenue	438,324	26,726	8,892	—	—	473,942
Total revenue	$9,271,373	$3,828,142	$1,563,641	$315,698	$67,486	$15,046,340

	Nine Months Ended September 30, 2017 (As Adjusted) (2)
	Americas	EMEA	APAC	Global Investment Management	Development Services	Consolidated
Topic 606 Revenue:
Occupier outsourcing	$5,170,579	$2,181,050	$683,366	$—	$—	$8,034,995
Leasing	1,350,439	268,375	230,640	—	739	1,850,193
Sales	785,674	245,292	211,437	—	965	1,243,368
Property management	485,183	176,595	172,146	—	7,345	841,269
Valuation	177,789	109,200	86,220	—	—	373,209
Commercial mortgage origination (1)	73,199	4,583	1,989	—	—	79,771
Investment management	—	—	—	274,451	—	274,451
Development services	—	—	—	—	38,245	38,245
Topic 606 Revenue	8,042,863	2,985,095	1,385,798	274,451	47,294	12,735,501
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	217,881	—	—	—	—	217,881
Loan servicing	106,745	7,873	—	—	—	114,618
Other revenue	38,272	16,382	6,479	—	—	61,133
Total Out of Scope of Topic 606 Revenue	362,898	24,255	6,479	—	—	393,632
Total revenue	$8,405,761	$3,009,350	$1,392,277	$274,451	$47,294	$13,129,133

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

Contract Assets and Liabilities

We had contract assets totaling $220.8 million ($159.9 million of which was current) and $330.9 million ($273.1 million of which was current) as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, our contract assets decreased by $110.1 million, primarily due to contract assets moving to accounts receivable in our occupier outsourcing business (due to at-risk and incentive fees becoming billable per the contract terms) and in our leasing business (billing of commissions).

We had contract liabilities totaling $97.3 million ($86.8 million of which was current) and $100.6 million (all of which was current) as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, we recognized revenue of $78.1 million that was included in the contract liability balance at December 31, 2017.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contract Costs

Within our Occupier Outsourcing business line, we incur transition costs to fulfil contracts prior to services being rendered. We capitalized $10.5 million and $33.5 million, respectively, of transition costs during the three and nine months ended September 30, 2018, and $6.9 million and $21.6 million, respectively, of transition costs during the three and nine months ended September 30, 2017. We recorded amortization of transition costs of $5.4 million and $17.6 million, respectively, during the three and nine months ended September 30, 2018 and $5.2 million and $12.4 million, respectively, during the three and nine months ended September 30, 2017. No impairment loss in relation to the costs capitalized was recorded during the three and nine months ended September 30, 2018 or 2017.

13.	Segments

We report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa (EMEA); (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Revenue
Americas	$3,280,722	$2,939,632	$9,271,373	$8,405,761
EMEA	1,331,436	1,088,699	3,828,142	3,009,350
Asia Pacific	529,982	502,032	1,563,641	1,392,277
Global Investment Management	93,061	92,122	315,698	274,451
Development Services	25,753	16,111	67,486	47,294
Total revenue	$5,260,954	$4,638,596	$15,046,340	$13,129,133
Adjusted EBITDA
Americas	$255,813	$239,061	$740,009	$697,997
EMEA	78,671	72,145	182,136	177,893
Asia Pacific	41,393	43,307	118,134	111,139
Global Investment Management	10,555	23,202	56,148	72,971
Development Services	76,976	37,524	154,095	87,102
Total Adjusted EBITDA	$463,408	$415,239	$1,250,522	$1,147,102

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

Adjusted EBITDA is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, costs associated with our planned reorganization, certain carried interest incentive compensation reversal to align with the timing of associated revenue and other non-recurring costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Net income attributable to CBRE Group, Inc.	$290,469	$199,088	$669,424	$537,885
Add:
Depreciation and amortization	113,484	102,591	335,048	297,014
Interest expense	26,651	34,483	82,394	103,923
Write-off of financing costs on extinguished debt	—	—	27,982	—
Provision for income taxes	94,963	77,072	211,446	200,778
Less:
Interest income	1,231	3,129	6,341	6,967
EBITDA	524,336	410,105	1,319,953	1,132,633
Adjustments:
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	(92,624)	—	(92,624)	—
Reorganization costs (2)	12,768	—	12,768	—
Costs incurred in connection with litigation settlement	8,868	—	8,868	—
Integration and other costs related to acquisitions	6,100	—	6,100	27,351
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3,960	5,134	(4,543)	(12,882)
Adjusted EBITDA	$463,408	$415,239	$1,250,522	$1,147,102

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

(2)	Represents severance costs related to headcount reductions in connection with our planned reorganization announced in the third quarter of 2018 that will become effective January 1, 2019.

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Revenue
United States	$3,063,616	$2,699,197	$8,646,018	$7,816,048
United Kingdom	638,018	561,356	1,852,799	1,552,499
All other countries	1,559,320	1,378,043	4,547,523	3,760,586
Total revenue	$5,260,954	$4,638,596	$15,046,340	$13,129,133

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

On August 17, 2018, we announced a new organization structure that will become effective on January 1, 2019. Under the new structure, we will organize our operations around, and publicly report our financial results on, three global business segments: Advisory Services, Global Workplace Solutions and Real Estate Investments. For the remainder of 2018, we will continue to report our financial results under our existing business segments.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information (dollars in thousands) includes condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017 and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017 and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$6,242	$86,436	$457,783	$—	$550,468
Restricted cash	—	—	2,052	75,418	—	77,470
Receivables, net	—	7	1,419,698	1,991,039	—	3,410,744
Warehouse receivables (1)	—	—	1,005,583	592,438	—	1,598,021
Prepaid expenses	—	—	111,816	146,525	—	258,341
Contract assets	—	—	108,823	51,105	—	159,928
Income taxes receivable	5,291	1,856	14,812	39,883	(7,148)	54,694
Other current assets	—	—	65,315	203,333	—	268,648
Total Current Assets	5,298	8,105	2,814,535	3,557,524	(7,148)	6,378,314
Property and equipment, net	—	—	507,082	195,346	—	702,428
Goodwill	—	—	2,185,643	1,457,500	—	3,643,143
Other intangible assets, net	—	—	791,678	611,746	—	1,403,424
Investments in unconsolidated subsidiaries	—	—	155,254	40,068	—	195,322
Investments in consolidated subsidiaries	6,290,974	5,552,972	3,192,986	—	(15,036,932)	—
Intercompany loan receivable	—	2,618,536	700,000	98,973	(3,417,509)	—
Deferred tax assets, net	—	—	5,300	79,494	(5,300)	79,494
Other assets, net	—	19,448	453,493	102,050	—	574,991
Total Assets	$6,296,272	$8,199,061	$10,805,971	$6,142,701	$(18,466,889)	$12,977,116
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$5,837	$552,126	$1,116,220	$—	$1,674,183
Compensation and employee benefits payable	—	626	641,866	412,086	—	1,054,578
Accrued bonus and profit sharing	—	—	522,473	320,711	—	843,184
Contract liabilities	—	—	36,995	49,776	—	86,771
Income taxes payable	—	—	7,148	15,371	(7,148)	15,371
Short-term borrowings:					—
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	997,580	582,160	—	1,579,740
Revolving credit facility	—	141,000	—	—	—	141,000
Other	—	—	16	—	—	16
Total short-term borrowings	—	141,000	997,596	582,160	—	1,720,756
Current maturities of long-term debt	—	—	196	3,792	—	3,988
Other current liabilities	—	—	63,640	23,310	—	86,950
Total Current Liabilities	—	147,463	2,822,040	2,523,426	(7,148)	5,485,781
Long-Term Debt, net:
Long-term debt, net	—	1,759,254	23	726	—	1,760,003
Intercompany loan payable	1,583,316	—	1,834,193	−	(3,417,509)	—
Total Long-Term Debt, net	1,583,316	1,759,254	1,834,216	726	(3,417,509)	1,760,003
Deferred tax liabilities, net	—	—	68,127	124,786	(5,300)	187,613
Non-current tax liabilities	—	—	136,979	2,136	—	139,115
Other liabilities	—	1,370	391,637	239,206	—	632,213
Total Liabilities	1,583,316	1,908,087	5,252,999	2,890,280	(3,429,957)	8,204,725
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	4,712,956	6,290,974	5,552,972	3,192,986	(15,036,932)	4,712,956
Non-controlling interests	—	—	—	59,435	—	59,435
Total Equity	4,712,956	6,290,974	5,552,972	3,252,421	(15,036,932)	4,772,391
Total Liabilities and Equity	$6,296,272	$8,199,061	$10,805,971	$6,142,701	$(18,466,889)	$12,977,116

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,995,019	$2,265,935	$—	$5,260,954
Costs and expenses:
Cost of services	—	—	2,400,812	1,698,092	—	4,098,904
Operating, administrative and other	8,507	215	479,982	370,381	—	859,085
Depreciation and amortization	—	—	69,652	43,832	—	113,484
Total costs and expenses	8,507	215	2,950,446	2,112,305	—	5,071,473
Gain on disposition of real estate	—	—	187	49	—	236
Operating (loss) income	(8,507)	(215)	44,760	153,679	—	189,717
Equity income from unconsolidated subsidiaries	—	—	126,423	417	—	126,840
Other income (loss)	—	—	95,631	(116)	—	95,515
Interest income	—	33,563	1,086	145	(33,563)	1,231
Interest expense	—	25,769	28,651	5,794	(33,563)	26,651
Royalty and management service expense (income)	—	—	3,082	(3,082)	—	—
Income from consolidated subsidiaries	296,858	291,167	110,417	—	(698,442)	—
Income before (benefit of) provision for income taxes	288,351	298,746	346,584	151,413	(698,442)	386,652
(Benefit of) provision for income taxes	(2,118)	1,888	55,417	39,776	—	94,963
Net income	290,469	296,858	291,167	111,637	(698,442)	291,689
Less: Net income attributable to non-controlling interests	—	—	—	1,220	—	1,220
Net income attributable to CBRE Group, Inc.	$290,469	$296,858	$291,167	$110,417	$(698,442)	$290,469

	Three Months Ended September 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,641,711	$1,996,885	$—	$4,638,596
Costs and expenses:
Cost of services	—	—	2,122,082	1,476,197	—	3,598,279
Operating, administrative and other	770	756	374,994	328,430	—	704,950
Depreciation and amortization	—	—	60,610	41,981	—	102,591
Total costs and expenses	770	756	2,557,686	1,846,608	—	4,405,820
Gain on disposition of real estate	—	—	5,315	865	—	6,180
Operating (loss) income	(770)	(756)	89,340	151,142	—	238,956
Equity income from unconsolidated subsidiaries	—	—	65,439	2,395	—	67,834
Other income	—	—	455	1,313	—	1,768
Interest income	—	30,651	1,352	1,777	(30,651)	3,129
Interest expense	—	33,577	22,660	8,897	(30,651)	34,483
Royalty and management service (income) expense	—	—	(4,389)	4,389	—	—
Income from consolidated subsidiaries	199,563	201,834	100,381	—	(501,778)	—
Income before (benefit of) provision for income taxes	198,793	198,152	238,696	143,341	(501,778)	277,204
(Benefit of) provision for income taxes	(295)	(1,411)	36,862	41,916	—	77,072
Net income	199,088	199,563	201,834	101,425	(501,778)	200,132
Less: Net income attributable to non-controlling interests	—	—	—	1,044	—	1,044
Net income attributable to CBRE Group, Inc.	$199,088	$199,563	$201,834	$100,381	$(501,778)	$199,088

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$8,461,567	$6,584,773	$—	$15,046,340
Costs and expenses:
Cost of services	—	—	6,723,631	4,953,982	—	11,677,613
Operating, administrative and other	21,250	946	1,282,449	1,112,957	—	2,417,602
Depreciation and amortization	—	—	202,295	132,753	—	335,048
Total costs and expenses	21,250	946	8,208,375	6,199,692	—	14,430,263
Gain on disposition of real estate	—	—	6,637	5,928	—	12,565
Operating (loss) income	(21,250)	(946)	259,829	391,009	—	628,642
Equity income from unconsolidated subsidiaries	—	—	260,470	2,570	—	263,040
Other income (loss)	—	—	98,530	(3,286)	—	95,244
Interest income	—	101,195	4,874	1,467	(101,195)	6,341
Interest expense	—	79,722	87,942	15,925	(101,195)	82,394
Write-off of financing costs on extinguished debt	—	27,982	—	—	—	27,982
Royalty and management service expense (income)	—	—	1,410	(1,410)	—	—
Income from consolidated subsidiaries	685,383	690,982	273,061	—	(1,649,426)	—
Income before (benefit of) provision for income taxes	664,133	683,527	807,412	377,245	(1,649,426)	882,891
(Benefit of) provision for income taxes	(5,291)	(1,856)	116,430	102,163	—	211,446
Net income	669,424	685,383	690,982	275,082	(1,649,426)	671,445
Less: Net income attributable to non-controlling interests	—	—	—	2,021	—	2,021
Net income attributable to CBRE Group, Inc.	$669,424	$685,383	$690,982	$273,061	$(1,649,426)	$669,424

	Nine Months Ended September 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$7,650,497	$5,478,636	$—	$13,129,133
Costs and expenses:
Cost of services	—	—	6,097,599	4,056,697	—	10,154,296
Operating, administrative and other	1,532	1,643	1,078,754	942,262	—	2,024,191
Depreciation and amortization	—	—	176,035	120,979	—	297,014
Total costs and expenses	1,532	1,643	7,352,388	5,119,938	—	12,475,501
Gain on disposition of real estate	—	—	5,543	13,320	—	18,863
Operating (loss) income	(1,532)	(1,643)	303,652	372,018	—	672,495
Equity income from unconsolidated subsidiaries	—	—	154,769	3,467	—	158,236
Other income	—	1	1,481	7,587	—	9,069
Interest income	—	91,250	3,891	3,076	(91,250)	6,967
Interest expense	—	101,087	67,276	26,810	(91,250)	103,923
Royalty and management service (income) expense	—	—	(11,088)	11,088	—	—
Income from consolidated subsidiaries	538,830	545,910	234,098	—	(1,318,838)	—
Income before (benefit of) provision for income taxes	537,298	534,431	641,703	348,250	(1,318,838)	742,844
(Benefit of) provision for income taxes	(587)	(4,399)	95,793	109,971	—	200,778
Net income	537,885	538,830	545,910	238,279	(1,318,838)	542,066
Less: Net income attributable to non-controlling interests	—	—	—	4,181	—	4,181
Net income attributable to CBRE Group, Inc.	$537,885	$538,830	$545,910	$234,098	$(1,318,838)	$537,885

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$290,469	$296,858	$291,167	$111,637	$(698,442)	$291,689
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(30,985)	—	(30,985)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	570	—	—	—	570
Unrealized gains on interest rate swaps, net	—	65	—	—	—	65
Unrealized holding gains on available for sale debt securities, net	—	—	22	—	—	22
Other, net	—	—	(15)	—	—	(15)
Total other comprehensive income (loss)	—	635	7	(30,985)	—	(30,343)
Comprehensive income	290,469	297,493	291,174	80,652	(698,442)	261,346
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,357	—	1,357
Comprehensive income attributable to CBRE Group, Inc.	$290,469	$297,493	$291,174	$79,295	$(698,442)	$259,989

	Three Months Ended September 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$199,088	$199,563	$201,834	$101,425	$(501,778)	$200,132
Other comprehensive income:
Foreign currency translation gain	—	—	—	65,035	—	65,035
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,260	—	—	—	1,260
Unrealized gains on interest rate swaps, net	—	25	—	—	—	25
Unrealized holding gains on available for sale debt securities, net	—	—	331	8	—	339
Other, net	—	—	(4)	—	—	(4)
Total other comprehensive income	—	1,285	327	65,043	—	66,655
Comprehensive income	199,088	200,848	202,161	166,468	(501,778)	266,787
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,227	—	1,227
Comprehensive income attributable to CBRE Group, Inc.	$199,088	$200,848	$202,161	$165,241	$(501,778)	$265,560

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$669,424	$685,383	$690,982	$275,082	$(1,649,426)	$671,445
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(130,879)	—	(130,879)
Adoption of Accounting Standards Update 2016-01, net	—	—	(3,964)	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,953	—	—	—	1,953
Unrealized gains on interest rate swaps, net	—	882	—	—	—	882
Unrealized holding losses on available for sale debt securities, net	—	—	(605)	—	—	(605)
Other, net	—	—	5	5,508	—	5,513
Total other comprehensive income (loss)	—	2,835	(4,564)	(125,371)	—	(127,100)
Comprehensive income	669,424	688,218	686,418	149,711	(1,649,426)	544,345
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,479	—	1,479
Comprehensive income attributable to CBRE Group, Inc.	$669,424	$688,218	$686,418	$148,232	$(1,649,426)	$542,866

	Nine Months Ended September 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$537,885	$538,830	$545,910	$238,279	$(1,318,838)	$542,066
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	—	204,872	—	204,872
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	4,148	—	—	—	4,148
Unrealized gains on interest rate swaps, net	—	102	—	—	—	102
Unrealized holding gains on available for sale debt securities, net	—	—	2,056	183	—	2,239
Other, net	(2)	—	(18)	—	—	(20)
Total other comprehensive (loss) income	(2)	4,250	2,038	205,055	—	211,341
Comprehensive income	537,883	543,080	547,948	443,334	(1,318,838)	753,407
Less: Comprehensive income attributable to non-controlling interests	—	—	—	4,544	—	4,544
Comprehensive income attributable to CBRE Group, Inc.	$537,883	$543,080	$547,948	$438,790	$(1,318,838)	$748,863

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$77,947	$(1,315)	$300,163	$125,516	$502,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(96,412)	(55,481)	(151,893)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(297,370)	(16,190)	(313,560)
Contributions to unconsolidated subsidiaries	—	—	(26,866)	(4,160)	(31,026)
Distributions from unconsolidated subsidiaries	—	—	49,767	3,953	53,720
Net proceeds from disposition of real estate held for investment	—	—	−	14,174	14,174
Purchase of equity securities	—	—	(15,931)	—	(15,931)
Proceeds from sale of equity securities	—	—	11,402	—	11,402
Purchase of available for sale debt securities	—	—	(20,860)	—	(20,860)
Proceeds from the sale of available for sale debt securities	—	—	5,432	—	5,432
Other investing activities, net	—	—	(5,631)	74	(5,557)
Net cash used in investing activities	—	—	(396,469)	(57,630)	(454,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	550,000	—	—	550,000
Proceeds from revolving credit facility	—	2,913,000	—	—	2,913,000
Repayment of revolving credit facility	—	(2,772,000)	—	—	(2,772,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)	—	—	(820,000)
Proceeds from notes payable on real estate held for investment	—	—	—	83	83
Repayment of notes payable on real estate held for investment	—	—	—	(13,028)	(13,028)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,156	3,156
Repayment of notes payable on real estate held for sale and under development	—	—	—	(2,991)	(2,991)
Acquisition of businesses (cash (paid) received for acquisitions more than three months after purchase date)	—	—	(16,774)	1,804	(14,970)
Repayment of debt assumed in acquisition of FacilitySource	—	—	(26,295)	—	(26,295)
Units repurchased for payment of taxes on equity awards	(27,696)	—	—	—	(27,696)
Non-controlling interest contributions	—	—	—	9,558	9,558
Non-controlling interest distributions	—	—	—	(11,382)	(11,382)
(Increase) decrease in intercompany receivables, net	(50,622)	121,152	113,720	(184,250)	—
Other financing activities, net	371	(199)	—	(1,087)	(915)
Net cash (used in) provided by financing activities	(77,947)	(8,047)	70,651	(198,137)	(213,480)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	(31,613)	(31,613)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(9,362)	(25,655)	(161,864)	(196,881)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	15,604	114,143	695,065	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$6,242	$88,488	$533,201	$627,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$94,751	$—	$1,071	$95,822
Income taxes, net	$—	$—	$118,070	$117,235	$235,305

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2017 (As Adjusted) (1)
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$69,358	$(7,513)	$268,352	$55,396	$385,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(68,566)	(33,040)	(101,606)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(20,579)	(15,484)	(36,063)
Contributions to unconsolidated subsidiaries	—	—	(33,582)	(3,077)	(36,659)
Distributions from unconsolidated subsidiaries	—	—	34,544	4,637	39,181
Purchase of equity securities	—	—	(12,167)	—	(12,167)
Proceeds from sale of equity securities	—	—	11,959	—	11,959
Purchase of available for sale debt securities	—	—	(17,241)	—	(17,241)
Proceeds from the sale of available for sale debt securities	—	—	13,659	—	13,659
Other investing activities, net	—	—	892	264	1,156
Net cash used in investing activities	—	—	(91,081)	(46,700)	(137,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	911,000	—	—	911,000
Repayment of revolving credit facility	—	(911,000)	—	—	(911,000)
Proceeds from notes payable on real estate held for investment	—	—	—	79	79
Repayment of notes payable on real estate held for investment	—	—	—	(1,324)	(1,324)
Proceeds from notes payable on real estate held for sale and under development	—	—	—	3,341	3,341
Repayment of notes payable on real estate held for sale and under development	—	—	—	(10,777)	(10,777)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	—	—	(19,358)	(3,973)	(23,331)
Units repurchased for payment of taxes on equity awards	(29,549)	—	—	—	(29,549)
Non-controlling interest contributions	—	—	—	3,410	3,410
Non-controlling interest distributions	—	—	—	(6,643)	(6,643)
(Increase) decrease in intercompany receivables, net	(40,288)	(1,655)	22,315	19,628	—
Other financing activities, net	479	—	(3,145)	(28)	(2,694)
Net cash (used in) provided by financing activities	(69,358)	(1,655)	(188)	3,713	(67,488)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	28,663	28,663
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(9,168)	177,083	41,072	208,987
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	16,889	271,088	543,428	831,412
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$7,721	$448,171	$584,500	$1,040,399
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$111,795	$—	$31	$111,826
Income taxes, net	$—	$—	$80,156	$124,072	$204,228

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended September 30, 2018 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2017. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Our business is focused on providing services to both occupiers of and investors in real estate. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. For investors, we provide capital markets (property sales, commercial mortgage brokerage, loan origination and servicing), leasing, investment management, property management, valuation and development services, among others. We provide commercial real estate services under the “CBRE” brand name, investment management services under the “CBRE Global Investors” brand name and development services under the “Trammell Crow Company” brand name.

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

In 2017, we generated revenue from a highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2018 we were ranked #207 on the Fortune 500. We have been voted the most recognized commercial real estate brand in a Lipsey Company survey for 17 years in a row (including 2018). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for five consecutive years.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to these policies as of September 30, 2018, except for the adoption of new revenue recognition guidance in the first quarter of 2018 and an update to our estimate of the U.S. federal and state tax impact of the transition tax related to the Tax Cuts and Jobs Act (the Tax Act). For a detailed discussion of our new revenue recognition policies and updates to income taxes, see Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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

Commercial real estate markets in the United States have generally been marked by increased demand for space, falling vacancies and higher rents since 2010. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, including higher occupancy rates and rents, broad, low-cost credit availability and increased institutional capital allocations to commercial real estate. Following years of strong growth, U.S. property sales volumes slowed in 2016 and 2017, but have improved modestly thus far in 2018 as significant capital continues to target commercial real estate, and the availability of relatively low-cost financing remains plentiful. The market for commercial real estate leasing has also remained strong, reflecting healthy economic growth.

European countries began to emerge from recession in 2013, with economic growth improving in 2017 and 2018. Sales and leasing activity have also improved steadily across most of continental Europe for more than three years. Leasing demand has remained strong, though sales market volumes have been relatively flat thus far in 2018. Since the United Kingdom’s June 2016 referendum to leave the European Union (EU), sentiment in that country has improved. While steady progress continues to be made regarding the United Kingdom’s long-term relationship with the EU, the absence of an agreement as the March 2019 deadline draws closer has contributed to uncertainty more recently.

In Asia Pacific, real estate leasing and investment markets have been active since late 2016. Leasing activity has continued to grow solidly in 2018, while investment levels have cooled as investors became more cautious. However, Asia Pacific investors remain a significant source of real estate investment both in the region and across other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Actively managed real estate equity strategies have been pressured by a shift in investor preferences from active to passive portfolio strategies and concerns about higher interest rates.

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

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2017, we completed 11 in-fill acquisitions, including two leading Software as a Service (SaaS) platforms – one that produces scalable interactive visualization technologies for commercial real estate and one that provides technology solutions for facilities management operations, a healthcare-focused project manager in Australia, a full-service brokerage and management boutique in South Florida, a technology-enabled national boutique commercial real estate finance and consulting firm in the United States, a retail consultancy in France, a majority interest in a Toronto-based investment management business specializing in private infrastructure and private equity investments, a San Francisco-based technology-focused boutique real estate brokerage firm, a project management and design engineering firm operating across the United States, a Washington, D.C.-based retail brokerage operation and a leading technical engineering services provider in Italy. During the nine months ended September 30, 2018, we acquired a retail leasing and property management firm in Australia, two firms in Israel (our former affiliate and a majority interest in a local facilities management provider), a commercial real estate services provider in San Antonio, a provider of real estate and facilities consulting services to healthcare companies across the United States and the remaining 50% equity interest in our longstanding New England joint venture.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2018, we have accrued deferred consideration totaling $148.2 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the nine months ended September 30, 2018, approximately 43% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Korean won, Mexican peso, New Zealand dollar, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
United States dollar	$3,063,616	58.3%	$2,699,197	58.2%	$8,646,018	57.4%	$7,816,048	59.6%
British pound sterling	638,018	12.1%	561,356	12.1%	1,852,799	12.3%	1,552,499	11.8%
Euro	548,688	10.4%	430,581	9.3%	1,604,986	10.7%	1,185,416	9.0%
Canadian dollar	175,629	3.3%	160,790	3.4%	517,586	3.4%	431,044	3.3%
Australian dollar	117,557	2.2%	118,549	2.6%	347,490	2.3%	330,426	2.6%
Indian rupee	99,135	1.9%	90,893	2.0%	306,380	2.0%	263,059	2.0%
Chinese yuan	77,740	1.5%	64,722	1.4%	209,399	1.4%	172,848	1.3%
Singapore dollar	67,311	1.3%	60,510	1.3%	195,817	1.3%	182,480	1.4%
Japanese yen	55,904	1.1%	69,039	1.5%	183,563	1.2%	182,884	1.4%
Hong Kong dollar	43,100	0.8%	39,283	0.8%	117,455	0.8%	104,780	0.8%
Brazilian real	42,835	0.8%	66,089	1.4%	127,986	0.9%	135,305	1.0%
Swiss franc	42,235	0.8%	37,750	0.8%	129,549	0.9%	109,334	0.8%
Mexican peso	32,835	0.6%	31,199	0.7%	99,833	0.7%	80,654	0.6%
Polish zloty	20,886	0.4%	20,277	0.4%	59,833	0.4%	47,396	0.4%
Danish krone	18,842	0.4%	19,199	0.4%	60,773	0.4%	56,364	0.4%
Thai baht	18,081	0.3%	17,652	0.4%	56,444	0.4%	45,718	0.3%
Swedish krona	15,955	0.3%	14,508	0.3%	52,049	0.3%	45,616	0.3%
New Zealand dollar	15,784	0.3%	11,729	0.3%	43,912	0.3%	32,805	0.3%
Korean won	14,059	0.3%	11,992	0.3%	40,144	0.3%	34,620	0.3%
Other currencies	152,744	2.9%	113,281	2.4%	394,324	2.6%	319,837	2.4%
Total revenue	$5,260,954	100.0%	$4,638,596	100.0%	$15,046,340	100.0%	$13,129,133	100.0%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2018, the net impact would have been an increase in pre-tax income of $4.3 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2018, the net impact would have been an increase in pre-tax income of $8.7 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$730,061	13.9%	$632,256	13.6%	$2,204,755	14.7%	$1,812,968	13.8%
Property management	148,246	2.8%	138,265	3.0%	446,556	3.0%	397,327	3.0%
Valuation	134,539	2.6%	126,986	2.7%	399,124	2.7%	373,209	2.8%
Loan servicing	46,466	0.9%	38,336	0.8%	132,188	0.9%	114,618	0.9%
Investment management	93,061	1.8%	92,122	2.0%	315,698	2.1%	274,451	2.1%
Leasing	823,041	15.6%	700,799	15.1%	2,139,507	14.2%	1,850,193	14.1%
Capital Markets:
Sales	472,640	9.0%	455,341	9.8%	1,314,808	8.7%	1,243,368	9.5%
Commercial mortgage origination	131,787	2.5%	108,418	2.3%	358,895	2.4%	297,652	2.3%
Other:
Development services	21,038	0.4%	12,945	0.3%	57,733	0.4%	38,245	0.3%
Other	20,132	0.3%	22,893	0.6%	64,246	0.3%	61,133	0.4%
Total fee revenue	2,621,011	49.8%	2,328,361	50.2%	7,433,510	49.4%	6,463,164	49.2%
Pass through costs also recognized as revenue	2,639,943	50.2%	2,310,235	49.8%	7,612,830	50.6%	6,665,969	50.8%
Total revenue	5,260,954	100.0%	4,638,596	100.0%	15,046,340	100.0%	13,129,133	100.0%
Costs and expenses:
Cost of services	4,098,904	77.9%	3,598,279	77.6%	11,677,613	77.6%	10,154,296	77.3%
Operating, administrative and other	859,085	16.3%	704,950	15.2%	2,417,602	16.1%	2,024,191	15.4%
Depreciation and amortization	113,484	2.2%	102,591	2.2%	335,048	2.2%	297,014	2.3%
Total costs and expenses	5,071,473	96.4%	4,405,820	95.0%	14,430,263	95.9%	12,475,501	95.0%
Gain on disposition of real estate	236	0.0%	6,180	0.2%	12,565	0.1%	18,863	0.1%
Operating income	189,717	3.6%	238,956	5.2%	628,642	4.2%	672,495	5.1%
Equity income from unconsolidated subsidiaries	126,840	2.4%	67,834	1.5%	263,040	1.7%	158,236	1.2%
Other income	95,515	1.8%	1,768	0.0%	95,244	0.6%	9,069	0.1%
Interest income	1,231	0.0%	3,129	0.1%	6,341	0.0%	6,967	0.1%
Interest expense	26,651	0.5%	34,483	0.7%	82,394	0.5%	103,923	0.8%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	27,982	0.1%	—	0.0%
Income before provision for income taxes	386,652	7.3%	277,204	6.1%	882,891	5.9%	742,844	5.7%
Provision for income taxes	94,963	1.8%	77,072	1.8%	211,446	1.4%	200,778	1.6%
Net income	291,689	5.5%	200,132	4.3%	671,445	4.5%	542,066	4.1%
Less: Net income attributable to non-controlling interests	1,220	0.0%	1,044	0.0%	2,021	0.1%	4,181	0.0%
Net income attributable to CBRE Group, Inc.	$290,469	5.5%	$199,088	4.3%	$669,424	4.4%	$537,885	4.1%
EBITDA	$524,336	10.0%	$410,105	8.8%	$1,319,953	8.8%	$1,132,633	8.6%
Adjusted EBITDA	$463,408	8.8%	$415,239	9.0%	$1,250,522	8.3%	$1,147,102	8.7%

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

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, costs associated with our planned reorganization, certain carried interest incentive compensation reversal to align with the timing of associated revenue and other non-recurring costs. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted) (1)		(As Adjusted) (1)
Net income attributable to CBRE Group, Inc.	$290,469	$199,088	$669,424	$537,885
Add:
Depreciation and amortization	113,484	102,591	335,048	297,014
Interest expense	26,651	34,483	82,394	103,923
Write-off of financing costs on extinguished debt	—	—	27,982	—
Provision for income taxes	94,963	77,072	211,446	200,778
Less:
Interest income	1,231	3,129	6,341	6,967
EBITDA	524,336	410,105	1,319,953	1,132,633
Adjustments:
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	(92,624)	—	(92,624)	—
Reorganization costs (2)	12,768	—	12,768	—
Costs incurred in connection with litigation settlement	8,868	—	8,868	—
Integration and other costs related to acquisitions	6,100	—	6,100	27,351
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3,960	5,134	(4,543)	(12,882)
Adjusted EBITDA	$463,408	$415,239	$1,250,522	$1,147,102

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

(2)	Represents severance costs related to headcount reductions in connection with our planned reorganization announced in the third quarter of 2018 that will become effective January 1, 2019.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

We reported consolidated net income of $290.5 million for the three months ended September 30, 2018 on revenue of $5.3 billion as compared to consolidated net income of $199.1 million on revenue of $4.6 billion for the three months ended September 30, 2017.

Our revenue on a consolidated basis for the three months ended September 30, 2018 increased by $622.4 million, or 13.4%, as compared to the three months ended September 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 16.3%) and property management revenue (up 6.6%) as well as increased leasing (up 18.4%), sales (up 5.0%) and commercial mortgage origination activity (up 21.6%). Foreign currency translation had a $51.4 million negative impact on total revenue during the three months ended September 30, 2018, primarily driven by weakness in the Argentine peso, Australian dollar, Brazilian real, Canadian dollar and Indian rupee.

Our cost of services on a consolidated basis increased by $500.6 million, or 13.9%, during the three months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily due to higher costs associated with our occupier outsourcing business. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. These items were partially offset by the impact of foreign currency translation, which had a $41.1 million positive impact on total cost of services during the three months ended September 30, 2018. Cost of services as a percentage of revenue was relatively consistent at 77.9% for the three months ended September 30, 2018 versus 77.6% for the three months ended September 30, 2017.

Our operating, administrative and other expenses on a consolidated basis increased by $154.1 million, or 21.9%, during the three months ended September 30, 2018 as compared to the same period in 2017. The increase was mostly driven by higher payroll-related costs (including increases in bonus and stock compensation expense) as well as increases in consulting, marketing and occupancy costs. During the third quarter of 2018, we also incurred $12.8 million of severance costs in connection with our planned reorganization and $8.9 million of costs as a result of a litigation settlement, which partially contributed to operating expenses as a percentage of revenue increasing to 16.3% for the three months ended September 30, 2018 versus 15.2% for the three months ended September 30, 2017. Higher bonus expense in our Development Services segment with no corresponding increase in revenue (as bonus expense was attributable to an increase in equity income from unconsolidated subsidiaries) also led to operating expenses as a percentage of revenue being higher in the current year. Foreign currency translation had a $7.2 million positive impact on total operating expenses during the three months ended September 30, 2018.

Our depreciation and amortization expense on a consolidated basis increased by $10.9 million, or 10.6%, during the three months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily attributable to a rise in depreciation expense of $7.8 million during the three months ended September 30, 2018 driven by technology-related capital expenditures. Higher amortization expense associated with mortgage servicing rights also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $59.0 million, or 87.0%, during the three months ended September 30, 2018 as compared to the same period in 2017, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our other income on a consolidated basis was $95.5 million for the three months ended September 30, 2018 as compared to $1.8 million for the same period in 2017. Included in other income for the three months ended September 30, 2018 was a one-time gain of $92.6 million associated with remeasuring our investment in a previously unconsolidated subsidiary in New England to fair value as of the date we acquired the remaining controlling interest.

Our consolidated interest expense decreased by $7.8 million, or 22.7%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This decrease was primarily driven by the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018.

Our provision for income taxes on a consolidated basis was $95.0 million for the three months ended September 30, 2018 as compared to $77.1 million for the same period in 2017. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 24.6% for the three months ended September 30, 2018 compared to 27.9% for the three months ended September 30, 2017. We benefited from a lower U.S. corporate tax rate, with such rate being 35% in 2017 versus 21% in 2018. The effect of the decrease in the U.S. corporate tax rate was partially offset by discrete tax benefits for the three months ended September 30, 2017 from the re-measurement of income tax exposures relating to prior periods with no similar items for the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

We reported consolidated net income of $669.4 million for the nine months ended September 30, 2018 on revenue of $15.0 billion as compared to consolidated net income of $537.9 million on revenue of $13.1 billion for the nine months ended September 30, 2017.

Our revenue on a consolidated basis for the nine months ended September 30, 2018 increased by $1.9 billion, or 14.6%, as compared to the nine months ended September 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing revenue (up 14.4%) and property management revenue (up 6.7%), increased leasing (up 14.6%), sales (up 4.4%) and commercial mortgage origination activity (up 20.5%) and higher revenue from our Global Investment Management segment (up 10.7%). In addition, foreign currency translation had a $229.8 million positive impact on total revenue during the nine months ended September 30, 2018, primarily driven by strength in the British pound sterling and euro.

Our cost of services on a consolidated basis increased by $1.5 billion, or 15.0%, during the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily due to higher costs associated with our occupier outsourcing business. In addition, as previously mentioned, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in sales and lease transaction revenue led to a corresponding increase in commission expense. Lastly, foreign currency translation had a $174.2 million negative impact on total cost of services during the nine months ended September 30, 2018. Cost of services as a percentage of revenue was relatively consistent at 77.6% for the nine months ended September 30, 2018 versus 77.3% for the nine months ended September 30, 2017.

Our operating, administrative and other expenses on a consolidated basis increased by $393.4 million, or 19.4%, during the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was mostly driven by higher payroll-related costs (including increases in bonus and stock compensation expense), higher carried interest expense and increases in consulting, marketing and occupancy costs. During the first nine months of 2018, we also incurred $12.8 million of severance costs in connection with our planned reorganization and $8.9 million of costs as a result of a litigation settlement, the impact of which was mostly offset by lower integration and other costs associated with acquisitions. Foreign currency translation also had a $43.6 million negative impact on total operating expenses during the nine months ended September 30, 2018. Operating expenses as a percentage of revenue increased from 15.4% for the nine months ended September 30, 2017 to 16.1% for the nine months ended September 30, 2018, partially driven by higher bonus expense in our Development Services segment with no corresponding increase in revenue (as bonus expense was attributable to an increase in equity income from unconsolidated subsidiaries).

Our depreciation and amortization expense on a consolidated basis increased by $38.0 million, or 12.8%, during the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily attributable to a rise in depreciation expense of $20.2 million during the nine months ended September 30, 2018 driven by technology-related capital expenditures. Higher amortization expense associated with mortgage servicing rights and intangibles acquired in acquisitions also contributed to the increase.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $104.8 million, or 66.2%, during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily driven by higher equity earnings associated with gains on property sales reported in our Development Services segment.

Our other income on a consolidated basis was $95.2 million for the nine months ended September 30, 2018 as compared to $9.1 million for the same period in 2017. Included in other income for the nine months ended September 30, 2018 was a one-time gain of $92.6 million associated with remeasuring our investment in a previously unconsolidated subsidiary in New England to fair value as of the date we acquired the remaining controlling interest.

Our consolidated interest expense decreased by $21.5 million, or 20.7%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was primarily driven by the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018.

Our write-off of financing costs on extinguished debt on a consolidated basis was $28.0 million for the nine months ended September 30, 2018. These costs included a $20.0 million premium paid and the write-off of $8.0 million of unamortized deferred financing costs in connection with the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $211.4 million for the nine months ended September 30, 2018 as compared to $200.8 million for the same period in 2017. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased to 24.0% for the nine months ended September 30, 2018 compared to 27.2% for the nine months ended September 30, 2017. We benefited from a lower U.S. corporate tax rate, with such rate being 35% in 2017 versus 21% in 2018. The effect of the decrease in the U.S. corporate tax rate was partially offset by discrete tax benefits for the nine months ended September 30, 2017 from the re-measurement of income tax exposures relating to prior periods with no similar items for the nine months ended September 30, 2018.

Segment Operations

On August 17, 2018, we announced a new organization structure that will become effective on January 1, 2019. Under the new structure, we will organize our operations around, and publicly report our financial results on, three global business segments: Advisory Services, Global Workplace Solutions and Real Estate Investments. For the remainder of 2018, we will continue to report our financial results under our existing business segments.

As of September 30, 2018, we report our operations through the following segments: (1) Americas; (2) Europe, Middle East and Africa (EMEA); (3) Asia Pacific; (4) Global Investment Management; and (5) Development Services. The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA mainly consists of operations in Europe, while Asia Pacific includes operations in Asia, Australia and New Zealand. The Global Investment Management business consists of investment management operations in North America, Europe and Asia Pacific. The Development Services business consists of real estate development and investment activities primarily in the United States.

Americas

The following table summarizes our results of operations for our Americas operating segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$320,580	9.8%	$274,098	9.3%	$939,866	10.1%	$798,758	9.5%
Property management	78,684	2.4%	70,381	2.4%	234,217	2.5%	207,831	2.5%
Valuation	64,585	2.0%	59,009	2.0%	187,997	2.0%	177,789	2.1%
Loan servicing	43,893	1.3%	36,021	1.2%	124,746	1.3%	106,745	1.3%
Leasing	598,384	18.2%	506,366	17.2%	1,535,242	16.6%	1,350,439	16.1%
Capital Markets:
Sales	294,884	9.0%	290,168	9.9%	832,195	9.0%	785,674	9.3%
Commercial mortgage origination	130,442	4.0%	107,105	3.6%	354,719	3.8%	291,080	3.5%
Other	12,033	0.3%	14,190	0.6%	36,070	0.5%	38,272	0.4%
Total fee revenue	1,543,485	47.0%	1,357,338	46.2%	4,245,052	45.8%	3,756,588	44.7%
Pass through costs also recognized as revenue	1,737,237	53.0%	1,582,294	53.8%	5,026,321	54.2%	4,649,173	55.3%
Total revenue	3,280,722	100.0%	2,939,632	100.0%	9,271,373	100.0%	8,405,761	100.0%
Costs and expenses:
Cost of services	2,628,119	80.1%	2,364,102	80.4%	7,409,141	79.9%	6,726,030	80.0%
Operating, administrative and other	427,959	13.0%	340,219	11.6%	1,167,856	12.6%	1,013,524	12.1%
Depreciation and amortization	84,825	2.6%	73,768	2.5%	243,499	2.6%	214,061	2.5%
Operating income	139,819	4.3%	161,543	5.5%	450,877	4.9%	452,146	5.4%
Equity income from unconsolidated subsidiaries	2,621	0.0%	3,295	0.1%	14,154	0.1%	13,157	0.2%
Other income	95,630	2.9%	455	0.0%	98,561	1.1%	1,494	0.0%
Add-back: Depreciation and amortization	84,825	2.6%	73,768	2.5%	243,499	2.6%	214,061	2.5%
EBITDA	$322,895	9.8%	$239,061	8.1%	$807,091	8.7%	$680,858	8.1%
Adjusted EBITDA	$255,813	7.8%	$239,061	8.1%	$740,009	8.0%	$697,997	8.3%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue increased by $341.1 million, or 11.6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue as well as improved sales, leasing and commercial mortgage origination activity. Foreign currency translation had a $23.6 million negative impact on total revenue during the three months ended September 30, 2018, primarily driven by weakness in the Argentine peso, Brazilian real and Canadian dollar.

Cost of services increased by $264.0 million, or 11.2%, for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue. Foreign currency translation had a $19.2 million positive impact on total cost of services during the three months ended September 30, 2018. Cost of services as a percentage of revenue was relatively consistent at 80.1% for the three months ended September 30, 2018 versus 80.4% for the same period in 2017.

Operating, administrative and other expenses increased by $87.7 million, or 25.8%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was partly driven by higher payroll-related costs (including increases in bonus and stock compensation expense) as well as increases in consulting, marketing and occupancy costs. During the third quarter of 2018, we also incurred $10.6 million of severance costs in connection with our planned reorganization and $8.9 million of costs as a result of a litigation settlement. Foreign currency translation had a $3.3 million positive impact on total operating expenses during the three months ended September 30, 2018.

We earn fees from the origination and sale of commercial mortgage loans for which the company retains the servicing rights. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights (MSR) to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Upon sale, we record a servicing asset or liability based on the fair value of the retained MSR associated with the transferred loan. Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended September 30, 2018, MSRs contributed to operating income $45.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $30.3 million of amortization of related intangible assets. For the three months ended September 30, 2017, MSRs contributed to operating income $35.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $25.8 million of amortization of related intangible assets.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue increased by $865.6 million, or 10.3%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The revenue increase reflects strong organic growth fueled by higher occupier outsourcing and property management revenue as well as improved sales, leasing and commercial mortgage origination activity. Foreign currency translation had a $15.4 million negative impact on total revenue during the nine months ended September 30, 2018, primarily driven by weakness in the Argentine peso and Brazilian real, partially offset by strength in the Canadian dollar.

Cost of services increased by $683.1 million, or 10.2%, for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. Also contributing to the variance was higher commission expense resulting from improved sales and lease transaction revenue. Foreign currency translation had a $13.2 million positive impact on total cost of services during the nine months ended September 30, 2018. Cost of services as a percentage of revenue was consistent at 79.9% for the nine months ended September 30, 2018 versus 80.0% for the same period in 2017.

Operating, administrative and other expenses increased by $154.3 million, or 15.2%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was partly driven by higher payroll-related costs (including increases in bonus and stock compensation expense) as well as increases in consulting, marketing and occupancy costs. During the first nine months of 2018, we also incurred $10.6 million of severance costs in connection with our planned reorganization and $8.9 million of costs as a result of a litigation settlement, the impact of which was partly offset by lower integration and other costs associated with acquisitions. Foreign currency translation had a $2.6 million positive impact on total operating expenses during the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, MSRs contributed to operating income $117.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $83.8 million of amortization of related intangible assets. For the nine months ended September 30, 2017, MSRs contributed to operating income $96.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $72.5 million of amortization of related intangible assets.

EMEA

The following table summarizes our results of operations for our EMEA operating segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$337,627	25.4%	$294,772	27.1%	$1,050,092	27.4%	$834,769	27.7%
Property management	44,181	3.3%	43,428	4.0%	136,996	3.6%	120,251	4.0%
Valuation	43,210	3.2%	39,462	3.6%	127,529	3.3%	109,200	3.6%
Loan servicing	2,387	0.2%	2,315	0.2%	7,035	0.2%	7,873	0.3%
Leasing	123,339	9.3%	105,368	9.7%	330,223	8.6%	268,375	8.9%
Capital Markets:
Sales	103,664	7.8%	83,937	7.7%	279,985	7.3%	245,292	8.2%
Commercial mortgage origination	516	0.0%	778	0.1%	2,953	0.1%	4,583	0.2%
Other	5,593	0.4%	6,767	0.6%	19,691	0.6%	16,382	0.5%
Total fee revenue	660,517	49.6%	576,827	53.0%	1,954,504	51.1%	1,606,725	53.4%
Pass through costs also recognized as revenue	670,919	50.4%	511,872	47.0%	1,873,638	48.9%	1,402,625	46.6%
Total revenue	1,331,436	100.0%	1,088,699	100.0%	3,828,142	100.0%	3,009,350	100.0%
Costs and expenses:
Cost of services	1,070,288	80.4%	858,047	78.8%	3,079,906	80.5%	2,376,264	79.0%
Operating, administrative and other	183,509	13.8%	158,756	14.6%	568,484	14.9%	466,238	15.5%
Depreciation and amortization	19,718	1.5%	17,539	1.6%	58,841	1.5%	51,954	1.7%
Operating income	57,921	4.3%	54,357	5.0%	120,911	3.1%	114,894	3.8%
Equity income from unconsolidated subsidiaries	774	0.1%	399	0.0%	1,250	0.1%	1,218	0.1%
Other (loss) income	(15)	0.0%	(95)	0.0%	47	0.0%	(72)	0.0%
Less: Net income (loss) attributable to non-controlling interests	25	0.0%	55	0.0%	(789)	0.0%	(105)	0.0%
Add-back: Depreciation and amortization	19,718	1.5%	17,539	1.6%	58,841	1.5%	51,954	1.7%
EBITDA	$78,373	5.9%	$72,145	6.6%	$181,838	4.7%	$168,099	5.6%
Adjusted EBITDA	$78,671	5.9%	$72,145	6.6%	$182,136	4.7%	$177,893	5.9%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue increased by $242.7 million, or 22.3%, for the three months ended September 30, 2018 as compared to the same period in 2017. We achieved strong organic growth fueled by higher occupier outsourcing revenue as well as higher sales and leasing activity. Foreign currency translation had a $9.0 million negative impact on total revenue during the three months ended September 30, 2018, primarily driven by weakness in the euro, the Swedish krona and the Turkish lira.

Cost of services increased by $212.2 million, or 24.7%, for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. Cost of services as a percentage of revenue increased from 78.8% for the three months ended September 30, 2017 to 80.4% for the three months ended September 30, 2018, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, comprising a higher percentage of revenue than in the prior year. Foreign currency translation had a $7.6 million positive impact on total cost of services during the three months ended September 30, 2018.

Operating, administrative and other expenses increased by $24.8 million, or 15.6%, for the three months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs (including increased bonus expense) as well as increases in marketing and occupancy costs. Foreign currency translation also had a $0.8 million positive impact on total operating expenses during the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue increased by $818.8 million, or 27.2%, for the nine months ended September 30, 2018 as compared to the same period in 2017. We achieved strong organic growth fueled by higher occupier outsourcing revenue as well as higher sales and leasing activity. Foreign currency translation also had a $215.4 million positive impact on total revenue during the nine months ended September 30, 2018, primarily driven by strength in the British pound sterling and euro.

Cost of services increased by $703.6 million, or 29.6%, for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with our occupier outsourcing business. In addition, foreign currency translation had a $173.0 million negative impact on total cost of services during the nine months ended September 30, 2018. Cost of services as a percentage of revenue increased from 79.0% for the nine months ended September 30, 2017 to 80.5% for the nine months ended September 30, 2018, primarily driven by our revenue mix, with outsourcing revenue, which has a lower margin than sales and lease revenue, comprising a higher percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $102.2 million, or 21.9%, for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs (including increased bonus expense) and increases in marketing and occupancy costs. Foreign currency translation also had a $34.1 million negative impact on total operating expenses during the nine months ended September 30, 2018.

Asia Pacific

The following table summarizes our results of operations for our Asia Pacific operating segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Fee revenue:
Occupier outsourcing	$71,854	13.6%	$63,386	12.6%	$214,797	13.7%	$179,441	12.9%
Property management	22,663	4.3%	22,119	4.4%	68,964	4.4%	61,900	4.4%
Valuation	26,744	5.0%	28,515	5.7%	83,598	5.3%	86,220	6.2%
Loan servicing	186	0.0%	—	0.0%	407	0.0%	—	0.0%
Leasing	99,416	18.8%	88,506	17.6%	271,181	17.3%	230,640	16.6%
Capital Markets:
Sales	73,997	14.0%	80,966	16.1%	202,115	12.9%	211,437	15.2%
Commercial mortgage origination	829	0.2%	535	0.1%	1,223	0.1%	1,989	0.1%
Other	2,506	0.4%	1,936	0.5%	8,485	0.7%	6,479	0.5%
Total fee revenue	298,195	56.3%	285,963	57.0%	850,770	54.4%	778,106	55.9%
Pass through costs also recognized as revenue	231,787	43.7%	216,069	43.0%	712,871	45.6%	614,171	44.1%
Total revenue	529,982	100.0%	502,032	100.0%	1,563,641	100.0%	1,392,277	100.0%
Costs and expenses:
Cost of services	400,497	75.6%	376,130	74.9%	1,188,566	76.0%	1,052,002	75.6%
Operating, administrative and other	88,287	16.7%	82,706	16.5%	257,365	16.5%	229,715	16.5%
Depreciation and amortization	5,202	1.0%	4,657	0.9%	14,872	1.0%	13,360	1.0%
Operating income	35,996	6.7%	38,539	7.7%	102,838	6.5%	97,200	6.9%
Equity income from unconsolidated subsidiaries	195	0.1%	111	0.0%	424	0.1%	161	0.1%
Add-back: Depreciation and amortization	5,202	1.0%	4,657	0.9%	14,872	1.0%	13,360	1.0%
EBITDA	$41,393	7.8%	$43,307	8.6%	$118,134	7.6%	$110,721	8.0%
Adjusted EBITDA	$41,393	7.8%	$43,307	8.6%	$118,134	7.6%	$111,139	8.0%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue increased by $28.0 million, or 5.6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing and property management revenue as well as improved leasing activity. These increases were partially offset by lower sales activity as well as foreign currency translation, which had an $18.5 million negative impact on total revenue during the three months ended September 30, 2018, primarily driven by weakness in the Australian dollar and Indian rupee.

Cost of services increased by $24.4 million, or 6.5%, for the three months ended September 30, 2018 as compared to the same period in 2017, driven by higher costs associated with our occupier outsourcing and property management businesses. Cost of services as a percentage of revenue increased from 74.9% for the three months ended September 30, 2017 to 75.6% for the three months ended September 30, 2018, primarily driven by our revenue mix. Outsourcing revenue, which has a lower margin than sales revenue, comprised a higher percentage of revenue than in the prior year, while sales revenue comprised a lower percentage of revenue than in the prior year. Foreign currency translation had a $14.3 million positive impact on total cost of services during the three months ended September 30, 2018.

Operating, administrative and other expenses increased by $5.6 million, or 6.7%, for the three months ended September 30, 2018 as compared to the same period in 2017. We incurred higher payroll-related costs as well as increases in marketing, occupancy and travel costs during the three months ended September 30, 2018. Unfavorable foreign currency transaction activity of $3.5 million was largely offset by foreign currency translation, which had a $2.7 million positive impact on total operating expenses for the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue increased by $171.4 million, or 12.3%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The revenue increase reflects strong organic growth, fueled by higher occupier outsourcing and property management revenue as well as improved leasing activity. In addition, foreign currency translation had an $18.0 million positive impact on total revenue during the nine months ended September 30, 2018, primarily driven by strength in the Chinese yuan, Japanese yen and Singapore dollar, partially offset by weakness in the Indian rupee. These increases were slightly offset by lower sales activity.

Cost of services increased by $136.6 million, or 13.0%, for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily driven by higher costs associated with our occupier outsourcing and property management businesses. In addition, foreign currency translation had a $14.4 million negative impact on total cost of services during the nine months ended September 30, 2018. Cost of services as a percentage of revenue increased from 75.6% for the nine months ended September 30, 2017 to 76.0% for the nine months ended September 30, 2018, primarily driven by our revenue mix. Outsourcing revenue, which has a lower margin than sales revenue, comprised a higher percentage of revenue than in the prior year, while sales revenue comprised a lower percentage of revenue than in the prior year.

Operating, administrative and other expenses increased by $27.7 million, or 12.0%, for the nine months ended September 30, 2018 as compared to the same period in 2017. We incurred higher payroll-related costs (including increased bonus expense) as well as increases in marketing, occupancy and travel costs during the nine months ended September 30, 2018. Foreign currency activity also had an overall negative impact of $10.3 million for the nine months ended September 30, 2018, due to unfavorable foreign currency transaction activity of $7.2 million and a $3.1 million negative impact from foreign currency translation.

Global Investment Management

The following table summarizes our results of operations for our Global Investment Management operating segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue	$93,061	100.0%	$92,122	100.0%	$315,698	100.0%	$274,451	100.0%
Costs and expenses:
Operating, administrative and other	90,946	97.7%	76,347	82.9%	258,152	81.8%	199,178	72.6%
Depreciation and amortization	3,617	3.9%	6,082	6.6%	17,101	5.4%	16,006	5.8%
Operating (loss) income	(1,502)	(1.6%)	9,693	10.5%	40,445	12.8%	59,267	21.6%
Equity income from unconsolidated subsidiaries	3,892	4.1%	1,895	2.1%	7,228	2.3%	7,187	2.7%
Other (loss) income	(100)	(0.1%)	1,408	1.5%	(3,364)	(1.1%)	7,647	2.8%
Less: Net income attributable to non-controlling interests	1,208	1.3%	1,010	1.1%	2,615	0.8%	4,254	1.6%
Add-back: Depreciation and amortization	3,617	3.9%	6,082	6.6%	17,101	5.4%	16,006	5.8%
EBITDA	$4,699	5.0%	$18,068	19.6%	$58,795	18.6%	$85,853	31.3%
Adjusted EBITDA	$10,555	11.3%	$23,202	25.2%	$56,148	17.8%	$72,971	26.6%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue was relatively consistent at $93.1 million for the three months ended September 30, 2018 versus $92.1 million for the three months ended September 30, 2017. Foreign currency translation had a $0.3 million negative impact on total revenue during the three months ended September 30, 2018, primarily driven by weakness in the euro.

Operating, administrative and other expenses increased by $14.6 million, or 19.1%, for the three months ended September 30, 2018 as compared to the same period in 2017, primarily driven by higher payroll-related costs (including bonuses). During the third quarter of 2018, we also incurred $1.9 million of severance costs in connection with our planned reorganization. Foreign currency translation had a $0.4 million positive impact on total operating expenses during the three months ended September 30, 2018.

A roll forward of our AUM by product type for the three months ended September 30, 2018 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at June 30, 2018	$33.2	$55.6	$12.9	$101.7
Inflows	1.2	3.7	0.3	5.2
Outflows	(1.9)	(0.5)	(0.7)	(3.1)
Market appreciation (depreciation)	0.6	0.5	(0.4)	0.7
Balance at September 30, 2018	$33.1	$59.3	$12.1	$104.5

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

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue increased by $41.2 million, or 15.0%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily driven by higher asset management and incentive fees as well higher carried interest revenue. Foreign currency translation also had an $11.8 million positive impact on total revenue during the nine months ended September 30, 2018, primarily driven by strength in the British pound sterling and euro. These items were partially offset by lower acquisition fees in the current year.

Operating, administrative and other expenses increased by $59.0 million, or 29.6%, for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily driven by higher carried interest expense as well as higher payroll-related costs (including bonuses). Additionally, foreign currency translation had a $9.0 million negative impact on total operating expenses during the nine months ended September 30, 2018. During the first nine months of 2018, we also incurred $1.9 million of severance costs in connection with our planned reorganization.

A roll forward of our AUM by product type for the nine months ended September 30, 2018 is as follows (dollars in billions):

		Separate
	Funds	Accounts	Securities	Total
Balance at December 31, 2017	$31.7	$56.7	$14.8	$103.2
Inflows	3.8	5.8	1.3	10.9
Outflows	(3.9)	(3.1)	(3.2)	(10.2)
Market appreciation (depreciation)	1.5	(0.1)	(0.8)	0.6
Balance at September 30, 2018	$33.1	$59.3	$12.1	$104.5

We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Development Services

The following table summarizes our results of operations for our Development Services operating segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
			(As Adjusted) (1)				(As Adjusted) (1)
Revenue:
Property management	$2,718	10.6%	$2,337	14.5%	$6,379	9.5%	$7,345	15.5%
Leasing	1,902	7.4%	559	3.5%	2,861	4.2%	739	1.6%
Capital Markets:
Sales	95	0.3%	270	1.7%	513	0.8%	965	2.0%
Other:
Development services	21,038	81.7%	12,945	80.3%	57,733	85.5%	38,245	80.9%
Total revenue	25,753	100.0%	16,111	100.0%	67,486	100.0%	47,294	100.0%
Costs and expenses:
Operating, administrative and other	68,384	265.5%	46,922	291.2%	165,745	245.6%	115,536	244.3%
Depreciation and amortization	122	0.5%	545	3.4%	735	1.1%	1,633	3.5%
Gain on disposition of real estate	236	0.9%	6,180	38.3%	12,565	18.6%	18,863	39.9%
Operating loss	(42,517)	(165.1%)	(25,176)	(156.3%)	(86,429)	(128.1%)	(51,012)	(107.9%)
Equity income from unconsolidated subsidiaries	119,358	463.4%	62,134	385.7%	239,984	355.6%	136,513	288.7%
Less: Net (loss) income attributable to non-controlling interests	(13)	(0.1%)	(21)	(0.1%)	195	0.3%	32	0.1%
Add-back: Depreciation and amortization	122	0.5%	545	3.4%	735	1.1%	1,633	3.5%
EBITDA and Adjusted EBITDA	$76,976	298.9%	$37,524	232.9%	$154,095	228.3%	$87,102	184.2%

(1)

We adopted new revenue recognition guidance in the first quarter of 2018. Certain restatements have been made to the 2017 financial statements to conform with the 2018 presentation. See Notes 2 and 3 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report for more information.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue increased by $9.6 million, or 59.8%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily driven by higher development and incentive fees during the three months ended September 30, 2018.

Operating, administrative and other expenses increased by $21.5 million, or 45.7%, for the three months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs, particularly increased bonus expense during the three months ended September 30, 2018 due to improved performance (property sales reflected in equity income from unconsolidated subsidiaries were significantly higher during the three months ended September 30, 2018).

As of September 30, 2018, development projects in process totaled $8.8 billion, up $0.8 billion from second-quarter 2018. The pipeline decreased by $0.3 billion during the third quarter to $3.6 billion.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue increased by $20.2 million, or 42.7%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily driven by higher development and incentive fees during the nine months ended September 30, 2018.

Operating, administrative and other expenses increased by $50.2 million, or 43.5%, for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was primarily driven by higher payroll-related costs, particularly increased bonus expense during the nine months ended September 30, 2018 due to improved performance (property sales reflected in equity income from unconsolidated subsidiaries were significantly higher during the nine months ended September 30, 2018).

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2018 include up to approximately $180 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2018, we incurred $129.0 million of capital expenditures, net of tenant concessions received. As of September 30, 2018, we had aggregate commitments of $51.7 million to fund future co-investments in our Global Investment Management business, $20.2 million of which is expected to be funded in 2018. Additionally, as of September 30, 2018, we are committed to fund $23.6 million of additional capital to unconsolidated subsidiaries within our Development Services business, which we may be required to fund at any time. As of September 30, 2018, we had $2.7 billion of borrowings available under our $2.8 billion revolving credit facility.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2018 and December 31, 2017, we had accrued $148.2 million ($46.4 million of which was a current liability) and $83.6 million ($23.2 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. The timing of the repurchase and the actual amount repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors. We intend to fund the repurchases, if any, with cash on hand or borrowings under our revolving credit facility. As of September 30, 2018, the authorization remained unused.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $502.3 million for the nine months ended September 30, 2018, an increase of $116.7 million as compared to the nine months ended September 30, 2017. The increase in net cash provided by operating activities was primarily due to improved operating performance as well as a higher distribution of earnings from unconsolidated subsidiaries in the current year.

Investing Activities

Net cash used in investing activities totaled $454.1 million for the nine months ended September 30, 2018, an increase of $316.3 million as compared to the nine months ended September 30, 2017. The increase in cash used in investing activities was primarily driven by higher amounts paid for acquisitions driven by the FacilitySource Acquisition in the nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities totaled $213.5 million for the nine months ended September 30, 2018, an increase of $146.0 million as compared to the nine months ended September 30, 2017. This increase was primarily due to the full redemption of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes (including $20.0 million premium) in the current year. This increase was partially offset by the impact of $550.0 million of borrowings from our tranche A term loan facility as well as higher net borrowings under our revolving credit facility during the nine months ended September 30, 2018.

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

Interest Rate Swap Agreements

In March 2011, we entered into five interest rate swap agreements, all with effective dates in October 2011, and immediately designated them as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”  The purpose of these interest rate swap agreements is to attempt to hedge potential changes to our cash flows due to the variable interest nature of our senior term loan facilities. A notional amount of $200.0 million of these interest rate swap agreements expired in October 2017. The remaining total notional amount of these interest rate swap agreements at September 30, 2018 was $200.0 million, which expire in September 2019. As of September 30, 2018 and December 31, 2017, the fair values of such interest rate swap agreements were reflected as a $1.4 million liability and a $4.8 million liability, respectively, and were included in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

The estimated fair value of our senior term loans was approximately $747.7 million at September 30, 2018. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $612.9 million and $443.1 million, respectively, at September 30, 2018.

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2018, excluding notes payable on real estate, the net impact of the additional interest cost would be a decrease of $5.2 million on pre-tax income and a decrease of $5.2 million in cash provided by operating activities for the nine months ended September 30, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by our Chief Accounting Officer and other members of our Disclosure Committee. In addition to our Chief Accounting Officer, our Disclosure Committee consists of our General Counsel, our Chief Digital and Technology Officer, our chief communication officer, our corporate controller, our senior director of Global SOX Assurance, our senior officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of September 30, 2018 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by our director compensation policy, two of our non-employee directors elected to receive shares of our Class A common stock as consideration for their service as directors in lieu of cash payments during the three months ended September 30, 2018. Director fees are allocated in quarterly installments, and the non-employee directors participating in the “stock in lieu of cash” program were issued 4,072 shares on August 7, 2018 in lieu of $202,000 in accrued director fees. The number of shares issued was based on the closing price on the NYSE of our Class A common stock on the date of issuance. The issuance of these securities qualified for an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.2	05/23/2018

10.1	Employment and Transition Agreement dated as of August 17, 2018 by and between CBRE, Inc. and Calvin W. Frese, Jr. +					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Denotes a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: November 9, 2018	/s/ James R. Groch
James R. Groch
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2018	/s/ Dara A. Bazzano
Dara A. Bazzano
Chief Accounting Officer (Principal Accounting Officer)