Form 10-Q
period 2019-03-31
CBRE GROUP, INC.
filed 2019-05-10
CIK 1138118

hat

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number 001 – 32205

CBRE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 South Hope Street, 25th Floor Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

(213) 613-3333	Not applicable
(Registrant's telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	“CBRE”	New York Stock Exchange

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

The number of shares of Class A common stock outstanding at April 30, 2019 was 336,277,673.

FORM 10-Q

March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$604,952	$777,219
Restricted cash	82,716	86,725
Receivables, less allowance for doubtful accounts of $60,115 and $60,348 at March 31, 2019 and December 31, 2018, respectively	3,801,474	3,668,591
Warehouse receivables	1,548,249	1,342,468
Contract assets	295,403	307,020
Prepaid expenses	248,359	254,892
Income taxes receivable	58,337	71,684
Other current assets	357,370	245,611
Total Current Assets	6,996,860	6,754,210
Property and equipment, net	730,450	721,692
Goodwill	3,663,882	3,652,309
Other intangible assets, net of accumulated amortization of $1,229,297 and $1,180,393 at March 31, 2019 and December 31, 2018, respectively	1,338,646	1,441,308
Operating lease assets	938,681	—
Investments in unconsolidated subsidiaries	228,406	216,174
Deferred tax assets, net	80,537	51,703
Other assets, net	715,546	619,397
Total Assets	$14,693,008	$13,456,793
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,833,841	$1,919,827
Compensation and employee benefits payable	1,152,035	1,121,179
Accrued bonus and profit sharing	656,123	1,189,395
Operating lease liabilities	185,457	—
Contract liabilities	115,137	82,227
Income taxes payable	53,795	68,100
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,561,207	1,328,761
Revolving credit facility	336,000	—
Total short-term borrowings	1,897,207	1,328,761
Current maturities of long-term debt	2,573	3,146
Other current liabilities	113,914	90,745
Total Current Liabilities	6,010,082	5,803,380
Long-term debt, net of current maturities	1,760,181	1,767,260
Non-current operating lease liabilities	969,216	—
Non-current tax liabilities	175,139	172,626
Deferred tax liabilities, net	126,384	107,425
Other liabilities	447,790	596,200
Total Liabilities	9,488,792	8,446,891
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 336,266,487 and 336,912,783 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3,363	3,369
Additional paid-in capital	1,126,984	1,149,013
Accumulated earnings	4,675,201	4,504,684
Accumulated other comprehensive loss	(716,169)	(718,269)
Total CBRE Group, Inc. Stockholders’ Equity	5,089,379	4,938,797
Non-controlling interests	114,837	71,105
Total Equity	5,204,216	5,009,902
Total Liabilities and Equity	$14,693,008	$13,456,793

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$5,135,510	$4,673,952
Costs and expenses:
Cost of services	4,022,034	3,619,961
Operating, administrative and other	792,876	732,235
Depreciation and amortization	105,823	108,165
Intangible asset impairment	89,037	—
Total costs and expenses	5,009,770	4,460,361
Gain on disposition of real estate	19,247	18
Operating income	144,987	213,609
Equity income from unconsolidated subsidiaries	72,664	40,179
Other income (loss)	20,853	(4,280)
Interest income	1,534	3,621
Interest expense	22,726	28,858
Write-off of financing costs on extinguished debt	2,608	27,982
Income before provision for income taxes	214,704	196,289
Provision for income taxes	43,878	46,164
Net income	170,826	150,125
Less: Net income (loss) attributable to non-controlling interests	6,417	(163)
Net income attributable to CBRE Group, Inc.	$164,409	$150,288
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.49	$0.44
Weighted average shares outstanding for basic income per share	336,020,431	338,890,098
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.48	$0.44
Weighted average shares outstanding for diluted income per share	340,158,399	342,589,810

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$170,826	$150,125
Other comprehensive income:
Foreign currency translation gain	937	66,032
Adoption of Accounting Standards Update 2016-01, net of tax	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	410	755
Unrealized (losses) gains on interest rate swaps, net of tax	(59)	603
Unrealized holding gains (losses) on available for sale debt securities, net of tax	755	(505)
Other, net	1	5,528
Total other comprehensive income	2,044	68,449
Comprehensive income	172,870	218,574
Less: Comprehensive income (loss) attributable to non-controlling interests	6,361	(358)
Comprehensive income attributable to CBRE Group, Inc.	$166,509	$218,932

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,826	$150,125
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	105,823	108,165
Amortization and write-off of financing costs on extinguished debt	4,175	29,733
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(53,517)	(45,078)
Intangible asset impairment	89,037	—
Net realized and unrealized (gains) losses from investments	(20,853)	4,280
Provision for doubtful accounts	1,867	5,601
Compensation expense for equity awards	29,271	29,570
Equity income from unconsolidated subsidiaries	(72,664)	(40,179)
Distribution of earnings from unconsolidated subsidiaries	77,158	45,182
Proceeds from sale of mortgage loans	4,453,797	2,910,181
Origination of mortgage loans	(4,646,348)	(3,132,008)
Increase in warehouse lines of credit	232,446	237,239
Tenant concessions received	3,464	12,634
Purchase of equity securities	(62,117)	(23,569)
Proceeds from sale of equity securities	25,730	20,001
(Increase) decrease in receivables, prepaid expenses and other assets (including contract and lease assets)	(172,218)	69,971
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(33,982)	(146,221)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(519,719)	(483,031)
(Increase) decrease in income taxes receivable/payable	(11,344)	4,668
Other operating activities, net	(2,721)	(7,222)
Net cash used in operating activities	(401,889)	(249,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,665)	(46,724)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(2,142)	—
Contributions to unconsolidated subsidiaries	(23,562)	(10,611)
Distributions from unconsolidated subsidiaries	5,974	15,216
Purchase of equity securities	(2,867)	(10,219)
Proceeds from sale of equity securities	4,356	4,367
Purchase of available for sale debt securities	—	(12,066)
Proceeds from the sale of available for sale debt securities	603	2,264
Other investing activities, net	679	(6,439)
Net cash used in investing activities	(64,624)	(64,212)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	300,000	550,000
Repayment of senior term loans	(300,000)	—
Proceeds from revolving credit facility	507,000	898,000
Repayment of revolving credit facility	(171,000)	(435,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)
Repurchase of common stock	(45,088)	—
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(17,185)	(8,049)
Units repurchased for payment of taxes on equity awards	(9,186)	(4,550)
Non-controlling interest contributions	40,774	1,595
Non-controlling interest distributions	(1,347)	(1,025)
Payment of financing costs	(3,374)	(39)
Other financing activities, net	(566)	413
Net cash provided by financing activities	300,028	181,345
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(9,791)	29,819
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(176,276)	(103,006)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	863,944	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$687,668	$721,813
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,606	$48,994
Income taxes, net	$54,241	$37,219

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2018	$3,369	$1,149,013	$4,504,684	$(718,269)	$71,105	$5,009,902
Net income	—	—	164,409	—	6,417	170,826
Compensation expense for equity awards	—	29,271	—	—	—	29,271
Units repurchased for payment of taxes on equity awards	—	(9,186)	—	—	—	(9,186)
Repurchase of common stock	(11)	(45,077)	—	—	—	(45,088)
Foreign currency translation gain (loss)	—	—	—	993	(56)	937
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	410	—	410
Unrealized losses on interest rate swaps, net of tax	—	—	—	(59)	—	(59)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	755	—	755
Contributions from non-controlling interests	—	—	—	—	40,774	40,774
Distributions to non-controlling interests	—	—	—	—	(1,347)	(1,347)
Other	5	2,963	6,108	1	(2,056)	7,021
Balance at March 31, 2019	$3,363	$1,126,984	$4,675,201	$(716,169)	$114,837	$5,204,216

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2017	$3,395	$1,220,508	$3,443,007	$(552,414)	$60,118	$4,174,614
Net income (loss)	—	—	150,288	—	(163)	150,125
Adoption of Accounting Standards Update 2016-01, net of tax	—	—	3,964	(3,964)	—	—
Compensation expense for equity awards	—	29,570	—	—	—	29,570
Units repurchased for payment of taxes on equity awards	—	(4,550)	—	—	—	(4,550)
Foreign currency translation gain (loss)	—	—	—	66,227	(195)	66,032
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	755	—	755
Unrealized gains on interest rate swaps, net of tax	—	—	—	603	—	603
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(505)	—	(505)
Contributions from non-controlling interests	—	—	—	—	1,595	1,595
Distributions to non-controlling interests	—	—	—	—	(1,025)	(1,025)
Other	2	723	(5,506)	5,528	713	1,460
Balance at March 31, 2018	$3,397	$1,246,251	$3,591,753	$(483,770)	$61,043	$4,418,674

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “the company,” “we,” “us” and “our”), for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K (2018 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2018 Annual Report for further discussion of our significant accounting policies and estimates.

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or GAAP, for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Certain reclassifications have been made to the 2018 financial statements to conform with the 2019 presentation.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) previously issued six Accounting Standards Updates (ASUs) related to leases. The ASUs issued were: (1) in February 2016, ASU 2016-02, “Leases (Topic 842)”, (2) in January 2018, ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842”, (3) in July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, (4) in July 2018, ASU 2018-11, “Targeted Improvements”, (5) in December 2018, ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors” and (6) in March 2019, ASU 2019-01, “Leases (Topic 842): Codification Improvements.” ASU 2016-02 requires lessees to recognize most leases on the balance sheet as liabilities, with corresponding right-of-use assets. For income statement recognition purposes, leases will be classified as either a finance or operating lease in a manner similar to the requirements under the previous lease accounting literature, but without relying upon the bright-line tests. The amendments in ASU 2018-01 specify how land easements are within the scope of ASC 842 and permit a practical expedient to not assess whether expired or existing land easements that were not previously accounted for as leases are leases under ASC 842. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in ASU 2018-11 provide an optional method for adopting the new leasing guidance and provide lessors with a practical expedient to combine lease and associated non-lease components by class of underlying asset in contracts that meet certain criteria. The amendments in ASU 2018-20 provide an accounting policy election permitting lessors to treat certain

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

sales and other similar taxes incurred as lessee costs, guidance on the treatment of certain lessor costs and guidance on recognizing variable payments for contracts with a lease and non-lease component. The amendments in ASU 2019-01 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. These ASUs are effective for annual periods in fiscal years beginning after December 15, 2018.

We adopted these ASUs in the first quarter of 2019 by using the optional transitional method associated with no adjustment to comparative period financial statements presented for prior periods. We elected certain practical expedients, including the package of transition practical expedients and the practical expedient to forego separating lease and non-lease components in our lessee contracts. We also made an accounting policy election to exempt short-term leases of 12 months or less from balance sheet recognition requirements associated with the new standard; fixed rental payments for short-term leases will be recognized as a straight-line expense over the lease term.

As a result of the adoption of the leasing guidance, the consolidated balance sheet as of January 1, 2019 reflected $1.2 billion of additional lease liabilities, along with corresponding right-of-use assets of $1.0 billion, reflecting adjustments for items such as prepaid and deferred rent, unamortized initial direct costs, and unamortized lease incentive balances.  The adoption of the leasing guidance did not have a material impact on our consolidated statements of operations.

As of January 1, 2019, we account for leases in accordance with ASC Topic 842, “Leases.”  The present value of lease payments, which are either fixed payments, in-substance fixed payments, or variable payments tied to an index or rate are recognized on the balance sheet with corresponding lease liabilities and right-of-use assets upon the commencement of the lease.  These lease costs are expensed over the respective lease term in accordance with the classification of the lease (i.e. operating versus finance classification).  Variable lease payments not tied to an index or rate are expensed as incurred and not subject to capitalization.

In January 2017, the FASB issued ASU 2017‑04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test. This ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We elected to early adopt ASU 2017‑04 in the first quarter of 2019. The adoption of ASU 2017‑04 did not have any impact on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017‑08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.”  This ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We adopted ASU 2017-08 in the first quarter of 2019 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

The FASB previously issued two ASUs related to derivatives and hedging. The ASUs issued were: (1) in August 2017, ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” and (2) in October 2018, ASU 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.” ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. ASU 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. These ASUs are effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We adopted these ASUs in the first quarter of 2019 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018‑02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cuts and Jobs Act (or portion thereof) is recorded. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2018-02 in the first quarter of 2019 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018‑09, “Codification Improvements.” The amendments in ASU 2018‑09 represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. This ASU is effective for fiscal years beginning after December 15, 2018. We adopted ASU 2018-09 in the first quarter of 2019 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

In October 2018, the FASB issued ASU 2018‑17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2018‑17 will have on our consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018‑18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” This ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard and provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2018‑18 will have on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.	FacilitySource Acquisition

On June 12, 2018, CBRE Jason Acquisition LLC (Merger Sub), our wholly-owned subsidiary, and FacilitySource Holdings, LLC (FacilitySource), WP X Finance, LP and Warburg Pincus X Partners, LP (collectively, the Stockholders) entered into a stock purchase agreement and plan of merger (the Merger Agreement).  As part of the Merger Agreement, (i) we purchased from the Stockholders all the outstanding shares of capital stock of FS WP Holdco, Inc (Blocker Corp), which owned 1,686,013 Class A units (the Blocker Units) and (ii) immediately following the acquisition of Blocker Corp, Merger Sub merged with FacilitySource, with FacilitySource continuing as the surviving company and our wholly-owned subsidiary within our Global Workplace Solutions segment (the FacilitySource Acquisition), with the remaining Blocker Units not held by Blocker Corp. canceled and converted into the right to receive cash consideration as set forth in the Merger Agreement. The estimated net initial purchase price was approximately $266.5 million, with $263.0 million paid in cash. We financed the transaction with cash on hand and borrowings under our revolving credit facility. We completed the FacilitySource Acquisition to help us (i) build a tech-enabled supply chain capability for the occupier outsourcing industry and (ii) drive meaningfully differentiated outcomes for leading occupiers of real estate.

The preliminary purchase accounting related to the FacilitySource Acquisition has been recorded in the accompanying consolidated financial statements (with no change in the first quarter of 2019). The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the FacilitySource Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from FacilitySource with ours. We are currently assessing if any portion of the goodwill recorded in connection with the FacilitySource Acquisition will be deductible for tax purposes, but do not expect any tax deductible goodwill to be significant. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

4.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At March 31, 2019 and December 31, 2018, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2018	$1,342,468
Origination of mortgage loans	4,646,348
Gains (premiums on loan sales)	8,515
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(4,445,282)
Cash collections of premiums on loan sales	(8,515)
Proceeds from sale of mortgage loans	(4,453,797)
Net increase in mortgage servicing rights included in warehouse receivables	4,715
Ending balance at March 31, 2019	$1,548,249

The following table is a summary of our warehouse lines of credit in place as of March 31, 2019 and December 31, 2018 (dollars in thousands):

			March 31, 2019		December 31, 2018
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	10/21/2019	daily one-month LIBOR plus 1.30%	$985,000	$959,921	$985,000	$871,680
JP Morgan	10/21/2019	daily one-month LIBOR plus 2.75%	15,000	—	15,000	—
Capital One, N.A. (Capital One) (1)	7/27/2019	daily one-month LIBOR plus 1.35%	700,000	33,230	325,000	120,195
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	123,237	450,000	149,089
TD Bank, N.A. (TD Bank)	6/30/2019	daily one-month LIBOR plus 1.20%	400,000	260,740	400,000	165,945
Bank of America, N.A. (BofA)	6/4/2019	daily one-month LIBOR plus 1.30%	225,000	184,079	225,000	21,852
BofA	6/4/2019	daily one-month LIBOR plus 1.15%	200,000	—	200,000	—
			$2,975,000	$1,561,207	$2,600,000	$1,328,761

(1)

During 2018, the maximum facility size was temporarily increased to $325.0 million and reverted to $200.0 million on January 31, 2019. The line was then temporarily increased from $200.0 million to $700.0 million effective February 27, 2019. The maximum facility size reverted to $200.0 million on April 1, 2019.

(2)	The maximum facility size was temporarily increased from $450.0 million to $575.0 million effective January 2, 2019. The maximum facility size reverted to $450.0 million on February 4, 2019.

During the three months ended March 31, 2019, we had a maximum of $2.5 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2019 and December 31, 2018, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Investments in unconsolidated subsidiaries	$25,556	$23,266
Other current assets	3,940	3,827
Co-investment commitments	21,197	22,363
Maximum exposure to loss	$50,693	$49,456

6.	Fair Value Measurements

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

There were no significant transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2019 and 2018. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2018 Annual Report.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	As of March 31, 2019
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$3,189	$—	$—	$3,189
Debt securities issued by U.S. federal agencies	—	11,167	—	11,167
Corporate debt securities	—	27,041	—	27,041
Asset-backed securities	—	4,897	—	4,897
Collateralized mortgage obligations	—	2,237	—	2,237
Total available for sale debt securities	3,189	45,342	—	48,531
Equity securities	210,160	—	—	210,160
Warehouse receivables	—	1,548,249	—	1,548,249
Total assets at fair value	$213,349	$1,593,591	$—	$1,806,940
Liabilities
Interest rate swaps	$—	$736	$—	$736
Securities sold, not yet purchased	4,189	—	—	4,189
Total liabilities at fair value	$4,189	$736	$—	$4,925

	As of December 31, 2018
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$3,138	$—	$—	$3,138
Debt securities issued by U.S. federal agencies	—	11,196	—	11,196
Corporate debt securities	—	27,201	—	27,201
Asset-backed securities	—	5,017	—	5,017
Collateralized mortgage obligations	—	2,224	—	2,224
Total available for sale debt securities	3,138	45,638	—	48,776
Equity securities	153,762	—	—	153,762
Warehouse receivables	—	1,342,468	—	1,342,468
Total assets at fair value	$156,900	$1,388,106	$—	$1,545,006
Liabilities
Interest rate swaps	$—	$1,070	$—	$1,070
Securities sold, not yet purchased	3,133	—	—	3,133
Total liabilities at fair value	$3,133	$1,070	$—	$4,203

The following non-recurring fair value measurement was recorded for the three months ended March 31, 2019 (dollars in thousands):

Total
Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Three Months Ended
	March 31, 2019	Level 1	Level 2	Level 3	March 31, 2019
Other intangible assets	$16,000	$—	$—	$16,000	$89,037

During the three months ended March 31, 2019, we recorded an intangible asset impairment of $89.0 million in our Real Estate Investments segment. Such impairment charge was included as a separate line item in the accompanying consolidated statements of operations.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

This non-cash write-off resulted from a review of the anticipated cash flows and the decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs. The fair value measurements employed for our impairment evaluation was generally based upon a discounted cash flow approach. Inputs used in such evaluation included risk-free rates of return, estimated risk premiums as well as other economic variables.

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2018.

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
•

Warehouse Receivables – These balances are carried at fair value. The primary source of value is either a contractual purchase commitment from Freddie Mac or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS (see Note 4).

•	Available For Sale Debt Securities – These investments are carried at their fair value.
•	Equity Securities – These investments are carried at their fair value.
•	Securities Sold, not yet Purchased – These liabilities are carried at their fair value.
•

Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 4 and 9).

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $725.0 million at March 31, 2019 and $757.0 million at December 31, 2018. Their actual carrying value, net of unamortized debt issuance costs, totaled $744.0 million and $751.3 million at March 31, 2019 and December 31, 2018, respectively (see Note 9).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $634.8 million and $455.7 million, respectively, at March 31, 2019 and $616.4 million and $443.7 million, respectively, at December 31, 2018. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $593.0 million and $422.8 million, respectively, at March 31, 2019 and $592.8 million and $422.7 million, respectively, at December 31, 2018.

7.	Goodwill

On August 17, 2018, we announced a new organizational structure that became effective on January 1, 2019. Under the new structure, we organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions and (3) Real Estate Investments (see Note 14). In connection with this change, we reassessed our reporting units as of January 1, 2019. As a result,

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

we have reassigned the goodwill balance to reflect our new segment structure using a relative fair value allocation approach. Under this approach, the fair value of each impacted reporting unit was determined using a combination of the income approach and the market approach and was compared to the goodwill of the impacted regional segments immediately prior to the reorganization to arrive at the reassigned goodwill balance.

We are required to test goodwill for impairment at least annually, or more often if circumstances or events indicate there may be a change in the impairment status, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” We considered the change to our reportable segments and the resulting change in our identified reporting units to be a triggering event that required testing of our goodwill for impairment as of January 1, 2019. We elected to perform a quantitative test using a discounted cash flow approach to estimate the fair value of our reporting units. Management’s judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. When we performed our goodwill impairment review as of January 1, 2019, we determined that no impairment existed as the estimated fair value of each of our reporting units was in excess of their carrying value.

The following tables summarizes our change in carrying amount of goodwill for the three months ended March 31, 2019 (dollars in thousands):

	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Balance, January 1, 2019:
Goodwill	$3,269,954	$875,570	$575,291	$4,720,815
Accumulated impairment losses	(761,448)	(175,473)	(131,585)	(1,068,506)
	2,508,506	700,097	443,706	3,652,309
Purchase accounting entries	7,518	(292)	—	7,226
Foreign exchange movement	(1,608)	7,289	(1,334)	4,347
Balance, March 31, 2019:
Goodwill	3,275,864	882,567	573,957	4,732,388
Accumulated impairment losses	(761,448)	(175,473)	(131,585)	(1,068,506)
	$2,514,416	$707,094	$442,372	$3,663,882

8.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$365,125	$343,199
Operating income	94,621	136,208
Net income	48,928	93,996

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018

Senior term loans, with interest ranging from 0.75% to 3.49%, due quarterly through 2024	$748,632	$758,452
4.875% senior notes due in 2026, net of unamortized discount	596,750	596,653
5.25% senior notes due in 2025, net of unamortized premium	426,089	426,134
Other	2,998	3,682
Total long-term debt	1,774,469	1,784,921
Less: current maturities of long-term debt	(2,573)	(3,146)
Less: unamortized debt issuance costs	(11,715)	(14,515)
Total long-term debt, net of current maturities	$1,760,181	$1,767,260

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On October 31, 2017, CBRE Services, Inc. (CBRE Services), our wholly-owned subsidiary, entered into a Credit Agreement (the 2017 Credit Agreement), which refinanced and replaced our prior credit agreement (the 2015 Credit Agreement).  On December 20, 2018, CBRE Global Acquisition Company, a wholly-owned subsidiary of CBRE Services, entered into an incremental term loan assumption agreement with a syndicate of banks jointly led by Wells Fargo Bank and National Westminster Bank plc to establish a new euro term loan facility under the 2017 Credit Agreement in an aggregate principal amount of €400.0 million. The proceeds of the new euro term loan facility were used to repay a portion of the U.S. dollar denominated term loans outstanding under the 2017 Credit Agreement. On March 4, 2019, CBRE Services entered into an additional incremental assumption agreement with respect to the 2017 Credit Agreement (the 2017 Agreement as amended by such incremental assumption agreement, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under the 2017 Credit Agreement, (ii) extended the termination date of the revolving credit commitments available under the 2017 Credit Agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the 2017 Credit Agreement.

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of March 31, 2019, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

The 2017 Credit Agreement was a senior unsecured credit facility that was jointly and severally guaranteed by us and certain of our subsidiaries. Our 2017 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans and had a termination date of October 31, 2022; (2) a $750.0 million delayed draw tranche A term loan facility which would have matured on October 31, 2022 and which required quarterly principal payments unless our leverage ratio (as defined in the 2017 Credit Agreement) was less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility which would have been due and payable in full at maturity on December 20, 2023.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 22.74x for the trailing twelve months ended March 31, 2019, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.80x as of March 31, 2019.

Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of March 31, 2019, $336.0 million was outstanding under the revolving credit facility. In addition, as of March 31, 2019, letters of credit totaling $2.0 million were outstanding under our revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.

The revolving credit facility under the 2017 Credit Agreement allowed for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bore interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.775% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2017 Credit Agreement). The 2017 Credit Agreement required us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of December 31, 2018, no amounts were outstanding under our revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduced the amount we could have borrowed under the revolving credit facility, were primarily issued in the ordinary course of business.

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

10.	Leases

We are the lessee in contracts for our office space tenancies and leased vehicles.  These arrangements account for the significant portion of our lease liabilities and right-of-use assets. We continually monitor our service arrangements to evaluate whether they meet the definition of a lease.

The base terms for our lease arrangements typically do not extend beyond 10 years. We commonly have renewal options in our leases, but most of these options do not create a significant economic incentive for us to extend the lease term. Therefore, payments during periods covered by these renewal options are typically not

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

included in our lease liabilities and right-of-use assets. Specific to our vehicle leases, early termination options are common and economic penalties associated with early termination of these contracts are typically significant enough to make it reasonably certain that we will not exercise such options. Therefore, payments during periods covered by these early termination options in vehicle leases are typically included in our lease liabilities and right-of-use assets. As an accounting policy election, our short-term leases with an initial term of 12 months or less are not recognized as lease liabilities and right-of-use assets in the consolidated balance sheets. The rent expense associated with short term leases is recognized on a straight-line basis over the lease term.

Most of our office space leases include variable payments based on our share of actual common area maintenance and operating costs of the leased property. Many of our vehicle leases include variable payments based on actual service and fuel costs. For both office space and vehicle leases, we have elected the practical expedient to not separate lease components from non-lease components. Therefore, these costs are classified as variable lease payments.

Lease payments are typically discounted at our incremental borrowing rate because the interest rate implicit in the lease cannot be readily determined in the absence of key inputs which are typically not reported by our lessors. Because we do not generally borrow on a collateralized basis, judgement was used to estimate the secured borrowing rate associated with our leases based on relevant market data and our inputs applied to accepted valuation methodologies. The incremental borrowing rate calculated for each lease also reflects the lease term, currency, and geography specific to each lease.

Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$938,681
Financing lease assets	Other assets, net	59,638
Total leased assets		$998,319

Liabilities
Current:
Operating	Operating lease liabilities	$185,457
Financing	Other current liabilities	25,007
Non-current:
Operating	Non-current operating lease liabilities	969,216
Financing	Other liabilities	34,348
Total lease liabilities		$1,214,028

Components of lease cost are as follows (dollars in thousands):

Component	Classification	Three Months Ended March 31, 2019
Operating lease cost	Operating, administrative and other	$46,728
Finance lease cost:
Amortization of right-to-use assets	(1)	7,169
Interest on lease liabilities	Interest expense	204
Variable lease cost	(2)	16,947
Sublease income	Revenue	(240)
Total lease cost		$70,808

(1)

Amortization costs of $5.9 million from vehicle finance leases utilized in client outsourcing arrangements are included in cost of services. Amortization costs of $1.3 million from all other finance leases are included in depreciation and amortization.

(2)

Variable lease costs of $3.1 million from leases in client outsourcing arrangements are included in cost of services.  Variable lease costs of $13.8 million from all other leases are included in operating, administrative and other.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Weighted average remaining lease term and discount rate for our operating leases are as follows:

March 31, 2019
Weighted-average remaining lease term:
Operating leases	9 years
Finance leases	3 years
Weighted-average discount rate:
Operating leases	3.4%
Finance leases	2.0%

Maturities of lease liabilities by fiscal year as of March 31, 2019 are as follows (dollars in thousands):

	Operating Leases	Financing Leases
2019	$140,874	$19,571
2020	183,229	20,948
2021	177,613	13,342
2022	152,999	6,134
2023	133,500	1,286
Thereafter	550,913	25
Total remaining lease payments at March 31, 2019	$1,339,128	$61,306
Less: Interest	184,455	1,951
Present value of lease liabilities at March 31, 2019	$1,154,673	$59,355

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard, the following is a schedule by year of future minimum lease payments for noncancelable operating leases as of December 31, 2018 (dollars in thousands):

2019	$238,954
2020	219,351
2021	202,205
2022	172,267
2023	145,705
Thereafter	510,741
Total minimum payment required	$1,489,223

Supplemental cash flow information and non-cash activity related to our operating leases are as follows (dollars in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,573
Operating cash flows from financing leases	279
Financing cash flows from financing leases	7,414
Right-of-use assets obtained in exchange for new operating lease liabilities	47,467
Right-of-use assets obtained in exchange for new financing lease liabilities	2,668
Other non-cash increases in right-of-use assets (1)	1,372

(1)	These noncash increases in right-of-use assets resulted from lease modifications and remeasurements.

11.	Commitments and Contingencies

We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. We believe that any losses in excess of the amounts accrued therefore as liabilities on our financial statements are unlikely to be significant, but litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $24.7 billion at March 31, 2019. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both March 31, 2019 and December 31, 2018, CBRE MCI had a $64.0 million letter of credit under this reserve arrangement, and had recorded a liability of approximately $40.3 million and $37.9 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $618.2 million (including $331.4 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2019.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. These obligations are for the period from origination of the loan to the securitization date. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2019 and December 31, 2018, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $74.9 million as of March 31, 2019, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $69.0 million as of March 31, 2019 referred to in the preceding paragraphs represented the majority of the $74.9 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through February 2020.

We had guarantees totaling $62.3 million as of March 31, 2019, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $62.3 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of March 31, 2019, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of March 31, 2019, we had aggregate commitments of $49.1 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2019, we had committed to fund $50.3 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended March 31,
	2019	2018
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$164,409	$150,288
Weighted average shares outstanding for basic income per share	336,020,431	338,890,098
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.49	$0.44
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$164,409	$150,288
Weighted average shares outstanding for basic income per share:	336,020,431	338,890,098
Dilutive effect of contingently issuable shares	4,137,968	3,698,143
Dilutive effect of stock options	—	1,569
Weighted average shares outstanding for diluted income per share	340,158,399	342,589,810
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.48	$0.44

For the three months ended March 31, 2019 and 2018, 547,676 and 69,346, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

On October 27, 2016, our board of directors authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. Through December 31, 2018, we had spent $161.0 million to repurchase 3,980,656 shares of our Class A common stock with an average price paid per share of $40.43. During the month of January 2019, we spent $45.1 million to repurchase an additional 1,144,449 shares of our Class A common stock with an average price paid per share of $39.38. Additionally, on February 28, 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new program.

13.	Revenue from Contracts with Customers

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2019 and 2018 by type of service and/or segment (dollars in thousands):

	Three Months Ended March 31, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,165,915	$—	$3,165,915
Advisory leasing	622,640	—	—	622,640
Advisory sales	385,655	—	—	385,655
Property and advisory project management	520,884	—	—	520,884
Valuation	138,326	—	—	138,326
Commercial mortgage origination (1)	23,573	—	—	23,573
Loan servicing (2)	6,986	—	—	6,986
Investment management	—	—	106,308	106,308
Development services	—	—	28,885	28,885
Topic 606 Revenue	1,698,064	3,165,915	135,193	4,999,172
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	97,306	—	—	97,306
Loan servicing (2)	39,032	—	—	39,032
Total Out of Scope of Topic 606 Revenue	136,338	—	—	136,338
Total revenue	$1,834,402	$3,165,915	$135,193	$5,135,510

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended March 31, 2018 (3)
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$2,827,503	$—	$2,827,503
Advisory leasing	517,509	—	—	517,509
Advisory sales	413,732	—	—	413,732
Property and advisory project management	484,782	—	—	484,782
Valuation	134,163	—	—	134,163
Commercial mortgage origination (1)	24,282	—	—	24,282
Loan servicing (2)	5,417	—	—	5,417
Investment management	—	—	123,690	123,690
Development services	—	—	23,325	23,325
Topic 606 Revenue	1,579,885	2,827,503	147,015	4,554,403
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	83,152	—	—	83,152
Loan servicing (2)	36,397	—	—	36,397
Total Out of Scope of Topic 606 Revenue	119,549	—	—	119,549
Total revenue	$1,699,434	$2,827,503	$147,015	$4,673,952

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Our new organizational structure became effective on January 1, 2019. See Note 14 for additional information. Revenue classifications for 2018 have been restated to conform to the new structure.

Contract Assets and Liabilities

We had contract assets totaling $412.4 million ($295.4 million of which was current) and $381.8 million ($307.0 million of which was current) as of March 31, 2019 and December 31, 2018, respectively.

We had contract liabilities totaling $126.0 million ($115.1 million of which was current) and $92.5 million ($82.2 million of which was current) as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, we recognized revenue of $61.8 million that was included in the contract liability balance at December 31, 2018.

14.	Segments

On August 17, 2018, we announced a new organizational structure that became effective on January 1, 2019. Under the new structure, we organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions and (3) Real Estate Investments.

Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, valuation, property management and project management.  Global Workplace Solutions provides a broad suite of integrated, contractually-based services to occupiers of real estate, including facilities management, project management, transaction management and management consulting. Real Estate Investments includes: (i) investment management services provided globally; (ii) development services in the U.S. and (iii) a new service designed to help institutional property owners meet the demand for flexible office space solutions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018 (1)
Revenue
Advisory Services	$1,834,402	$1,699,434
Global Workplace Solutions	3,165,915	2,827,503
Real Estate Investments	135,193	147,015
Total revenue	$5,135,510	$4,673,952

Adjusted EBITDA
Advisory Services	$263,850	$215,432
Global Workplace Solutions	99,679	82,735
Real Estate Investments	86,503	49,640
Total Adjusted EBITDA	$450,032	$347,807

(1)	Results for 2018 have been presented in conformity with the new structure.

Adjusted EBITDA is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and intangible asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, costs associated with our reorganization, including cost-savings initiatives, certain carried interest incentive compensation reversal to align with the timing of associated revenue and other non-recurring costs.

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to CBRE Group, Inc.	$164,409	$150,288
Add:
Depreciation and amortization	105,823	108,165
Intangible asset impairment	89,037	—
Interest expense	22,726	28,858
Write-off of financing costs on extinguished debt	2,608	27,982
Provision for income taxes	43,878	46,164
Less:
Interest income	1,534	3,621
EBITDA	426,947	357,836
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (1)	15,749	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	7,336	(10,029)
Adjusted EBITDA	$450,032	$347,807

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
United States	$3,036,707	$2,674,217
United Kingdom	588,581	580,516
All other countries	1,510,222	1,419,219
Total revenue	$5,135,510	$4,673,952

15.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018 and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of March 31, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$15,190	$65,783	$523,972	$—	$604,952
Restricted cash	—	—	11,171	71,545	—	82,716
Receivables, net	—	10	1,503,057	2,298,407	—	3,801,474
Warehouse receivables (1)	—	—	1,213,477	334,772	—	1,548,249
Contract assets	—	—	281,050	14,353	—	295,403
Prepaid expenses	—	—	96,466	151,893	—	248,359
Income taxes receivable	66	—	10,963	47,374	(66)	58,337
Other current assets	—	—	84,803	272,567	—	357,370
Total Current Assets	73	15,200	3,266,770	3,714,883	(66)	6,996,860
Property and equipment, net	—	—	505,238	225,212	—	730,450
Goodwill	—	—	2,230,867	1,433,015	—	3,663,882
Other intangible assets, net	—	—	731,373	607,273	—	1,338,646
Operating lease assets	—	—	417,139	521,542	—	938,681
Investments in unconsolidated subsidiaries	—	—	178,665	49,741	—	228,406
Investments in consolidated subsidiaries	6,968,219	6,051,334	3,356,528	—	(16,376,081)	—
Intercompany loan receivable	—	2,538,410	700,000	652,354	(3,890,764)	—
Deferred tax assets, net	—	—	2,666	80,537	(2,666)	80,537
Other assets, net	—	19,941	546,378	149,227	—	715,546
Total Assets	$6,968,292	$8,624,885	$11,935,624	$7,433,784	$(20,269,577)	$14,693,008
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$5,488	$640,173	$1,188,180	$—	$1,833,841
Compensation and employee benefits payable	—	—	644,534	507,501	—	1,152,035
Accrued bonus and profit sharing	—	—	293,151	362,972	—	656,123
Operating lease liabilities	—	—	92,045	93,412	—	185,457
Contract liabilities	—	—	72,660	42,477	—	115,137
Income taxes payable	—	1,836	551	51,474	(66)	53,795
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	1,201,563	359,644	—	1,561,207
Revolving credit facility	—	336,000	—	—	—	336,000
Total short-term borrowings	—	336,000	1,201,563	359,644	—	1,897,207
Current maturities of long-term debt	—	—	29	2,544	—	2,573
Other current liabilities	—	736	77,336	35,842	—	113,914
Total Current Liabilities	—	344,060	3,022,042	2,644,046	(66)	6,010,082
Long-Term Debt, net:
Long-term debt, net	—	1,312,606	12	447,563	—	1,760,181
Intercompany loan payable	1,878,913	—	2,011,851	—	(3,890,764)	—
Total Long-Term Debt, net	1,878,913	1,312,606	2,011,863	447,563	(3,890,764)	1,760,181
Non-current operating lease liabilities	—	—	463,787	505,429	—	969,216
Non-current tax liabilities	—	—	142,712	32,427	—	175,139
Deferred tax liabilities, net	—	—	11,905	117,145	(2,666)	126,384
Other liabilities	—	—	231,981	215,809	—	447,790
Total Liabilities	1,878,913	1,656,666	5,884,290	3,962,419	(3,893,496)	9,488,792
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	5,089,379	6,968,219	6,051,334	3,356,528	(16,376,081)	5,089,379
Non-controlling interests	—	—	—	114,837	—	114,837
Total Equity	5,089,379	6,968,219	6,051,334	3,471,365	(16,376,081)	5,204,216
Total Liabilities and Equity	$6,968,292	$8,624,885	$11,935,624	$7,433,784	$(20,269,577)	$14,693,008

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 4.875% senior notes, 5.25% senior notes and our 2019 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan, TD Bank, BofA, Fannie Mae ASAP and Capital One lines of credit are pledged to JP Morgan, TD Bank, BofA, Fannie Mae and Capital One, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,966,117	$2,169,393	$—	$5,135,510
Costs and expenses:
Cost of services			2,343,867	1,678,167	—	4,022,034
Operating, administrative and other	250	304	415,731	376,591	—	792,876
Depreciation and amortization	—	—	65,599	40,224	—	105,823
Intangible asset impairment	—	—	89,037	—	—	89,037
Total costs and expenses	250	304	2,914,234	2,094,982	—	5,009,770
Gain on disposition of real estate	—	—	19,231	16	—	19,247
Operating (loss) income	(250)	(304)	71,114	74,427	—	144,987
Equity income from unconsolidated subsidiaries	—	—	71,786	878	—	72,664
Other income	—	—	1,680	19,173	—	20,853
Interest income	—	29,259	154	1,380	(29,259)	1,534
Interest expense	—	19,393	17,626	14,966	(29,259)	22,726
Write-off of financing costs on extinguished debt	—	2,608	—	—	—	2,608
Royalty and management service expense (income)	—	—	6,740	(6,740)	—	—
Income from consolidated subsidiaries	164,593	159,475	40,694	—	(364,762)	—
Income before (benefit of) provision for income taxes	164,343	166,429	161,062	87,632	(364,762)	214,704
(Benefit of) provision for income taxes	(66)	1,836	1,587	40,521	—	43,878
Net income	164,409	164,593	159,475	47,111	(364,762)	170,826
Less: Net income attributable to non-controlling interests	—	—	—	6,417	—	6,417
Net income attributable to CBRE Group, Inc.	$164,409	$164,593	$159,475	$40,694	$(364,762)	$164,409

	Three Months Ended March 31, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,617,694	$2,056,258	$—	$4,673,952
Costs and expenses:
Cost of services	—	—	2,057,613	1,562,348	—	3,619,961
Operating, administrative and other	5,704	485	360,631	365,415	—	732,235
Depreciation and amortization	—	—	64,309	43,856	—	108,165
Total costs and expenses	5,704	485	2,482,553	1,971,619	—	4,460,361
Gain on disposition of real estate	—	—	18	—	—	18
Operating (loss) income	(5,704)	(485)	135,159	84,639	—	213,609
Equity income from unconsolidated subsidiaries	—	—	39,292	887	—	40,179
Other income (loss)	—	—	1,710	(5,990)	—	(4,280)
Interest income	—	32,686	2,452	1,169	(32,686)	3,621
Interest expense	—	27,875	27,031	6,638	(32,686)	28,858
Write-off of financing costs on extinguished debt	—	27,982	—	—	—	27,982
Royalty and management service expense (income)	—	—	13,171	(13,171)	—	—
Income from consolidated subsidiaries	154,573	172,343	61,171	—	(388,087)	—
Income before (benefit of) provision for income taxes	148,869	148,687	199,582	87,238	(388,087)	196,289
(Benefit of) provision for income taxes	(1,419)	(5,886)	27,239	26,230	—	46,164
Net income	150,288	154,573	172,343	61,008	(388,087)	150,125
Less: Net loss attributable to non-controlling interests	—	—	—	(163)	—	(163)
Net income attributable to CBRE Group, Inc.	$150,288	$154,573	$172,343	$61,171	$(388,087)	$150,288

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$164,409	$164,593	$159,475	$47,111	$(364,762)	$170,826
Other comprehensive income:
Foreign currency translation gain	—	—	—	937	—	937
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	410	—	—	—	410
Unrealized losses on interest rate swaps, net	—	(59)	—	—	—	(59)
Unrealized holding gains on available for sale debt securities, net	—	—	755	—	—	755
Other, net	—	—	1	—	—	1
Total other comprehensive income	—	351	756	937	—	2,044
Comprehensive income	164,409	164,944	160,231	48,048	(364,762)	172,870
Less: Comprehensive income attributable to non-controlling interests	—	—	—	6,361	—	6,361
Comprehensive income attributable to CBRE Group, Inc.	$164,409	$164,944	$160,231	$41,687	$(364,762)	$166,509

	Three Months Ended March 31, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$150,288	$154,573	$172,343	$61,008	$(388,087)	$150,125
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	66,032	—	66,032
Adoption of Accounting Standards Update 2016-01, net	—	—	(3,964)	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	755	—	—	—	755
Unrealized gains on interest rate swaps, net	—	603	—	—	—	603
Unrealized holding losses on available for sale debt securities, net	—	—	(505)	—	—	(505)
Other, net	—	—	20	5,508	—	5,528
Total other comprehensive income (loss)	—	1,358	(4,449)	71,540	—	68,449
Comprehensive income	150,288	155,931	167,894	132,548	(388,087)	218,574
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(358)	—	(358)
Comprehensive income attributable to CBRE Group, Inc.	$150,288	$155,931	$167,894	$132,906	$(388,087)	$218,932

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$35,080	$(1,398)	$(341,646)	$(93,925)	$(401,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(21,511)	(26,154)	(47,665)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(1,798)	(344)	(2,142)
Contributions to unconsolidated subsidiaries	—	—	(18,722)	(4,840)	(23,562)
Distributions from unconsolidated subsidiaries	—	—	5,797	177	5,974
Purchase of equity securities	—	—	(2,867)	—	(2,867)
Proceeds from sale of equity securities	—	—	2,798	1,558	4,356
Proceeds from the sale of available for sale debt securities	—	—	603	—	603
Other investing activities, net	—	—	689	(10)	679
Net cash used in investing activities	—	—	(35,011)	(29,613)	(64,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	300,000	—	—	300,000
Repayment of senior term loans	—	(300,000)	—	—	(300,000)
Proceeds from revolving credit facility	—	507,000	—	—	507,000
Repayment of revolving credit facility	—	(171,000)	—	—	(171,000)
Repurchase of common stock	(45,088)	—	—	—	(45,088)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	—	—	(16,319)	(866)	(17,185)
Units repurchased for payment of taxes on equity awards	(9,186)	—	—	—	(9,186)
Non-controlling interest contributions	—	—	—	40,774	40,774
Non-controlling interest distributions	—	—	—	(1,347)	(1,347)
Payment of financing costs	—	(3,353)	—	(21)	(3,374)
Decrease (increase) in intercompany receivables, net	19,194	(350,122)	194,992	135,936	—
Other financing activities, net	—	—	(10)	(556)	(566)
Net cash (used in) provided by financing activities	(35,080)	(17,475)	178,663	173,920	300,028
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	(9,791)	(9,791)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(18,873)	(197,994)	40,591	(176,276)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	34,063	274,948	554,926	863,944
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$15,190	$76,954	$595,517	$687,668
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$28,993	$—	$4,613	$33,606
Income taxes, net	$—	$—	$3,197	$51,044	$54,241

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$26,028	$(21,075)	$(200,152)	$(54,759)	$(249,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(30,870)	(15,854)	(46,724)
Contributions to unconsolidated subsidiaries	—	—	(7,932)	(2,679)	(10,611)
Distributions from unconsolidated subsidiaries	—	—	14,869	347	15,216
Purchase of equity securities	—	—	(10,219)	—	(10,219)
Proceeds from sale of equity securities	—	—	4,367	—	4,367
Purchase of available for sale debt securities	—	—	(12,066)	—	(12,066)
Proceeds from the sale of available for sale debt securities	—	—	2,264	—	2,264
Other investing activities, net	—	—	(6,590)	151	(6,439)
Net cash used in investing activities	—	—	(46,177)	(18,035)	(64,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	550,000	—	—	550,000
Proceeds from revolving credit facility	—	898,000	—	—	898,000
Repayment of revolving credit facility	—	(435,000)	—	—	(435,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)	—	—	(820,000)
Acquisition of businesses (cash (paid) received for acquisitions more than three months after purchase date)	—	—	(11,463)	3,414	(8,049)
Units repurchased for payment of taxes on equity awards	(4,550)	—	—	—	(4,550)
Non-controlling interest contributions	—	—	—	1,595	1,595
Non-controlling interest distributions	—	—	—	(1,025)	(1,025)
Payment of financing costs	—	(39)	—	−	(39)
(Increase) decrease in intercompany receivables, net	(21,532)	(179,368)	217,675	(16,775)	—
Other financing activities, net	54	—	—	359	413
Net cash (used in) provided by financing activities	(26,028)	13,593	206,212	(12,432)	181,345
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	29,819	29,819
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(7,482)	(40,117)	(55,407)	(103,006)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	15,604	114,143	695,065	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$8,122	$74,026	$639,658	$721,813
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$48,490	$—	$504	$48,994
Income taxes, net	$—	$—	$118	$37,101	$37,219

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2019 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2018. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

We are the world’s largest commercial real estate services and investment firm, based on 2018 revenue, with leading global market positions in our advisory leasing, advisory property sales, occupier outsourcing and valuation businesses. As of December 31, 2018, we operated in more than 480 offices worldwide with over 90,000 employees, excluding independent affiliates.

Our business is focused on providing services to real estate occupiers and investors. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. For investors, we provide capital markets (property sales, commercial mortgage brokerage, loan origination and servicing), leasing, investment management, property management, valuation and development services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Global Investors” (investment management); “Trammell Crow Company” (development); and “Hana” (flexible-space solutions).

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

In 2018, we generated revenue from a highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2018 we were ranked #207 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 18 years in a row (including 2019). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for six consecutive years (including 2019).

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these policies as of March 31, 2019.

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

Commercial real estate markets in the United States have generally been marked by increased demand for space, falling vacancies and higher rents since 2010. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, including higher occupancy rates and rents, broad, low-cost credit availability and increased institutional capital allocations to commercial real estate. Following years of strong growth, U.S. property sales volumes slowed in the 2016-2017 period, but improved in 2018. The U.S. sales market got off to a slow start in 2019; however, significant capital continues to target commercial real estate and relatively low-cost financing remains plentiful. The market for commercial real estate leasing has remained strong and picked up in 2018 and early 2019, reflecting continued healthy economic and employment growth.

European countries began to emerge from recession in 2013, with economic growth improving in 2017 and 2018. Sales and leasing activity generally improved across most of Europe for several years. While leasing demand has remained relatively solid, sales market volumes weakened in early 2019. Since the United Kingdom’s June 2016 referendum to leave the European Union, economic and property market performance has generally been solid. However, the continued uncertainty about the date and the terms on which the United Kingdom will leave the European Union has contributed to lower lease and sales volumes in early 2019.

In Asia Pacific, real estate leasing and investment markets have been active since late 2016. However, leasing activity and investment levels cooled in early 2019 as investors became more cautious due to global economic and geopolitical uncertainty. However, Asia Pacific investors remain a significant source of real estate investment both in the region and across other parts of the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Actively managed real estate equity strategies have been pressured by a shift in investor preferences from active to passive portfolio strategies and concerns about the potential for higher interest rates.

The performance of our global real estate services and investment businesses depends on sustained economic growth and job creation; stable, healthy global credit markets; and continued positive business and investor sentiment.

Effects of Acquisitions

We historically have made significant use of strategic acquisitions to add and enhance service competencies around the world. On June 12, 2018, CBRE Jason Acquisition LLC (Merger Sub), our wholly-owned subsidiary, and FacilitySource Holdings, LLC (FacilitySource), WP X Finance, LP and Warburg Pincus X Partners, LP (collectively, the Stockholders) entered into a stock purchase agreement and plan of merger (the Merger Agreement).  As part of the Merger Agreement, (i) we purchased from the Stockholders all the outstanding shares of capital stock of FS WP Holdco, Inc (Blocker Corp), which owned 1,686,013 Class A units (the Blocker Units) and (ii) immediately following the acquisition of Blocker Corp, Merger Sub merged with FacilitySource, with FacilitySource continuing as the surviving company and our wholly-owned subsidiary within our Global Workplace Solutions segment (the FacilitySource Acquisition), with the remaining Blocker Units not held by Blocker Corp. canceled and converted into the right to receive cash consideration as set forth in the Merger Agreement. The estimated net initial purchase price was approximately $266.5 million, with $263.0 million paid in cash. We financed the transaction with cash on hand and borrowings under our revolving credit facility. We completed the FacilitySource Acquisition to help us (i) build a tech-enabled supply chain capability for the occupier outsourcing industry and (ii) drive meaningfully differentiated outcomes for leading occupiers of real estate.

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2018, we acquired a retail leasing and property management firm in Australia, two firms in Israel (our former affiliate and a majority interest in a local facilities management provider), a commercial real estate services provider in San Antonio, a provider of real estate and facilities consulting services to healthcare companies across the United States and the remaining 50% equity interest in our longstanding New England joint venture. During the three months ended March 31, 2019, we acquired the assets of a leading advanced analytics software company based in the United Kingdom which provides technology and consulting services for large global data center operators and a commercial and residential real estate appraisal firm headquartered in Florida.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2019, we have accrued deferred consideration totaling $117.9 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

As we continue to increase our international operations through either acquisitions or organic growth, fluctuations in the value of the U.S. dollar relative to the other currencies in which we may generate earnings could adversely affect our business, financial condition and operating results. Our Real Estate Investments business has a significant amount of euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions business also has a significant amount of its revenue and earnings denominated in foreign currencies, such as the euro and the British pound sterling. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

During the three months ended March 31, 2019, approximately 41% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Israeli shekel, Japanese yen, Mexican peso, New Zealand dollar, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended March 31,
	2019		2018
United States dollar	$3,036,707	59.1%	$2,674,217	57.2%
British pound sterling	588,581	11.5%	580,516	12.4%
euro	530,425	10.3%	495,946	10.6%
Canadian dollar	161,896	3.2%	160,882	3.4%
Indian rupee	112,473	2.2%	103,593	2.2%
Australian dollar	87,390	1.7%	101,557	2.2%
Chinese yuan	73,593	1.4%	62,375	1.3%
Japanese yen	66,837	1.3%	65,168	1.4%
Singapore dollar	64,711	1.3%	60,233	1.3%
Brazilian real	44,121	0.9%	40,696	0.9%
Swiss franc	43,344	0.8%	43,248	0.9%
Hong Kong dollar	36,108	0.7%	35,186	0.8%
Mexican peso	33,191	0.6%	32,610	0.7%
Israeli shekel	27,223	0.5%	6,335	0.1%
Polish zloty	22,100	0.4%	17,438	0.4%
Danish krone	19,403	0.4%	23,323	0.5%
Thai baht	17,780	0.4%	19,925	0.4%
Swedish krona	17,216	0.3%	19,420	0.4%
New Zealand dollar	14,142	0.3%	11,848	0.3%
Other currencies	138,269	2.7%	119,436	2.6%
Total revenue	$5,135,510	100.0%	$4,673,952	100.0%

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2019, the net impact would have been a decrease in pre-tax income of $1.0 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2019, the net impact would have been an increase in pre-tax income of $2.5 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Revenue:
Fee revenue:
Global workplace solutions	$691,895	13.5%	$643,238	13.8%
Property and advisory project management	288,119	5.6%	271,994	5.8%
Valuation	138,326	2.7%	134,163	2.9%
Loan servicing	46,018	0.9%	41,814	0.9%
Advisory leasing	622,640	12.1%	517,509	11.1%
Capital markets:
Advisory sales	385,655	7.5%	413,732	8.9%
Commercial mortgage origination	120,879	2.4%	107,434	2.3%
Investment management	106,308	2.1%	123,690	2.6%
Development services	28,885	0.5%	23,325	0.4%
Total fee revenue	2,428,725	47.3%	2,276,899	48.7%
Pass through costs also recognized as revenue	2,706,785	52.7%	2,397,053	51.3%
Total revenue	5,135,510	100.0%	4,673,952	100.0%
Costs and expenses:
Cost of services	4,022,034	78.3%	3,619,961	77.4%
Operating, administrative and other	792,876	15.4%	732,235	15.7%
Depreciation and amortization	105,823	2.2%	108,165	2.3%
Intangible asset impairment	89,037	1.7%	—	0.0%
Total costs and expenses	5,009,770	97.6%	4,460,361	95.4%
Gain on disposition of real estate	19,247	0.4%	18	0.0%
Operating income	144,987	2.8%	213,609	4.6%
Equity income from unconsolidated subsidiaries	72,664	1.4%	40,179	0.8%
Other income (loss)	20,853	0.4%	(4,280)	(0.1%)
Interest income	1,534	0.0%	3,621	0.1%
Interest expense	22,726	0.4%	28,858	0.6%
Write-off of financing costs on extinguished debt	2,608	0.0%	27,982	0.6%
Income before provision for income taxes	214,704	4.2%	196,289	4.2%
Provision for income taxes	43,878	0.9%	46,164	1.0%
Net income	170,826	3.3%	150,125	3.2%
Less: Net income (loss) attributable to non-controlling interests	6,417	0.1%	(163)	0.0%
Net income attributable to CBRE Group, Inc.	$164,409	3.2%	$150,288	3.2%
EBITDA	$426,947	8.3%	$357,836	7.7%
Adjusted EBITDA	$450,032	8.8%	$347,807	7.4%
Adjusted EBITDA on fee revenue margin		18.5%		15.3%

Fee revenue, EBITDA, adjusted EBITDA and adjusted EBITDA on fee revenue margin are not recognized measurements under GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. Because not all companies use identical calculations, our presentation of fee revenue, EBITDA, adjusted EBITDA and adjusted EBITDA on fee revenue margin may not be comparable to similarly titled measures of other companies.

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

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and intangible asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, costs associated with our reorganization, including cost-savings initiatives, certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue and other non-recurring costs. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

EBITDA and adjusted EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to CBRE Group, Inc.	$164,409	$150,288
Add:
Depreciation and amortization	105,823	108,165
Intangible asset impairment	89,037	—
Interest expense	22,726	28,858
Write-off of financing costs on extinguished debt	2,608	27,982
Provision for income taxes	43,878	46,164
Less:
Interest income	1,534	3,621
EBITDA	426,947	357,836
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (1)	15,749	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	7,336	(10,029)
Adjusted EBITDA	$450,032	$347,807

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Adjusted EBITDA on fee revenue margin is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA	$450,032	$347,807
Fee revenue	2,428,725	2,276,899
Adjusted EBITDA on fee revenue margin	18.5%	15.3%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

We reported consolidated net income of $164.4 million for the three months ended March 31, 2019 on revenue of $5.1 billion as compared to consolidated net income of $150.3 million on revenue of $4.7 billion for the three months ended March 31, 2018.

Our revenue on a consolidated basis for the three months ended March 31, 2019 increased by $461.6 million, or 9.9%, as compared to the three months ended March 31, 2018. The revenue increase reflects strong organic growth fueled by higher revenue in our Global Workplace Solutions segment (up 15.5%) and improved revenue in our Advisory Segment due to property and advisory project management revenue (up 11.2%) as well as increased advisory leasing (up 22.5%) and commercial mortgage origination activity (up 12.7%). These increases were partially offset by the impact of foreign currency translation, which had a $148.2 million negative impact on total revenue during the three months ended March 31, 2019, primarily driven by weakness in the Argentine peso, Australian dollar, British pound sterling, Canadian dollar, euro and Indian rupee.

Our cost of services on a consolidated basis increased by $402.1 million, or 11.1%, during the three months ended March 31, 2019 as compared to the same period in 2018. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in advisory lease transaction revenue led to a corresponding increase in commission expense. Lastly, higher costs in our property and advisory project management business also contributed to the increase. These items were partially offset by the impact of foreign currency translation, which had a $120.7 million positive impact on total cost of services during the three months ended March 31, 2019. Cost of services as a percentage of revenue increased from 77.4% for the three months ended March 31, 2018 to 78.3% for the three months ended March 31, 2019, primarily driven by our revenue mix, with revenue from our global workplace solutions business, which has a lower margin than revenue in our advisory business, comprising a higher percentage of revenue than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis increased by $60.6 million, or 8.3%, during the three months ended March 31, 2019 as compared to the same period in 2018. The increase was mostly driven by higher payroll-related costs (including increased bonus expense) and higher carried interest expense. During the first quarter of 2019, we also incurred $14.3 million of costs in connection with our reorganization (including cost-savings initiatives). These items were partially offset by the impact of foreign currency translation, which had a $23.4 million positive impact on total operating expenses during the three months ended March 31, 2019. Operating expenses as a percentage of revenue was relatively consistent at 15.4% for the three months ended March 31, 2019 as compared to 15.7% for the three months ended March 31, 2018.

Our depreciation and amortization expense on a consolidated basis decreased by $2.3 million, or 2.2%, during the three months ended March 31, 2019 as compared to the same period in 2018. This decrease was primarily attributable to $7.1 million of lower amortization expense associated with intangibles from prior acquisitions. The decrease in amortization expense was partially offset by a rise in depreciation expense of $4.8 million during the three months ended March 31, 2019 driven by technology-related capital expenditures.

During the three months ended March 31, 2019, we recorded an intangible asset impairment of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and the decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

Our gain on disposition of real estate on a consolidated basis was $19.2 million for the three months ended March 31, 2019. This gain resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $32.5 million, or 80.9%, during the three months ended March 31, 2019 as compared to the same period in 2018, primarily driven by higher equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our consolidated interest expense decreased by $6.1 million, or 21.2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease was primarily driven by the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.6 million for the three months ended March 31, 2019 as compared to $28.0 million for the three months ended March 31, 2018. The costs for the three months ended March 31, 2019 were incurred in connection with the refinancing of our credit agreement. The costs for the three months ended March 31, 2018 included a $20.0 million premium paid and the write-off of $8.0 million of unamortized deferred financing costs in connection with the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $43.9 million for the three months ended March 31, 2019 as compared to $46.2 million for the same period in 2018. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased from 23.5% for the three months ended March 31, 2018 to 21.1% for the three months ended March 31, 2019. We benefited from discrete items for the three months ended March 31, 2019 that exceeded the benefits for other discrete items for the prior-year period.

Segment Operations

On August 17, 2018, we announced a new organizational structure that became effective on January 1, 2019. Under the new structure, we organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services

The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019		2018 (1)
Revenue:
Fee revenue:
Property and advisory project management	$288,119	15.7%	$271,994	16.0%
Valuation	138,326	7.5%	134,163	7.9%
Loan servicing	46,018	2.5%	41,814	2.5%
Advisory leasing	622,640	33.9%	517,509	30.5%
Capital markets:
Advisory sales	385,655	21.1%	413,732	24.3%
Commercial mortgage origination	120,879	6.6%	107,434	6.3%
Total fee revenue	1,601,637	87.3%	1,486,646	87.5%
Pass through costs also recognized as revenue	232,765	12.7%	212,788	12.5%
Total revenue	1,834,402	100.0%	1,699,434	100.0%
Costs and expenses:
Cost of services	1,083,099	59.0%	1,008,662	59.4%
Operating, administrative and other	496,618	27.1%	481,818	28.4%
Depreciation and amortization	71,647	3.9%	64,978	3.8%
Operating income	$183,038	10.0%	$143,976	8.4%
Equity income from unconsolidated subsidiaries	675	0.0%	4,431	0.4%
Other income	1,679	0.1%	1,799	0.1%
Less: Net loss attributable to non-controlling interests	(145)	0.0%	(248)	0.0%
Add-back: Depreciation and amortization	71,647	3.9%	64,978	3.8%
EBITDA	$257,184	14.0%	$215,432	12.7%
Adjusted EBITDA	$263,850	14.4%	$215,432	12.7%
Adjusted EBITDA on fee revenue margin		16.5%		14.5%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue increased by $135.0 million, or 7.9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The revenue increase reflects strong organic growth fueled by higher leasing and commercial mortgage origination activity as well as improved property and advisory project management revenue. Foreign currency translation had a $43.5 million negative impact on total revenue during the three months ended March 31, 2019, primarily driven by weakness in the Australian dollar, British pound sterling, euro and Indian rupee.

Cost of services increased by $74.4 million, or 7.4%, for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to higher commission expense resulting from improved lease transaction revenue. Higher costs in our property and advisory project management business also contributed to the increase. Foreign currency translation had a $27.3 million positive impact on total cost of services during the three months ended March 31, 2019. Cost of services as a percentage of revenue was relatively consistent at 59.0% for the three months ended March 31, 2019 versus 59.4% for the same period in 2018.

Operating, administrative and other expenses increased by $14.8 million, or 3.1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was partly driven by higher payroll-related costs. During the three months ended March 31, 2019, we also incurred $5.6 million of severance costs in connection with our reorganization, including cost-savings initiatives. Foreign currency translation had a $14.5 million positive impact on total operating expenses during the three months ended March 31, 2019.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended March 31, 2019, MSRs contributed to operating income $38.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $27.7 million of amortization of related intangible assets. For the three months ended March 31, 2018, MSRs contributed to operating income $32.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $26.9 million of amortization of related intangible assets.

Global Workplace Solutions

The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019		2018 (1)
Revenue:
Fee revenue:
Global workplace solutions	$691,895	21.9%	$643,238	22.7%
Total fee revenue	691,895	21.9%	643,238	22.7%
Pass through costs also recognized as revenue	2,474,020	78.1%	2,184,265	77.3%
Total revenue	3,165,915	100.0%	2,827,503	100.0%
Costs and expenses:
Cost of services	2,938,935	92.8%	2,611,299	92.4%
Operating, administrative and other	135,472	4.3%	133,512	4.7%
Depreciation and amortization	29,483	0.9%	36,530	1.3%
Operating income	62,025	2.0%	46,162	1.6%
Equity loss from unconsolidated subsidiaries	(833)	0.0%	—	0.0%
Other (loss) income	(16)	0.0%	32	0.0%
Less: Net loss attributable to non-controlling interests	(158)	0.0%	(11)	0.0%
Add-back: Depreciation and amortization	29,483	0.9%	36,530	1.3%
EBITDA	$90,817	2.9%	$82,735	2.9%
Adjusted EBITDA	$99,679	3.1%	$82,735	2.9%
Adjusted EBITDA on fee revenue margin		14.4%		12.9%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue increased by $338.4 million, or 12.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The revenue increase was fueled by growth in the market for real estate outsourcing services. Foreign currency translation had a $100.4 million negative impact on total revenue during the three months ended March 31, 2019, primarily driven by weakness in the Argentine peso, British pound sterling, Canadian dollar, euro and Indian rupee.

Cost of services increased by $327.6 million, or 12.5%, for the three months ended March 31, 2019 as compared to the same period in 2018, driven by the higher revenue. Foreign currency translation had a $93.4 million positive impact on total cost of services during the three months ended March 31, 2019. Cost of services as a percentage of revenue was relatively consistent at 92.8% for the three months ended March 31, 2019 versus 92.4% for the same period in 2018.

Operating, administrative and other expenses increased by $2.0 million, or 1.5% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, we incurred $8.5 million of severance costs in connection with our reorganization, including cost-savings initiatives. These costs were mostly offset by the impact of foreign currency translation, which had a $5.6 million positive impact on total operating expenses during the three months ended March 31, 2019.

Real Estate Investments

The following table summarizes our results of operations for our Real Estate Investments operating segment for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019		2018 (1)
Revenue:
Investment management	$106,308	78.6%	$123,690	84.1%
Development services	28,885	21.4%	23,325	15.9%
Total revenue	135,193	100.0%	147,015	100.0%
Costs and expenses:
Operating, administrative and other	160,786	118.9%	116,905	79.5%
Depreciation and amortization	4,693	3.5%	6,657	4.5%
Intangible asset impairment	89,037	65.9%	—	0.0%
Gain on disposition of real estate	19,247	14.2%	18	0.0%
Operating (loss) income	$(100,076)	(74.1%)	$23,471	16.0%
Equity income from unconsolidated subsidiaries	72,822	53.9%	35,748	24.4%
Other income (loss)	19,190	14.2%	(6,111)	(4.2%)
Less: Net income attributable to non-controlling interests	6,720	5.0%	96	0.1%
Add-back: Depreciation and amortization	4,693	3.5%	6,657	4.5%
Add-back: Intangible asset impairment	89,037	65.9%	—	0.0%
EBITDA	$78,946	58.4%	$59,669	40.6%
Adjusted EBITDA	$86,503	64.0%	$49,640	33.8%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue decreased by $11.8 million, or 8.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily driven by lower carried interest revenue. Foreign currency translation also had a $4.3 million negative impact on total revenue during the three months ended March 31, 2019, primarily driven by weakness in the British pound sterling and euro.

Operating, administrative and other expenses increased by $43.9 million, or 37.5%, for the three months ended March 31, 2019 as compared to the same period in 2018, primarily driven by higher carried interest expense as well as higher payroll-related costs (including increased bonus expense). Foreign currency translation had a $3.3 million positive impact on total operating expenses during the three months ended March 31, 2019.

A roll forward of our AUM by product type for the three months ended March 31, 2019 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2019	$35.0	$60.2	$10.3	$105.5
Inflows	0.4	2.6	0.1	3.1
Outflows	(0.1)	(1.7)	(1.5)	(3.3)
Market appreciation (depreciation)	0.4	(0.1)	1.6	1.9
Balance at March 31, 2019	$35.7	$61.0	$10.5	$107.2

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

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2019 include up to approximately $210 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2019, we incurred $44.2 million of capital expenditures, net of tenant concessions received. As of March 31, 2019, we had aggregate commitments of $49.1 million to fund future co-investments in our Real Estate Investments business, $23.0 million of which is expected to be funded in 2019. Additionally, as of March 31, 2019, we are committed to fund $50.3 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of March 31, 2019, we had $2.5 billion of borrowings available under our $2.8 billion revolving credit facility.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2019 and December 31, 2018, we had accrued $117.9 million ($30.0 million of which was a current liability) and $136.3 million ($41.7 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. As of December 31, 2018, we spent $161.0 million to repurchase 3,980,656 shares of our Class A common stock with an average price paid per share of $40.43. During the month of January 2019, we spent $45.1 million to repurchase an additional 1,144,449 shares of our Class A common stock with an average price paid per share of $39.38. Additionally, on February 28, 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future stock repurchases with existing cash. The timing of future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $401.9 million for the three months ended March 31, 2019, an increase of $151.9 million as compared to the three months ended March 31, 2018. The increase in net cash used in operating activities was primarily driven by an increase in accounts receivable during the three months ended March 31, 2019 as compared to a decrease in accounts receivable during the three months ended March 31, 2018.

Investing Activities

Net cash used in investing activities was comparable at $64.6 million for the three months ended March 31, 2019 versus $64.2 million for the three months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities totaled $300.0 million for the three months ended March 31, 2019, an increase of $118.7 million as compared to the three months ended March 31, 2018. This increase was primarily due the full redemption of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes (including $20.0 million premium) in the first quarter of 2018 as well as higher contributions received from non-controlling interests during the three months ended March 31, 2019. These items were partially offset by higher net borrowings of $550.0 million and $127.0 million from our senior term loans and revolving credit facility, respectively, in the first quarter of 2018, as well as the $45.1 million repurchase of our common stock during the three months ended March 31, 2019.

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

Long-Term Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On October 31, 2017, CBRE Services, Inc. (CBRE Services), our wholly-owned subsidiary, entered into a Credit Agreement (the 2017 Credit Agreement), which refinanced and replaced our prior credit agreement (the 2015 Credit Agreement). On December 20, 2018, CBRE Global Acquisition Company, a wholly-owned subsidiary of CBRE Services, entered into an incremental term loan assumption agreement with a syndicate of banks jointly led by Wells Fargo Bank and National Westminster Bank plc to establish a new euro term loan facility under the 2017 Credit Agreement in an aggregate principal amount of €400.0 million. The proceeds of the new euro term loan facility were used to repay a portion of the U.S. dollar denominated term loans outstanding under the 2017 Credit Agreement. On March 4, 2019, CBRE Services entered into an additional incremental assumption agreement with respect to the 2017 Credit Agreement (the 2017 Agreement as amended by such incremental assumption agreement, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under the 2017 Credit Agreement, (ii) extended the termination date of the revolving credit commitments available under the 2017 Credit Agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the 2017 Credit Agreement.

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of March 31, 2019, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

In prior years, we also issued 4.875% and 5.25% senior notes that are due in 2026 and 2025, respectively. For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2018 and Note 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under the 2019 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2018 and Notes 4 and 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Off –Balance Sheet Arrangements

Our off-balance sheet arrangements are described in Note 11 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.

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
•

the ability of our Real Estate Investments segment to maintain and grow assets under management and achieve desired investment returns for our investors, and any potential related litigation, liabilities or reputational harm possible if we fail to do so;

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
•

changes in applicable tax or accounting requirements, including the impact of any subsequent additional regulation or guidance associated with the Tax Cuts and Jobs Act (which was enacted into law on December 22, 2017);

•	the effect of implementation of new accounting rules and standards; and
•	the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—

Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our Annual Report on Form 10-K for the year ended December 31, 2018, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The estimated fair value of our senior term loans was approximately $725.0 million at March 31, 2019. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $634.8 million and $455.7 million, respectively, at March 31, 2019.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2019, the net impact of the additional interest cost would be a decrease of $2.2 million on pre-tax income and an increase of $2.2 million in cash used in operating activities for the three months ended March 31, 2019.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of March 31, 2019 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Open market share repurchase activity during the three months ended March 31, 2019 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 - January 31, 2019	1,144,449	$39.38	1,144,449
February 1, 2019 - February 28, 2019	—	$—	—
March 1, 2019 - March 31, 2019	—	$—	—
Total	1,144,449	$39.38	1,144,449	$300,000

(1)

On October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years (the prior program), of which $206.1 million had been utilized as of the termination of the prior program on March 11, 2019. Additionally, on February 28, 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. As noted above, the prior program terminated upon the effectiveness of the new program.

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

Item 6.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.2	05/23/2018
10.1	Letter Agreement dated as of January 4, 2019 by and between CBRE, Inc. and James R. Groch +					X
10.2	Letter Agreement dated as of April 4, 2019 by and between CBRE, Inc. and Leah C. Stearns +					X
10.3	CBRE Group, Inc. Executive Bonus Plan +					X
10.4	Incremental Term Loan Assumption Agreement, dated as of March 4, 2019, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.1	03/05/2019
10.5	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Time Vest) +	8-K	001-32205	10.2	03/05/2019
10.6	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Performance Vest) +	8-K	001-32205	10.3	03/05/2019
10.7	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Groch Time Vest) +	8-K	001-32205	10.4	03/05/2019
10.8	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Groch Performance Vest) +	8-K	001-32205	10.5	03/05/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Denotes a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: May 10, 2019	/s/ James R. Groch
James R. Groch
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2019	/s/ Dara A. Bazzano
Dara A. Bazzano
Chief Accounting Officer (Principal Accounting Officer)