Form 10-Q
period 2019-06-30
CBRE GROUP, INC.
filed 2019-08-09
CIK 1138118

h

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Class A common stock outstanding at July 31, 2019 was 336,335,679.

FORM 10-Q

June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$535,618	$777,219
Restricted cash	77,607	86,725
Receivables, less allowance for doubtful accounts of $68,991 and $60,348 at June 30, 2019 and December 31, 2018, respectively	4,001,003	3,668,591
Warehouse receivables	1,365,928	1,342,468
Contract assets	323,247	307,020
Prepaid expenses	290,254	254,892
Income taxes receivable	53,764	71,684
Other current assets	237,796	245,611
Total Current Assets	6,885,217	6,754,210
Property and equipment, net	746,490	721,692
Goodwill	3,663,789	3,652,309
Other intangible assets, net of accumulated amortization of $1,270,236 and $1,180,393 at June 30, 2019 and December 31, 2018, respectively	1,331,281	1,441,308
Operating lease assets	949,216	—
Investments in unconsolidated subsidiaries	307,308	216,174
Deferred tax assets, net	83,015	51,703
Other assets, net	752,819	619,397
Total Assets	$14,719,135	$13,456,793
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,063,845	$1,919,827
Compensation and employee benefits payable	1,086,973	1,121,179
Accrued bonus and profit sharing	704,730	1,189,395
Operating lease liabilities	173,496	—
Contract liabilities	109,511	82,227
Income taxes payable	37,735	68,100
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,349,988	1,328,761
Revolving credit facility	230,000	—
Total short-term borrowings	1,579,988	1,328,761
Current maturities of long-term debt	2,258	3,146
Other current liabilities	128,913	90,745
Total Current Liabilities	5,887,449	5,803,380
Long-term debt, net of current maturities	1,766,564	1,767,260
Non-current operating lease liabilities	996,228	—
Non-current tax liabilities	178,990	172,626
Deferred tax liabilities, net	51,588	107,425
Other liabilities	447,786	596,200
Total Liabilities	9,328,605	8,446,891
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 336,329,975 and 336,912,783 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,363	3,369
Additional paid-in capital	1,162,002	1,149,013
Accumulated earnings	4,898,932	4,504,684
Accumulated other comprehensive loss	(717,660)	(718,269)
Total CBRE Group, Inc. Stockholders’ Equity	5,346,637	4,938,797
Non-controlling interests	43,893	71,105
Total Equity	5,390,530	5,009,902
Total Liabilities and Equity	$14,719,135	$13,456,793

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$5,714,073	$5,111,434	$10,849,583	$9,785,386
Costs and expenses:
Cost of services	4,445,790	3,958,748	8,467,824	7,578,709
Operating, administrative and other	877,397	826,282	1,670,273	1,558,517
Depreciation and amortization	106,479	113,399	212,302	221,564
Intangible asset impairment	—	—	89,037	—
Total costs and expenses	5,429,666	4,898,429	10,439,436	9,358,790
Gain on disposition of real estate	10	12,311	19,257	12,329
Operating income	284,417	225,316	429,404	438,925
Equity income from unconsolidated subsidiaries	21,773	96,021	94,437	136,200
Other income (loss)	4,369	4,009	25,222	(271)
Interest expense, net of interest income	24,600	25,396	45,792	50,633
Write-off of financing costs on extinguished debt	—	—	2,608	27,982
Income before provision for income taxes	285,959	299,950	500,663	496,239
Provision for income taxes	62,521	70,319	106,399	116,483
Net income	223,438	229,631	394,264	379,756
Less: Net (loss) income attributable to non-controlling interests	(293)	964	6,124	801
Net income attributable to CBRE Group, Inc.	$223,731	$228,667	$388,140	$378,955
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.67	$0.67	$1.15	$1.12
Weighted average shares outstanding for basic income per share	336,222,471	339,081,556	336,122,100	338,986,354
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.66	$0.67	$1.14	$1.10
Weighted average shares outstanding for diluted income per share	340,508,931	343,471,513	340,334,315	343,031,189

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$223,438	$229,631	$394,264	$379,756
Other comprehensive (loss) income:
Foreign currency translation loss	(2,532)	(165,926)	(1,595)	(99,894)
Adoption of Accounting Standards Update 2016-01, net of tax	—	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	425	628	835	1,383
Unrealized (losses) gains on interest rate swaps, net of tax	(52)	214	(111)	817
Unrealized holding gains (losses) on available for sale debt securities, net of tax	705	(122)	1,460	(627)
Other, net	—	—	1	5,528
Total other comprehensive (loss) income	(1,454)	(165,206)	590	(96,757)
Comprehensive income	221,984	64,425	394,854	282,999
Less: Comprehensive (loss) income attributable to non-controlling interests	(256)	480	6,105	122
Comprehensive income attributable to CBRE Group, Inc.	$222,240	$63,945	$388,749	$282,877

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394,264	$379,756
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	212,302	221,564
Amortization and write-off of financing costs on extinguished debt	5,705	31,646
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(114,283)	(98,707)
Intangible asset impairment	89,037	—
Gains on disposition of real estate held for investment	—	(3,197)
Net realized and unrealized (gains) losses from investments	(25,222)	271
Provision for doubtful accounts	11,438	11,809
Compensation expense for equity awards	65,580	61,675
Equity income from unconsolidated subsidiaries	(94,437)	(136,200)
Distribution of earnings from unconsolidated subsidiaries	97,561	131,395
Proceeds from sale of mortgage loans	10,099,268	7,019,614
Origination of mortgage loans	(10,090,347)	(7,552,229)
Increase in warehouse lines of credit	21,227	560,825
Tenant concessions received	12,931	16,130
Purchase of equity securities	(70,221)	(41,389)
Proceeds from sale of equity securities	38,495	37,715
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(462,346)	(197,768)
Increase in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	163,502	9,543
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(552,302)	(496,292)
Increase in income taxes receivable/payable	(97,260)	(41,830)
Other operating activities, net	(21,724)	(6,393)
Net cash used in operating activities	(316,832)	(92,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,674)	(107,482)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(2,142)	(264,702)
Contributions to unconsolidated subsidiaries	(35,187)	(21,042)
Distributions from unconsolidated subsidiaries	10,273	28,235
Net proceeds from disposition of real estate held for investment	—	14,174
Purchase of equity securities	(5,601)	(13,718)
Proceeds from sale of equity securities	9,869	8,889
Purchase of available for sale debt securities	(2,812)	(18,723)
Proceeds from the sale of available for sale debt securities	1,466	4,121
Other investing activities, net	224	(6,384)
Net cash used in investing activities	(124,584)	(376,632)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	300,000	550,000
Repayment of senior term loans	(300,000)	—
Proceeds from revolving credit facility	1,596,000	2,000,000
Repayment of revolving credit facility	(1,366,000)	(1,402,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)
Proceeds from notes payable on real estate	4,165	1,153
Repayment of notes payable on real estate	—	(16,019)
Repurchase of common stock	(45,088)	—
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(28,517)	(11,183)
Repayment of debt assumed in acquisition of FacilitySource	—	(26,295)
Units repurchased for payment of taxes on equity awards	(9,565)	(4,630)
Non-controlling interest contributions	41,977	2,744
Non-controlling interest distributions	(2,563)	(7,652)
Other financing activities, net	(4,435)	(76)
Net cash provided by financing activities	185,974	266,042
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	4,723	(18,821)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(250,719)	(221,473)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	863,944	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$613,225	$603,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,525	$59,337
Income taxes, net	$208,876	$159,833

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2019	$3,363	$1,126,984	$4,675,201	$(716,169)	$114,837	$5,204,216
Net income (loss)	—	—	223,731	—	(293)	223,438
Compensation expense for equity awards	—	36,309	—	—	—	36,309
Units repurchased for payment of taxes on equity awards	—	(379)	—	—	—	(379)
Foreign currency translation (loss) gain	—	—	—	(2,569)	37	(2,532)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	425	—	425
Unrealized losses on interest rate swaps, net of tax	—	—	—	(52)	—	(52)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	705	—	705
Contributions from non-controlling interests	—	—	—	—	1,203	1,203
Distributions to non-controlling interests	—	—	—	—	(1,216)	(1,216)
Deconsolidation of investment	—	—	—	—	(67,641)	(67,641)
Other	—	(912)	—	—	(3,034)	(3,946)
Balance at June 30, 2019	$3,363	$1,162,002	$4,898,932	$(717,660)	$43,893	$5,390,530

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2018	$3,397	$1,246,251	$3,591,753	$(483,770)	$61,043	$4,418,674
Net income	—	—	228,667	—	964	229,631
Compensation expense for equity awards	—	32,105	—	—	—	32,105
Units repurchased for payment of taxes on equity awards	—	(80)	—	—	—	(80)
Foreign currency translation loss	—	—	—	(165,442)	(484)	(165,926)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	628	—	628
Unrealized gains on interest rate swaps, net of tax	—	—	—	214	—	214
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(122)	—	(122)
Contributions from non-controlling interests	—	—	—	—	1,149	1,149
Distributions to non-controlling interests	—	—	—	—	(6,627)	(6,627)
Other	1	(25)	—	—	7,249	7,225
Balance at June 30, 2018	$3,398	$1,278,251	$3,820,420	$(648,492)	$63,294	$4,516,871

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2018	$3,369	$1,149,013	$4,504,684	$(718,269)	$71,105	$5,009,902
Net income	—	—	388,140	—	6,124	394,264
Compensation expense for equity awards	—	65,580	—	—	—	65,580
Units repurchased for payment of taxes on equity awards	—	(9,565)	—	—	—	(9,565)
Repurchase of common stock	(11)	(45,077)	—	—	—	(45,088)
Foreign currency translation loss	—	—	—	(1,576)	(19)	(1,595)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	835	—	835
Unrealized losses on interest rate swaps, net of tax	—	—	—	(111)	—	(111)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1,460	—	1,460
Contributions from non-controlling interests	—	—	—	—	41,977	41,977
Distributions to non-controlling interests	—	—	—	—	(2,563)	(2,563)
Deconsolidation of investment	—	—	—	—	(67,641)	(67,641)
Other	5	2,051	6,108	1	(5,090)	3,075
Balance at June 30, 2019	$3,363	$1,162,002	$4,898,932	$(717,660)	$43,893	$5,390,530

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2017	$3,395	$1,220,508	$3,443,007	$(552,414)	$60,118	$4,174,614
Net income	—	—	378,955	—	801	379,756
Adoption of Accounting Standards Update 2016-01, net of tax	—	—	3,964	(3,964)	—	—
Compensation expense for equity awards	—	61,675	—	—	—	61,675
Units repurchased for payment of taxes on equity awards	—	(4,630)	—	—	—	(4,630)
Foreign currency translation loss	—	—	—	(99,215)	(679)	(99,894)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,383	—	1,383
Unrealized gains on interest rate swaps, net of tax	—	—	—	817	—	817
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(627)	—	(627)
Contributions from non-controlling interests	—	—	—	—	2,744	2,744
Distributions to non-controlling interests	—	—	—	—	(7,652)	(7,652)
Other	3	698	(5,506)	5,528	7,962	8,685
Balance at June 30, 2018	$3,398	$1,278,251	$3,820,420	$(648,492)	$63,294	$4,516,871

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

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) previously issued six Accounting Standards Updates (ASUs) related to leases. The ASUs issued were: (1) in February 2016, ASU 2016-02, “Leases (Topic 842)”, (2) in January 2018, ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842”, (3) in July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, (4) in July 2018, ASU 2018-11, “Targeted Improvements”, (5) in December 2018, ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors” and (6) in March 2019, ASU 2019-01, “Leases (Topic 842): Codification Improvements.” ASU 2016-02 requires lessees to recognize most leases on the balance sheet as liabilities, with corresponding right-of-use assets. For income statement recognition purposes, leases will be classified as either a finance or operating lease in a manner similar to the requirements under the previous lease accounting literature, but without relying upon the bright-line tests. The amendments in ASU 2018-01 specify how land easements are within the scope of Accounting Standards Codification (ASC) 842 and permit a practical expedient to not assess whether expired or existing land easements that were not previously accounted for as leases are leases under ASC 842. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in ASU 2018-11 provide an optional method for adopting the new leasing guidance and provide lessors with a practical expedient to combine lease and associated non-lease components by class of underlying asset in contracts that meet certain criteria. The amendments in ASU 2018-20 provide an accounting policy election permitting lessors to treat certain sales and other similar taxes incurred as lessee costs, guidance on the treatment of certain lessor costs and guidance on recognizing variable payments for contracts with a lease and non-lease component. The amendments in ASU 2019-01 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. These ASUs are effective for annual periods in fiscal years beginning after December 15, 2018.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We elected to early adopt ASU 2018-13 in the second quarter of 2019. As this ASU only revises disclosure requirements, it did not have any impact on our consolidated financial statements. The adoption of ASU 2018‑13 did not have a material impact on our disclosures.

In October 2018, the FASB issued ASU 2018‑17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We elected to early adopt ASU 2018-17 in the second quarter of 2019. The adoption of ASU 2018-17 did not have any impact on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

The FASB issued three ASUs related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments”, (2) in November 2018, ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” and (3) in May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Additionally, ASU 2019-04, discussed further below, also includes amendments to ASU 2016-13. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. ASU 2019-05 provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016‑13, ASU 2018-19 and ASU 2019-05 will have on our consolidated financial statements and related disclosures.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In April 2019, the FASB issued ASU 2019‑04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The amendments in ASU 2019-04 clarify and improve areas of guidance related to the recently issued standards on financial instruments – credit losses, derivatives and hedging, and financial instruments. The amendments in this ASU that are related to financial instruments – credit losses are effective at the same time as the effective date of ASU 2016-13. The amendments in this ASU that are related to derivatives and hedging are effective for fiscal years beginning after April 25, 2019, and interim periods within those years, with early adoption permitted. The amendments in this ASU that are related to financial instruments are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that the amendments in this ASU that are related to financial instruments – credit losses will have on our consolidated financial statements and related disclosures. We elected to early adopt the amendments in this ASU that are related to derivatives and hedging and financial instruments in the second quarter of 2019 and the adoption of these amendments did not have any impact on our consolidated financial statements and related disclosures.

3.	FacilitySource Acquisition

On June 12, 2018, CBRE Jason Acquisition LLC (Merger Sub), our wholly-owned subsidiary, and FacilitySource Holdings, LLC (FacilitySource), WP X Finance, LP and Warburg Pincus X Partners, LP (collectively, the Stockholders) entered into a stock purchase agreement and plan of merger (the Merger Agreement). As part of the Merger Agreement, (i) we purchased from the Stockholders all the outstanding shares of capital stock of FS WP Holdco, Inc (Blocker Corp), which owned 1,686,013 Class A units (the Blocker Units) and (ii) immediately following the acquisition of Blocker Corp, Merger Sub merged with FacilitySource, with FacilitySource continuing as the surviving company and our wholly-owned subsidiary within our Global Workplace Solutions segment (the FacilitySource Acquisition), with the remaining Blocker Units not held by Blocker Corp. canceled and converted into the right to receive cash consideration as set forth in the Merger Agreement. The final net purchase price was approximately $266.5 million paid in cash, with $263.0 million paid in 2018 and $3.5 million paid in 2019. We financed the transaction with cash on hand and borrowings under our revolving credit facility. We completed the FacilitySource Acquisition to help us (i) build a tech-enabled supply chain capability for the occupier outsourcing industry and (ii) drive meaningfully differentiated outcomes for leading occupiers of real estate.

The purchase accounting related to the FacilitySource Acquisition has been finalized (with no changes made in 2019 to the preliminary purchase accounting recorded in 2018). The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the FacilitySource Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from FacilitySource with ours. The goodwill recorded in connection with the FacilitySource Acquisition that is deductible for tax purposes was not significant.

4.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At June 30, 2019 and December 31, 2018, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2018	$1,342,468
Origination of mortgage loans	10,090,347
Gains (premiums on loan sales)	29,784
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(10,069,484)
Cash collections of premiums on loan sales	(29,784)
Proceeds from sale of mortgage loans	(10,099,268)
Net increase in mortgage servicing rights included in warehouse receivables	2,597
Ending balance at June 30, 2019	$1,365,928

The following table is a summary of our warehouse lines of credit in place as of June 30, 2019 and December 31, 2018 (dollars in thousands):

			June 30, 2019		December 31, 2018
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	10/21/2019	daily one-month LIBOR plus 1.30%	$985,000	$890,625	$985,000	$871,680
JP Morgan	10/21/2019	daily one-month LIBOR plus 2.75%	15,000	—	15,000	—
Capital One, N.A. (Capital One) (1)	7/27/2019	daily one-month LIBOR plus 1.35%	200,000	132,205	325,000	120,195
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	186,423	450,000	149,089
TD Bank, N.A. (TD Bank) (2)	6/30/2019	daily one-month LIBOR plus 1.20%	400,000	60,990	400,000	165,945
Bank of America, N.A. (BofA)	5/27/2020	daily one-month LIBOR plus 1.20%	350,000	79,745	—	—
BofA	5/27/2020	daily one-month LIBOR plus 1.15%	250,000	—	200,000	—
BofA	6/4/2019	daily one-month LIBOR plus 1.30%	—	—	225,000	21,852
MUFG Union Bank, N.A. (Union Bank)	6/28/2020	daily one-month LIBOR plus 1.20%	200,000	—	—	—
			$2,850,000	$1,349,988	$2,600,000	$1,328,761

(1)

During 2018, the maximum facility size was temporarily increased to $325.0 million and reverted to $200.0 million on January 31, 2019. The line was then temporarily increased from $200.0 million to $700.0 million effective February 27, 2019. The maximum facility size reverted to $200.0 million on April 1, 2019. In July 2019, this $200.0 million line of credit was renewed with terms that included an interest rate of daily one-month LIBOR plus 1.25% and a maturity date of July 27, 2020.

(2)

Effective July 1, 2019, this facility was amended with a revised interest rate of daily one-month LIBOR plus 1.15% and a maturity date of June 30, 2020. Effective August 1, 2019, this facility was temporarily increased to $800.0 million, and will revert back to $400.0 million on February 1, 2020.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the six months ended June 30, 2019, we had a maximum of $2.5 billion of warehouse lines of credit principal outstanding.

5.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2019 and December 31, 2018, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Investments in unconsolidated subsidiaries	$27,059	$23,266
Other current assets	4,058	3,827
Co-investment commitments	20,384	22,363
Maximum exposure to loss	$51,501	$49,456

6.	Fair Value Measurements

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	As of June 30, 2019
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$5,664	$—	$—	$5,664
Debt securities issued by U.S. federal agencies	—	11,191	—	11,191
Corporate debt securities	—	27,290	—	27,290
Asset-backed securities	—	5,129	—	5,129
Collateralized mortgage obligations	—	2,256	—	2,256
Total available for sale debt securities	5,664	45,866	—	51,530
Equity securities	70,487	—	—	70,487
Warehouse receivables	—	1,365,928	—	1,365,928
Total assets at fair value	$76,151	$1,411,794	$—	$1,487,945
Liabilities
Interest rate swaps	$—	$377	$—	$377
Total liabilities at fair value	$—	$377	$—	$377

	As of December 31, 2018
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$3,138	$—	$—	$3,138
Debt securities issued by U.S. federal agencies	—	11,196	—	11,196
Corporate debt securities	—	27,201	—	27,201
Asset-backed securities	—	5,017	—	5,017
Collateralized mortgage obligations	—	2,224	—	2,224
Total available for sale debt securities	3,138	45,638	—	48,776
Equity securities	153,762	—	—	153,762
Warehouse receivables	—	1,342,468	—	1,342,468
Total assets at fair value	$156,900	$1,388,106	$—	$1,545,006
Liabilities
Interest rate swaps	$—	$1,070	$—	$1,070
Securities sold, not yet purchased	3,133	—	—	3,133
Total liabilities at fair value	$3,133	$1,070	$—	$4,203

There were no significant non-recurring fair value measurements recorded during the three months ended June 30, 2019. The following non-recurring fair value measurement was recorded for the six months ended June 30, 2019 (dollars in thousands):

Total
Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Six Months Ended
	June 30, 2019	Level 1	Level 2	Level 3	June 30, 2019
Other intangible assets	$16,000	$—	$—	$16,000	$89,037

During the six months ended June 30, 2019, we recorded an intangible asset impairment of $89.0 million in our Real Estate Investments segment. Such impairment charge was included as a separate line item in the accompanying consolidated statements of operations.

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

There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2018.

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

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $740.4 million at June 30, 2019 and $757.0 million at December 31, 2018. Their actual carrying value, net of unamortized debt issuance costs, totaled $750.3 million and $751.3 million at June 30, 2019 and December 31, 2018, respectively (see Note 8).

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $652.3 million and $467.8 million, respectively, at June 30, 2019 and $616.4 million and $443.7 million, respectively, at December 31, 2018. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $593.2 million and $422.8 million, respectively, at June 30, 2019 and $592.8 million and $422.7 million, respectively, at December 31, 2018.

7.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$342,822	$445,030	$707,947	$788,229
Operating income	97,202	236,181	191,823	372,389
Net income	50,549	161,828	99,477	255,824

8.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Senior term loans, with interest ranging from 0.75% to 3.44%, due quarterly through 2024	$754,752	$758,452
4.875% senior notes due in 2026, net of unamortized discount	596,850	596,653
5.25% senior notes due in 2025, net of unamortized premium	426,043	426,134
Other	2,455	3,682
Total long-term debt	1,780,100	1,784,921
Less: current maturities of long-term debt	(2,258)	(3,146)
Less: unamortized debt issuance costs	(11,278)	(14,515)
Total long-term debt, net of current maturities	$1,766,564	$1,767,260

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

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of June 30, 2019, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

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

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 21.78x for the trailing twelve months ended June 30, 2019, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.78x as of June 30, 2019.

Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of June 30, 2019, $230.0 million was outstanding under the revolving credit facility. In addition, as of June 30, 2019, letters of credit totaling $2.0 million were outstanding under our revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	Leases

We are the lessee in contracts for our office space tenancies and leased vehicles. These arrangements account for the significant portion of our lease liabilities and right-of-use assets. We continually monitor our service arrangements to evaluate whether they meet the definition of a lease.

The base terms for our lease arrangements typically do not extend beyond 10 years. We commonly have renewal options in our leases, but most of these options do not create a significant economic incentive for us to extend the lease term. Therefore, payments during periods covered by these renewal options are typically not included in our lease liabilities and right-of-use assets. Specific to our vehicle leases, early termination options are common and economic penalties associated with early termination of these contracts are typically significant enough to make it reasonably certain that we will not exercise such options. Therefore, payments during periods covered by these early termination options in vehicle leases are typically included in our lease liabilities and right-of-use assets. As an accounting policy election, our short-term leases with an initial term of 12 months or less are not recognized as lease liabilities and right-of-use assets in the consolidated balance sheets. The rent expense associated with short term leases is recognized on a straight-line basis over the lease term.

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

Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$949,216
Financing lease assets	Other assets, net	68,193
Total leased assets		$1,017,409

Liabilities
Current:
Operating	Operating lease liabilities	$173,496
Financing	Other current liabilities	27,192
Non-current:
Operating	Non-current operating lease liabilities	996,228
Financing	Other liabilities	41,001
Total lease liabilities		$1,237,917

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Components of lease cost are as follows (dollars in thousands):

Component	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Operating, administrative and other	$46,098	$92,825
Finance lease cost:
Amortization of right-to-use assets	(1)	7,118	14,287
Interest on lease liabilities	Interest expense	243	448
Variable lease cost	(2)	16,106	33,053
Sublease income	Revenue	(1,033)	(1,274)
Total lease cost		$68,532	$139,339

(1)

Amortization costs of $5.7 million and $11.6 million, respectively, from vehicle finance leases utilized in client outsourcing arrangements are included in cost of services. Amortization costs of $1.4 million and $2.7 million, respectively, from all other finance leases are included in depreciation and amortization.

(2)

Variable lease costs of $3.8 million and $6.9 million, respectively, from leases in client outsourcing arrangements are included in cost of services. Variable lease costs of $12.3 million and $26.1 million, respectively, from all other leases are included in operating, administrative and other.

Weighted average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2019
Weighted-average remaining lease term:
Operating leases	9 years
Finance leases	3 years
Weighted-average discount rate:
Operating leases	3.4%
Finance leases	2.2%

Maturities of lease liabilities by fiscal year as of June 30, 2019 are as follows (dollars in thousands):

	Operating Leases	Financing Leases
2019	$85,879	$14,546
2020	188,651	24,902
2021	183,905	17,185
2022	159,028	9,750
2023	141,397	3,750
Thereafter	604,770	674
Total remaining lease payments at June 30, 2019	$1,363,630	$70,807
Less: Interest	193,906	2,614
Present value of lease liabilities at June 30, 2019	$1,169,724	$68,193

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Supplemental cash flow information and non-cash activity related to our operating leases are as follows (dollars in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78,630
Operating cash flows from financing leases	621
Financing cash flows from financing leases	14,902
Right-of-use assets obtained in exchange for new operating lease liabilities	75,116
Right-of-use assets obtained in exchange for new financing lease liabilities	18,607
Other non-cash increases in operating lease right-of-use assets (1)	25,598
Other non-cash decreases in finance lease right-of-use assets (1)	(226)

(1)	These noncash increases in right-of-use assets resulted from lease modifications and remeasurements.

10.	Commitments and Contingencies

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $25.9 billion at June 30, 2019. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2019 and December 31, 2018, CBRE MCI had a $67.0 million and a $64.0 million, respectively, letter of credit under this reserve arrangement, and had recorded a liability of approximately $41.8 million and $37.9 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $748.9 million (including $485.7 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2019.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. These obligations are for the period from origination of the loan to the securitization date. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both June 30, 2019 and December 31, 2018, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $78.3 million as of June 30, 2019, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $72.0 million as of June 30, 2019 referred to in the preceding paragraphs represented the majority of the $78.3 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2020.

We had guarantees totaling $58.4 million as of June 30, 2019, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $58.4 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition, as of June 30, 2019, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of June 30, 2019, we had aggregate commitments of $73.0 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2019, we had committed to fund $48.5 million of additional capital to these unconsolidated subsidiaries.

11.	Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$223,731	$228,667	$388,140	$378,955
Weighted average shares outstanding for basic income per share	336,222,471	339,081,556	336,122,100	338,986,354
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.67	$0.67	$1.15	$1.12
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$223,731	$228,667	$388,140	$378,955
Weighted average shares outstanding for basic income per share:	336,222,471	339,081,556	336,122,100	338,986,354
Dilutive effect of contingently issuable shares	4,286,460	4,389,957	4,212,215	4,044,050
Dilutive effect of stock options	—	—	—	785
Weighted average shares outstanding for diluted income per share	340,508,931	343,471,513	340,334,315	343,031,189
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.66	$0.67	$1.14	$1.10

For the three and six months ended June 30, 2019, 813,155 and 579,994, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2018, 75,851 and 51,946, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

On October 27, 2016, our board of directors authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. Through December 31, 2018, we had spent $161.0 million to repurchase 3,980,656 shares of our Class A common stock with an average price paid per share of $40.43. During the month of January 2019, we spent $45.1 million to repurchase an additional 1,144,449 shares of our Class A common stock with an average price paid per share of $39.38. Additionally, on February 28, 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new program. As of June 30, 2019, the authorization under the new program remained unused.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Revenue from Contracts with Customers

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018 by type of service and/or segment (dollars in thousands):

	Three Months Ended June 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,385,452	$—	$3,385,452
Advisory leasing	817,788	—	—	817,788
Advisory sales	466,558	—	—	466,558
Property and advisory project management	555,822	—	—	555,822
Valuation	149,051	—	—	149,051
Commercial mortgage origination (1)	32,111	—	—	32,111
Loan servicing (2)	7,084	—	—	7,084
Investment management	—	—	101,646	101,646
Development services	—	—	48,017	48,017
Topic 606 Revenue	2,028,414	3,385,452	149,663	5,563,529
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	107,888	—	—	107,888
Loan servicing (2)	42,656	—	—	42,656
Total Out of Scope of Topic 606 Revenue	150,544	—	—	150,544
Total revenue	$2,178,958	$3,385,452	$149,663	$5,714,073

	Three Months Ended June 30, 2018 (3)
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,034,973	$—	$3,034,973
Advisory leasing	687,386	—	—	687,386
Advisory sales	457,376	—	—	457,376
Property and advisory project management	502,201	—	—	502,201
Valuation	147,397	—	—	147,397
Commercial mortgage origination (1)	27,856	—	—	27,856
Loan servicing (2)	5,516	—	—	5,516
Investment management	—	—	98,947	98,947
Development services	—	—	18,408	18,408
Topic 606 Revenue	1,827,732	3,034,973	117,355	4,980,060
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	92,982	—	—	92,982
Loan servicing (2)	38,392	—	—	38,392
Total Out of Scope of Topic 606 Revenue	131,374	—	—	131,374
Total revenue	$1,959,106	$3,034,973	$117,355	$5,111,434

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Our new organizational structure became effective on January 1, 2019. See Note 13 for additional information. Revenue classifications for 2018 have been restated to conform to the new structure.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$6,551,367	$—	$6,551,367
Advisory leasing	1,440,428	—	—	1,440,428
Advisory sales	852,213	—	—	852,213
Property and advisory project management	1,076,706	—	—	1,076,706
Valuation	287,377	—	—	287,377
Commercial mortgage origination (1)	55,684	—	—	55,684
Loan servicing (2)	14,070	—	—	14,070
Investment management	—	—	207,954	207,954
Development services	—	—	76,902	76,902
Topic 606 Revenue	3,726,478	6,551,367	284,856	10,562,701
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	205,194	—	—	205,194
Loan servicing (2)	81,688	—	—	81,688
Total Out of Scope of Topic 606 Revenue	286,882	—	—	286,882
Total revenue	$4,013,360	$6,551,367	$284,856	$10,849,583

	Six Months Ended June 30, 2018 (3)
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$5,862,476	$—	$5,862,476
Advisory leasing	1,204,895	—	—	1,204,895
Advisory sales	871,108	—	—	871,108
Property and advisory project management	986,983	—	—	986,983
Valuation	281,560	—	—	281,560
Commercial mortgage origination (1)	52,138	—	—	52,138
Loan servicing (2)	10,933	—	—	10,933
Investment management	—	—	222,637	222,637
Development services	—	—	41,733	41,733
Topic 606 Revenue	3,407,617	5,862,476	264,370	9,534,463
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	176,134	—	—	176,134
Loan servicing (2)	74,789	—	—	74,789
Total Out of Scope of Topic 606 Revenue	250,923	—	—	250,923
Total revenue	$3,658,540	$5,862,476	$264,370	$9,785,386

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Our new organizational structure became effective on January 1, 2019. See Note 13 for additional information. Revenue classifications for 2018 have been restated to conform to the new structure.

Contract Assets and Liabilities

We had contract assets totaling $465.7 million ($323.2 million of which was current) and $381.8 million ($307.0 million of which was current) as of June 30, 2019 and December 31, 2018, respectively.

We had contract liabilities totaling $120.0 million ($109.5 million of which was current) and $92.5 million ($82.2 million of which was current) as of June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, we recognized revenue of $64.3 million that was included in the contract liability balance at December 31, 2018.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.	Segments

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

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018 (1)	2019	2018 (1)
Revenue
Advisory Services	$2,178,958	$1,959,106	$4,013,360	$3,658,540
Global Workplace Solutions	3,385,452	3,034,973	6,551,367	5,862,476
Real Estate Investments	149,663	117,355	284,856	264,370
Total revenue	$5,714,073	$5,111,434	$10,849,583	$9,785,386

Adjusted EBITDA
Advisory Services	$333,528	$290,312	$597,378	$505,744
Global Workplace Solutions	104,060	79,081	203,739	161,816
Real Estate Investments	30,904	69,914	117,407	119,554
Total Adjusted EBITDA	$468,492	$439,307	$918,524	$787,114

(1)	Results for 2018 have been presented in conformity with the new structure.

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

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to CBRE Group, Inc.	$223,731	$228,667	$388,140	$378,955
Add:
Depreciation and amortization	106,479	113,399	212,302	221,564
Intangible asset impairment	—	—	89,037	—
Interest expense, net of interest income	24,600	25,396	45,792	50,633
Write-off of financing costs on extinguished debt	—	—	2,608	27,982
Provision for income taxes	62,521	70,319	106,399	116,483
EBITDA	417,331	437,781	844,278	795,617
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (1)	33,816	—	49,565	—
Integration and other costs related to acquisitions	9,037	—	9,037	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	8,308	1,526	15,644	(8,503)
Adjusted EBITDA	$468,492	$439,307	$918,524	$787,114

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
United States	$3,372,201	$2,908,185	$6,408,907	$5,582,402
United Kingdom	657,005	634,264	1,245,587	1,214,781
All other countries	1,684,867	1,568,985	3,195,089	2,988,203
Total revenue	$5,714,073	$5,111,434	$10,849,583	$9,785,386

14.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018 of:

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of June 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$8,363	$95,214	$432,034	$—	$535,618
Restricted cash	—	—	7,352	70,255	—	77,607
Receivables, net	545	7	1,632,964	2,367,487	—	4,001,003
Warehouse receivables (1)	—	—	821,923	544,005	—	1,365,928
Contract assets	—	—	308,838	14,409	—	323,247
Prepaid expenses	—	—	126,980	163,274	—	290,254
Income taxes receivable	130	—	24,467	29,324	(157)	53,764
Other current assets	—	—	80,186	157,610	—	237,796
Total Current Assets	682	8,370	3,097,924	3,778,398	(157)	6,885,217
Property and equipment, net	—	—	515,525	230,965	—	746,490
Goodwill	—	—	2,234,731	1,429,058	—	3,663,789
Other intangible assets, net	—	—	730,619	600,662	—	1,331,281
Operating lease assets	—	—	445,234	503,982	—	949,216
Investments in unconsolidated subsidiaries	—	—	184,560	122,748	—	307,308
Investments in consolidated subsidiaries	7,332,563	6,150,477	3,368,024	—	(16,851,064)	—
Intercompany loan receivable	—	2,720,490	700,000	567,215	(3,987,705)	—
Deferred tax assets, net	—	—	91,552	54,383	(62,920)	83,015
Other assets, net	—	18,940	581,482	152,397	—	752,819
Total Assets	$7,333,245	$8,898,277	$11,949,651	$7,439,808	$(20,901,846)	$14,719,135
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$18,338	$787,934	$1,257,573	$—	$2,063,845
Compensation and employee benefits payable	—	—	677,258	409,715	—	1,086,973
Accrued bonus and profit sharing	—	—	408,569	296,161	—	704,730
Operating lease liabilities	—	—	78,567	94,929	—	173,496
Contract liabilities	—	—	55,037	54,474	—	109,511
Income taxes payable	—	3,962	—	33,930	(157)	37,735
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	814,896	535,092	—	1,349,988
Revolving credit facility	—	230,000	—	—	—	230,000
Total short-term borrowings	—	230,000	814,896	535,092	—	1,579,988
Current maturities of long-term debt	—	—	23	2,235	—	2,258
Other current liabilities	—	377	95,662	32,874	—	128,913
Total Current Liabilities	—	252,677	2,917,946	2,716,983	(157)	5,887,449
Long-Term Debt, net:
Long-term debt, net	—	1,313,037	8	453,519	—	1,766,564
Intercompany loan payable	1,986,608	—	2,001,097	—	(3,987,705)	—
Total Long-Term Debt, net	1,986,608	1,313,037	2,001,105	453,519	(3,987,705)	1,766,564
Non-current operating lease liabilities	—	—	507,862	488,366	—	996,228
Non-current tax liabilities	—	—	143,449	35,541	—	178,990
Deferred tax liabilities, net	—	—	—	114,508	(62,920)	51,588
Other liabilities	—	—	228,812	218,974	—	447,786
Total Liabilities	1,986,608	1,565,714	5,799,174	4,027,891	(4,050,782)	9,328,605
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	5,346,637	7,332,563	6,150,477	3,368,024	(16,851,064)	5,346,637
Non-controlling interests	—	—	—	43,893	—	43,893
Total Equity	5,346,637	7,332,563	6,150,477	3,411,917	(16,851,064)	5,390,530
Total Liabilities and Equity	$7,333,245	$8,898,277	$11,949,651	$7,439,808	$(20,901,846)	$14,719,135

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 4.875% senior notes, 5.25% senior notes and our 2019 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan, Fannie Mae ASAP, Capital One, BofA and TD Bank lines of credit are pledged to JP Morgan, Fannie Mae, Capital One, BofA and TD Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of December 31, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$34,063	$261,181	$481,968	$—	$777,219
Restricted cash	—	—	13,767	72,958	—	86,725
Receivables, net	—	5	1,340,120	2,328,466	—	3,668,591
Warehouse receivables (1)	—	—	664,095	678,373	—	1,342,468
Contract assets	—	—	289,214	17,806	—	307,020
Prepaid expenses	—	—	122,305	132,587	—	254,892
Income taxes receivable	6,099	—	18,992	52,692	(6,099)	71,684
Other current assets	—	—	56,853	188,758	—	245,611
Total Current Assets	6,106	34,068	2,766,527	3,953,608	(6,099)	6,754,210
Property and equipment, net	—	—	512,110	209,582	—	721,692
Goodwill	—	—	2,224,909	1,427,400	—	3,652,309
Other intangible assets, net	—	—	835,270	606,038	—	1,441,308
Investments in unconsolidated subsidiaries	—	—	170,698	45,476	—	216,174
Investments in consolidated subsidiaries	6,759,815	5,595,831	3,228,512	—	(15,584,158)	—
Intercompany loan receivable	—	2,440,775	700,000	711,244	(3,852,019)	—
Deferred tax assets, net	—	—	2,666	51,755	(2,718)	51,703
Other assets, net	—	18,257	483,790	117,350	—	619,397
Total Assets	$6,765,921	$8,088,931	$10,924,482	$7,122,453	$(19,444,994)	$13,456,793
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$40	$17,450	$655,582	$1,246,755	$—	$1,919,827
Compensation and employee benefits payable	—	—	662,196	458,983	—	1,121,179
Accrued bonus and profit sharing	—	—	685,521	503,874	—	1,189,395
Contract liabilities	—	—	41,045	41,182	—	82,227
Income taxes payable	—	720	6,417	67,062	(6,099)	68,100
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	657,731	671,030	—	1,328,761
Total short-term borrowings	—	—	657,731	671,030	—	1,328,761
Current maturities of long-term debt	—	—	39	3,107	—	3,146
Other current liabilities	—	1,070	70,202	19,473	—	90,745
Total Current Liabilities	40	19,240	2,778,733	3,011,466	(6,099)	5,803,380
Long-Term Debt, net:
Long-term debt, net	—	1,309,876	18	457,366	—	1,767,260
Intercompany loan payable	1,827,084	—	2,024,935	—	(3,852,019)	—
Total Long-Term Debt, net	1,827,084	1,309,876	2,024,953	457,366	(3,852,019)	1,767,260
Non-current tax liabilities	—	—	164,857	7,769	—	172,626
Deferred tax liabilities, net	—	—	—	110,143	(2,718)	107,425
Other liabilities	—	—	360,108	236,092	—	596,200
Total Liabilities	1,827,124	1,329,116	5,328,651	3,822,836	(3,860,836)	8,446,891
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	4,938,797	6,759,815	5,595,831	3,228,512	(15,584,158)	4,938,797
Non-controlling interests	—	—	—	71,105	—	71,105
Total Equity	4,938,797	6,759,815	5,595,831	3,299,617	(15,584,158)	5,009,902
Total Liabilities and Equity	$6,765,921	$8,088,931	$10,924,482	$7,122,453	$(19,444,994)	$13,456,793

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$3,302,484	$2,411,589	$—	$5,714,073
Costs and expenses:
Cost of services			2,602,522	1,843,268	—	4,445,790
Operating, administrative and other	250	226	436,939	439,982	—	877,397
Depreciation and amortization	—	—	65,351	41,128	—	106,479
Total costs and expenses	250	226	3,104,812	2,324,378	—	5,429,666
Gain on disposition of real estate	—	—	—	10	—	10
Operating (loss) income	(250)	(226)	197,672	87,221	—	284,417
Equity income from unconsolidated subsidiaries	—	—	18,961	2,812	—	21,773
Other income	—	—	1,479	2,890	—	4,369
Interest expense, net of interest income	—	(8,457)	25,855	7,202	—	24,600
Royalty and management service expense (income)	—	—	14,765	(14,765)	—	—
Income from consolidated subsidiaries	223,917	217,812	63,621	—	(505,350)	—
Income before (benefit of) provision for income taxes	223,667	226,043	241,113	100,486	(505,350)	285,959
(Benefit of) provision for income taxes	(64)	2,126	23,301	37,158	—	62,521
Net income	223,731	223,917	217,812	63,328	(505,350)	223,438
Less: Net loss attributable to non-controlling interests	—	—	—	(293)	—	(293)
Net income attributable to CBRE Group, Inc.	$223,731	$223,917	$217,812	$63,621	$(505,350)	$223,731

	Three Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,848,854	$2,262,580	$—	$5,111,434
Costs and expenses:
Cost of services	—	—	2,265,206	1,693,542	—	3,958,748
Operating, administrative and other	7,039	246	415,495	403,502	—	826,282
Depreciation and amortization	—	—	68,334	45,065	—	113,399
Total costs and expenses	7,039	246	2,749,035	2,142,109	—	4,898,429
Gain on disposition of real estate	—	—	11,212	1,099	—	12,311
Operating (loss) income	(7,039)	(246)	111,031	121,570	—	225,316
Equity income from unconsolidated subsidiaries	—	—	94,755	1,266	—	96,021
Other income	—	—	1,189	2,820	—	4,009
Interest expense, net of interest income	—	(8,868)	30,924	3,340	−	25,396
Royalty and management service expense (income)	—	—	11,587	(11,587)	—	—
Income from consolidated subsidiaries	233,952	227,472	97,972	—	(559,396)	—
Income before (benefit of) provision for income taxes	226,913	236,094	262,436	133,903	(559,396)	299,950
(Benefit of) provision for income taxes	(1,754)	2,142	34,964	34,967	—	70,319
Net income	228,667	233,952	227,472	98,936	(559,396)	229,631
Less: Net income attributable to non-controlling interests	—	—	—	964	—	964
Net income attributable to CBRE Group, Inc.	$228,667	$233,952	$227,472	$97,972	$(559,396)	$228,667

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$6,268,601	$4,580,982	$—	$10,849,583
Costs and expenses:
Cost of services			4,946,389	3,521,435	—	8,467,824
Operating, administrative and other	500	530	852,670	816,573	—	1,670,273
Depreciation and amortization	—	—	130,950	81,352	—	212,302
Intangible asset impairment	—	—	89,037	—	—	89,037
Total costs and expenses	500	530	6,019,046	4,419,360	—	10,439,436
Gain on disposition of real estate	—	—	19,231	26	—	19,257
Operating (loss) income	(500)	(530)	268,786	161,648	—	429,404
Equity income from unconsolidated subsidiaries	—	—	90,747	3,690	—	94,437
Other income	—	—	3,159	22,063	—	25,222
Interest expense, net of interest income	—	(18,323)	43,327	20,788	—	45,792
Write-off of financing costs on extinguished debt	—	2,608	—	—	—	2,608
Royalty and management service expense (income)	—	—	21,505	(21,505)	—	—
Income from consolidated subsidiaries	388,510	377,287	104,315	—	(870,112)	—
Income before (benefit of) provision for income taxes	388,010	392,472	402,175	188,118	(870,112)	500,663
(Benefit of) provision for income taxes	(130)	3,962	24,888	77,679	—	106,399
Net income	388,140	388,510	377,287	110,439	(870,112)	394,264
Less: Net income attributable to non-controlling interests	—	—	—	6,124	—	6,124
Net income attributable to CBRE Group, Inc.	$388,140	$388,510	$377,287	$104,315	$(870,112)	$388,140

	Six Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$5,466,548	$4,318,838	$—	$9,785,386
Costs and expenses:
Cost of services	—	—	4,322,819	3,255,890	—	7,578,709
Operating, administrative and other	12,743	731	776,126	768,917	—	1,558,517
Depreciation and amortization	—	—	132,643	88,921	—	221,564
Total costs and expenses	12,743	731	5,231,588	4,113,728	—	9,358,790
Gain on disposition of real estate	—	—	11,230	1,099	—	12,329
Operating (loss) income	(12,743)	(731)	246,190	206,209	—	438,925
Equity income from unconsolidated subsidiaries	—	—	134,047	2,153	—	136,200
Other income (loss)	—	—	2,899	(3,170)	—	(271)
Interest expense, net of interest income	—	(13,679)	55,503	8,809	—	50,633
Write-off of financing costs on extinguished debt	—	27,982	—	—	—	27,982
Royalty and management service expense (income)	—	—	24,758	(24,758)	—	—
Income from consolidated subsidiaries	388,525	399,815	159,143	—	(947,483)	—
Income before (benefit of) provision for income taxes	375,782	384,781	462,018	221,141	(947,483)	496,239
(Benefit of) provision for income taxes	(3,173)	(3,744)	62,203	61,197	—	116,483
Net income	378,955	388,525	399,815	159,944	(947,483)	379,756
Less: Net income attributable to non-controlling interests	—	—	—	801	—	801
Net income attributable to CBRE Group, Inc.	$378,955	$388,525	$399,815	$159,143	$(947,483)	$378,955

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$223,731	$223,917	$217,812	$63,328	$(505,350)	$223,438
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(2,532)	—	(2,532)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	425	—	—	—	425
Unrealized losses on interest rate swaps, net	—	(52)	—	—	—	(52)
Unrealized holding gains on available for sale debt securities, net	—	—	705	—	—	705
Total other comprehensive income (loss)	—	373	705	(2,532)	—	(1,454)
Comprehensive income	223,731	224,290	218,517	60,796	(505,350)	221,984
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(256)	—	(256)
Comprehensive income attributable to CBRE Group, Inc.	$223,731	$224,290	$218,517	$61,052	$(505,350)	$222,240

	Three Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$228,667	$233,952	$227,472	$98,936	$(559,396)	$229,631
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(165,926)	—	(165,926)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	628	—	—	—	628
Unrealized gains on interest rate swaps, net	—	214	—	—	—	214
Unrealized holding losses on available for sale debt securities, net	—	—	(122)	—	—	(122)
Total other comprehensive income (loss)	—	842	(122)	(165,926)	—	(165,206)
Comprehensive income (loss)	228,667	234,794	227,350	(66,990)	(559,396)	64,425
Less: Comprehensive income attributable to non-controlling interests	—	—	—	480	—	480
Comprehensive income (loss) attributable to CBRE Group, Inc.	$228,667	$234,794	$227,350	$(67,470)	$(559,396)	$63,945

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$388,140	$388,510	$377,287	$110,439	$(870,112)	$394,264
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(1,595)	—	(1,595)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	835	—	—	—	835
Unrealized losses on interest rate swaps, net	—	(111)	—	—	—	(111)
Unrealized holding gains on available for sale debt securities, net	—	—	1,460	—	—	1,460
Other, net	—	—	1	—	—	1
Total other comprehensive income (loss)	—	724	1,461	(1,595)	—	590
Comprehensive income	388,140	389,234	378,748	108,844	(870,112)	394,854
Less: Comprehensive income attributable to non-controlling interests	—	—	—	6,105	—	6,105
Comprehensive income attributable to CBRE Group, Inc.	$388,140	$389,234	$378,748	$102,739	$(870,112)	$388,749

	Six Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$378,955	$388,525	$399,815	$159,944	$(947,483)	$379,756
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(99,894)	—	(99,894)
Adoption of Accounting Standards Update 2016-01, net	—	—	(3,964)	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,383	—	—	—	1,383
Unrealized gains on interest rate swaps, net	—	817	—	—	—	817
Unrealized holding losses on available for sale debt securities, net	—	—	(627)	—	—	(627)
Other, net	—	—	20	5,508	—	5,528
Total other comprehensive income (loss)	—	2,200	(4,571)	(94,386)	—	(96,757)
Comprehensive income	378,955	390,725	395,244	65,558	(947,483)	282,999
Less: Comprehensive income attributable to non-controlling interests	—	—	—	122	—	122
Comprehensive income attributable to CBRE Group, Inc.	$378,955	$390,725	$395,244	$65,436	$(947,483)	$282,877

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$70,594	$21,038	$(186,739)	$(221,725)	$(316,832)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(56,967)	(43,707)	(100,674)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(1,798)	(344)	(2,142)
Contributions to unconsolidated subsidiaries	—	—	(29,632)	(5,555)	(35,187)
Distributions from unconsolidated subsidiaries	—	—	9,720	553	10,273
Purchase of equity securities	—	—	(5,601)	—	(5,601)
Proceeds from sale of equity securities	—	—	8,311	1,558	9,869
Purchase of available for sale debt securities	—	—	(2,812)	—	(2,812)
Proceeds from the sale of available for sale debt securities	—	—	1,466	—	1,466
Other investing activities, net	—	—	325	(101)	224
Net cash used in investing activities	—	—	(76,988)	(47,596)	(124,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	300,000	—	—	300,000
Repayment of senior term loans	—	(300,000)	—	—	(300,000)
Proceeds from revolving credit facility	—	1,596,000	—	—	1,596,000
Repayment of revolving credit facility	—	(1,366,000)	—	—	(1,366,000)
Proceeds from notes payable on real estate	—	—	—	4,165	4,165
Repurchase of common stock	(45,088)	—	—	—	(45,088)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	—	—	(24,558)	(3,959)	(28,517)
Units repurchased for payment of taxes on equity awards	(9,565)	—	—	—	(9,565)
Non-controlling interest contributions	—	—	—	41,977	41,977
Non-controlling interest distributions	—	—	—	(2,563)	(2,563)
(Increase) decrease in intercompany receivables, net	(15,941)	(273,333)	115,903	173,371	—
Other financing activities, net	—	(3,405)	—	(1,030)	(4,435)
Net cash (used in) provided by financing activities	(70,594)	(46,738)	91,345	211,961	185,974
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	4,723	4,723
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(25,700)	(172,382)	(52,637)	(250,719)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	34,063	274,948	554,926	863,944
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$8,363	$102,566	$502,289	$613,225
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$34,945	$—	$11,580	$46,525
Income taxes, net	$—	$—	$29,076	$179,800	$208,876

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$51,094	$2,234	$(56,141)	$(89,249)	$(92,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(65,676)	(41,806)	(107,482)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(259,338)	(5,364)	(264,702)
Contributions to unconsolidated subsidiaries	—	—	(17,030)	(4,012)	(21,042)
Distributions from unconsolidated subsidiaries	—	—	24,986	3,249	28,235
Net proceeds from disposition of real estate held for investment	—	—	—	14,174	14,174
Purchase of equity securities	—	—	(13,718)	—	(13,718)
Proceeds from sale of equity securities	—	—	8,889	—	8,889
Purchase of available for sale debt securities	—	—	(18,723)	—	(18,723)
Proceeds from the sale of available for sale debt securities	—	—	4,121	—	4,121
Other investing activities, net	—	—	(6,454)	70	(6,384)
Net cash used in investing activities	—	—	(342,943)	(33,689)	(376,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	550,000	—	—	550,000
Proceeds from revolving credit facility	—	2,000,000	—	—	2,000,000
Repayment of revolving credit facility	—	(1,402,000)	—	—	(1,402,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)	—	—	(820,000)
Proceeds from notes payable on real estate	—	—	—	1,153	1,153
Repayment of notes payable on real estate	—	—	—	(16,019)	(16,019)
Acquisition of businesses (cash (paid) received for acquisitions more than three months after purchase date)	—	—	(13,166)	1,983	(11,183)
Repayment of debt assumed in acquisition of FacilitySource	—	—	(26,295)	—	(26,295)
Units repurchased for payment of taxes on equity awards	(4,630)	—	—	—	(4,630)
Non-controlling interest contributions	—	—	—	2,744	2,744
Non-controlling interest distributions	—	—	—	(7,652)	(7,652)
(Increase) decrease in intercompany receivables, net	(46,622)	(337,235)	405,196	(21,339)	—
Other financing activities, net	158	(199)	—	(35)	(76)
Net cash (used in) provided by financing activities	(51,094)	(9,434)	365,735	(39,165)	266,042
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	(18,821)	(18,821)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(7,200)	(33,349)	(180,924)	(221,473)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	15,604	114,143	695,065	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$8,404	$80,794	$514,141	$603,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$58,814	$—	$523	$59,337
Income taxes, net	$—	$—	$77,076	$82,757	$159,833

15.	Subsequent Event

On July 3, 2019, we announced our intention to acquire Telford Homes Plc (Telford) in our Real Estate Investments segment. Telford develops multifamily residential properties in London. Under the terms of the planned transaction, Telford shareholders will receive $4.41 (£3.50) per share in cash, valuing Telford at $336.9 million (£267.4 million). The transaction was subject to approval by a majority of Telford shareholders voting on the transaction and who represented at least 75% in value of the votes cast. On August 6, 2019, the transaction was approved by Telford shareholders with 93.51% of shareholders voting “for” the transaction. We plan to fund the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. We anticipate closing this transaction later this year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended June 30, 2019 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2018. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

In 2018, we generated revenue from a highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2019 we were ranked #146 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 18 years in a row (including 2019). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for six consecutive years (including 2019).

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these policies as of June 30, 2019.

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

Commercial real estate markets in the United States have generally been marked by increased demand for space, falling vacancies and higher rents since 2010. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, including higher occupancy rates and rents, broad, low-cost credit availability and increased institutional capital allocations to commercial real estate. In 2019, the U.S. sales market has maintained a pace relatively consistent with 2018 levels, as significant capital continues to be invested in commercial real estate and relatively low-cost financing remains plentiful. The market for commercial real estate leasing has remained solid in 2018 and 2019, reflecting a continued healthy economy and steady employment growth.

In Europe, leasing demand has remained relatively solid in 2019, though sales market volumes have softened. Notably, in the United Kingdom, continued uncertainty about the date and the terms on which the United Kingdom will leave the European Union has contributed to lower lease and sales volumes in the first half of 2019.

In Asia Pacific, leasing activity and investment levels have cooled in 2019 amid rising geopolitical uncertainty and slowing regional economies. However, Asia Pacific investors remain a significant source of real estate investment both within the region and around the world.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Actively managed real estate equity strategies have been pressured by a shift in investor preferences from active to passive portfolio strategies.

The performance of our global real estate services and investment businesses depends on sustained economic growth and solid job creation; stable global credit markets; and positive business and investor sentiment.

Effects of Acquisitions

We historically have made significant use of strategic acquisitions to add and enhance service competencies around the world. On June 12, 2018, CBRE Jason Acquisition LLC (Merger Sub), our wholly-owned subsidiary, and FacilitySource Holdings, LLC (FacilitySource), WP X Finance, LP and Warburg Pincus X Partners, LP (collectively, the Stockholders) entered into a stock purchase agreement and plan of merger (the Merger Agreement). As part of the Merger Agreement, (i) we purchased from the Stockholders all the outstanding shares of capital stock of FS WP Holdco, Inc (Blocker Corp), which owned 1,686,013 Class A units (the Blocker Units) and (ii) immediately following the acquisition of Blocker Corp, Merger Sub merged with FacilitySource, with FacilitySource continuing as the surviving company and our wholly-owned subsidiary within our Global Workplace Solutions segment (the FacilitySource Acquisition), with the remaining Blocker Units not held by Blocker Corp. canceled and converted into the right to receive cash consideration as set forth in the Merger Agreement. The final net purchase price was approximately $266.5 million in cash, with $263.0 million paid in 2018 and $3.5 million paid in 2019. We financed the transaction with cash on hand and borrowings under our revolving credit facility. We completed the FacilitySource Acquisition to help us (i) build a tech-enabled supply chain capability for the occupier outsourcing industry and (ii) drive meaningfully differentiated outcomes for leading occupiers of real estate.

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2018, we acquired a retail leasing and property management firm in Australia, two firms in Israel (our former affiliate and a majority interest in a local facilities management provider), a commercial real estate services provider in San Antonio, a provider of real estate and facilities consulting services to healthcare companies across the United States and the remaining 50% equity interest in our longstanding New England joint venture. During the six months ended June 30, 2019, we acquired the assets of a leading advanced analytics software company based in the United Kingdom which provides technology and consulting services for large global data center operators and a commercial and residential real estate appraisal firm headquartered in Florida.

On July 3, 2019, we announced our intention to acquire Telford Homes Plc (Telford) in our Real Estate Investments segment. Telford develops multifamily residential properties in London. Under the terms of the planned transaction, Telford shareholders will receive $4.41 (£3.50) per share in cash, valuing Telford at $336.9 million (£267.4 million). The transaction was subject to approval by a majority of Telford shareholders voting on the transaction and who represented at least 75% in value of the votes cast. On August 6, 2019, the transaction was approved by Telford shareholders with 93.51% of shareholders voting “for” the transaction. We plan to fund the acquisition through a combination of cash on hand and borrowings under our revolving credit facility. We anticipate closing this transaction later this year.

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2019, we have accrued deferred consideration totaling $111.2 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the six months ended June 30, 2019, approximately 41% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Israeli shekel, Japanese yen, Mexican peso, New Zealand dollar, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
United States dollar	$3,372,201	59.0%	$2,908,185	56.9%	$6,408,907	59.1%	$5,582,402	57.0%
British pound sterling	657,005	11.5%	634,264	12.4%	1,245,587	11.5%	1,214,781	12.4%
Euro	585,438	10.2%	560,352	11.0%	1,115,864	10.3%	1,056,298	10.8%
Canadian dollar	196,565	3.4%	181,075	3.5%	358,461	3.3%	341,957	3.5%
Indian rupee	121,718	2.1%	103,651	2.0%	234,191	2.1%	207,245	2.1%
Australian dollar	111,252	2.0%	128,376	2.5%	198,642	1.8%	229,933	2.3%
Japanese yen	76,196	1.3%	62,491	1.2%	143,033	1.3%	127,659	1.3%
Singapore dollar	76,195	1.3%	68,273	1.3%	140,906	1.3%	128,506	1.3%
Chinese yuan	74,057	1.3%	69,284	1.4%	147,649	1.4%	131,659	1.4%
Brazilian real	49,374	0.9%	44,455	0.9%	93,495	0.9%	85,151	0.9%
Swiss franc	43,797	0.8%	44,066	0.9%	87,142	0.8%	87,314	0.9%
Hong Kong dollar	39,850	0.7%	39,169	0.8%	75,958	0.7%	74,355	0.8%
Mexican peso	35,818	0.6%	34,387	0.7%	69,010	0.6%	66,998	0.7%
Polish zloty	27,418	0.5%	21,509	0.4%	49,518	0.5%	38,947	0.4%
Israeli shekel	25,616	0.5%	6,192	0.1%	52,838	0.5%	12,527	0.1%
New Zealand dollar	18,636	0.3%	16,281	0.3%	32,777	0.3%	28,129	0.3%
Danish krone	18,620	0.3%	18,608	0.4%	38,023	0.4%	41,931	0.4%
Thai baht	17,763	0.3%	18,438	0.4%	35,543	0.3%	38,363	0.4%
Swedish krona	17,484	0.3%	16,674	0.3%	34,699	0.3%	36,094	0.4%
Other currencies	149,070	2.7%	135,704	2.6%	287,340	2.6%	255,137	2.6%
Total revenue	$5,714,073	100.0%	$5,111,434	100.0%	$10,849,583	100.0%	$9,785,386	100.0%

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2019, the net impact would have been an increase in pre-tax income of $0.2 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2019, the net impact would have been an increase in pre-tax income of $4.0 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue:
Fee revenue:
Global workplace solutions	$764,325	13.4%	$668,065	13.1%	$1,456,220	13.4%	$1,311,303	13.4%
Property and advisory project management	312,370	5.5%	293,275	5.7%	600,489	5.5%	565,269	5.8%
Valuation	149,051	2.6%	147,397	2.9%	287,377	2.6%	281,560	2.9%
Loan servicing	49,740	0.9%	43,908	0.9%	95,758	0.9%	85,722	0.9%
Advisory leasing	817,788	14.3%	687,386	13.4%	1,440,428	13.3%	1,204,895	12.3%
Capital markets:
Advisory sales	466,558	8.2%	457,376	8.9%	852,213	7.9%	871,108	8.9%
Commercial mortgage origination	139,999	2.5%	120,838	2.4%	260,878	2.4%	228,272	2.3%
Investment management	101,646	1.8%	98,947	1.9%	207,954	1.9%	222,637	2.3%
Development services	48,017	0.7%	18,408	0.4%	76,902	0.7%	41,733	0.4%
Total fee revenue	2,849,494	49.9%	2,535,600	49.6%	5,278,219	48.6%	4,812,499	49.2%
Pass through costs also recognized as revenue	2,864,579	50.1%	2,575,834	50.4%	5,571,364	51.4%	4,972,887	50.8%
Total revenue	5,714,073	100.0%	5,111,434	100.0%	10,849,583	100.0%	9,785,386	100.0%
Costs and expenses:
Cost of services	4,445,790	77.8%	3,958,748	77.4%	8,467,824	78.0%	7,578,709	77.4%
Operating, administrative and other	877,397	15.4%	826,282	16.2%	1,670,273	15.4%	1,558,517	15.9%
Depreciation and amortization	106,479	1.8%	113,399	2.2%	212,302	2.0%	221,564	2.3%
Intangible asset impairment	—	0.0%	—	0.0%	89,037	0.8%	—	0.0%
Total costs and expenses	5,429,666	95.0%	4,898,429	95.8%	10,439,436	96.2%	9,358,790	95.6%
Gain on disposition of real estate	10	0.0%	12,311	0.2%	19,257	0.2%	12,329	0.1%
Operating income	284,417	5.0%	225,316	4.4%	429,404	4.0%	438,925	4.5%
Equity income from unconsolidated subsidiaries	21,773	0.3%	96,021	1.9%	94,437	0.9%	136,200	1.3%
Other income (loss)	4,369	0.1%	4,009	0.1%	25,222	0.2%	(271)	—
Interest expense, net of interest income	24,600	0.4%	25,396	0.5%	45,792	0.4%	50,633	0.5%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	2,608	0.1%	27,982	0.2%
Income before provision for income taxes	285,959	5.0%	299,950	5.9%	500,663	4.6%	496,239	5.1%
Provision for income taxes	62,521	1.1%	70,319	1.4%	106,399	1.0%	116,483	1.2%
Net income	223,438	3.9%	229,631	4.5%	394,264	3.6%	379,756	3.9%
Less: Net (loss) income attributable to non-controlling interests	(293)	0.0%	964	0.0%	6,124	0.0%	801	0.0%
Net income attributable to CBRE Group, Inc.	$223,731	3.9%	$228,667	4.5%	$388,140	3.6%	$378,955	3.9%
Adjusted EBITDA	$468,492	8.2%	$439,307	8.6%	$918,524	8.5%	$787,114	8.0%

Fee revenue and adjusted EBITDA are not recognized measurements under GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. Because not all companies use identical calculations, our presentation of fee revenue and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Adjusted EBITDA is not intended to be a measure of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. We also use adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to CBRE Group, Inc.	$223,731	$228,667	$388,140	$378,955
Add:
Depreciation and amortization	106,479	113,399	212,302	221,564
Intangible asset impairment	—	—	89,037	—
Interest expense, net of interest income	24,600	25,396	45,792	50,633
Write-off of financing costs on extinguished debt	—	—	2,608	27,982
Provision for income taxes	62,521	70,319	106,399	116,483
EBITDA	417,331	437,781	844,278	795,617
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (1)	33,816	—	49,565	—
Integration and other costs related to acquisitions	9,037	—	9,037	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	8,308	1,526	15,644	(8,503)
Adjusted EBITDA	$468,492	$439,307	$918,524	$787,114

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

We reported consolidated net income of $223.7 million for the three months ended June 30, 2019 on revenue of $5.7 billion as compared to consolidated net income of $228.7 million on revenue of $5.1 billion for the three months ended June 30, 2018.

Our revenue on a consolidated basis for the three months ended June 30, 2019 increased by $602.6 million, or 11.8%, as compared to the three months ended June 30, 2018. The revenue increase reflects strong organic growth fueled by higher revenue in our Global Workplace Solutions segment (up 11.5%) and improved revenue in our Advisory Services segment due to property and advisory project management revenue (up 10.7%) as well as increased advisory leasing (up 19.0%), commercial mortgage origination activity (up 15.9%) and property sales (up 2.0%). Foreign currency translation had a $152.5 million negative impact on total revenue during the three months ended June 30, 2019, primarily driven by weakness in the Argentine peso, Australian dollar, British pound sterling, Canadian dollar and euro.

Our cost of services on a consolidated basis increased by $487.0 million, or 12.3%, during the three months ended June 30, 2019 as compared to the same period in 2018. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in advisory lease and sales transaction revenue led to a corresponding increase in commission expense. Lastly, higher costs in our property and advisory project management business also contributed to the increase. These items were partially offset by the impact of foreign currency translation, which had a $121.2 million positive impact on total cost of services during the three months ended June 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 77.8% for the three months ended June 30, 2019 versus 77.4% for the three months ended June 30, 2018.

Our operating, administrative and other expenses on a consolidated basis increased by $51.1 million, or 6.2%, during the three months ended June 30, 2019 as compared to the same period in 2018. During the second quarter of 2019, we incurred $32.7 million of costs in connection with our reorganization (including cost-savings initiatives). Additionally, in the current year, we incurred higher payroll-related costs, integration and other costs associated with acquisitions (primarily due to the recently announced Telford acquisition) as well as higher carried interest expense. These items were partially offset by the impact of foreign currency translation, which had a $26.7 million positive impact on total operating expenses during the three months ended June 30, 2019. Operating expenses as a percentage of revenue decreased from 16.2% for the three months ended June 30, 2018 to 15.4% for the three months ended June 30, 2019, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis decreased by $6.9 million, or 6.1%, during the three months ended June 30, 2019 as compared to the same period in 2018. This decrease was primarily attributable to $8.3 million of lower amortization expense largely associated with intangibles from prior acquisitions. The decrease in amortization expense was partially offset by a rise in depreciation expense of $1.4 million during the three months ended June 30, 2019 driven by technology-related capital expenditures.

Our gain on disposition of real estate on a consolidated basis was $12.3 million for the three months ended June 30, 2018 (no comparable activity in the second quarter of 2019). The gain reported in the second quarter of 2018 resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $74.2 million, or 77.3%, during the three months ended June 30, 2019 as compared to the same period in 2018, primarily driven by lower equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our consolidated interest expense, net of interest income, on a consolidated basis was relatively consistent at $24.6 million for the three months ended June 30, 2019 as compared to $25.4 million for the three months ended June 30, 2018.

Our provision for income taxes on a consolidated basis was $62.5 million for the three months ended June 30, 2019 as compared to $70.3 million for the same period in 2018. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased from 23.5% for the three months ended June 30, 2018 to 21.8% for the three months ended June 30, 2019. We benefited from discrete items for the three months ended June 30, 2019 that exceeded the benefits for other discrete items for the prior-year period.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

We reported consolidated net income of $388.1 million for the six months ended June 30, 2019 on revenue of $10.8 billion as compared to consolidated net income of $379.0 million on revenue of $9.8 billion for the six months ended June 30, 2018.

Our revenue on a consolidated basis for the six months ended June 30, 2019 increased by $1.1 billion, or 10.9%, as compared to the six months ended June 30, 2018. The revenue increase reflects strong organic growth fueled by higher revenue in our Global Workplace Solutions segment (up 11.8%) and improved revenue in our Advisory Services segment due to property and advisory project management revenue (up 9.1%) as well as increased advisory leasing (up 19.5%) and commercial mortgage origination activity (up 14.3%). Foreign currency translation had a $300.7 million negative impact on total revenue during the six months ended June 30, 2019, primarily driven by weakness in the Argentine peso, Australian dollar, British pound sterling, Canadian dollar, euro and Indian rupee.

Our cost of services on a consolidated basis increased by $889.1 million, or 11.7%, during the six months ended June 30, 2019 as compared to the same period in 2018. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in advisory lease transaction revenue led to a corresponding increase in commission expense. Lastly, higher costs in our property and advisory project management business also contributed to the increase. These items were partially offset by the impact of foreign currency translation, which had a $241.9 million positive impact on total cost of services during the six months ended June 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 78.0% for the six months ended June 30, 2019 versus 77.4% for the six months ended June 30, 2018.

Our operating, administrative and other expenses on a consolidated basis increased by $111.8 million, or 7.2%, during the six months ended June 30, 2019 as compared to the same period in 2018. During the first half of 2019, we incurred $47.0 million of costs in connection with our reorganization (including cost-savings initiatives). Additionally, in the current year, we incurred higher payroll-related costs, integration and other costs associated with acquisitions (primarily due to the recently announced Telford acquisition) as well as higher carried interest expense. These items were partially offset by the impact of foreign currency translation, which had a $50.1 million positive impact on total operating expenses during the six months ended June 30, 2019. Operating expenses as a percentage of revenue decreased from 15.9% for the six months ended June 30, 2018 to 15.4% for the six months ended June 30, 2019, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis decreased by $9.3 million, or 4.2%, during the six months ended June 30, 2019 as compared to the same period in 2018. This decrease was primarily attributable to $15.4 million of lower amortization expense largely associated with intangibles from prior acquisitions. The decrease in amortization expense was partially offset by a rise in depreciation expense of $6.1 million during the six months ended June 30, 2019 driven by technology-related capital expenditures.

During the six months ended June 30, 2019, we recorded an intangible asset impairment of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and the decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

Our gain on disposition of real estate on a consolidated basis increased by $6.9 million, or 56.2%, during the six months ended June 30, 2019 as compared to the same period in 2018. These gains resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $41.8 million, or 30.7%, during the six months ended June 30, 2019 as compared to the same period in 2018, primarily driven by lower equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our other income on a consolidated basis was $25.2 million for the six months ended June 30, 2019 as compared to a loss of $0.3 million for the six months ended June 30, 2018. The income in the current year was primarily driven by net realized and unrealized gains related to co-investments in our real estate securities business within our Real Estate Investments segment.

Our consolidated interest expense, net of interest income decreased by $4.8 million, or 9.6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease was primarily driven by the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.6 million for the six months ended June 30, 2019 as compared to $28.0 million for the six months ended June 30, 2018. The costs for the six months ended June 30, 2019 were incurred in connection with the refinancing of our credit agreement. The costs for the six months ended June 30, 2018 included a $20.0 million premium paid and the write-off of $8.0 million of unamortized deferred financing costs in connection with the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $106.4 million for the six months ended June 30, 2019 as compared to $116.5 million for the same period in 2018. Our effective tax rate, after adjusting pre-tax income to remove the portion attributable to non-controlling interests, decreased from 23.5% for the six months ended June 30, 2018 to 21.5% for the six months ended June 30, 2019. We benefited from discrete items for the six months ended June 30, 2019 that exceeded the benefits for other discrete items for the prior-year period.

Segment Operations

On August 17, 2018, we announced a new organizational structure that became effective on January 1, 2019. Under the new structure, we organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. For additional information on our segments, see Note 13 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services

The following table summarizes our results of operations for our Advisory Services operating segment for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018 (1)		2019		2018 (1)
Revenue:
Fee revenue:
Property and advisory project management	$312,370	14.3%	$293,275	15.0%	$600,489	15.0%	$565,269	15.5%
Valuation	149,051	6.8%	147,397	7.5%	287,377	7.2%	281,560	7.7%
Loan servicing	49,740	2.3%	43,908	2.2%	95,758	2.4%	85,722	2.3%
Advisory leasing	817,788	37.5%	687,386	35.1%	1,440,428	35.9%	1,204,895	32.9%
Capital markets:
Advisory sales	466,558	21.5%	457,376	23.3%	852,213	21.1%	871,108	23.9%
Commercial mortgage origination	139,999	6.4%	120,838	6.2%	260,878	6.5%	228,272	6.2%
Total fee revenue	1,935,506	88.8%	1,750,180	89.3%	3,537,143	88.1%	3,236,826	88.5%
Pass through costs also recognized as revenue	243,452	11.2%	208,926	10.7%	476,217	11.9%	421,714	11.5%
Total revenue	2,178,958	100.0%	1,959,106	100.0%	4,013,360	100.0%	3,658,540	100.0%
Costs and expenses:
Cost of services	1,309,940	60.1%	1,151,238	58.8%	2,393,039	59.6%	2,159,900	59.0%
Operating, administrative and other	544,696	25.0%	527,046	26.9%	1,041,314	25.9%	1,008,864	27.6%
Depreciation and amortization	74,754	3.4%	66,992	3.4%	146,401	3.7%	131,970	3.6%
Total costs and expenses	1,929,390	88.5%	1,745,276	89.1%	3,580,754	89.2%	3,300,734	90.2%
Operating income	249,568	11.5%	213,830	10.9%	432,606	10.8%	357,806	9.8%
Equity income from unconsolidated subsidiaries	3,136	0.1%	7,808	0.4%	3,811	0.1%	12,239	0.4%
Other income	1,480	0.1%	1,075	0.1%	3,159	0.0%	2,874	0.0%
Less: Net income (loss) attributable to non-controlling interests	135	0.0%	(607)	0.0%	(10)	0.0%	(855)	0.0%
Add-back: Depreciation and amortization	74,754	3.4%	66,992	3.4%	146,401	3.7%	131,970	3.6%
EBITDA	328,803	15.1%	290,312	14.8%	585,987	14.6%	505,744	13.8%
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (2)	4,422	0.2%	—	0.0%	11,088	0.3%	—	0.0%
Integration and other costs related to acquisitions	303	0.0%	—	0.0%	303	0.0%	—	0.0%
Adjusted EBITDA	$333,528	15.3%	$290,312	14.8%	$597,378	14.9%	$505,744	13.8%
Adjusted EBITDA on fee revenue margin		17.2%		16.6%		16.9%		15.6%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.
(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue increased by $219.9 million, or 11.2%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The revenue increase reflects strong organic growth fueled by higher leasing, commercial mortgage origination and property sales activity as well as improved property and advisory project management revenue. Foreign currency translation had a $48.6 million negative impact on total revenue during the three months ended June 30, 2019, primarily driven by weakness in the Australian dollar, British pound sterling, Canadian dollar and euro.

Cost of services increased by $158.7 million, or 13.8%, for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to higher commission expense resulting from improved lease and sales transaction revenue. Higher costs in our property and advisory project management business also contributed to the increase. Foreign currency translation had a $29.3 million positive impact on total cost of services during the three months ended June 30, 2019. Cost of services as a percentage of revenue was 60.1% for the three months ended June 30, 2019 as compared to 58.8% for the same period in 2018. The increase in cost of services as a percentage of revenue was primarily due to producers achieving higher commission rates due to improved associated revenue performance.

Operating, administrative and other expenses increased by $17.7 million, or 3.3%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was partly driven by higher payroll-related costs. During the three months ended June 30, 2019, we also incurred $4.9 million of severance costs in connection with our reorganization, including cost-savings initiatives. Foreign currency translation had a $16.1 million positive impact on total operating expenses during the three months ended June 30, 2019.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended June 30, 2019, MSRs contributed to operating income $44.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $29.3 million of amortization of related intangible assets. For the three months ended June 30, 2018, MSRs contributed to operating income $39.2 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $26.6 million of amortization of related intangible assets.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue increased by $354.8 million, or 9.7%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The revenue increase reflects strong organic growth fueled by higher leasing and commercial mortgage origination activity as well as improved property and advisory project management revenue. Foreign currency translation had a $92.1 million negative impact on total revenue during the six months ended June 30, 2019, primarily driven by weakness in the Australian dollar, British pound sterling, Canadian dollar, euro and Indian rupee.

Cost of services increased by $233.1 million, or 10.8%, for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to higher commission expense resulting from improved lease transaction revenue. Higher costs in our property and advisory project management business also contributed to the increase. Foreign currency translation had a $56.6 million positive impact on total cost of services during the six months ended June 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 59.6% for the six months ended June 30, 2019 versus 59.0% for the same period in 2018.

Operating, administrative and other expenses increased by $32.5 million, or 3.2%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was partly driven by higher payroll-related costs. During the six months ended June 30, 2019, we also incurred $10.5 million of severance costs in connection with our reorganization, including cost-savings initiatives. Foreign currency translation had a $30.6 million positive impact on total operating expenses during the six months ended June 30, 2019.

For the six months ended June 30, 2019, MSRs contributed to operating income $82.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $57.0 million of amortization of related intangible assets. For the six months ended June 30, 2018, MSRs contributed to operating income $71.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $53.5 million of amortization of related intangible assets.

Global Workplace Solutions

The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018 (1)		2019		2018 (1)
Revenue:
Fee revenue:
Global workplace solutions	$764,325	22.6%	$668,065	22.0%	$1,456,220	22.2%	$1,311,303	22.4%
Total fee revenue	764,325	22.6%	668,065	22.0%	1,456,220	22.2%	1,311,303	22.4%
Pass through costs also recognized as revenue	2,621,127	77.4%	2,366,908	78.0%	5,095,147	77.8%	4,551,173	77.6%
Total revenue	3,385,452	100.0%	3,034,973	100.0%	6,551,367	100.0%	5,862,476	100.0%
Costs and expenses:
Cost of services	3,135,850	92.6%	2,807,510	92.5%	6,074,785	92.7%	5,418,809	92.4%
Operating, administrative and other	176,238	5.2%	148,415	4.9%	311,710	4.8%	281,927	4.8%
Depreciation and amortization	29,839	0.9%	38,966	1.3%	59,322	0.9%	75,496	1.3%
Total costs and expenses	3,341,927	98.7%	2,994,891	98.7%	6,445,817	98.4%	5,776,232	98.5%
Operating income	43,525	1.3%	40,082	1.3%	105,550	1.6%	86,244	1.5%
Equity loss from unconsolidated subsidiaries	(325)	0.0%	(1)	0.0%	(1,158)	0.0%	(1)	0.0%
Other income	1,522	0.0%	87	0.0%	1,506	0.0%	119	0.0%
Less: Net (loss) income attributable to non-controlling interests	(105)	0.0%	53	0.0%	(263)	0.0%	42	0.0%
Add-back: Depreciation and amortization	29,839	0.9%	38,966	1.3%	59,322	0.9%	75,496	1.3%
EBITDA	74,666	2.2%	79,081	2.6%	165,483	2.5%	161,816	2.8%
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (2)	29,394	0.9%	—	0.0%	38,256	0.6%	—	0.0%
Adjusted EBITDA	$104,060	3.1%	$79,081	2.6%	$203,739	3.1%	$161,816	2.8%
Adjusted EBITDA on fee revenue margin		13.6%		11.8%		14.0%		12.3%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.
(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue increased by $350.5 million, or 11.5%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The revenue increase was fueled by growth in the market for real estate outsourcing services. Foreign currency translation had a $99.2 million negative impact on total revenue during the three months ended June 30, 2019, primarily driven by weakness in the Argentine peso, British pound sterling, Canadian dollar and euro.

Cost of services increased by $328.3 million, or 11.7%, for the three months ended June 30, 2019 as compared to the same period in 2018, driven by the higher revenue. Foreign currency translation had a $91.9 million positive impact on total cost of services during the three months ended June 30, 2019. Cost of services as a percentage of revenue was consistent at 92.6% for the three months ended June 30, 2019 versus 92.5% for the same period in 2018.

Operating, administrative and other expenses increased by $27.8 million, or 18.7%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. During the three months ended June 30, 2019, we incurred $27.8 million of severance costs in connection with our reorganization, including cost-savings initiatives, as well as higher costs attributable to the FacilitySource acquisition, which closed in June 2018. These items were partially offset by the impact of foreign currency translation, which had a $6.7 million positive impact on total operating expenses during the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue increased by $688.9 million, or 11.8%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The revenue increase was fueled by growth in the market for real estate outsourcing services. Foreign currency translation had a $199.6 million negative impact on total revenue during the six months ended June 30, 2019, primarily driven by weakness in the Argentine peso, British pound sterling, Canadian dollar, euro and Indian rupee.

Cost of services increased by $656.0 million, or 12.1%, for the six months ended June 30, 2019 as compared to the same period in 2018, driven by the higher revenue. Foreign currency translation had a $185.3 million positive impact on total cost of services during the six months ended June 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 92.7% for the six months ended June 30, 2019 versus 92.4% for the same period in 2018.

Operating, administrative and other expenses increased by $29.8 million, or 10.6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, we incurred $36.3 million of severance costs in connection with our reorganization, including cost-savings initiatives, as well as higher costs attributable to the FacilitySource acquisition. These costs were partially offset by the impact of foreign currency translation, which had a $12.3 million positive impact on total operating expenses during the six months ended June 30, 2019.

Real Estate Investments

The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018 (1)		2019		2018 (1)
Revenue:
Investment management	$101,646	67.9%	$98,947	84.3%	$207,954	73.0%	$222,637	84.2%
Development services	48,017	32.1%	18,408	15.7%	76,902	27.0%	41,733	15.8%
Total revenue	149,663	100.0%	117,355	100.0%	284,856	100.0%	264,370	100.0%
Costs and expenses:
Operating, administrative and other	156,463	104.5%	150,821	128.5%	317,249	111.4%	267,726	101.3%
Depreciation and amortization	1,886	1.3%	7,441	6.4%	6,579	2.2%	14,098	5.3%
Intangible asset impairment	—	0.0%	—	0.0%	89,037	31.3%	—	0.0%
Total costs and expenses	158,349	105.8%	158,262	134.9%	412,865	144.9%	281,824	106.6%
Gain on disposition of real estate	10	0.0%	12,311	10.5%	19,257	6.8%	12,329	4.7%
Operating loss	(8,676)	(5.8%)	(28,596)	(24.4%)	(108,752)	(38.1%)	(5,125)	(1.9%)
Equity income from unconsolidated subsidiaries	18,962	12.7%	88,214	75.3%	91,784	32.1%	123,962	46.8%
Other income (loss)	1,367	0.9%	2,847	2.4%	20,557	7.2%	(3,264)	(1.2%)
Less: Net (loss) income attributable to non-controlling interests	(323)	(0.2%)	1,518	1.3%	6,397	2.2%	1,614	0.6%
Add-back: Depreciation and amortization	1,886	1.3%	7,441	6.3%	6,579	2.3%	14,098	5.3%
Add-back: Intangible asset impairment	—	0.0%	—	0.0%	89,037	31.3%	—	0.0%
EBITDA	13,862	9.3%	68,388	58.3%	92,808	32.6%	128,057	48.4%
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	—	0.0%	221	0.1%	—	0.0%
Integration and other costs related to acquisitions	8,734	5.7%	—	0.0%	8,734	3.0%	—	0.0%
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	8,308	5.6%	1,526	1.3%	15,644	5.5%	(8,503)	(3.2%)
Adjusted EBITDA	$30,904	20.6%	$69,914	59.6%	$117,407	41.2%	$119,554	45.2%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.
(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue increased by $32.3 million, or 27.5%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily driven by higher incentive and development fees in our development services line of business. Foreign currency translation had a $4.7 million negative impact on total revenue during the three months ended June 30, 2019, primarily driven by weakness in the British pound sterling and euro.

Operating, administrative and other expenses increased by $5.6 million, or 3.7%, for the three months ended June 30, 2019 as compared to the same period in 2018, primarily driven by costs incurred in connection with the recently announced Telford acquisition as well as higher carried interest expense. These items were partially offset by lower bonuses (driven by lower property sales in the second quarter of 2019 as compared to the same period in the prior year, which were reflected in equity income from unconsolidated subsidiaries and gain on disposition of real estate). Foreign currency translation also had a $3.9 million positive impact on total operating expenses during the three months ended June 30, 2019.

A roll forward of our AUM by product type for the three months ended June 30, 2019 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at March 31, 2019	$35.7	$61.0	$10.5	$107.2
Inflows	1.8	2.5	0.1	4.4
Outflows	(0.4)	(2.4)	(2.7)	(5.5)
Market appreciation (depreciation)	0.7	(0.2)	0.1	0.6
Balance at June 30, 2019	$37.8	$60.9	$8.0	$106.7

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

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue increased by $20.5 million, or 7.7%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily driven by higher incentive and development fees in our development services line of business. These items were partially offset by lower carried interest revenue in our investment management line of business. Foreign currency translation also had a $9.0 million negative impact on total revenue during the six months ended June 30, 2019, primarily driven by weakness in the British pound sterling and euro.

Operating, administrative and other expenses increased by $49.5 million, or 18.5%, for the six months ended June 30, 2019 as compared to the same period in 2018, primarily driven by costs incurred in connection with the recently announced Telford acquisition as well as higher carried interest expense. Higher payroll-related costs (including increased bonus expense) also contributed to the increase. Foreign currency translation had a $7.2 million positive impact on total operating expenses during the six months ended June 30, 2019.

A roll forward of our AUM by product type for the six months ended June 30, 2019 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2019	$35.0	$60.2	$10.3	$105.5
Inflows	2.2	5.1	0.2	7.5
Outflows	(0.5)	(4.1)	(4.2)	(8.8)
Market appreciation (depreciation)	1.1	(0.3)	1.7	2.5
Balance at June 30, 2019	$37.8	$60.9	$8.0	$106.7

We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2019 include up to approximately $210 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2019, we incurred $87.7 million of capital expenditures, net of tenant concessions received. As of June 30, 2019, we had aggregate commitments of $73.0 million to fund future co-investments in our Real Estate Investments business, $43.9 million of which is expected to be funded in 2019. Additionally, as of June 30, 2019, we are committed to fund $48.5 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of June 30, 2019, we had $2.6 billion of borrowings available under our $2.8 billion revolving credit facility.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2019 and December 31, 2018, we had accrued $111.2 million ($17.5 million of which was a current liability) and $136.3 million ($41.7 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In addition, on October 27, 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. As of December 31, 2018, we spent $161.0 million to repurchase 3,980,656 shares of our Class A common stock with an average price paid per share of $40.43. During the month of January 2019, we spent $45.1 million to repurchase an additional 1,144,449 shares of our Class A common stock with an average price paid per share of $39.38. Additionally, on February 28, 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new program. As of June 30, 2019, the authorization under the new program remains unused. Our stock repurchases have been funded with cash on hand and we intend to continue funding future stock repurchases with existing cash. The timing of future repurchases, and the actual amounts repurchased, will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $316.8 million for the six months ended June 30, 2019, an increase of $224.8 million as compared to the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily driven by a greater net increase in accounts receivable and contract assets during the six months ended June 30, 2019 as compared to the increase during the six months ended June 30, 2018.

Investing Activities

Net cash used in investing activities totaled $124.6 million for the six months ended June 30, 2019, a decrease of $252.0 million as compared to the six months ended June 30, 2018. This decrease was largely driven by lower amounts paid for acquisitions in the current year. During the six months ended June 30, 2018, we completed the FacilitySource acquisition, which was the primary component of cash paid for acquisitions in the prior year period.

Financing Activities

Net cash provided by financing activities totaled $186.0 million for the six months ended June 30, 2019, a decrease of $80.1 million as compared to the six months ended June 30, 2018. This decrease was primarily due to higher net borrowings of $550.0 million and $368.0 million from our senior term loans and revolving credit facility, respectively, in the first half of 2018. These items were partially offset by the impact of the full redemption of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes (including $20.0 million premium) in the first half of 2018.

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

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of June 30, 2019, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

In prior years, we also issued 4.875% and 5.25% senior notes that are due in 2026 and 2025, respectively. For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2018 and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under the 2019 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our Annual Report on Form 10‑K for the year ended December 31, 2018 and Notes 4 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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

Investors and others should note that we routinely announce financial and other material information using our investor relations website (https://ir.cbre.com), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and members of the public about our company, our services and other items of interest. Information contained on our website is not part of this Quarterly Report or our other filings with the SEC.

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

The estimated fair value of our senior term loans was approximately $740.4 million at June 30, 2019. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $652.3 million and $467.8 million, respectively, at June 30, 2019.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2019, the net impact of the additional interest cost would be a decrease of $3.9 million on pre-tax income and an increase of $3.9 million in cash used in operating activities for the six months ended June 30, 2019.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of June 30, 2019 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.2	05/23/2018
10.1	Letter Agreement dated as of April 4, 2019 by and between CBRE, Inc. and Leah C. Stearns +	10-Q	001-32205	10.2	05/10/2019
10.2	CBRE Group, Inc. 2019 Equity Incentive Plan +	S-8 POS	001-32205	99.1	05/29/2019
10.3	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Time Vest) +					X
10.4	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Performance Vest) +					X
10.5	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Groch Time Vest) +					X
10.6	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Groch Performance Vest) +					X
10.7	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Non-Employee Director) +					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document (the instance document does not appear in the interactive data file because XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Denotes a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: August 9, 2019	/s/ Leah C. Stearns
Leah C. Stearns
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2019	/s/ Dara A. Bazzano
Dara A. Bazzano
Chief Accounting Officer (Principal Accounting Officer)