Form 10-Q
period 2019-09-30
CBRE GROUP, INC.
filed 2019-11-06
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Class A common stock outstanding at October 29, 2019 was 334,751,698.

FORM 10-Q

September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$577,460	$777,219
Restricted cash	124,845	86,725
Receivables, less allowance for doubtful accounts of $77,293 and $60,348 at September 30, 2019 and December 31, 2018, respectively	4,057,751	3,668,591
Warehouse receivables	987,923	1,342,468
Advance warehouse funding	376,707	—
Contract assets	348,615	307,020
Prepaid expenses	282,640	254,892
Income taxes receivable	38,615	71,684
Other current assets	264,279	245,611
Total Current Assets	7,058,835	6,754,210
Property and equipment, net	782,004	721,692
Goodwill	3,627,327	3,652,309
Other intangible assets, net of accumulated amortization of $1,299,958 and $1,180,393 at September 30, 2019 and December 31, 2018, respectively	1,325,603	1,441,308
Operating lease assets	980,337	—
Investments in unconsolidated subsidiaries	328,580	216,174
Deferred tax assets, net	142,918	51,703
Other assets, net	795,338	619,397
Total Assets	$15,040,942	$13,456,793
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,085,391	$1,919,827
Compensation and employee benefits payable	1,231,075	1,121,179
Accrued bonus and profit sharing	869,256	1,189,395
Operating lease liabilities	162,866	—
Contract liabilities	110,911	82,227
Income taxes payable	30,968	68,100
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,348,610	1,328,761
Revolving credit facility	52,000	—
Other	4,058	—
Total short-term borrowings	1,404,668	1,328,761
Current maturities of long-term debt	1,897	3,146
Other current liabilities	130,938	90,745
Total Current Liabilities	6,027,970	5,803,380
Long-term debt, net of current maturities	1,748,264	1,767,260
Non-current operating lease liabilities	1,039,865	—
Non-current tax liabilities	207,845	172,626
Deferred tax liabilities, net	21,287	107,425
Other liabilities	436,731	596,200
Total Liabilities	9,481,962	8,446,891
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,755,183 and 336,912,783 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3,358	3,369
Additional paid-in capital	1,140,021	1,149,013
Accumulated earnings	5,155,531	4,504,684
Accumulated other comprehensive loss	(787,081)	(718,269)
Total CBRE Group, Inc. Stockholders’ Equity	5,511,829	4,938,797
Non-controlling interests	47,151	71,105
Total Equity	5,558,980	5,009,902
Total Liabilities and Equity	$15,040,942	$13,456,793

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$5,925,101	$5,260,954	$16,774,684	$15,046,340
Costs and expenses:
Cost of services	4,687,336	4,098,904	13,155,160	11,677,613
Operating, administrative and other	809,584	859,085	2,479,857	2,417,602
Depreciation and amortization	111,560	113,484	323,862	335,048
Intangible asset impairment	—	—	89,037	—
Total costs and expenses	5,608,480	5,071,473	16,047,916	14,430,263
Gain on disposition of real estate	9	236	19,266	12,565
Operating income	316,630	189,717	746,034	628,642
Equity income from unconsolidated subsidiaries	25,796	126,840	120,233	263,040
Other income	941	95,515	26,163	95,244
Interest expense, net of interest income	21,846	25,420	67,638	76,053
Write-off of financing costs on extinguished debt	—	—	2,608	27,982
Income before provision for income taxes	321,521	386,652	822,184	882,891
Provision for income taxes	63,468	94,963	169,867	211,446
Net income	258,053	291,689	652,317	671,445
Less: Net income attributable to non-controlling interests	1,454	1,220	7,578	2,021
Net income attributable to CBRE Group, Inc.	$256,599	$290,469	$644,739	$669,424
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.76	$0.86	$1.92	$1.97
Weighted average shares outstanding for basic income per share	336,203,747	339,477,316	336,149,719	339,151,807
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.75	$0.85	$1.89	$1.95
Weighted average shares outstanding for diluted income per share	341,100,182	343,733,947	340,590,007	343,267,240

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$258,053	$291,689	$652,317	$671,445
Other comprehensive loss:
Foreign currency translation loss	(78,177)	(30,985)	(79,772)	(130,879)
Adoption of Accounting Standards Update 2016-01, net of tax	—	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	377	570	1,212	1,953
Unrealized gains (losses) on interest rate swaps, net of tax	7	65	(104)	882
Unrealized holding gains (losses) on available for sale debt securities, net of tax	881	22	2,341	(605)
Other, net	7,377	(15)	7,378	5,513
Total other comprehensive loss	(69,535)	(30,343)	(68,945)	(127,100)
Comprehensive income	188,518	261,346	583,372	544,345
Less: Comprehensive income attributable to non-controlling interests	1,340	1,357	7,445	1,479
Comprehensive income attributable to CBRE Group, Inc.	$187,178	$259,989	$575,927	$542,866

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$652,317	$671,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323,862	335,048
Amortization and write-off of financing costs on extinguished debt	7,196	33,405
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(191,103)	(156,973)
Intangible asset impairment	89,037	—
Gain associated with remeasuring our investment in a joint venture entity to fair value at the date we acquired the remaining interest	—	(92,624)
Gains on disposition of real estate held for investment	—	(3,197)
Net realized and unrealized gains from investments	(26,163)	(2,620)
Provision for doubtful accounts	18,083	17,606
Compensation expense for equity awards	98,958	97,035
Equity income from unconsolidated subsidiaries	(120,233)	(263,040)
Distribution of earnings from unconsolidated subsidiaries	145,588	262,670
Proceeds from sale of mortgage loans	15,786,800	13,351,590
Origination of mortgage loans	(15,381,864)	(13,979,299)
Increase in warehouse lines of credit	19,849	668,974
Increase in advance warehouse funding	(376,707)	—
Tenant concessions received	18,367	22,846
Purchase of equity securities	(81,369)	(66,380)
Proceeds from sale of equity securities	45,333	56,605
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(647,942)	(368,824)
Increase in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	158,708	85,648
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(230,040)	(136,257)
Decrease in income taxes payable, net	(132,583)	(21,642)
Other operating activities, net	(36,793)	(9,705)
Net cash provided by operating activities	139,301	502,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(160,583)	(151,893)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(14,844)	(313,560)
Contributions to unconsolidated subsidiaries	(84,648)	(31,026)
Distributions from unconsolidated subsidiaries	20,960	53,720
Net proceeds from disposition of real estate held for investment	—	14,174
Purchase of equity securities	(10,160)	(15,931)
Proceeds from sale of equity securities	14,261	11,402
Purchase of available for sale debt securities	(4,219)	(20,860)
Proceeds from the sale of available for sale debt securities	2,392	5,432
Other investing activities, net	590	(5,557)
Net cash used in investing activities	(236,251)	(454,099)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	300,000	550,000
Repayment of senior term loans	(300,000)	—
Proceeds from revolving credit facility	2,683,000	2,913,000
Repayment of revolving credit facility	(2,631,000)	(2,772,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)
Proceeds from notes payable on real estate	5,243	3,239
Repayment of notes payable on real estate	—	(16,019)
Repurchase of common stock	(94,088)	—
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(36,089)	(14,970)
Repayment of debt assumed in acquisition of FacilitySource	—	(26,295)
Units repurchased for payment of taxes on equity awards	(16,573)	(27,696)
Non-controlling interest contributions	46,513	9,558
Non-controlling interest distributions	(3,798)	(11,382)
Other financing activities, net	(5,171)	(915)
Net cash used in financing activities	(51,963)	(213,480)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(12,726)	(31,613)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(161,639)	(196,881)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	863,944	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$702,305	$627,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$80,179	$95,822
Income taxes, net	$302,735	$235,305

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2019	$3,363	$1,162,002	$4,898,932	$(717,660)	$43,893	$5,390,530
Net income	—	—	256,599	—	1,454	258,053
Compensation expense for equity awards	—	33,378	—	—	—	33,378
Units repurchased for payment of taxes on equity awards	—	(7,008)	—	—	—	(7,008)
Repurchase of common stock	—	(49,000)	—	—	—	(49,000)
Foreign currency translation loss	—	—	—	(78,063)	(114)	(78,177)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	377	—	377
Unrealized gains on interest rate swaps, net of tax	—	—	—	7	—	7
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	881	—	881
Contributions from non-controlling interests	—	—	—	—	4,536	4,536
Distributions to non-controlling interests	—	—	—	—	(1,235)	(1,235)
Deconsolidation of investment	—	—	—	—	(26)	(26)
Other	(5)	649	—	7,377	(1,357)	6,664
Balance at September 30, 2019	$3,358	$1,140,021	$5,155,531	$(787,081)	$47,151	$5,558,980

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2018	$3,398	$1,278,251	$3,820,420	$(648,492)	$63,294	$4,516,871
Net income	—	—	290,469	—	1,220	291,689
Compensation expense for equity awards	—	35,360	—	—	—	35,360
Reclassification of stock incentive plan awards from an equity award to a liability award	—	(9,074)	—	—	—	(9,074)
Units repurchased for payment of taxes on equity awards	—	(23,066)	—	—	—	(23,066)
Foreign currency translation (loss) gain	—	—	—	(31,122)	137	(30,985)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	570	—	570
Unrealized gains on interest rate swaps, net of tax	—	—	—	65	—	65
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	22	—	22
Contributions from non-controlling interests	—	—	—	—	6,814	6,814
Distributions to non-controlling interests	—	—	—	—	(3,730)	(3,730)
Other	11	(3,841)	—	(15)	(8,300)	(12,145)
Balance at September 30, 2018	$3,409	$1,277,630	$4,110,889	$(678,972)	$59,435	$4,772,391

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2018	$3,369	$1,149,013	$4,504,684	$(718,269)	$71,105	$5,009,902
Net income	—	—	644,739	—	7,578	652,317
Compensation expense for equity awards	—	98,958	—	—	—	98,958
Units repurchased for payment of taxes on equity awards	—	(16,573)	—	—	—	(16,573)
Repurchase of common stock	(11)	(94,077)	—	—	—	(94,088)
Foreign currency translation loss	—	—	—	(79,639)	(133)	(79,772)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,212	—	1,212
Unrealized losses on interest rate swaps, net of tax	—	—	—	(104)	—	(104)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	2,341	—	2,341
Contributions from non-controlling interests	—	—	—	—	46,513	46,513
Distributions to non-controlling interests	—	—	—	—	(3,798)	(3,798)
Deconsolidation of investment	—	—	—	—	(67,667)	(67,667)
Other	—	2,700	6,108	7,378	(6,447)	9,739
Balance at September 30, 2019	$3,358	$1,140,021	$5,155,531	$(787,081)	$47,151	$5,558,980

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2017	$3,395	$1,220,508	$3,443,007	$(552,414)	$60,118	$4,174,614
Net income	—	—	669,424	—	2,021	671,445
Adoption of Accounting Standards Update 2016-01, net of tax	—	—	3,964	(3,964)	—	—
Compensation expense for equity awards	—	97,035	—	—	—	97,035
Reclassification of stock incentive plan awards from an equity award to a liability award	—	(9,074)	—	—	—	(9,074)
Units repurchased for payment of taxes on equity awards	—	(27,696)	—	—	—	(27,696)
Foreign currency translation loss	—	—	—	(130,337)	(542)	(130,879)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,953	—	1,953
Unrealized gains on interest rate swaps, net of tax	—	—	—	882	—	882
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(605)	—	(605)
Contributions from non-controlling interests	—	—	—	—	9,558	9,558
Distributions to non-controlling interests	—	—	—	—	(11,382)	(11,382)
Other	14	(3,143)	(5,506)	5,513	(338)	(3,460)
Balance at September 30, 2018	$3,409	$1,277,630	$4,110,889	$(678,972)	$59,435	$4,772,391

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.” This ASU amends certain SEC sections or paragraphs within the FASB Accounting Standards Codification to reflect previously issued SEC final rules on Disclosure Update and Simplification and Investment Company Reporting Modernization. This ASU became effective immediately upon issuance. We adopted ASU 2019-07 in the third quarter of 2019 and the adoption did not have any impact on our consolidated financial statements and related disclosures.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At September 30, 2019 and December 31, 2018, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2018	$1,342,468
Origination of mortgage loans	15,381,864
Gains (premiums on loan sales)	48,177
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(15,738,623)
Cash collections of premiums on loan sales	(48,177)
Proceeds from sale of mortgage loans	(15,786,800)
Net increase in mortgage servicing rights included in warehouse receivables	2,214
Ending balance at September 30, 2019	$987,923

On September 30, 2019, we borrowed $376.7 million from our warehouse lines of credit to fund origination of mortgage loans scheduled to close on October 1, 2019.  The transaction closed as scheduled and was recorded as a warehouse receivable on October 1, 2019.  As a result, we had a $376.7 million advance warehouse funding, which has been included on a separate line item in the accompanying consolidated balance sheet at September 30, 2019.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table is a summary of our warehouse lines of credit in place as of September 30, 2019 and December 31, 2018 (dollars in thousands):

			September 30, 2019		December 31, 2018
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/21/2019	daily one-month LIBOR plus 1.30%	$985,000	$476,382	$985,000	$871,680
JP Morgan (1)	10/21/2019	daily one-month LIBOR plus 2.75%	15,000	—	15,000	—
Capital One, N.A. (Capital One) (2)	7/27/2020	daily one-month LIBOR plus 1.25%	200,000	171,731	325,000	120,195
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (3)	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	209,741	450,000	149,089
TD Bank, N.A. (TD Bank) (4)	6/30/2020	daily one-month LIBOR plus 1.15%	800,000	84,301	400,000	165,945
Bank of America, N.A. (BofA)	5/27/2020	daily one-month LIBOR plus 1.20%	350,000	332,130	—	—
BofA	5/27/2020	daily one-month LIBOR plus 1.15%	250,000	45,000	200,000	—
BofA	6/4/2019	daily one-month LIBOR plus 1.30%	—	—	225,000	21,852
MUFG Union Bank, N.A. (Union Bank) (5)	6/28/2020	daily one-month LIBOR plus 1.20%	350,000	29,325	—	—
			$3,400,000	$1,348,610	$2,600,000	$1,328,761

(1)	Effective October 21, 2019, we amended this facility which extended the maturity date until October 19, 2020.
(2)

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

(3)	The maximum facility size was temporarily increased from $450.0 million to $600.0 million effective September 9, 2019. The maximum facility size reverted to $450.0 million on September 30, 2019.
(4)

Effective July 1, 2019, this facility was amended with a revised interest rate of daily one-month LIBOR plus 1.15% and a maturity date of June 30, 2020. Effective August 1, 2019, this facility contains an accordion feature which provides for a temporary increase to $800.0 million, if needed, that will expire on February 1, 2020. To date, the temporary increase has not been requested.

(5)

On June 28, 2019, we added a new warehouse facility for $200.0 million with Union Bank. This facility contains an accordion feature which allows for temporary increases not to exceed an additional $150.0 million. If utilized, the additional borrowings must be in predefined multiples and are not to occur more than three times within a calendar period. Since inception, no short-term temporary increases have been requested.

During the nine months ended September 30, 2019, we had a maximum of $2.5 billion of warehouse lines of credit principal outstanding.

5.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of September 30, 2019 and December 31, 2018, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Investments in unconsolidated subsidiaries	$26,999	$23,266
Other current assets	4,180	3,827
Co-investment commitments	30,167	22,363
Maximum exposure to loss	$61,346	$49,456

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Fair Value Measurements

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

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	As of September 30, 2019
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,818	$—	$—	$6,818
Debt securities issued by U.S. federal agencies	—	11,137	—	11,137
Corporate debt securities	—	27,463	—	27,463
Asset-backed securities	—	5,159	—	5,159
Collateralized mortgage obligations	—	2,251	—	2,251
Total available for sale debt securities	6,818	46,010	—	52,828
Equity securities	78,547	—	—	78,547
Warehouse receivables and advance warehouse funding	—	1,364,630	—	1,364,630
Total assets at fair value	$85,365	$1,410,640	$—	$1,496,005

	As of December 31, 2018
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$3,138	$—	$—	$3,138
Debt securities issued by U.S. federal agencies	—	11,196	—	11,196
Corporate debt securities	—	27,201	—	27,201
Asset-backed securities	—	5,017	—	5,017
Collateralized mortgage obligations	—	2,224	—	2,224
Total available for sale debt securities	3,138	45,638	—	48,776
Equity securities	153,762	—	—	153,762
Warehouse receivables	—	1,342,468	—	1,342,468
Total assets at fair value	$156,900	$1,388,106	$—	$1,545,006
Liabilities
Interest rate swaps	$—	$1,070	$—	$1,070
Securities sold, not yet purchased	3,133	—	—	3,133
Total liabilities at fair value	$3,133	$1,070	$—	$4,203

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There were no significant non-recurring fair value measurements recorded during the three months ended September 30, 2019. The following non-recurring fair value measurement was recorded for the nine months ended September 30, 2019 (dollars in thousands):

Total
Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Nine Months Ended
	September 30, 2019	Level 1	Level 2	Level 3	September 30, 2019
Other intangible assets	$16,000	$—	$—	$16,000	$89,037

During the nine months ended September 30, 2019, we recorded an intangible asset impairment of $89.0 million in our Real Estate Investments segment. Such impairment charge was included as a separate line item in the accompanying consolidated statements of operations.

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

During the three and nine months ended September 30, 2018, we recorded a gain of $92.6 million associated with remeasuring our 50% investment in a previously unconsolidated subsidiary in New England to fair value as of the date we acquired the remaining 50% controlling interest. Fair value of this investment in unconsolidated subsidiary at acquisition date was $110.1 million, based upon the purchase price paid for the remaining 50% interest acquired, excluding the estimated control premium paid, which falls under Level 3 of the fair value hierarchy. Such gain was reflected in other income in our Advisory segment in the accompanying consolidated statements of operations for both the three and nine months ended September 30, 2018.

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
•

Warehouse Receivables and Advance Warehouse Funding – These balances are carried at fair value. The primary source of value is either a contractual purchase commitment from Freddie Mac or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS (see Note 4).

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

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $734.0 million at September 30, 2019 and $757.0 million at December 31, 2018. Their actual carrying value, net of unamortized debt issuance costs, totaled $731.8 million and $751.3 million at September 30, 2019 and December 31, 2018, respectively (see Note 8).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•

Interest Rate Swaps – These liabilities are carried at their fair value as calculated by using widely-accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $671.7 million and $477.8 million, respectively, at September 30, 2019 and $616.4 million and $443.7 million, respectively, at December 31, 2018. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $593.4 million and $422.9 million, respectively, at September 30, 2019 and $592.8 million and $422.7 million, respectively, at December 31, 2018.

7.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$375,717	$392,945	$1,083,664	$1,181,174
Operating income	191,667	522,989	383,490	895,378
Net income	189,960	455,887	289,437	711,711

8.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Senior term loans, with interest ranging from 0.75% to 3.38%, due quarterly through 2024	$735,968	$758,452
4.875% senior notes due in 2026, net of unamortized discount	596,950	596,653
5.25% senior notes due in 2025, net of unamortized premium	425,997	426,134
Other	2,011	3,682
Total long-term debt	1,760,926	1,784,921
Less: current maturities of long-term debt	(1,897)	(3,146)
Less: unamortized debt issuance costs	(10,765)	(14,515)
Total long-term debt, net of current maturities	$1,748,264	$1,767,260

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of September 30, 2019, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 22.21x for the trailing twelve months ended September 30, 2019, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.65x as of September 30, 2019.

Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of September 30, 2019, $52.0 million was outstanding under the revolving credit facility. In addition, as of September 30, 2019, letters of credit totaling $2.0 million were outstanding under our revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.

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

Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$980,337
Financing lease assets	Other assets, net	80,304
Total leased assets		$1,060,641

Liabilities
Current:
Operating	Operating lease liabilities	$162,866
Financing	Other current liabilities	30,562
Non-current:
Operating	Non-current operating lease liabilities	1,039,865
Financing	Other liabilities	50,204
Total lease liabilities		$1,283,497

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Components of lease cost are as follows (dollars in thousands):

Component	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Operating, administrative and other	$47,126	$139,951
Finance lease cost:
Amortization of right-to-use assets	(1)	8,041	22,328
Interest on lease liabilities	Interest expense	378	826
Variable lease cost	(2)	20,582	53,634
Sublease income	Revenue	(608)	(1,881)
Total lease cost		$75,519	$214,858

(1)

Amortization costs of $6.6 million and $18.2 million, respectively, from vehicle finance leases utilized in client outsourcing arrangements are included in cost of services. Amortization costs of $1.4 million and $4.1 million, respectively, from all other finance leases are included in depreciation and amortization.

(2)

Variable lease costs of $4.8 million and $11.7 million, respectively, from leases in client outsourcing arrangements are included in cost of services. Variable lease costs of $15.8 million and $41.9 million, respectively, from all other leases are included in operating, administrative and other.

Weighted average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2019
Weighted-average remaining lease term:
Operating leases	9 years
Finance leases	3 years
Weighted-average discount rate:
Operating leases	3.4%
Finance leases	2.3%

Maturities of lease liabilities by fiscal year as of September 30, 2019 are as follows (dollars in thousands):

	Operating Leases	Financing Leases
2019	$40,311	$8,401
2020	174,631	29,734
2021	190,249	21,740
2022	168,339	14,162
2023	150,954	7,777
Thereafter	683,568	2,421
Total remaining lease payments at September 30, 2019	$1,408,052	$84,235
Less: Interest	205,321	3,469
Present value of lease liabilities at September 30, 2019	$1,202,731	$80,766

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Supplemental cash flow information and non-cash activity related to our operating leases are as follows (dollars in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$121,964
Operating cash flows from financing leases	1,059
Financing cash flows from financing leases	23,260
Right-of-use assets obtained in exchange for new operating lease liabilities	149,259
Right-of-use assets obtained in exchange for new financing lease liabilities	40,819
Other non-cash increases in operating lease right-of-use assets (1)	35,510
Other non-cash decreases in finance lease right-of-use assets (1)	(1,011)

(1)	These noncash increases in right-of-use assets resulted from lease modifications and remeasurements.

10.	Commitments and Contingencies

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $27.2 billion at September 30, 2019. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2019 and December 31, 2018, CBRE MCI had a $72.0 million and a $64.0 million, respectively, letter of credit under this reserve arrangement, and had recorded a liability of approximately $43.7 million and $37.9 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $1.2 billion (including $486.5 million of warehouse receivables and $376.7 million of advance warehouse funding, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2019.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. These obligations are for the period from origination of the loan to the securitization date. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both September 30, 2019 and December 31, 2018, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $90.8 million as of September 30, 2019, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $77.0 million as of September 30, 2019 referred to in the preceding paragraphs represented the majority of the $90.8 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through July 2020.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We had guarantees totaling $56.4 million as of September 30, 2019, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $56.4 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2019, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. However, we generally use “guaranteed maximum price” contracts with reputable, bondable general contractors with respect to projects for which we provide these guarantees. These contracts are intended to pass the risk to such contractors. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of September 30, 2019, we had aggregate commitments of $55.2 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2019, we had committed to fund $45.8 million of additional capital to these unconsolidated subsidiaries.

11.	Income Taxes

Our provision for income taxes on a consolidated basis was $63.5 million for the three months ended September 30, 2019 as compared to $95.0 million for the same period in 2018. Our effective tax rate decreased from 24.6% for the three months ended September 30, 2018 to 19.7% for the three months ended September 30, 2019. The lower tax rate for three months ended September 30, 2019 primarily resulted from the realization of a $22.1 million net tax benefit for tax over book basis in a foreign subsidiary that is expected to reverse in the foreseeable future. We benefited from discrete items for the three months ended September 30, 2019 that exceeded the benefits for other discrete items for the prior-year period.

Our provision for income taxes on a consolidated basis was $169.9 million for the nine months ended September 30, 2019 as compared to $211.4 million for the same period in 2018. Our effective tax rate decreased from 23.9% for the nine months ended September 30, 2018 to 20.7% for the nine months ended September 30, 2019. The lower tax rate for nine months ended September 30, 2019 primarily resulted from the realization of a $22.1 million net tax benefit for tax over book basis in a foreign subsidiary that is expected to reverse in the foreseeable future. We benefited from discrete items for the nine months ended September 30, 2019 that exceeded the benefits for other discrete items for the nine months ended September 30, 2018.

At December 31, 2018, we had gross unrecognized tax benefits of $95.0 million. In the third quarter of 2019, we recorded gross unrecognized tax benefits of $22.9 million, primarily related to the sustainability of certain tax attributes in light of unsettled tax law.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$256,599	$290,469	$644,739	$669,424
Weighted average shares outstanding for basic income per share	336,203,747	339,477,316	336,149,719	339,151,807
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.76	$0.86	$1.92	$1.97
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$256,599	$290,469	$644,739	$669,424
Weighted average shares outstanding for basic income per share:	336,203,747	339,477,316	336,149,719	339,151,807
Dilutive effect of contingently issuable shares	4,896,435	4,256,631	4,440,288	4,114,910
Dilutive effect of stock options	—	—	—	523
Weighted average shares outstanding for diluted income per share	341,100,182	343,733,947	340,590,007	343,267,240
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.75	$0.85	$1.89	$1.95

For the three and nine months ended September 30, 2019, 320,154 and 447,687, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2018, 34,470 and 28,922, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

In October 2016, our board of directors authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. Through December 31, 2018, we had spent $161.0 million to repurchase 3,980,656 shares of our Class A common stock with an average price paid per share of $40.43. During the month of January 2019, we spent $45.1 million to repurchase an additional 1,144,449 shares of our Class A common stock with an average price paid per share of $39.38.

In February 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new program. In August 2019, our board of directors authorized an additional $100.0 million under our new program, bringing the total authorized amount under the new program to a total of $400.0 million. During the three months ended September 30, 2019, we spent $49.0 million to repurchase an additional 932,973 shares of our Class A common stock with an average price paid per share of $52.50.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.	Revenue from Contracts with Customers

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018 by type of service and/or segment (dollars in thousands):

	Three Months Ended September 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,555,176	$—	$3,555,176
Advisory leasing	781,246	—	—	781,246
Advisory sales	526,104	—	—	526,104
Property and advisory project management	558,039	—	—	558,039
Valuation	154,861	—	—	154,861
Commercial mortgage origination (1)	46,787	—	—	46,787
Loan servicing (2)	8,599	—	—	8,599
Investment management	—	—	104,927	104,927
Development services	—	—	24,286	24,286
Topic 606 Revenue	2,075,636	3,555,176	129,213	5,760,025
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	117,052	—	—	117,052
Loan servicing (2)	48,024	—	—	48,024
Total Out of Scope of Topic 606 Revenue	165,076	—	—	165,076
Total revenue	$2,240,712	$3,555,176	$129,213	$5,925,101

	Three Months Ended September 30, 2018 (3)
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,082,781	$—	$3,082,781
Advisory leasing	751,793	—	—	751,793
Advisory sales	486,398	—	—	486,398
Property and advisory project management	498,388	—	—	498,388
Valuation	143,814	—	—	143,814
Commercial mortgage origination (1)	30,939	—	—	30,939
Loan servicing (2)	5,358	—	—	5,358
Investment management	—	—	93,061	93,061
Development services	—	—	25,753	25,753
Topic 606 Revenue	1,916,690	3,082,781	118,814	5,118,285
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	101,561	—	—	101,561
Loan servicing (2)	41,108	—	—	41,108
Total Out of Scope of Topic 606 Revenue	142,669	—	—	142,669
Total revenue	$2,059,359	$3,082,781	$118,814	$5,260,954

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Our new organizational structure became effective on January 1, 2019. See Note 14 for additional information. Revenue classifications for 2018 have been restated to conform to the new structure.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended September 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$10,106,543	$—	$10,106,543
Advisory leasing	2,221,674	—	—	2,221,674
Advisory sales	1,378,317	—	—	1,378,317
Property and advisory project management	1,634,745	—	—	1,634,745
Valuation	442,238	—	—	442,238
Commercial mortgage origination (1)	102,471	—	—	102,471
Loan servicing (2)	22,669	—	—	22,669
Investment management	—	—	312,881	312,881
Development services	—	—	101,188	101,188
Topic 606 Revenue	5,802,114	10,106,543	414,069	16,322,726
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	322,246	—	—	322,246
Loan servicing (2)	129,712	—	—	129,712
Total Out of Scope of Topic 606 Revenue	451,958	—	—	451,958
Total revenue	$6,254,072	$10,106,543	$414,069	$16,774,684

	Nine Months Ended September 30, 2018 (3)
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$8,945,257	$—	$8,945,257
Advisory leasing	1,956,688	—	—	1,956,688
Advisory sales	1,357,506	—	—	1,357,506
Property and advisory project management	1,485,371	—	—	1,485,371
Valuation	425,374	—	—	425,374
Commercial mortgage origination (1)	83,077	—	—	83,077
Loan servicing (2)	16,291	—	—	16,291
Investment management	—	—	315,698	315,698
Development services	—	—	67,486	67,486
Topic 606 Revenue	5,324,307	8,945,257	383,184	14,652,748
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	277,695	—	—	277,695
Loan servicing (2)	115,897	—	—	115,897
Total Out of Scope of Topic 606 Revenue	393,592	—	—	393,592
Total revenue	$5,717,899	$8,945,257	$383,184	$15,046,340

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Our new organizational structure became effective on January 1, 2019. See Note 14 for additional information. Revenue classifications for 2018 have been restated to conform to the new structure.

Contract Assets and Liabilities

We had contract assets totaling $510.4 million ($348.6 million of which was current) and $381.8 million ($307.0 million of which was current) as of September 30, 2019 and December 31, 2018, respectively.

We had contract liabilities totaling $115.7 million ($110.9 million of which was current) and $92.5 million ($82.2 million of which was current) as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, we recognized revenue of $74.3 million that was included in the contract liability balance at December 31, 2018.

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

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018 (1)	2019	2018 (1)
Revenue
Advisory Services	$2,240,712	$2,059,359	$6,254,072	$5,717,899
Global Workplace Solutions	3,555,176	3,082,781	10,106,543	8,945,257
Real Estate Investments	129,213	118,814	414,069	383,184
Total revenue	$5,925,101	$5,260,954	$16,774,684	$15,046,340

Adjusted EBITDA
Advisory Services	$345,482	$295,902	$942,860	$801,646
Global Workplace Solutions	95,209	82,810	298,948	244,626
Real Estate Investments	13,939	84,696	131,346	204,250
Total Adjusted EBITDA	$454,630	$463,408	$1,373,154	$1,250,522

(1)	Results for 2018 have been presented in conformity with the new structure.

Adjusted EBITDA is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and intangible asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue, costs associated with our reorganization, including cost-savings initiatives, and other non-recurring costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to CBRE Group, Inc.	$256,599	$290,469	$644,739	$669,424
Add:
Depreciation and amortization	111,560	113,484	323,862	335,048
Intangible asset impairment	—	—	89,037	—
Interest expense, net of interest income	21,846	25,420	67,638	76,053
Write-off of financing costs on extinguished debt	—	—	2,608	27,982
Provision for income taxes	63,468	94,963	169,867	211,446
EBITDA	453,473	524,336	1,297,751	1,319,953
Adjustments:
Integration and other costs related to acquisitions	4,517	6,100	13,554	6,100
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(3,360)	3,960	12,284	(4,543)
Costs associated with our reorganization, including cost-savings initiatives (1)	—	12,768	49,565	12,768
Costs incurred in connection with litigation settlement	—	8,868	—	8,868
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	(92,624)	—	(92,624)
Adjusted EBITDA	$454,630	$463,408	$1,373,154	$1,250,522

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
United States	$3,442,570	$3,063,616	$9,851,477	$8,646,018
United Kingdom	758,084	638,018	2,003,671	1,852,799
All other countries	1,724,447	1,559,320	4,919,536	4,547,523
Total revenue	$5,925,101	$5,260,954	$16,774,684	$15,046,340

15.	Guarantor and Nonguarantor Financial Statements

The following condensed consolidating financial information includes condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018 and condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018 of:

•	CBRE Group, Inc., as the parent; CBRE Services, as the subsidiary issuer; the guarantor subsidiaries; the nonguarantor subsidiaries;
•	Elimination entries necessary to consolidate CBRE Group, Inc., as the parent, with CBRE Services and its guarantor and nonguarantor subsidiaries; and
•	CBRE Group, Inc., on a consolidated basis.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets

	As of September 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets:
Cash and cash equivalents	$7	$16,634	$53,948	$506,871	$—	$577,460
Restricted cash	—	—	37,581	87,264	—	124,845
Receivables, net	—	—	1,661,385	2,396,366	—	4,057,751
Warehouse receivables (1)	—	—	500,950	486,973	—	987,923
Advance warehouse funding	—	—	—	376,707	—	376,707
Contract assets	—	—	307,668	40,947	—	348,615
Prepaid expenses	—	—	125,510	157,130	—	282,640
Income taxes receivable	195	—	14,317	40,169	(16,066)	38,615
Other current assets	—	—	71,310	192,969	—	264,279
Total Current Assets	202	16,634	2,772,669	4,285,396	(16,066)	7,058,835
Property and equipment, net	—	—	529,654	252,350	—	782,004
Goodwill	—	—	2,243,519	1,383,808	—	3,627,327
Other intangible assets, net	—	—	734,365	591,238	—	1,325,603
Operating lease assets	—	—	463,423	516,914	—	980,337
Investments in unconsolidated subsidiaries	—	—	245,295	83,285	—	328,580
Investments in consolidated subsidiaries	7,603,675	6,150,662	3,385,682	—	(17,140,019)	—
Intercompany loan receivable	—	2,794,822	700,000	581,831	(4,076,653)	—
Deferred tax assets, net	—	—	199,840	52,048	(108,970)	142,918
Other assets, net	—	18,017	624,090	153,231	—	795,338
Total Assets	$7,603,877	$8,980,135	$11,898,537	$7,900,101	$(21,341,708)	$15,040,942
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$5,167	$876,891	$1,203,333	$—	$2,085,391
Compensation and employee benefits payable	—	—	753,051	478,024	—	1,231,075
Accrued bonus and profit sharing	—	—	530,013	339,243	—	869,256
Operating lease liabilities	—	—	74,499	88,367	—	162,866
Contract liabilities	—	—	47,765	63,146	—	110,911
Income taxes payable	—	5,823	10,519	30,692	(16,066)	30,968
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase) (1)	—	—	496,076	852,534	—	1,348,610
Revolving credit facility	—	52,000	—	—	—	52,000
Other	—	—	—	4,058	—	4,058
Total short-term borrowings	—	52,000	496,076	856,592	—	1,404,668
Current maturities of long-term debt	—	—	23	1,874	—	1,897
Other current liabilities	—	—	49,019	81,919	—	130,938
Total Current Liabilities	—	62,990	2,837,856	3,143,190	(16,066)	6,027,970
Long-Term Debt, net:
Long-term debt, net	—	1,313,470	—	434,794	—	1,748,264
Intercompany loan payable	2,092,048	—	1,984,605	—	(4,076,653)	—
Total Long-Term Debt, net	2,092,048	1,313,470	1,984,605	434,794	(4,076,653)	1,748,264
Non-current operating lease liabilities	—	—	532,938	506,927	—	1,039,865
Non-current tax liabilities	—	—	168,642	39,203	—	207,845
Deferred tax liabilities, net	—	—	—	130,257	(108,970)	21,287
Other liabilities	—	—	223,834	212,897	—	436,731
Total Liabilities	2,092,048	1,376,460	5,747,875	4,467,268	(4,201,689)	9,481,962
Commitments and contingencies	—	—	—	—	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity	5,511,829	7,603,675	6,150,662	3,385,682	(17,140,019)	5,511,829
Non-controlling interests	—	—	—	47,151	—	47,151
Total Equity	5,511,829	7,603,675	6,150,662	3,432,833	(17,140,019)	5,558,980
Total Liabilities and Equity	$7,603,877	$8,980,135	$11,898,537	$7,900,101	$(21,341,708)	$15,040,942

(1)

Although CBRE Capital Markets is included among our domestic subsidiaries that jointly and severally guarantee our 4.875% senior notes, 5.25% senior notes and our 2019 Credit Agreement, a substantial majority of warehouse receivables funded under JP Morgan, BofA, Fannie Mae ASAP, Capital One, TD Bank and Union Bank lines of credit are pledged to JP Morgan, BofA, Fannie Mae, Capital One, TD Bank and Union Bank, and accordingly, are not included as collateral for these notes or our other outstanding debt.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$3,358,220	$2,566,881	$—	$5,925,101
Costs and expenses:
Cost of services			2,708,008	1,979,328	—	4,687,336
Operating, administrative and other	250	233	411,222	397,879	—	809,584
Depreciation and amortization	—	—	67,168	44,392	—	111,560
Total costs and expenses	250	233	3,186,398	2,421,599	—	5,608,480
Gain on disposition of real estate	—	—	9	—	—	9
Operating (loss) income	(250)	(233)	171,831	145,282	—	316,630
Equity income (loss) from unconsolidated subsidiaries	—	—	26,664	(868)	—	25,796
Other income (loss)	—	—	2,574	(1,633)	—	941
Interest expense, net of interest income	—	(7,434)	27,306	1,974	—	21,846
Royalty and management service expense (income)	—	—	2,509	(2,509)	—	—
Income from consolidated subsidiaries	256,784	251,444	92,488	—	(600,716)	—
Income before (benefit of) provision for income taxes	256,534	258,645	263,742	143,316	(600,716)	321,521
(Benefit of) provision for income taxes	(65)	1,861	12,298	49,374	—	63,468
Net income	256,599	256,784	251,444	93,942	(600,716)	258,053
Less: Net income attributable to non-controlling interests	—	—	—	1,454	—	1,454
Net income attributable to CBRE Group, Inc.	$256,599	$256,784	$251,444	$92,488	$(600,716)	$256,599

	Three Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$2,995,019	$2,265,935	$—	$5,260,954
Costs and expenses:
Cost of services	—	—	2,400,812	1,698,092	—	4,098,904
Operating, administrative and other	8,507	215	462,643	387,720	—	859,085
Depreciation and amortization	—	—	69,652	43,832	—	113,484
Total costs and expenses	8,507	215	2,933,107	2,129,644	—	5,071,473
Gain on disposition of real estate	—	—	187	49	—	236
Operating (loss) income	(8,507)	(215)	62,099	136,340	—	189,717
Equity income from unconsolidated subsidiaries	—	—	126,423	417	—	126,840
Other income (loss)	—	—	95,631	(116)	—	95,515
Interest expense, net of interest income	—	(7,794)	27,565	5,649	—	25,420
Royalty and management service expense (income)	—	—	16,070	(16,070)	—	—
Income from consolidated subsidiaries	296,858	291,167	106,066	—	(694,091)	—
Income before (benefit of) provision for income taxes	288,351	298,746	346,584	147,062	(694,091)	386,652
(Benefit of) provision for income taxes	(2,118)	1,888	55,417	39,776	—	94,963
Net income	290,469	296,858	291,167	107,286	(694,091)	291,689
Less: Net income attributable to non-controlling interests	—	—	—	1,220	—	1,220
Net income attributable to CBRE Group, Inc.	$290,469	$296,858	$291,167	$106,066	$(694,091)	$290,469

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$9,626,821	$7,147,863	$—	$16,774,684
Costs and expenses:
Cost of services			7,654,397	5,500,763	—	13,155,160
Operating, administrative and other	750	763	1,263,892	1,214,452	—	2,479,857
Depreciation and amortization	—	—	198,118	125,744	—	323,862
Intangible asset impairment	—	—	89,037	—	—	89,037
Total costs and expenses	750	763	9,205,444	6,840,959	—	16,047,916
Gain on disposition of real estate	—	—	19,240	26	—	19,266
Operating (loss) income	(750)	(763)	440,617	306,930	—	746,034
Equity income from unconsolidated subsidiaries	—	—	117,411	2,822	—	120,233
Other income	—	—	5,733	20,430	—	26,163
Interest expense, net of interest income	—	(25,757)	70,633	22,762	—	67,638
Write-off of financing costs on extinguished debt	—	2,608	—	—	—	2,608
Royalty and management service expense (income)	—	—	24,014	(24,014)	—	—
Income from consolidated subsidiaries	645,294	628,731	196,803	—	(1,470,828)	—
Income before (benefit of) provision for income taxes	644,544	651,117	665,917	331,434	(1,470,828)	822,184
(Benefit of) provision for income taxes	(195)	5,823	37,186	127,053	—	169,867
Net income	644,739	645,294	628,731	204,381	(1,470,828)	652,317
Less: Net income attributable to non-controlling interests	—	—	—	7,578	—	7,578
Net income attributable to CBRE Group, Inc.	$644,739	$645,294	$628,731	$196,803	$(1,470,828)	$644,739

	Nine Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$—	$—	$8,461,567	$6,584,773	$—	$15,046,340
Costs and expenses:
Cost of services	—	—	6,723,631	4,953,982	—	11,677,613
Operating, administrative and other	21,250	946	1,238,769	1,156,637	—	2,417,602
Depreciation and amortization	—	—	202,295	132,753	—	335,048
Total costs and expenses	21,250	946	8,164,695	6,243,372	—	14,430,263
Gain on disposition of real estate	—	—	6,637	5,928	—	12,565
Operating (loss) income	(21,250)	(946)	303,509	347,329	—	628,642
Equity income from unconsolidated subsidiaries	—	—	260,470	2,570	—	263,040
Other income (loss)	—	—	98,530	(3,286)	—	95,244
Interest expense, net of interest income	—	(21,473)	83,068	14,458	—	76,053
Write-off of financing costs on extinguished debt	—	27,982	—	—	—	27,982
Royalty and management service expense (income)	—	—	40,828	(40,828)	—	—
Income from consolidated subsidiaries	685,383	690,982	268,799	—	(1,645,164)	—
Income before (benefit of) provision for income taxes	664,133	683,527	807,412	372,983	(1,645,164)	882,891
(Benefit of) provision for income taxes	(5,291)	(1,856)	116,430	102,163	—	211,446
Net income	669,424	685,383	690,982	270,820	(1,645,164)	671,445
Less: Net income attributable to non-controlling interests	—	—	—	2,021	—	2,021
Net income attributable to CBRE Group, Inc.	$669,424	$685,383	$690,982	$268,799	$(1,645,164)	$669,424

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$256,599	$256,784	$251,444	$93,942	$(600,716)	$258,053
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(78,177)	—	(78,177)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	377	—	—	—	377
Unrealized gains on interest rate swaps, net	—	7	—	—	—	7
Unrealized holding gains on available for sale debt securities, net	—	—	881	—	—	881
Other, net	—	—	7,374	3	—	7,377
Total other comprehensive income (loss)	—	384	8,255	(78,174)	—	(69,535)
Comprehensive income	256,599	257,168	259,699	15,768	(600,716)	188,518
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,340	—	1,340
Comprehensive income attributable to CBRE Group, Inc.	$256,599	$257,168	$259,699	$14,428	$(600,716)	$187,178

	Three Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$290,469	$296,858	$291,167	$107,286	$(694,091)	$291,689
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(30,985)	—	(30,985)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	570	—	—	—	570
Unrealized gains on interest rate swaps, net	—	65	—	—	—	65
Unrealized holding gains on available for sale debt securities, net	—	—	22	—	—	22
Other, net	—	—	(15)	—	—	(15)
Total other comprehensive income (loss)	—	635	7	(30,985)	—	(30,343)
Comprehensive income	290,469	297,493	291,174	76,301	(694,091)	261,346
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,357	—	1,357
Comprehensive income attributable to CBRE Group, Inc.	$290,469	$297,493	$291,174	$74,944	$(694,091)	$259,989

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$644,739	$645,294	$628,731	$204,381	$(1,470,828)	$652,317
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(79,772)	—	(79,772)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,212	—	—	—	1,212
Unrealized losses on interest rate swaps, net	—	(104)	—	—	—	(104)
Unrealized holding gains on available for sale debt securities, net	—	—	2,341	—	—	2,341
Other, net	—	—	7,375	3	—	7,378
Total other comprehensive income (loss)	—	1,108	9,716	(79,769)	—	(68,945)
Comprehensive income	644,739	646,402	638,447	124,612	(1,470,828)	583,372
Less: Comprehensive income attributable to non-controlling interests	—	—	—	7,445	—	7,445
Comprehensive income attributable to CBRE Group, Inc.	$644,739	$646,402	$638,447	$117,167	$(1,470,828)	$575,927

	Nine Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$669,424	$685,383	$690,982	$270,820	$(1,645,164)	$671,445
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(130,879)	—	(130,879)
Adoption of Accounting Standards Update 2016-01, net	—	—	(3,964)	—	—	(3,964)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	—	1,953	—	—	—	1,953
Unrealized gains on interest rate swaps, net	—	882	—	—	—	882
Unrealized holding losses on available for sale debt securities, net	—	—	(605)	—	—	(605)
Other, net	—	—	5	5,508	—	5,513
Total other comprehensive income (loss)	—	2,835	(4,564)	(125,371)	—	(127,100)
Comprehensive income	669,424	688,218	686,418	145,449	(1,645,164)	544,345
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1,479	—	1,479
Comprehensive income attributable to CBRE Group, Inc.	$669,424	$688,218	$686,418	$143,970	$(1,645,164)	$542,866

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$104,267	$16,509	$139,122	$(120,597)	$139,301
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(97,527)	(63,056)	(160,583)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(10,419)	(4,425)	(14,844)
Contributions to unconsolidated subsidiaries	—	—	(49,061)	(35,587)	(84,648)
Distributions from unconsolidated subsidiaries	—	—	17,944	3,016	20,960
Purchase of equity securities	—	—	(10,160)	—	(10,160)
Proceeds from sale of equity securities	—	—	12,703	1,558	14,261
Purchase of available for sale debt securities	—	—	(4,219)	—	(4,219)
Proceeds from the sale of available for sale debt securities	—	—	2,392	—	2,392
Other investing activities, net	—	—	686	(96)	590
Net cash used in investing activities	—	—	(137,661)	(98,590)	(236,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	300,000	—	—	300,000
Repayment of senior term loans	—	(300,000)	—	—	(300,000)
Proceeds from revolving credit facility	—	2,683,000	—	—	2,683,000
Repayment of revolving credit facility	—	(2,631,000)	—	—	(2,631,000)
Proceeds from notes payable on real estate	—	—	—	5,243	5,243
Repurchase of common stock	(94,088)	—	—	—	(94,088)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	—	—	(30,268)	(5,821)	(36,089)
Units repurchased for payment of taxes on equity awards	(16,573)	—	—	—	(16,573)
Non-controlling interest contributions	—	—	—	46,513	46,513
Non-controlling interest distributions	—	—	—	(3,798)	(3,798)
Decrease (increase) in intercompany receivables, net	6,394	(82,587)	(154,612)	230,805	—
Other financing activities, net	—	(3,351)	—	(1,820)	(5,171)
Net cash (used in) provided by financing activities	(104,267)	(33,938)	(184,880)	271,122	(51,963)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	(12,726)	(12,726)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(17,429)	(183,419)	39,209	(161,639)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	34,063	274,948	554,926	863,944
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$16,634	$91,529	$594,135	$702,305
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$65,230	$—	$14,949	$80,179
Income taxes, net	$—	$—	$161,431	$141,304	$302,735

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent	CBRE Services	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Total
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$77,947	$(1,315)	$300,163	$125,516	$502,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(96,412)	(55,481)	(151,893)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	—	—	(297,370)	(16,190)	(313,560)
Contributions to unconsolidated subsidiaries	—	—	(26,866)	(4,160)	(31,026)
Distributions from unconsolidated subsidiaries	—	—	49,767	3,953	53,720
Net proceeds from disposition of real estate held for investment	—	—	—	14,174	14,174
Purchase of equity securities	—	—	(15,931)	—	(15,931)
Proceeds from sale of equity securities	—	—	11,402	—	11,402
Purchase of available for sale debt securities	—	—	(20,860)	—	(20,860)
Proceeds from the sale of available for sale debt securities	—	—	5,432	—	5,432
Other investing activities, net	—	—	(5,631)	74	(5,557)
Net cash used in investing activities	—	—	(396,469)	(57,630)	(454,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	550,000	—	—	550,000
Proceeds from revolving credit facility	—	2,913,000	—	—	2,913,000
Repayment of revolving credit facility	—	(2,772,000)	—	—	(2,772,000)
Repayment of 5.00% senior notes (including premium)	—	(820,000)	—	—	(820,000)
Proceeds from notes payable on real estate	—	—	—	3,239	3,239
Repayment of notes payable on real estate	—	—	—	(16,019)	(16,019)
Acquisition of businesses (cash (paid) received for acquisitions more than three months after purchase date)	—	—	(16,774)	1,804	(14,970)
Repayment of debt assumed in acquisition of FacilitySource	—	—	(26,295)	—	(26,295)
Units repurchased for payment of taxes on equity awards	(27,696)	—	—	—	(27,696)
Non-controlling interest contributions	—	—	—	9,558	9,558
Non-controlling interest distributions	—	—	—	(11,382)	(11,382)
(Increase) decrease in intercompany receivables, net	(50,622)	121,152	113,720	(184,250)	—
Other financing activities, net	371	(199)	—	(1,087)	(915)
Net cash (used in) provided by financing activities	(77,947)	(8,047)	70,651	(198,137)	(213,480)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	(31,613)	(31,613)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(9,362)	(25,655)	(161,864)	(196,881)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	7	15,604	114,143	695,065	824,819
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$7	$6,242	$88,488	$533,201	$627,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$94,751	$—	$1,071	$95,822
Income taxes, net	$—	$—	$118,070	$117,235	$235,305

16.	Subsequent Events

On July 3, 2019, we announced our intention to acquire Telford Homes Plc (Telford) in our Real Estate Investments segment. Telford develops multifamily residential properties in the London area. The acquisition closed on October 1, 2019 and was funded through a combination of cash on hand and borrowings under our revolving credit facility. Telford shareholders received £3.50 per share in cash, valuing Telford at £267.1 million, or $329.0 million as of the acquisition date. In addition, upon acquisition we assumed $110.9 million (£90.0 million) of debt from Telford (that we repaid in full shortly after closing) and acquired cash from Telford of $7.9 million (£6.4 million).

During the month of October 2019, we spent $51.0 million to repurchase an additional 1,003,485 shares of our Class A common stock with an average price paid per share of $50.85.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended September 30, 2019 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the year ended December 31, 2018. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these policies as of September 30, 2019.

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

Commercial real estate markets in the United States have generally been marked by increased demand for space, falling vacancies and higher rents since 2010. During this time, healthy U.S. property sales activity has been sustained by gradually improving market fundamentals, including higher occupancy rates and rents, broad, low-cost credit availability and increased institutional capital allocations to commercial real estate. In 2019, U.S. sales market activity has improved modestly from 2018 levels, as significant capital continues to be invested in commercial real estate and relatively low-cost financing remains plentiful. The market for commercial real estate leasing has remained solid in 2019, reflecting a continued healthy economy and steady employment growth.

In Europe, leasing demand has remained stable in 2019, though sales market volumes have softened. Notably, in the United Kingdom, continued uncertainty about the date and the terms on which the United Kingdom will leave the European Union has contributed to significantly lower sales and lease volumes throughout 2019.

In Asia Pacific, leasing activity has declined significantly in 2019 amid rising geopolitical uncertainty and slowing regional economies. However, investment activity has been more resilient and Asia Pacific investors remain a significant capital source for investment in the region and globally.

Real estate investment management and property development markets have been generally favorable with abundant debt and equity capital flows into commercial real estate. Actively managed public real estate equity strategies have been pressured by a shift in investor preferences from active to passive portfolio strategies.

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

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2018, we acquired a retail leasing and property management firm in Australia, two firms in Israel (our former affiliate and a majority interest in a local facilities management provider), a commercial real estate services provider in San Antonio, a provider of real estate and facilities consulting services to healthcare companies across the United States and the remaining 50% equity interest in our longstanding New England joint venture. During the nine months ended September 30, 2019, we acquired the assets of a leading advanced analytics software company based in the United Kingdom which provides technology and consulting services for large global data center operators, a commercial and residential real estate appraisal firm headquartered in Florida, our former affiliate in Omaha and a project management firm in Australia. During the month of October 2019, we acquired a small valuation and consulting business in Switzerland and a leading project management firm in Israel.

On July 3, 2019, we announced our intention to acquire Telford Homes Plc (Telford) in our Real Estate Investments segment. Telford develops multifamily residential properties in the London area. The acquisition closed on October 1, 2019 and was funded through a combination of cash on hand and borrowings under our revolving credit facility. Telford shareholders received £3.50 per share in cash, valuing Telford at £267.1 million, or $329.0 million as of the acquisition date. In addition, upon acquisition we assumed $110.9 million (£90.0 million) of debt from Telford (that we repaid in full shortly after closing) and acquired cash from Telford of $7.9 million (£6.4 million).

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

Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2019, we have accrued deferred consideration totaling $113.2 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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

During the nine months ended September 30, 2019, approximately 41% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Israeli shekel, Japanese yen, Mexican peso, New Zealand dollar, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Thai baht. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
United States dollar	$3,442,570	58.1%	$3,063,616	58.3%	$9,851,477	58.7%	$8,646,018	57.4%
British pound sterling	758,084	12.8%	638,018	12.1%	2,003,671	11.9%	1,852,799	12.3%
Euro	600,414	10.1%	548,688	10.4%	1,716,278	10.2%	1,604,986	10.7%
Canadian dollar	204,009	3.4%	175,629	3.3%	562,470	3.4%	517,586	3.4%
Indian rupee	127,376	2.2%	99,135	1.9%	361,567	2.2%	306,380	2.0%
Australian dollar	112,543	1.9%	117,557	2.2%	311,185	1.9%	347,490	2.3%
Chinese yuan	84,464	1.4%	77,740	1.5%	232,113	1.4%	209,399	1.4%
Japanese yen	79,151	1.3%	55,904	1.1%	222,184	1.3%	183,563	1.2%
Singapore dollar	77,605	1.3%	67,311	1.3%	218,511	1.3%	195,817	1.3%
Brazilian real	51,086	0.9%	42,835	0.8%	144,581	0.9%	127,986	0.9%
Swiss franc	44,335	0.7%	42,235	0.8%	131,477	0.8%	129,549	0.9%
Hong Kong dollar	40,712	0.7%	43,100	0.8%	116,670	0.7%	117,455	0.8%
Mexican peso	31,897	0.5%	32,835	0.6%	100,907	0.6%	99,833	0.7%
Polish zloty	27,243	0.5%	20,886	0.4%	76,761	0.5%	59,833	0.4%
Israeli shekel	26,297	0.4%	20,192	0.4%	79,135	0.5%	32,719	0.2%
Thai baht	22,474	0.4%	18,081	0.3%	58,017	0.3%	56,444	0.4%
Danish krone	18,586	0.3%	18,842	0.4%	56,609	0.3%	60,773	0.4%
New Zealand dollar	16,434	0.3%	15,783	0.3%	49,211	0.3%	43,912	0.3%
Swedish krona	15,008	0.3%	15,955	0.3%	49,707	0.3%	52,049	0.3%
Other currencies	144,813	2.5%	146,612	2.8%	432,153	2.5%	401,749	2.7%
Total revenue	$5,925,101	100.0%	$5,260,954	100.0%	$16,774,684	100.0%	$15,046,340	100.0%

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2019, the net impact would have been an increase in pre-tax income of $4.3 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2019, the net impact would have been an increase in pre-tax income of $4.9 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our international operations also are subject to, among other things, political instability and changing regulatory environments, which affect the currency markets and which as a result may adversely affect our future financial condition and results of operations. We routinely monitor these risks and related costs and evaluate the appropriate amount of oversight to allocate towards business activities in foreign countries where such risks and costs are particularly significant.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue:
Fee revenue:
Global workplace solutions	$793,213	13.4%	$653,756	12.4%	$2,249,433	13.4%	$1,965,059	13.1%
Property and advisory project management	305,354	5.1%	287,470	5.5%	905,843	5.4%	852,739	5.7%
Valuation	154,861	2.6%	143,814	2.7%	442,238	2.6%	425,374	2.8%
Loan servicing	56,623	0.9%	46,466	0.9%	152,381	0.9%	132,188	0.9%
Advisory leasing	781,246	13.2%	751,793	14.3%	2,221,674	13.3%	1,956,688	13.0%
Capital markets:
Advisory sales	526,104	8.9%	486,398	9.2%	1,378,317	8.2%	1,357,506	9.0%
Commercial mortgage origination	163,839	2.8%	132,500	2.5%	424,717	2.5%	360,772	2.4%
Investment management	104,927	1.8%	93,061	1.8%	312,881	1.9%	315,698	2.1%
Development services	24,286	0.4%	25,753	0.5%	101,188	0.6%	67,486	0.4%
Total fee revenue	2,910,453	49.1%	2,621,011	49.8%	8,188,672	48.8%	7,433,510	49.4%
Pass through costs also recognized as revenue	3,014,648	50.9%	2,639,943	50.2%	8,586,012	51.2%	7,612,830	50.6%
Total revenue	5,925,101	100.0%	5,260,954	100.0%	16,774,684	100.0%	15,046,340	100.0%
Costs and expenses:
Cost of services	4,687,336	79.1%	4,098,904	77.9%	13,155,160	78.4%	11,677,613	77.6%
Operating, administrative and other	809,584	13.7%	859,085	16.3%	2,479,857	14.8%	2,417,602	16.1%
Depreciation and amortization	111,560	1.9%	113,484	2.2%	323,862	2.0%	335,048	2.2%
Intangible asset impairment	—	0.0%	—	0.0%	89,037	0.5%	—	0.0%
Total costs and expenses	5,608,480	94.7%	5,071,473	96.4%	16,047,916	95.7%	14,430,263	95.9%
Gain on disposition of real estate	9	0.0%	236	0.0%	19,266	0.1%	12,565	0.1%
Operating income	316,630	5.3%	189,717	3.6%	746,034	4.4%	628,642	4.2%
Equity income from unconsolidated subsidiaries	25,796	0.5%	126,840	2.4%	120,233	0.7%	263,040	1.7%
Other income	941	0.0%	95,515	1.8%	26,163	0.2%	95,244	0.6%
Interest expense, net of interest income	21,846	0.4%	25,420	0.5%	67,638	0.4%	76,053	0.5%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	2,608	0.0%	27,982	0.1%
Income before provision for income taxes	321,521	5.4%	386,652	7.3%	822,184	4.9%	882,891	5.9%
Provision for income taxes	63,468	1.0%	94,963	1.8%	169,867	1.0%	211,446	1.4%
Net income	258,053	4.4%	291,689	5.5%	652,317	3.9%	671,445	4.5%
Less: Net income attributable to non-controlling interests	1,454	0.1%	1,220	0.0%	7,578	0.1%	2,021	0.1%
Net income attributable to CBRE Group, Inc.	$256,599	4.3%	$290,469	5.5%	$644,739	3.8%	$669,424	4.4%
Adjusted EBITDA	$454,630	7.7%	$463,408	8.8%	$1,373,154	8.2%	$1,250,522	8.3%

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

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and intangible asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue, costs associated with our reorganization, including cost-savings initiatives, and other non-recurring costs. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to CBRE Group, Inc.	$256,599	$290,469	$644,739	$669,424
Add:
Depreciation and amortization	111,560	113,484	323,862	335,048
Intangible asset impairment	—	—	89,037	—
Interest expense, net of interest income	21,846	25,420	67,638	76,053
Write-off of financing costs on extinguished debt	—	—	2,608	27,982
Provision for income taxes	63,468	94,963	169,867	211,446
EBITDA	453,473	524,336	1,297,751	1,319,953
Adjustments:
Integration and other costs related to acquisitions	4,517	6,100	13,554	6,100
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(3,360)	3,960	12,284	(4,543)
Costs associated with our reorganization, including cost-savings initiatives (1)	—	12,768	49,565	12,768
Costs incurred in connection with litigation settlement	—	8,868	—	8,868
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	(92,624)	—	(92,624)
Adjusted EBITDA	$454,630	$463,408	$1,373,154	$1,250,522

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

We reported consolidated net income of $256.6 million for the three months ended September 30, 2019 on revenue of $5.9 billion as compared to consolidated net income of $290.5 million on revenue of $5.3 billion for the three months ended September 30, 2018.

Our revenue on a consolidated basis for the three months ended September 30, 2019 increased by $664.1 million, or 12.6%, as compared to the three months ended September 30, 2018. The revenue increase reflects strong organic growth fueled by higher revenue in our Global Workplace Solutions segment (up 15.3%) and improved revenue in our Advisory Services segment due to property and advisory project management revenue (up 12.0%) as well as increased advisory sales (up 8.2%), commercial mortgage origination activity (up 23.7%) and advisory leasing (up 3.9%). Foreign currency translation had a $98.1 million negative impact on total revenue during the three months ended September 30, 2019, primarily driven by weakness in the Argentine peso, Australian dollar, British pound sterling and euro.

Our cost of services on a consolidated basis increased by $588.4 million, or 14.4%, during the three months ended September 30, 2019 as compared to the same period in 2018. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in advisory sales and lease transaction revenue led to a corresponding increase in commission expense. Lastly, higher costs in our property and advisory project management business also contributed to the increase. These items were partially offset by the impact of foreign currency translation, which had a $79.3 million positive impact on total cost of services during the three months ended September 30, 2019. Cost of services as a percentage of revenue increased from 77.9% for the three months ended September 30, 2018 to 79.1% for the three months ended September 30, 2019, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior period.

Our operating, administrative and other expenses on a consolidated basis decreased by $49.5 million, or 5.8%, during the three months ended September 30, 2019 as compared to the same period in 2018. This decrease was primarily driven by lower bonuses in our Real Estate Investment segment (driven by lower property sales in the third quarter of 2019 as compared to the same period in the prior year, which were reflected in equity income from unconsolidated subsidiaries). During the third quarter of 2018, we also incurred $12.8 million of costs in connection with our reorganization (including cost-savings initiatives) and $8.9 million of costs as a result of a litigation settlement, both of which did not recur in the third quarter of 2019. Foreign currency translation also had a $14.7 million positive impact on total operating expenses during the three months ended September 30, 2019. These items were partially offset by higher payroll-related costs incurred during the third quarter of 2019. Operating expenses as a percentage of revenue decreased from 16.3% for the three months ended September 30, 2018 to 13.7% for the three months ended September 30, 2019, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis decreased by $1.9 million, or 1.7%, during the three months ended September 30, 2019 as compared to the same period in 2018. This decrease was primarily attributable to $5.4 million of lower amortization expense largely associated with intangibles from prior acquisitions. The decrease in amortization expense was partially offset by a rise in depreciation expense of $3.5 million during the three months ended September 30, 2019 driven by technology-related capital expenditures.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $101.0 million, or 79.7%, during the three months ended September 30, 2019 as compared to the same period in 2018, primarily driven by lower equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our other income on a consolidated basis was $0.9 million for the three months ended September 30, 2019 as compared to $95.5 million for the same period in 2018. The income in the prior year included a one-time gain of $92.6 million associated with remeasuring our investment in a previously unconsolidated subsidiary in New England in our Advisory Services segment to fair value as of the date we acquired the remaining controlling interest.

Our consolidated interest expense, net of interest income, on a consolidated basis decreased by $3.6 million, or 14.1%, during the three months ended September 30, 2019 as compared to the same period in 2018. The decrease was primarily driven by lower interest expense incurred on borrowings under our credit agreement, including our senior term loans and our revolving credit facility.

Our provision for income taxes on a consolidated basis was $63.5 million for the three months ended September 30, 2019 as compared to $95.0 million for the same period in 2018. Our effective tax rate decreased from 24.6% for the three months ended September 30, 2018 to 19.7% for the three months ended September 30, 2019. The lower tax rate for three months ended September 30, 2019 primarily resulted from the realization of a $22.1 million net tax benefit for tax over book basis in a foreign subsidiary that is expected to reverse in the foreseeable future. We benefited from discrete items for the three months ended September 30, 2019 that exceeded the benefits for other discrete items for the prior-year period.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

We reported consolidated net income of $644.7 million for the nine months ended September 30, 2019 on revenue of $16.8 billion as compared to consolidated net income of $669.4 million on revenue of $15.0 billion for the nine months ended September 30, 2018.

Our revenue on a consolidated basis for the nine months ended September 30, 2019 increased by $1.7 billion, or 11.5%, as compared to the nine months ended September 30, 2018. The revenue increase reflects strong organic growth fueled by higher revenue in our Global Workplace Solutions segment (up 13.0%) and improved revenue in our Advisory Services segment due to property and advisory project management revenue (up 10.1%) as well as increased advisory leasing (up 13.5%) and commercial mortgage origination activity (up 17.7%). Foreign currency translation had a $398.8 million negative impact on total revenue during the nine months ended September 30, 2019, primarily driven by weakness in the Argentine peso, Australian dollar, British pound sterling, Canadian dollar, euro and Indian rupee.

Our cost of services on a consolidated basis increased by $1.5 billion, or 12.7%, during the nine months ended September 30, 2019 as compared to the same period in 2018. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment. In addition, our sales professionals generally are paid on a commission basis, which substantially correlates with our transaction revenue performance. Accordingly, the increase in advisory lease transaction revenue led to a corresponding increase in commission expense. Higher costs in our property and advisory project management business also contributed to the increase. Lastly, during the nine months ended September 30, 2019, we incurred $2.6 million of costs in connection with our reorganization (including cost-savings initiatives). These items were partially offset by the impact of foreign currency translation, which had a $321.2 million positive impact on total cost of services during the nine months ended September 30, 2019. Cost of services as a percentage of revenue increased from 77.6% for the nine months ended September 30, 2018 to 78.4% for the nine months ended September 30, 2019, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior period.

Our operating, administrative and other expenses on a consolidated basis increased by $62.3 million, or 2.6%, during the nine months ended September 30, 2019 as compared to the same period in 2018. During the nine months ended September 30, 2019, we incurred $47.0 million of costs in connection with our reorganization (including cost-savings initiatives) as compared to $12.8 million of such costs incurred in the prior year period. Additionally, in the current year, we incurred higher payroll-related costs, integration and other costs associated with acquisitions (primarily due to the recently closed Telford acquisition) as well as higher carried interest expense. These items were partially offset by the impact of foreign currency translation, which had a $64.8 million positive impact on total operating expenses during the nine months ended September 30, 2019, as well as lower bonuses in our Real Estate Investment segment (driven by lower property sales in the first nine months of 2019 as compared to the same period in the prior year, which were reflected in equity income from unconsolidated subsidiaries). During the nine months ended September 30, 2018, we also incurred $8.9 million of costs as a result of a litigation settlement, which did not recur in the current year. Operating expenses as a percentage of revenue decreased from 16.1% for the nine months ended September 30, 2018 to 14.8% for the nine months ended September 30, 2019, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis decreased by $11.2 million, or 3.3%, during the nine months ended September 30, 2019 as compared to the same period in 2018. This decrease was primarily attributable to $20.9 million of lower amortization expense largely associated with intangibles from prior acquisitions. The decrease in amortization expense was partially offset by a rise in depreciation expense of $9.7 million during the nine months ended September 30, 2019 driven by technology-related capital expenditures.

During the nine months ended September 30, 2019, we recorded an intangible asset impairment of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and the decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

Our gain on disposition of real estate on a consolidated basis increased by $6.7 million, or 53.3%, during the nine months ended September 30, 2019 as compared to the same period in 2018. These gains resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $142.8 million, or 54.3%, during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily driven by lower equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our other income on a consolidated basis was $26.2 million for the nine months ended September 30, 2019 versus $95.2 million for the same period in the prior year. The income in the current year was primarily driven by net realized and unrealized gains related to co-investments in our real estate securities business within our Real Estate Investments segment. The income in the prior year included a one-time gain of $92.6 million associated with remeasuring our investment in a previously unconsolidated subsidiary in New England in our Advisory Services segment to fair value as of the date we acquired the remaining controlling interest.

Our consolidated interest expense, net of interest income, decreased by $8.4 million, or 11.1%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was primarily driven by the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes in the first quarter of 2018.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.6 million for the nine months ended September 30, 2019 as compared to $28.0 million for the nine months ended September 30, 2018. The costs for the nine months ended September 30, 2019 were incurred in connection with the refinancing of our credit agreement. The costs for the nine months ended September 30, 2018 included a $20.0 million premium paid and the write-off of $8.0 million of unamortized deferred financing costs in connection with the early redemption, in full, of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes.

Our provision for income taxes on a consolidated basis was $169.9 million for the nine months ended September 30, 2019 as compared to $211.4 million for the same period in 2018. Our effective tax rate decreased from 23.9% for the nine months ended September 30, 2018 to 20.7% for the nine months ended September 30, 2019. The lower tax rate for nine months ended September 30, 2019 primarily resulted from the realization of a $22.1 million net tax benefit for tax over book basis in a foreign subsidiary that is expected to reverse in the foreseeable future. We benefited from discrete items for the nine months ended September 30, 2019 that exceeded the benefits for other discrete items for the nine months ended September 30, 2018.

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

Advisory Services

The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018 (1)		2019		2018 (1)
Revenue:
Fee revenue:
Property and advisory project management	$305,354	13.6%	$287,470	14.0%	$905,843	14.5%	$852,739	14.9%
Valuation	154,861	6.9%	143,814	7.0%	442,238	7.1%	425,374	7.4%
Loan servicing	56,623	2.5%	46,466	2.3%	152,381	2.4%	132,188	2.3%
Advisory leasing	781,246	34.9%	751,793	36.5%	2,221,674	35.5%	1,956,688	34.2%
Capital markets:
Advisory sales	526,104	23.5%	486,398	23.6%	1,378,317	22.0%	1,357,506	23.8%
Commercial mortgage origination	163,839	7.3%	132,500	6.4%	424,717	6.8%	360,772	6.3%
Total fee revenue	1,988,027	88.7%	1,848,441	89.8%	5,525,170	88.3%	5,085,267	88.9%
Pass through costs also recognized as revenue	252,685	11.3%	210,918	10.2%	728,902	11.7%	632,632	11.1%
Total revenue	2,240,712	100.0%	2,059,359	100.0%	6,254,072	100.0%	5,717,899	100.0%
Costs and expenses:
Cost of services	1,369,710	61.1%	1,249,590	60.7%	3,762,749	60.2%	3,409,490	59.6%
Operating, administrative and other	530,919	23.7%	541,558	26.3%	1,572,233	25.1%	1,550,422	27.1%
Depreciation and amortization	79,280	3.6%	71,678	3.5%	225,681	3.6%	203,648	3.6%
Total costs and expenses	1,979,909	88.4%	1,862,826	90.5%	5,560,663	88.9%	5,163,560	90.3%
Operating income	260,803	11.6%	196,533	9.5%	693,409	11.1%	554,339	9.7%
Equity income from unconsolidated subsidiaries	3,616	0.1%	3,490	0.2%	7,427	0.1%	15,729	0.3%
Other income	2,263	0.1%	95,702	4.6%	5,422	0.1%	98,576	1.7%
Less: Net income (loss) attributable to non-controlling interests	480	0.0%	279	0.0%	470	0.0%	(576)	0.0%
Add-back: Depreciation and amortization	79,280	3.6%	71,678	3.5%	225,681	3.6%	203,648	3.6%
EBITDA	345,482	15.4%	367,124	17.8%	931,469	14.9%	872,868	15.3%
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	10,872	0.5%	11,088	0.2%	10,872	0.2%
Costs incurred in connection with litigation settlement	—	0.0%	8,868	0.4%	—	0.0%	8,868	0.1%
Integration and other costs related to acquisitions	—	0.0%	1,662	0.1%	303	0.0%	1,662	0.0%
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	0.0%	(92,624)	(4.4%)	—	0.0%	(92,624)	(1.6%)
Adjusted EBITDA	$345,482	15.4%	$295,902	14.4%	$942,860	15.1%	$801,646	14.0%
Adjusted EBITDA on fee revenue margin		17.4%		16.0%		17.1%		15.8%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.
(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue increased by $181.4 million, or 8.8%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The revenue increase reflects strong organic growth fueled by higher leasing, commercial mortgage origination and sales activity as well as improved property and advisory project management revenue. Foreign currency translation had a $28.0 million negative impact on total revenue during the three months ended September 30, 2019, primarily driven by weakness in the Australian dollar, British pound sterling and euro.

Cost of services increased by $120.1 million, or 9.6%, for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to higher commission expense resulting from improved lease and sales transaction revenue. Higher costs in our property and advisory project management business also contributed to the increase. Foreign currency translation had a $16.8 million positive impact on total cost of services during the three months ended September 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 61.1% for the three months ended September 30, 2019 as compared to 60.7% for the same period in 2018.

Operating, administrative and other expenses decreased by $10.6 million, or 2.0%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. During the third quarter of 2018, we incurred $10.9 million of costs in connection with our reorganization (including cost-savings initiatives) and $8.9 million of costs as a result of a litigation settlement, both of which did not recur in the third quarter of 2019. Foreign currency translation had an $8.6 million positive impact on total operating expenses during the three months ended September 30, 2019. These items were partially offset by higher payroll-related and occupancy costs incurred in the third quarter of 2019, both partially driven by in-fill acquisitions.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended September 30, 2019, MSRs contributed to operating income $59.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $32.8 million of amortization of related intangible assets. For the three months ended September 30, 2018, MSRs contributed to operating income $45.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $30.3 million of amortization of related intangible assets.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue increased by $536.2 million, or 9.4%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The revenue increase reflects strong organic growth fueled by higher leasing and commercial mortgage origination activity as well as improved property and advisory project management revenue. Foreign currency translation had a $120.1 million negative impact on total revenue during the nine months ended September 30, 2019, primarily driven by weakness in the Australian dollar, British pound sterling, Canadian dollar, euro and Indian rupee.

Cost of services increased by $353.3 million, or 10.4%, for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to higher commission expense resulting from improved lease transaction revenue. Higher costs in our property and advisory project management business also contributed to the increase. Foreign currency translation had a $73.4 million positive impact on total cost of services during the nine months ended September 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 60.2% for the nine months ended September 30, 2019 versus 59.6% for the same period in 2018.

Operating, administrative and other expenses increased by $21.8 million, or 1.4%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was largely driven by higher payroll-related and occupancy costs, partially driven by increased headcount. Foreign currency translation had a $39.2 million positive impact on total operating expenses during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we also incurred $8.9 million of costs as a result of a litigation settlement, which did not recur in the current year.

For the nine months ended September 30, 2019, MSRs contributed to operating income $142.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $89.8 million of amortization of related intangible assets. For the nine months ended September 30, 2018, MSRs contributed to operating income $117.0 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $83.8 million of amortization of related intangible assets.

Global Workplace Solutions

The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018 (1)		2019		2018 (1)
Revenue:
Fee revenue:
Global workplace solutions	$793,213	22.3%	$653,756	21.2%	$2,249,433	22.3%	$1,965,059	22.0%
Total fee revenue	793,213	22.3%	653,756	21.2%	2,249,433	22.3%	1,965,059	22.0%
Pass through costs also recognized as revenue	2,761,963	77.7%	2,429,025	78.8%	7,857,110	77.7%	6,980,198	78.0%
Total revenue	3,555,176	100.0%	3,082,781	100.0%	10,106,543	100.0%	8,945,257	100.0%
Costs and expenses:
Cost of services	3,317,626	93.3%	2,849,314	92.4%	9,392,411	92.9%	8,268,123	92.4%
Operating, administrative and other	139,919	3.9%	155,363	5.0%	451,629	4.5%	437,290	4.9%
Depreciation and amortization	29,710	0.9%	38,068	1.3%	89,032	0.9%	113,564	1.3%
Total costs and expenses	3,487,255	98.1%	3,042,745	98.7%	9,933,072	98.3%	8,818,977	98.6%
Operating income	67,921	1.9%	40,036	1.3%	173,471	1.7%	126,280	1.4%
Equity income (loss) from unconsolidated subsidiaries	307	0.0%	100	0.0%	(851)	0.0%	99	0.0%
Other (loss) income	(2,737)	(0.1%)	(87)	0.0%	(1,231)	0.0%	32	0.0%
Less: Net loss attributable to non-controlling interests	(8)	0.0%	(255)	0.0%	(271)	0.0%	(213)	0.0%
Add-back: Depreciation and amortization	29,710	0.9%	38,068	1.3%	89,032	0.9%	113,564	1.3%
EBITDA	95,209	2.7%	78,372	2.6%	260,692	2.6%	240,188	2.7%
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	—	0.0%	38,256	0.4%	—	0.0%
Integration and other costs related to acquisitions	—	0.0%	4,438	0.1%	—	0.0%	4,438	0.0%
Adjusted EBITDA	$95,209	2.7%	$82,810	2.7%	$298,948	3.0%	$244,626	2.7%
Adjusted EBITDA on fee revenue margin		12.0%		12.7%		13.3%		12.4%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.
(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue increased by $472.4 million, or 15.3%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The revenue increase was fueled by growth in the market for real estate outsourcing services. Foreign currency translation had a $66.7 million negative impact on total revenue during the three months ended September 30, 2019, primarily driven by weakness in the Argentine peso, British pound sterling and euro.

Cost of services increased by $468.3 million, or 16.4%, for the three months ended September 30, 2019 as compared to the same period in 2018, driven by the higher revenue. Foreign currency translation had a $62.5 million positive impact on total cost of services during the three months ended September 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 93.3% for the three months ended September 30, 2019 versus 92.4% for the same period in 2018.

Operating, administrative and other expenses decreased by $15.4 million, or 9.9%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease was primarily attributable to costs incurred in the prior year third quarter, which did not recur in the third quarter of 2019, including integration costs attributable to the FacilitySource acquisition and a provision for bad debt. Additionally, foreign currency translation had a $3.4 million positive impact on total operating expenses during the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue increased by $1.2 billion, or 13.0%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The revenue increase was fueled by growth in the market for real estate outsourcing services. Foreign currency translation had a $266.3 million negative impact on total revenue during the nine months ended September 30, 2019, primarily driven by weakness in the Argentine peso, British pound sterling, Canadian dollar, euro and Indian rupee.

Cost of services increased by $1.1 billion, or 13.6%, for the nine months ended September 30, 2019 as compared to the same period in 2018, driven by the higher revenue. Foreign currency translation had a $247.8 million positive impact on total cost of services during the nine months ended September 30, 2019. Cost of services as a percentage of revenue was relatively consistent at 92.9% for the nine months ended September 30, 2019 versus 92.4% for the same period in 2018.

Operating, administrative and other expenses increased by $14.3 million, or 3.3%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we incurred $36.3 million of severance costs in connection with our reorganization, including cost-savings initiatives, as well as higher costs attributable to the FacilitySource acquisition (acquired in June 2018). These costs were partially offset by the impact of foreign currency translation, which had a $15.7 million positive impact on total operating expenses during the nine months ended September 30, 2019.

Real Estate Investments

The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018 (1)		2019		2018 (1)
Revenue:
Investment management	$104,927	81.2%	$93,061	78.3%	$312,881	75.6%	$315,698	82.4%
Development services	24,286	18.8%	25,753	21.7%	101,188	24.4%	67,486	17.6%
Total revenue	129,213	100.0%	118,814	100.0%	414,069	100.0%	383,184	100.0%
Costs and expenses:
Operating, administrative and other	138,746	107.4%	162,164	136.5%	455,995	110.1%	429,890	112.2%
Depreciation and amortization	2,570	2.0%	3,738	3.1%	9,149	2.2%	17,836	4.6%
Intangible asset impairment	—	0.0%	—	0.0%	89,037	21.5%	—	0.0%
Total costs and expenses	141,316	109.4%	165,902	139.6%	554,181	133.8%	447,726	116.8%
Gain on disposition of real estate	9	0.0%	236	0.2%	19,266	4.7%	12,565	3.3%
Operating loss	(12,094)	(9.4%)	(46,852)	(39.4%)	(120,846)	(29.1%)	(51,977)	(13.5%)
Equity income from unconsolidated subsidiaries	21,873	17.0%	123,250	103.8%	113,657	27.4%	247,212	64.4%
Other income (loss)	1,415	1.1%	(100)	(0.1%)	21,972	5.3%	(3,364)	(0.9%)
Less: Net income attributable to non-controlling interests	982	0.8%	1,196	1.0%	7,379	1.8%	2,810	0.6%
Add-back: Depreciation and amortization	2,570	2.0%	3,738	3.1%	9,149	2.2%	17,836	4.6%
Add-back: Intangible asset impairment	—	0.0%	—	0.0%	89,037	21.5%	—	0.0%
EBITDA	12,782	9.9%	78,840	66.4%	105,590	25.5%	206,897	54.0%
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	1,896	1.6%	221	0.1%	1,896	0.5%
Integration and other costs related to acquisitions	4,517	3.5%	—	0.0%	13,251	3.1%	—	0.0%
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(3,360)	(2.6%)	3,960	3.3%	12,284	3.0%	(4,543)	(1.2%)
Adjusted EBITDA	$13,939	10.8%	$84,696	71.3%	$131,346	31.7%	$204,250	53.3%

(1)	Our new organizational structure became effective on January 1, 2019. Results for 2018 have been presented in conformity with the new structure.
(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue increased by $10.4 million, or 8.8%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily driven by higher carried interest revenue in our global investment management line of business. Foreign currency translation had a $3.4 million negative impact on total revenue during the three months ended September 30, 2019, primarily driven by weakness in the British pound sterling and euro.

Operating, administrative and other expenses decreased by $23.4 million, or 14.4%, for the three months ended September 30, 2019 as compared to the same period in 2018, primarily driven by lower bonuses in our development services line of business (driven by lower property sales in the third quarter of 2019 as compared to the same period in the prior year, which were reflected in equity income from unconsolidated subsidiaries). Foreign currency translation also had a $2.7 million positive impact on total operating expenses during the three months ended September 30, 2019.

A roll forward of our AUM by product type for the three months ended September 30, 2019 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2019	$37.8	$60.9	$8.0	$106.7
Inflows	1.3	1.9	0.1	3.3
Outflows	(0.9)	(1.4)	(0.5)	(2.8)
Market (depreciation) appreciation	(0.5)	(0.9)	0.4	(1.0)
Balance at September 30, 2019	$37.7	$60.5	$8.0	$106.2

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

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue increased by $30.9 million, or 8.1%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily driven by higher incentive and development fees in our development services line of business. Foreign currency translation had a $12.4 million negative impact on total revenue during the nine months ended September 30, 2019, primarily driven by weakness in the British pound sterling and euro.

Operating, administrative and other expenses increased by $26.1 million, or 6.1%, for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily driven by costs incurred in connection with the recently announced Telford acquisition as well as higher carried interest expense. Higher payroll-related costs largely attributable to our new flexible space offering also contributed to the increase. These items were partially offset by lower bonuses in our development services line of business (driven by lower property sales in the first nine months of 2019 as compared to the same period in the prior year, which were reflected in equity income from unconsolidated subsidiaries). Foreign currency translation also had a $9.9 million positive impact on total operating expenses during the nine months ended September 30, 2019.

A roll forward of our AUM by product type for the nine months ended September 30, 2019 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2019	$35.0	$60.2	$10.3	$105.5
Inflows	3.5	7.0	0.3	10.8
Outflows	(1.4)	(5.5)	(4.7)	(11.6)
Market appreciation (depreciation)	0.6	(1.2)	2.1	1.5
Balance at September 30, 2019	$37.7	$60.5	$8.0	$106.2

We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2019 include up to approximately $215 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2019, we incurred $142.2 million of capital expenditures, net of tenant concessions received. As of September 30, 2019, we had aggregate commitments of $55.2 million to fund future co-investments in our Real Estate Investments business, $6.6 million of which is expected to be funded in 2019. Additionally, as of September 30, 2019, we are committed to fund $45.8 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of September 30, 2019, we had $2.7 billion of borrowings available under our $2.8 billion revolving credit facility.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2019 and December 31, 2018, we had accrued $113.2 million ($36.2 million of which was a current liability) and $136.3 million ($41.7 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Lastly, in October 2016, we announced that our board of directors had authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. As of December 31, 2018, we spent $161.0 million to repurchase 3,980,656 shares of our Class A common stock with an average price paid per share of $40.43. During the month of January 2019, we spent $45.1 million to repurchase an additional 1,144,449 shares of our Class A common stock with an average price paid per share of $39.38. Additionally, in February 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new program. In August 2019, our board of directors authorized an additional $100.0 million under our new program, bringing the total authorized amount under the new program to a total of $400.0 million.

During the three months ended September 30, 2019, we spent $49.0 million to repurchase 932,973 shares of our Class A common stock with an average price paid per share of $52.50.  During the month of October 2019, we spent $51.0 million to repurchase an additional 1,003,485 shares of our Class A common stock with an average price paid per share of $50.85. As of November 6, 2019, we had $300.0 million of capacity remaining under our current stock repurchase program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future stock repurchases with existing cash. The timing of future repurchases, and the actual amounts repurchased, will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $139.3 million for the nine months ended September 30, 2019, a decrease of $363.0 million as compared to the nine months ended September 30, 2018. The decrease in net cash provided by operating activities was primarily driven by a greater net increase in accounts receivable and contract assets during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Investing Activities

Net cash used in investing activities totaled $236.3 million for the nine months ended September 30, 2019, a decrease of $217.8 million as compared to the nine months ended September 30, 2018. This decrease was largely driven by lower amounts paid for acquisitions in the current year. During the nine months ended September 30, 2018, we completed the FacilitySource acquisition, which was the primary component of cash paid for acquisitions in the prior year period. This was partially offset by the impact of both higher amounts contributed to unconsolidated subsidiaries as well as lower distributions received from unconsolidated subsidiaries in the current year.

Financing Activities

Net cash used in financing activities totaled $52.0 million for the nine months ended September 30, 2019, a decrease of $161.5 million as compared to the nine months ended September 30, 2018. This decrease was primarily due to the impact of the full redemption of the $800.0 million aggregate outstanding principal amount of our 5.00% senior notes (including $20.0 million premium) during the nine months ended September 30, 2018. Higher contributions received from non-controlling interests in the current year also contributed to a lower net use of cash in financing activities in the current period. These items were partially offset by the impact of higher net borrowings of $550.0 million and $89.0 million from our senior term loans and revolving credit facility, respectively, in the first three quarters of 2018, as well as repurchases of common stock during the nine months ended September 30, 2019.

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

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of September 30, 2019, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

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

The estimated fair value of our senior term loans was approximately $734.0 million at September 30, 2019. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $671.7 million and $477.8 million, respectively, at September 30, 2019.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2019, the net impact of the additional interest cost would be a decrease of $5.9 million on pre-tax income and a decrease of $5.9 million in cash provided by operating activities for the nine months ended September 30, 2019.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of September 30, 2019 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Open market share repurchase activity during the three months ended September 30, 2019 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019	—	$—	—
August 1, 2019 - August 31, 2019	315,002	$50.39	315,002
September 1, 2019 - September 30, 2019	617,971	$53.57	617,971
Total	932,973	$52.50	932,973	$351,023

(1)

On February 28, 2019, our board of directors authorized the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. In August 2019, our board of directors authorized an additional $100.0 million under our new program, bringing the total authorized amount under the new program to a total of $400.0 million.

During October 2019, we repurchased an additional 1,003,485 shares of our Class A common stock in open market transactions at an average price of $50.85 per share. As of November 6, 2019, we had $300.0 million remaining under our existing authorized repurchase program.

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

As permitted by our director compensation policy, one of our non-employee directors elected to receive shares of our Class A common stock as consideration for their service as a director in lieu of cash payments during the three months ended September 30, 2019. Director fees are allocated in quarterly installments, and the non-employee director participating in the “stock in lieu of cash” program was issued 1,937 shares on August 6, 2019 in lieu of $100,000 in accrued director fees. The number of shares issued was based on the closing price on the NYSE of our Class A common stock on the date of issuance. The issuance of these securities qualified for an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.2	05/23/2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE GROUP, INC.

Date: November 6, 2019	/s/ Leah C. Stearns
Leah C. Stearns
Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2019	/s/ Dara A. Bazzano
Dara A. Bazzano
Chief Accounting Officer (Principal Accounting Officer)