Form 10-Q
period 2020-03-31
CBRE GROUP, INC.
filed 2020-05-07
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of Class A common stock outstanding at April 27, 2020 was 335,166,810.

FORM 10-Q

March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$628,451	$971,781
Restricted cash	104,244	121,964
Receivables, less allowance for doubtful accounts of $80,543 and $72,725 at March 31, 2020 and December 31, 2019, respectively	4,262,264	4,466,674
Warehouse receivables	1,273,259	993,058
Contract assets	329,988	328,012
Prepaid expenses	287,556	282,741
Income taxes receivable	88,153	93,915
Other current assets	289,672	276,319
Total Current Assets	7,263,587	7,534,464
Property and equipment, net	800,869	836,206
Goodwill	3,673,758	3,753,493
Other intangible assets, net of accumulated amortization of $1,390,807 and $1,358,528 at March 31, 2020 and December 31, 2019, respectively	1,339,786	1,379,546
Operating lease assets	997,793	997,966
Investments in unconsolidated subsidiaries	422,910	426,711
Non-current contract assets	200,673	201,760
Real estate under development	170,932	185,508
Deferred tax assets, net	89,046	73,864
Non-current income taxes receivable	29,510	139,136
Other assets, net	691,400	668,542
Total Assets	$15,680,264	$16,197,196
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,365,003	$2,436,084
Compensation and employee benefits payable	1,237,963	1,324,990
Accrued bonus and profit sharing	693,806	1,261,974
Operating lease liabilities	183,159	168,663
Contract liabilities	106,995	108,671
Income taxes payable	81,758	30,207
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,258,832	977,175
Other	5,208	4,534
Total short-term borrowings	1,264,040	981,709
Current maturities of long-term debt	1,718	1,814
Other current liabilities	130,984	122,339
Total Current Liabilities	6,065,426	6,436,451
Long-term debt, net of current maturities	1,754,518	1,761,245
Non-current operating lease liabilities	1,045,708	1,057,758
Non-current tax liabilities	92,119	85,966
Deferred tax liabilities, net	50,686	34,593
Non-current income taxes payable	40,562	93,647
Other liabilities	461,698	454,424
Total Liabilities	9,510,717	9,924,084
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,145,077 and 334,752,283 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3,351	3,348
Additional paid-in capital	1,026,768	1,115,944
Accumulated earnings	5,950,263	5,793,149
Accumulated other comprehensive loss	(851,039)	(679,748)
Total CBRE Group, Inc. Stockholders’ Equity	6,129,343	6,232,693
Non-controlling interests	40,204	40,419
Total Equity	6,169,547	6,273,112
Total Liabilities and Equity	$15,680,264	$16,197,196

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$5,889,168	$5,135,510
Costs and expenses:
Cost of revenue	4,712,674	4,022,034
Operating, administrative and other	790,066	792,876
Depreciation and amortization	113,794	105,823
Asset impairments	75,171	89,037
Total costs and expenses	5,691,705	5,009,770
Gain on disposition of real estate	22,827	19,247
Operating income	220,290	144,987
Equity income from unconsolidated subsidiaries	20,631	72,664
Other (loss) income	(193)	20,853
Interest expense, net of interest income	16,016	21,192
Write-off of financing costs on extinguished debt	—	2,608
Income before provision for income taxes	224,712	214,704
Provision for income taxes	51,182	43,878
Net income	173,530	170,826
Less: Net income attributable to non-controlling interests	1,335	6,417
Net income attributable to CBRE Group, Inc.	$172,195	$164,409
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.51	$0.49
Weighted average shares outstanding for basic income per share	334,969,826	336,020,431
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.51	$0.48
Weighted average shares outstanding for diluted income per share	339,737,911	340,158,399

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$173,530	$170,826
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(172,374)	937
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	114	410
Unrealized losses on interest rate swaps, net of tax	—	(59)
Unrealized holding gains on available for sale debt securities, net of tax	909	755
Other, net	—	1
Total other comprehensive (loss) income	(171,351)	2,044
Comprehensive income	2,179	172,870
Less: Comprehensive income attributable to non-controlling interests	1,275	6,361
Comprehensive income attributable to CBRE Group, Inc.	$904	$166,509

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,530	$170,826
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	113,794	105,823
Amortization and write-off of financing costs on extinguished debt	1,501	4,175
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(52,373)	(53,517)
Asset impairments	75,171	89,037
Net realized and unrealized losses (gains), primarily from investments	193	(20,853)
Provision for doubtful accounts	9,059	1,867
Net compensation (reversal) expense for equity awards	(1,239)	29,271
Equity income from unconsolidated subsidiaries	(20,631)	(72,664)
Distribution of earnings from unconsolidated subsidiaries	29,185	77,158
Proceeds from sale of mortgage loans	3,595,631	4,453,797
Origination of mortgage loans	(3,859,407)	(4,646,348)
Increase in warehouse lines of credit	281,657	232,446
Tenant concessions received	13,292	3,464
Purchase of equity securities	(3,559)	(62,117)
Proceeds from sale of equity securities	4,925	25,730
Decrease (increase) in real estate under development	7,742	(3,356)
Decrease (increase) in receivables, prepaid expenses and other assets (including contract and lease assets)	52,796	(168,862)
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(34,597)	(33,982)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(605,950)	(510,405)
Decrease (increase) in net income taxes receivable/payable	108,609	(11,344)
Other operating activities, net	(25,610)	(2,721)
Net cash used in operating activities	(136,281)	(392,575)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,241)	(56,979)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(25,897)	(2,142)
Contributions to unconsolidated subsidiaries	(32,155)	(23,562)
Distributions from unconsolidated subsidiaries	18,994	5,974
Other investing activities, net	9,068	2,771
Net cash used in investing activities	(92,231)	(73,938)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	300,000
Repayment of senior term loans	—	(300,000)
Proceeds from revolving credit facility	331,671	507,000
Repayment of revolving credit facility	(331,701)	(171,000)
Repurchase of common stock	(50,028)	(45,088)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(6,230)	(17,185)
Units repurchased for payment of taxes on equity awards	(36,873)	(9,186)
Non-controlling interest contributions	622	40,774
Non-controlling interest distributions	(497)	(1,347)
Other financing activities, net	(869)	(3,940)
Net cash (used in) provided by financing activities	(93,905)	300,028
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(38,633)	(9,791)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(361,050)	(176,276)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,093,745	863,944
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$732,695	$687,668
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27,290	$33,606
Income tax (refunds) payments, net	$(55,897)	$54,241

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2019	$3,348	$1,115,944	$5,793,149	$(679,748)	$40,419	$6,273,112
Net income	—	—	172,195	—	1,335	173,530
Compensation reversal for equity awards	—	(1,239)	—	—	—	(1,239)
Units repurchased for payment of taxes on equity awards	—	(36,873)	—	—	—	(36,873)
Repurchase of common stock	—	(50,028)	—	—	—	(50,028)
Foreign currency translation loss	—	—	—	(172,314)	(60)	(172,374)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	114	—	114
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	909	—	909
Contributions from non-controlling interests	—	—	—	—	622	622
Distributions to non-controlling interests	—	—	—	—	(497)	(497)
Other	3	(1,036)	(15,081)	—	(1,615)	(17,729)
Balance at March 31, 2020	$3,351	$1,026,768	$5,950,263	$(851,039)	$40,204	$6,169,547

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2018	$3,369	$1,149,013	$4,504,684	$(718,269)	$71,105	$5,009,902
Net income	—	—	164,409	—	6,417	170,826
Compensation expense for equity awards	—	29,271	—	—	—	29,271
Units repurchased for payment of taxes on equity awards	—	(9,186)	—	—	—	(9,186)
Repurchase of common stock	(11)	(45,077)	—	—	—	(45,088)
Foreign currency translation gain (loss)	—	—	—	993	(56)	937
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	410	—	410
Unrealized losses on interest rate swaps, net of tax	—	—	—	(59)	—	(59)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	755	—	755
Contributions from non-controlling interests	—	—	—	—	40,774	40,774
Distributions to non-controlling interests	—	—	—	—	(1,347)	(1,347)
Other	5	2,963	6,108	1	(2,056)	7,021
Balance at March 31, 2019	$3,363	$1,126,984	$4,675,201	$(716,169)	$114,837	$5,204,216

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “the company,” “we,” “us” and “our”), for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K (2019 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2019 Annual Report for further discussion of our significant accounting policies and estimates.

Considerations Related to the COVID‑19 Pandemic

In the first quarter of 2020, the outbreak of the widespread novel coronavirus (COVID‑19) illness resulted in tremendous amounts of uncertainty, interruption of business activity and significantly impacted global markets. On March 11, 2020, the World Health Organization declared COVID‑19 a pandemic, pointing to over 118,000 cases of the coronavirus illness in over 110 countries and territories around the world at that time.

The emergence of the COVID‑19 pandemic and resultant shutdown of economic activity across much of the world has led to sharp increases in unemployment, dislocations in debt and equity markets and businesses instituting cost-cutting and capital-preservation measures. There has been a significant impact on commercial real estate markets in the first quarter of 2020, as many property owners and occupiers have put transactions on hold and withdrawn existing mandates, driving lower sales and leasing volumes. Real estate investment management and property development markets have been equally affected by the abrupt macroeconomic, real estate and capital markets changes brought about by COVID‑19. The timing of these impacts varies by geography, with Asian markets experiencing the earliest effects from the pandemic, while many other markets did not begin to experience significant effects until the end of the first quarter. We expect the effects of COVID‑19 will adversely impact our financial position, results of operations, and cash flows for fiscal year 2020. The unaudited consolidated financial statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of sales and expenses during the reporting periods presented.

See Note 5 (Fair Value Measurements), Note 7 (Goodwill) and Note 11 (Commitments and Contingencies) for further discussion of COVID‑19 considerations.

Financial Statement Preparation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or GAAP, for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events, including the impact COVID‑19 may have on our business. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Certain reclassifications have been made to the 2019 financial statements to conform with the 2020 presentation.

2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) previously issued five Accounting Standards Updates (ASUs) related to related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (2) in November 2018, ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” (3) in April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (4) in May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” and (5) in November 2019, ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” and ASU 2020-03, “Codification Improvements to Financial Instruments,” respectively, which include amendments to Topic 326.

ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on financial instruments – credit losses, derivatives and hedging, and financial instruments. ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall. ASU 2019-11 clarifies guidance around how to report expected recoveries and reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities, among other narrow scope and technical improvements. ASU 2020-02 adds a Securities and Exchange Commission (SEC) paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updates the SEC section of the Codification for the change in the effective date of Topic 842. ASU 2020-03 makes narrow-scope improvements to various aspects of the financial instrument guidance as part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application. We adopted ASU 2016-13, ASU 2018-19, ASU 2019-04 (as it related to financial instruments – credit losses), ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 in the first quarter of 2020 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018‑18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” This ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard and provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We adopted ASU 2018‑18 in the first quarter of 2020 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

In August 2018, the FASB issued ASU 2018‑14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 only revises disclosure requirements. We are evaluating the effect, if any, that ASU 2018‑14 will have on our disclosures, but do not expect it to have a material impact.

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

In January 2020, the FASB issued ASU 2020‑01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 and clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2020‑01 will have on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020‑04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU is effective for a limited time for all entities through December 31, 2022. We are evaluating the effect that ASU 2020‑04 will have on our consolidated financial statements and related disclosures.

3.	Telford Acquisition

On October 1, 2019, we acquired Telford Homes Plc (Telford) to expand our real estate development business outside of the U.S. (Telford Acquisition). A leading developer of multifamily residential properties in the London area, Telford is reported in our Real Estate Investments segment. Telford shareholders received £3.50 per share in cash, valuing Telford at £267.1 million, or $328.5 million as of the acquisition date.

The preliminary purchase accounting related to the Telford Acquisition has been recorded in the accompanying consolidated financial statements (with no significant changes in the first quarter of 2020). The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Telford Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from Telford with ours. We are currently assessing if any portion of the goodwill recorded in connection with the Telford Acquisition will be deductible for tax purposes, but do not expect any tax deductible goodwill to be significant. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily intangibles and income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

4.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At March 31, 2020 and December 31, 2019, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2019	$993,058
Origination of mortgage loans	3,859,407
Gains (premiums on loan sales)	16,294
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(3,579,337)
Cash collections of premiums on loan sales	(16,294)
Proceeds from sale of mortgage loans	(3,595,631)
Net increase in mortgage servicing rights included in warehouse receivables	131
Ending balance at March 31, 2020	$1,273,259

The following table is a summary of our warehouse lines of credit in place as of March 31, 2020 and December 31, 2019 (dollars in thousands):

			March 31, 2020		December 31, 2019
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	10/19/2020	daily one-month LIBOR plus 1.30%	$985,000	$814,604	$985,000	$267,075
JP Morgan	10/19/2020	daily one-month LIBOR plus 2.75%	15,000	3,923	15,000	—
Capital One, N.A. (Capital One)	7/27/2020	daily one-month LIBOR plus 1.25%	200,000	54,975	200,000	39,538
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	31,300	450,000	360,784
TD Bank, N.A. (TD Bank)	6/30/2020	daily one-month LIBOR plus 1.15%	800,000	114,806	800,000	92,266
Bank of America, N.A. (BofA)	5/27/2020	daily one-month LIBOR plus 1.20%	350,000	86,779	350,000	189,465
BofA	5/27/2020	daily one-month LIBOR plus 1.15%	250,000	—	250,000	17,457
MUFG Union Bank, N.A. (Union Bank) (1)	6/28/2020	daily one-month LIBOR plus 1.20%	350,000	152,445	350,000	10,590
			$3,400,000	$1,258,832	$3,400,000	$977,175

(1)

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

During the three months ended March 31, 2020, we had a maximum of $1.8 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2020 and December 31, 2019, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	March 31,	December 31,
	2020	2019
Investments in unconsolidated subsidiaries	$40,942	$30,484
Other current assets	4,460	4,307
Co-investment commitments	41,430	29,696
Maximum exposure to loss	$86,832	$64,487

6.	Fair Value Measurements

Topic 820 of the FASB Accounting Standards Codification (ASC) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2019 Annual Report.

For a portion of our investments in unconsolidated subsidiaries reported at fair value, we estimate fair value using the net asset value (NAV) per share (or its equivalent) our investees provide. These investments are considered investment companies, or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Accordingly, we effectively carry our investments at an amount that is equivalent to our proportionate share of the net assets of each investment that would be allocated to us if each investment was liquidated at the net asset value as of the measurement date. As of March 31, 2020 and December 31, 2019, investments in unconsolidated subsidiaries at fair value using NAV were $58.4 million and $45.2 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables below.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	As of March 31, 2020
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,531	$—	$—	$6,531
Debt securities issued by U.S. federal agencies	—	10,555	—	10,555
Corporate debt securities	—	30,722	—	30,722
Asset-backed securities	—	4,736	—	4,736
Collateralized mortgage obligations	—	2,149	—	2,149
Total available for sale debt securities	6,531	48,162	—	54,693
Equity securities	46,879	—	—	46,879
Investments in unconsolidated subsidiaries	55,769	—	—	55,769
Warehouse receivables	—	1,273,259	—	1,273,259
Total assets at fair value	$109,179	$1,321,421	$—	$1,430,600

	As of December 31, 2019
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,998	$—	$—	$6,998
Debt securities issued by U.S. federal agencies	—	10,639	—	10,639
Corporate debt securities	—	29,098	—	29,098
Asset-backed securities	—	5,152	—	5,152
Collateralized mortgage obligations	—	2,222	—	2,222
Total available for sale debt securities	6,998	47,111	—	54,109
Equity securities	51,399	—	—	51,399
Warehouse receivables	—	993,058	—	993,058
Total assets at fair value	$58,397	$1,040,169	$—	$1,098,566

The following non-recurring fair value measurements were recorded for the three months ended March 31, 2020 (dollars in thousands):

					Total
					Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Three Months Ended
	March 31, 2020	Level 1	Level 2	Level 3	March 31, 2020
Property and equipment	$10,185	$—	$—	$10,185	$21,663
Goodwill	418,861	—	—	418,861	25,000
Other intangible assets	13,403	—	—	13,403	28,508
Total	$442,449	$—	$—	$442,449	$75,171

The following non-recurring fair value measurement was recorded for the three months ended March 31, 2019 (dollars in thousands):

Total
Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Three Months Ended
	March 31, 2019	Level 1	Level 2	Level 3	March 31, 2019
Other intangible assets	$16,000	$—	$—	$16,000	$89,037

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the three months ended March 31, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. As a result of the recent global economic disruption and uncertainty due to COVID‑19, we deemed there to be triggering events requiring testing of certain assets for impairment as of March 31, 2020. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to COVID‑19.

During the three months ended March 31, 2019, we recorded an intangible asset impairment charge of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and a decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

All the above-mentioned asset impairment charges were included within the line item “Asset impairments” in the accompanying consolidated statements of operations. The fair value measurements employed for our impairment evaluations were based on a discounted cash flow approach. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums, terminal growth rates, working capital assumptions, income tax rates as well as other economic variables.

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

•

Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value. We classify three investments as Level 1 in the fair value hierarchy as a quoted price is readily available. For the remaining investments in unconsolidated subsidiaries that are carried at fair value, we estimate the fair value of each investment using the NAV per share (or its equivalent).

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

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $708.8 million at March 31, 2020 and $745.5 million at December 31, 2019. Their actual carrying value, net of unamortized debt issuance costs, totaled $737.6 million and $744.6 million at March 31, 2020 and December 31, 2019, respectively (see Note 9).

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $620.4 million and $459.2 million, respectively, at March 31, 2020 and $670.7 million and $478.3 million, respectively, at December 31, 2019. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $593.9 million and $423.1 million, respectively, at March 31, 2020 and $593.6 million and $423.0 million, respectively, at December 31, 2019.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Goodwill

We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” As a result of the COVID‑19 pandemic during the first quarter of 2020, we assessed at a reporting unit level whether any triggering events had occurred during the period that would require us to perform a quantitative impairment analysis of goodwill. As a result of this evaluation, we determined that there was a triggering event in our global investment management reporting unit (which falls within our Real Estate Investments segment) that required a quantitative test to be performed. In connection with this quantitative evaluation, we determined that this reporting unit’s goodwill was impaired and recorded a $25.0 million non-cash impairment charge during the three months ended March 31, 2020 (see Note 6 for additional information). No triggering events were identified in our other reporting units as of March 31, 2020.

The following table summarizes our change in carrying amount of goodwill for the three months ended March 31, 2020 (dollars in thousands):

	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Balance as of December 31, 2019
Goodwill	$3,302,218	$899,506	$620,275	$4,821,999
Accumulated impairment losses	(761,448)	(175,473)	(131,585)	(1,068,506)
	2,540,770	724,033	488,690	3,753,493
Impairment loss	—	—	(25,000)	(25,000)
Purchase accounting entries related to acquisitions	16,276	11,483	(9,084)	18,675
Foreign exchange movement	(26,937)	(35,769)	(10,704)	(73,410)
Balance as of March 31, 2020
Goodwill	3,291,557	875,220	600,487	4,767,264
Accumulated impairment losses	(761,448)	(175,473)	(156,585)	(1,093,506)
	$2,530,109	$699,747	$443,902	$3,673,758

8.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$411,251	$365,125
Operating income	174,534	94,621
Net income	104,528	48,928

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2020	2019
Senior term loans, with interest ranging from 0.75% to 2.69%, due quarterly through 2024	$741,306	$748,531
4.875% senior notes due in 2026, net of unamortized discount	597,154	597,052
5.25% senior notes due in 2025, net of unamortized premium	425,906	425,952
Other	1,718	1,861
Total long-term debt	1,766,084	1,773,396
Less: current maturities of long-term debt	(1,718)	(1,814)
Less: unamortized debt issuance costs	(9,848)	(10,337)
Total long-term debt, net of current maturities	$1,754,518	$1,761,245

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such credit agreement, as amended by a December 20, 2018 incremental loan assumption agreement and such March 4, 2019 incremental assumption agreement, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement.

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of March 31, 2020, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 5.25% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and each domestic subsidiary of CBRE Services that guarantees our 2019 Credit Agreement. Our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 22.47x for the trailing twelve months ended March 31, 2020, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.60x as of March 31, 2020.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of March 31, 2020, no amount was outstanding under the revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.

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

Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

		March 31,	December 31,
Category	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$997,793	$997,966
Financing lease assets	Other assets, net	98,437	94,141
Total leased assets		$1,096,230	$1,092,107
Liabilities
Current:
Operating	Operating lease liabilities	$183,159	$168,663
Financing	Other current liabilities	36,916	34,966
Non-current:
Operating	Non-current operating lease liabilities	1,045,708	1,057,758
Financing	Other liabilities	63,016	60,001
Total lease liabilities		$1,328,799	$1,321,388

Supplemental cash flow information and non-cash activity related to our operating leases are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$61,310	$47,467
Right-of-use assets obtained in exchange for new financing lease liabilities	14,683	2,668
Other non-cash increases in operating lease right-of-use assets (1)	6,888	1,372
Other non-cash decreases in finance lease right-of-use assets (1)	(517)	—

(1)	These noncash increases in right-of-use assets resulted from lease modifications and remeasurements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.	Commitments and Contingencies

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $28.8 billion at March 31, 2020. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2020 and December 31, 2019, CBRE MCI had a $75.0 million and a $72.0 million, respectively, letter of credit under this reserve arrangement, and had recorded a liability of approximately $57.3 million and $37.0 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $629.7 million (including $305.5 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID‑19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL Program loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2020 and December 31, 2019, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $93.8 million as of March 31, 2020, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $80.0 million as of March 31, 2020 referred to in the preceding paragraphs represented the majority of the $93.8 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through April 2021.

We had guarantees totaling $77.4 million as of March 31, 2020, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $77.4 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition, as of March 31, 2020, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of March 31, 2020, we had aggregate commitments of $82.5 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2020, we had committed to fund $42.7 million of additional capital to these unconsolidated subsidiaries.
12.	Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended March 31,
	2020	2019
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$172,195	$164,409
Weighted average shares outstanding for basic income per share	334,969,826	336,020,431
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.51	$0.49
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$172,195	$164,409
Weighted average shares outstanding for basic income per share:	334,969,826	336,020,431
Dilutive effect of contingently issuable shares	4,768,085	4,137,968
Weighted average shares outstanding for diluted income per share	339,737,911	340,158,399
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.51	$0.48

For the three months ended March 31, 2020 and 2019, 341,359 and 547,676, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

In October 2016, our board of directors authorized the company to repurchase up to an aggregate of $250.0 million of our Class A common stock over three years. During January 2019, through an existing stock repurchase plan entered into pursuant to Rule 10b5-1 under the Exchange Act (10b5-1 plan), we spent $45.1 million to repurchase 1,144,449 shares of our Class A common stock with an average price paid per share of $39.38.

In February 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new stock repurchase program. In each of August and November 2019, our board of directors authorized an additional $100.0 million under our new program, bringing the total authorized amount under the new program to a total of $500.0 million. During the year ended December 31, 2019, under the March 2019 program, and through repurchases under a 10b5-1 plan, we spent $100.0 million to repurchase an additional 1,936,458 shares of our Class A common stock with an average price paid per share of $51.64. During the month of March 2020, through repurchases under a 10b5-1 plan, we spent $50.0 million to repurchase an additional 1,050,084 shares of our Class A common stock with an average price paid per share of $47.62. As of March 31, 2020, we had $350.0 million of capacity remaining under our current stock repurchase program.

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

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2020 and 2019 by type of service and/or segment (dollars in thousands):

	Three Months Ended March 31, 2020
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,746,174	$—	$3,746,174
Advisory leasing	607,111	—	—	607,111
Advisory sales	430,956	—	—	430,956
Property and advisory project management	565,943	—	—	565,943
Valuation	147,752	—	—	147,752
Commercial mortgage origination (1)	37,880	—	—	37,880
Loan servicing (2)	11,409	—	—	11,409
Investment management	—	—	121,678	121,678
Development services	—	—	76,226	76,226
Topic 606 Revenue	1,801,051	3,746,174	197,904	5,745,129
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	85,202	—	—	85,202
Loan servicing	45,271	—	—	45,271
Development services (3)	—	—	13,566	13,566
Total Out of Scope of Topic 606 Revenue	130,473	—	13,566	144,039
Total revenue	$1,931,524	$3,746,174	$211,470	$5,889,168

	Three Months Ended March 31, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,165,915	$—	$3,165,915
Advisory leasing	622,640	—	—	622,640
Advisory sales	385,655	—	—	385,655
Property and advisory project management	520,884	—	—	520,884
Valuation	138,326	—	—	138,326
Commercial mortgage origination (1)	23,573	—	—	23,573
Loan servicing (2)	6,986	—	—	6,986
Investment management	—	—	106,308	106,308
Development services	—	—	28,885	28,885
Topic 606 Revenue	1,698,064	3,165,915	135,193	4,999,172
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	97,306	—	—	97,306
Loan servicing	39,032	—	—	39,032
Total Out of Scope of Topic 606 Revenue	136,338	—	—	136,338
Total revenue	$1,834,402	$3,165,915	$135,193	$5,135,510

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Out of scope revenue for development services represents selling profit from transfers of sales-type leases in the scope of Topic 842.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contract Assets and Liabilities

We had contract assets totaling $530.7 million ($330.0 million of which was current) and $529.8 million ($328.0 million of which was current) as of March 31, 2020 and December 31, 2019, respectively.

We had contract liabilities totaling $113.7 million ($107.0 million of which was current) and $115.0 million ($108.7 million of which was current) as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, we recognized revenue of $63.2 million that was included in the contract liability balance at December 31, 2019.

14.	Segments

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

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Advisory Services	$1,931,524	$1,834,402
Global Workplace Solutions	3,746,174	3,165,915
Real Estate Investments	211,470	135,193
Total revenue	$5,889,168	$5,135,510

Adjusted EBITDA
Advisory Services	$292,654	$263,850
Global Workplace Solutions	99,298	99,679
Real Estate Investments	38,399	86,503
Total Adjusted EBITDA	$430,351	$450,032

Adjusted EBITDA is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue, costs associated with our reorganization, including cost-savings initiatives, and other non-recurring costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to CBRE Group, Inc.	$172,195	$164,409
Add:
Depreciation and amortization	113,794	105,823
Asset impairments	75,171	89,037
Interest expense, net of interest income	16,016	21,192
Write-off of financing costs on extinguished debt	—	2,608
Provision for income taxes	51,182	43,878
EBITDA	428,358	426,947
Adjustments:
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	5,753	—
Costs incurred related to legal entity restructuring	3,241	—
Integration and other costs related to acquisitions	783	—
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,784)	7,336
Costs associated with our reorganization, including cost-savings initiatives (1)	—	15,749
Adjusted EBITDA	$430,351	$450,032

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
United States	$3,380,563	$3,036,707
United Kingdom	774,015	588,581
All other countries	1,734,590	1,510,222
Total revenue	$5,889,168	$5,135,510

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2020 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (2019 Annual Report). Accordingly, you should read the following discussion in conjunction with the information included in our 2019 Annual Report as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

Our business is focused on providing services to real estate occupiers and investors. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. For investors, we provide capital markets (property sales, mortgage origination, sales and servicing), leasing, investment management, property management, valuation and development services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Global Investors” (investment management); “Trammell Crow Company” (U.S. development); “Telford Homes” (U.K. development) and “Hana” (enterprise-focused flexible workspace solutions).

Our revenue mix has shifted in recent years toward more revenue earned as part of contracts encompassing multiple business lines as occupiers and investors increasingly prefer to purchase integrated, account-based services from firms that meet the full spectrum of their needs nationally and globally. We believe we are well-positioned to capture a substantial share of this growing market opportunity. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and commissions on transactions. Our contractual, fee-for-services businesses generally involve occupier outsourcing (including facilities and project management), property management, investment management, appraisal/valuation and loan servicing. In addition, our leasing services business line is largely recurring in nature over time.

In 2019, we generated revenue from a highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2019 we were ranked #146 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 19 years in a row (including 2020). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for seven consecutive years (including 2020) and are included in the Dow Jones World Sustainability Index and the Bloomberg Gender Equality Index.

In the first quarter of 2020, the outbreak of the widespread novel coronavirus (COVID‑19) illness resulted in tremendous amounts of uncertainty, interruption of business activity and significantly impacted global markets. On March 11, 2020, the World Health Organization declared COVID‑19 a pandemic, pointing to over 118,000 cases of the coronavirus illness in over 110 countries and territories around the world at that time. As of the date of this Quarterly Report, many of our locations and those of our clients are subject to significant operational limitations intended to mitigate the spread of COVID‑19 and a substantial subset of our employee population has been transitioned to a remote work environment.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2019 Annual Report. There have been no material changes to these policies as of March 31, 2020.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Seasonality

A significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Revenue, earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end. In light of the severe economic dislocations caused by COVID‑19, and the resulting uncertainty in the business outlook, the quarterly distribution of financial results in 2020 may not conform with historical patterns.

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

Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include overall economic activity and employment growth, with specific sensitivity to growth in office-based employment; interest rate levels and changes in interest rates; the cost and availability of credit; and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, or the public perception that any of these events may occur, will negatively affect the performance of our business.

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

Since 2010, commercial real estate markets have generally been characterized by increased demand for space, falling vacancies, higher rents and strong capital flows, leading to solid property sales and leasing activity. This healthy backdrop changed abruptly in the first quarter of 2020 with the emergence of the COVID‑19 pandemic and resultant shutdown of economic activity across much of the world, which has led to sharp increases in unemployment, dislocations in debt and equity markets and businesses instituting cost-cutting and capital-preservation measures. There has been a significant impact on commercial real estate markets beginning in the first quarter of 2020, as many property owners and occupiers have put transactions on hold and withdrawn existing mandates, driving lower sales and leasing volumes. We expect to see this trend continue in the second quarter of 2020. For example, in the month of April 2020 our U.S. sales and leasing businesses experienced revenue declines of around 40%. The timing of these impacts varies by geography with Asian markets experiencing the earliest effects from the pandemic, while many other markets did not begin to experience significant effects until the end of the first quarter.

Real estate investment management and property development markets have been equally affected by the abrupt macroeconomic, real estate and capital markets changes brought about by COVID‑19, which is another trend we expect to continue in the second quarter of 2020. Additionally, actively managed public real estate equity funds and programs continue to be pressured by a shift in investor preferences from active to passive portfolio strategies.

The performance of our global real estate services and investment businesses depends on an improvement in macroeconomic conditions, including a return to sustained economic growth, lifting of significant operational restrictions on businesses, solid job creation, stable global credit markets and positive business and investor sentiment.

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

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2019, we completed eight in-fill acquisitions: a leading advanced analytics software company based in the United Kingdom, a commercial and residential real estate appraisal firm headquartered in Florida, our former affiliate in Omaha, a project management firm in Australia, a valuation and consulting business in Switzerland, a leading project management firm in Israel, a full-service real estate firm in San Antonio with a focus on retail, office, medical office and land, and a debt-focused real estate investment management business in the United Kingdom. During the three months ended March 31, 2020, we acquired leading local facilities management firms in Spain and Italy, a U.S. firm that helps companies reduce telecommunications costs and a leading provider of workplace technology project management, consulting and procurement services to occupiers across the U.S.

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

Our acquisition agreements often require us to pay deferred and/or contingent purchase price payments, subject to the acquired company achieving certain performance metrics, and/or the passage of time as well as other conditions. As of March 31, 2020, we have accrued deferred consideration totaling $111.3 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

International Operations

We are closely monitoring the impact of the COVID‑19 global pandemic on business conditions across all regions in which we operate. COVID‑19 has significantly impacted our operations and has the potential to further reduce our business activity (see discussion in the “Risk Factors” section in Part II of this Quarterly Report). In addition, we continue to monitor developments related to the United Kingdom’s withdrawal from the European Union (Brexit) and the uncertainty of the long-term economic and trade relationship between the United Kingdom and European Union. The continued uncertainty has the potential to impact our businesses in the United Kingdom and the rest of Europe, particularly sales and leasing activity in the United Kingdom. Any currency volatility associated with COVID‑19, Brexit or other economic dislocations could impact our results of operations.

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

During the three months ended March 31, 2020, approximately 43% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Singapore dollar and Swiss franc. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended March 31,
	2020		2019
United States dollar	$3,380,563	57.4%	$3,036,707	59.1%
British pound sterling	774,015	13.1%	588,581	11.5%
euro	616,968	10.5%	530,425	10.3%
Canadian dollar	193,235	3.2%	161,896	3.2%
Indian rupee	135,526	2.3%	112,473	2.2%
Japanese yen	98,382	1.7%	66,837	1.3%
Australian dollar	94,141	1.6%	87,390	1.7%
Swiss franc	75,677	1.3%	43,344	0.8%
Chinese yuan	75,456	1.3%	73,593	1.4%
Singapore dollar	67,904	1.2%	64,711	1.3%
Other currencies (1)	377,301	6.4%	369,553	7.2%
Total revenue	$5,889,168	100.0%	$5,135,510	100.0%

(1)	Approximately 37 currencies comprise 6.4% and 7.2% of our revenues for the three months ended March 31, 2020 and 2019, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2020, the net impact would have been a decrease in pre-tax income of $1.0 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2020, the net impact would have been an increase in pre-tax income of $1.9 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue:
Fee revenue:
Global workplace solutions	$807,562	13.7%	$691,895	13.5%
Property and advisory project management	308,679	5.2%	288,119	5.6%
Valuation	147,752	2.5%	138,326	2.7%
Loan servicing	56,680	1.0%	46,018	0.9%
Advisory leasing	607,111	10.3%	622,640	12.1%
Capital markets:
Advisory sales	430,956	7.3%	385,655	7.5%
Commercial mortgage origination	123,082	2.1%	120,879	2.4%
Investment management	121,678	2.1%	106,308	2.1%
Development services	89,792	1.5%	28,885	0.5%
Total fee revenue	2,693,292	45.7%	2,428,725	47.3%
Pass through costs also recognized as revenue	3,195,876	54.3%	2,706,785	52.7%
Total revenue	5,889,168	100.0%	5,135,510	100.0%
Costs and expenses:
Cost of revenue	4,712,674	80.0%	4,022,034	78.3%
Operating, administrative and other	790,066	13.4%	792,876	15.4%
Depreciation and amortization	113,794	1.9%	105,823	2.2%
Asset impairments	75,171	1.3%	89,037	1.7%
Total costs and expenses	5,691,705	96.6%	5,009,770	97.6%
Gain on disposition of real estate	22,827	0.3%	19,247	0.4%
Operating income	220,290	3.7%	144,987	2.8%
Equity income from unconsolidated subsidiaries	20,631	0.4%	72,664	1.4%
Other (loss) income	(193)	0.0%	20,853	0.4%
Interest expense, net of interest income	16,016	0.3%	21,192	0.4%
Write-off of financing costs on extinguished debt	—	0.0%	2,608	0.0%
Income before provision for income taxes	224,712	3.8%	214,704	4.2%
Provision for income taxes	51,182	0.9%	43,878	0.9%
Net income	173,530	2.9%	170,826	3.3%
Less: Net income attributable to non-controlling interests	1,335	0.0%	6,417	0.1%
Net income attributable to CBRE Group, Inc.	$172,195	2.9%	$164,409	3.2%
Adjusted EBITDA	$430,351	7.3%	$450,032	8.8%

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

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of certain cash and non-cash items related to acquisitions, certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue, costs associated with our reorganization, including cost-savings initiatives, and other non-recurring costs. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

Adjusted EBITDA is not intended to be a measure of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. This measure may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt. We also use adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to CBRE Group, Inc.	$172,195	$164,409
Add:
Depreciation and amortization	113,794	105,823
Asset impairments	75,171	89,037
Interest expense, net of interest income	16,016	21,192
Write-off of financing costs on extinguished debt	—	2,608
Provision for income taxes	51,182	43,878
EBITDA	428,358	426,947
Adjustments:
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	5,753	—
Costs incurred related to legal entity restructuring	3,241	—
Integration and other costs related to acquisitions	783	—
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,784)	7,336
Costs associated with our reorganization, including cost-savings initiatives (1)	—	15,749
Adjusted EBITDA	$430,351	$450,032

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

We reported consolidated net income of $172.2 million for the three months ended March 31, 2020 on revenue of $5.9 billion as compared to consolidated net income of $164.4 million on revenue of $5.1 billion for the three months ended March 31, 2019.

Our revenue on a consolidated basis for the three months ended March 31, 2020 increased by $753.7 million, or 14.7%, as compared to the three months ended March 31, 2019. The revenue increase reflects strong organic growth fueled by higher revenue in our Global Workplace Solutions segment (up 18.3%) and improved revenue in our Advisory Services segment due to property and advisory project management revenue (up 8.7%) and loan servicing revenue (up 23.2%) as well as increased advisory sales (up 11.7%). Higher revenue in our Real Estate Investments segment (up 56.4%) driven by the Telford Acquisition also contributed to the increase. Foreign currency translation had a 0.7% negative impact on total revenue during the three months ended March 31, 2020, primarily driven by weakness in the Argentine peso, Australian dollar, Brazilian real and euro.

Our cost of revenue on a consolidated basis increased by $690.6 million, or 17.2%, during the three months ended March 31, 2020 as compared to the same period in 2019. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment. Higher costs in our property and advisory project management business as well as higher costs in our Real Estate Investments segment (due to the Telford Acquisition) also contributed to the increase. These items were partially offset by the impact of foreign currency translation, which had a 0.7% positive impact on total cost of revenue during the three months ended March 31, 2020. Cost of revenue as a percentage of revenue increased from 78.3% for the three months ended March 31, 2019 to 80.0% for the three months ended March 31, 2020, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis were essentially flat at $790.1 million for the three months ended March 31, 2020 as compared to $792.9 million for the same period in 2019. Operating expenses as a percentage of revenue decreased from 15.4% for the three months ended March 31, 2019 to 13.4% for the three months ended March 31, 2020, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $8.0 million, or 7.5%, during the three months ended March 31, 2020 as compared to the same period in 2019. This increase was primarily attributable to a rise in depreciation expense of $9.4 million during the three months ended March 31, 2020 driven by technology-related capital expenditures.

Our asset impairments on a consolidated basis totaled $75.2 million and $89.0 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. As a result of the recent global economic disruption and uncertainty due to the novel coronavirus (COVID‑19) pandemic, we deemed there to be triggering events requiring testing of certain assets for impairment as of March 31, 2020. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to COVID‑19. During the three months ended March 31, 2019, we recorded a non-cash intangible asset impairment charge of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and the decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

Our gain on disposition of real estate on a consolidated basis increased by $3.6 million, or 18.6%, during the three months ended March 31, 2020 as compared to the same period in 2019. These gains resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $52.0 million, or 71.6%, during the three months ended March 31, 2020 as compared to the same period in 2019, primarily driven by lower equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our consolidated interest expense, net of interest income, decreased by $5.2 million, or 24.4%, for the three months ended March 31, 2020 as compared to the same period in 2019. This was primarily driven by an increase in interest income during the first quarter of 2020.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.6 million for the three months ended March 31, 2019. The costs for the three months ended March 31, 2019 were incurred in connection with the refinancing of our credit agreement.

Our provision for income taxes on a consolidated basis was $51.2 million for the three months ended March 31, 2020 as compared to $43.9 million for the same period in 2019. Our effective tax rate increased from 20.4% for the three months ended March 31, 2019 to 22.8% for the three months ended March 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID‑19 pandemic. The CARES Act has not had, nor is it expected to have, a significant impact on our effective tax rate for 2020.

Segment Operations

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services

The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue:
Fee revenue:
Property and advisory project management	$308,679	16.0%	$288,119	15.7%
Valuation	147,752	7.7%	138,326	7.5%
Loan servicing	56,680	2.9%	46,018	2.5%
Advisory leasing	607,111	31.4%	622,640	33.9%
Capital markets:
Advisory sales	430,956	22.3%	385,655	21.1%
Commercial mortgage origination	123,082	6.4%	120,879	6.6%
Total fee revenue	1,674,260	86.7%	1,601,637	87.3%
Pass through costs also recognized as revenue	257,264	13.3%	232,765	12.7%
Total revenue	1,931,524	100.0%	1,834,402	100.0%
Costs and expenses:
Cost of revenue	1,158,009	60.0%	1,083,099	59.0%
Operating, administrative and other	487,463	25.2%	496,618	27.1%
Depreciation and amortization	78,952	4.1%	71,647	3.9%
Operating income	207,100	10.7%	183,038	10.0%
Equity income from unconsolidated subsidiaries	1,337	0.1%	675	0.0%
Other income	2,277	0.1%	1,679	0.1%
Less: Net income (loss) attributable to non-controlling interests	253	0.0%	(145)	0.0%
Add-back: Depreciation and amortization	78,952	4.1%	71,647	3.9%
EBITDA	289,413	15.0%	257,184	14.0%
Adjustments:
Costs incurred related to legal entity restructuring	3,241	0.2%	—	0.0%
Costs associated with our reorganization, including cost-savings initiatives (1)	—	0.0%	6,666	0.4%
Adjusted EBITDA and Adjusted EBITDA on revenue margin	$292,654	15.2%	$263,850	14.4%
Adjusted EBITDA on fee revenue margin		17.5%		16.5%

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue increased by $97.1 million, or 5.3%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The revenue increase reflects strong organic growth fueled by higher sales and loan servicing activity as well as improved property and project management revenue. Foreign currency translation had a 0.8% negative impact on total revenue during the three months ended March 31, 2020, primarily driven by weakness in the Australian dollar, Brazilian real and euro.

Cost of revenue increased by $74.9 million, or 6.9%, for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to higher costs in our property and project management business. Higher producer bonuses also contributed to the increase. Foreign currency translation had a 1.0% positive impact on total cost of revenue during the three months ended March 31, 2020. Cost of revenue as a percentage of revenue was relatively consistent at 60.0% for the three months ended March 31, 2020 versus 59.0% for the same period in 2019.

Operating, administrative and other expenses decreased by $9.2 million, or 1.8%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was largely driven by the overall impact of COVID‑19, which resulted in lower bonus and stock compensation expense, partially offset by higher bad debt expense and accruals for losses on loans. Foreign currency translation also had a 0.9% positive impact on total operating expenses during the three months ended March 31, 2020. These items were somewhat reduced by the impact of higher payroll-related costs (partially driven by increased headcount).

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended March 31, 2020, MSRs contributed to operating income $35.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $30.5 million of amortization of related intangible assets. For the three months ended March 31, 2019, MSRs contributed to operating income $38.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $27.7 million of amortization of related intangible assets.

Global Workplace Solutions

The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue:
Fee revenue:
Global workplace solutions	$807,562	21.6%	$691,895	21.9%
Total fee revenue	807,562	21.6%	691,895	21.9%
Pass through costs also recognized as revenue	2,938,612	78.4%	2,474,020	78.1%
Total revenue	3,746,174	100.0%	3,165,915	100.0%
Costs and expenses:
Cost of revenue	3,499,616	93.4%	2,938,935	92.8%
Operating, administrative and other	147,821	3.9%	135,472	4.3%
Depreciation and amortization	30,398	0.8%	29,483	0.9%
Asset impairments	50,171	1.3%	—	0.0%
Operating income	18,168	0.6%	62,025	2.0%
Equity income (loss) from unconsolidated subsidiaries	392	0.0%	(833)	0.0%
Other income (loss)	169	0.0%	(16)	0.0%
Less: Net loss attributable to non-controlling interests	—	0.0%	(158)	0.0%
Add-back: Depreciation and amortization	30,398	0.8%	29,483	0.9%
Add-back: Asset impairments	50,171	1.3%	—	0.0%
EBITDA	99,298	2.7%	90,817	2.9%
Adjustments:
Costs associated with our reorganization, including cost-savings initiatives (1)	—	0.0%	8,862	0.2%
Adjusted EBITDA and Adjusted EBITDA on revenue margin	$99,298	2.7%	$99,679	3.1%
Adjusted EBITDA on fee revenue margin		12.3%		14.4%

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue increased by $580.3 million, or 18.3%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The revenue increase was fueled by growth in the market for real estate outsourcing services. Foreign currency translation had a 0.7% negative impact on total revenue during the three months ended March 31, 2020, primarily driven by weakness in the Argentine peso, Brazilian real and euro.

Cost of revenue increased by $560.7 million, or 19.1%, for the three months ended March 31, 2020 as compared to the same period in 2019, driven by the higher revenue. Foreign currency translation had a 0.7% positive impact on total cost of revenue during the three months ended March 31, 2020. Cost of revenue as a percentage of revenue was relatively consistent at 93.4% for the three months ended March 31, 2020 versus 92.8% for the same period in 2019.

Operating, administrative and other expenses increased by $12.3 million, or 9.1%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was largely driven by higher payroll-related and temporary help costs incurred, partially attributable to investments made in both people and technology associated with efforts to remediate material weaknesses in our Europe, Middle East and Africa (EMEA) region. These costs were partially offset by the impact of $8.5 million of severance costs incurred in the first quarter of 2019 in connection with our reorganization, including cost-savings initiatives, which did not recur in the first quarter of 2020. Additionally, foreign currency translation had a 1.1% positive impact on total operating expenses during the three months ended March 31, 2020.

Real Estate Investments

The following table summarizes our results of operations for our Real Estate Investments operating segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue:
Investment management	$121,678	57.5%	$106,308	78.6%
Development services	89,792	42.5%	28,885	21.4%
Total revenue	211,470	100.0%	135,193	100.0%
Costs and expenses:
Cost of revenue	55,049	26.0%	—	0.0%
Operating, administrative and other	154,782	73.2%	160,786	118.9%
Depreciation and amortization	4,444	2.1%	4,693	3.5%
Asset impairments	25,000	11.8%	89,037	65.9%
Gain on disposition of real estate	22,827	10.8%	19,247	14.2%
Operating loss	(4,978)	(2.3%)	(100,076)	(74.1%)
Equity income from unconsolidated subsidiaries	18,902	8.8%	72,822	53.9%
Other (loss) income	(2,639)	(1.2%)	19,190	14.2%
Less: Net income attributable to non-controlling interests	1,082	0.5%	6,720	5.0%
Add-back: Depreciation and amortization	4,444	2.1%	4,693	3.5%
Add-back: Asset impairments	25,000	11.8%	89,037	65.9%
EBITDA	39,647	18.7%	78,946	58.4%
Adjustments:
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	5,753	2.7%	—	0.0%
Integration and other costs related to acquisitions	783	0.4%	—	0.0%
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,784)	(3.6%)	7,336	5.4%
Costs associated with our reorganization, including cost-savings initiatives (1)	—	0.0%	221	0.2%
Adjusted EBITDA	$38,399	18.2%	$86,503	64.0%

(1)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue increased by $76.3 million, or 56.4%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily driven by the Telford Acquisition in our development services line of business as well as higher carried interest revenue and increased asset management fees. Foreign currency translation had a 0.7% negative impact on total revenue during the three months ended March 31, 2020, primarily driven by weakness in the euro.

Cost of revenue was $55.0 million for the three months ended March 31, 2020 and was attributable to Telford, which we acquired on October 1, 2019.

Operating, administrative and other expenses decreased by $6.0 million, or 3.7%, for the three months ended March 31, 2020 as compared to the same period in 2019, primarily driven lower carried interest expense and lower bonuses in our development services line of business (driven by lower property sales in the first quarter of 2020 as compared to the same period in 2019, which were reflected in equity income from unconsolidated subsidiaries). These items were partially offset by higher costs attributable to the Telford Acquisition as well as investments in our new flexible space offering. Foreign currency translation also had a 0.5% positive impact on total operating expenses during the three months ended March 31, 2020.

A roll forward of our AUM by product type for the three months ended March 31, 2020 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2019	$40.1	$64.9	$7.9	$112.9
Inflows	1.9	3.0	0.4	5.3
Outflows	(0.9)	(4.2)	(0.7)	(5.8)
Market depreciation	(0.2)	(2.1)	(2.0)	(4.3)
Balance at March 31, 2020	$40.9	$61.6	$5.6	$108.1

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

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. During the three months ended March 31, 2020, we incurred $48.9 million of capital expenditures, net of tenant concessions received, which includes approximately $20.0 million related to technology enablement. Given the uncertainty caused by COVID‑19, we are not providing an estimate of net capital expenditures anticipated for the fiscal year ended December 31, 2020 as we are currently re-evaluating such spend, although we currently expect net capital expenditures to be meaningfully lower than initially forecast in our 2019 Annual Report. As of March 31, 2020, we had aggregate commitments of $82.5 million to fund future co-investments in our Real Estate Investments business, $35.5 million of which is expected to be funded in 2020. Additionally, as of March 31, 2020, we are committed to fund $42.7 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of March 31, 2020, we had $2.8 billion of borrowings available under our revolving credit facility.

We have historically relied on our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditure and general investment requirements (including strategic in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements. In the absence of extraordinary events or a large strategic acquisition, we anticipate that our cash flow from operations and our revolving credit facility would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. Given compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production, the negative effect of difficult market conditions is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing senior notes, through tender offers, in privately negotiated or open market transactions, or otherwise.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2020 and December 31, 2019, we had accrued $111.3 million ($37.1 million of which was a current liability) and $111.7 million ($41.6 million of which was a current liability), respectively, of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

As described in our 2019 Annual Report, our board of directors has authorized a program for the company to repurchase up to $500.0 million of our Class A common stock. As of December 31, 2019, $400.0 million was available for share repurchases under the authorized repurchase program. During the three months ended March 31, 2020, we spent $50.0 million to repurchase, through an existing stock repurchase plan entered into pursuant to Rule 10b5-1 under the Exchange Act, 1,050,084 shares of our Class A common stock with an average price paid per share of $47.62. As of May 7, 2020, we had $350.0 million of capacity remaining under our current stock repurchase program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future stock repurchases with existing cash. We may utilize our stock repurchase program to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of future repurchases, and the actual amounts repurchased, will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Historical Cash Flows

Operating Activities

Net cash used in operating activities totaled $136.3 million for the three months ended March 31, 2020, a decrease of $256.3 million as compared to the three months ended March 31, 2019. The decrease in net cash used in operating activities was primarily driven by a lower overall net increase in working capital during the first quarter of 2020 as compared to the same period in 2019.

Investing Activities

Net cash used in investing activities totaled $92.2 million for the three months ended March 31, 2020, an increase of $18.3 million as compared to the three months ended March 31, 2019. This increase was largely driven by higher amounts paid for in-fill acquisitions as well as greater contributions to unconsolidated subsidiaries during the three months ended March 31, 2020. These increases were partially offset by higher distributions received from unconsolidated subsidiaries during the three months ended March 31, 2020.

Financing Activities

Net cash used in financing activities totaled $93.9 million for the three months ended March 31, 2020 as compared to net cash provided by financing activities of $300.0 million for the three months ended March 31, 2019. The decrease of approximately $393.9 million was primarily due to the impact of net borrowings of $336.0 million from our revolving credit facility in the first quarter of 2019 that did not recur in the first quarter of 2020.

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

Long-Term Debt

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such credit agreement, as amended by a December 20, 2018 incremental loan assumption agreement and such March 4, 2019 incremental assumption agreement, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into this 2019 incremental assumption agreement.

The 2019 Credit Agreement is a senior unsecured credit facility. As of March 31, 2020, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1.

On September 26, 2014, CBRE Services issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 (the 5.25% senior notes). On December 12, 2014, CBRE Services issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 5.25% per year and is payable semi-annually in arrears on March 15 and September 15.

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and the 5.25% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and each domestic subsidiary of CBRE Services that guarantees the 2019 Credit Agreement.

Our 2019 Credit Agreement, 4.875% senior notes and 5.25% senior notes are all fully and unconditionally and jointly and severally guaranteed by us and certain subsidiaries (see Exhibit 22.1 for a listing of all such subsidiary guarantors). Combined summarized financial information for CBRE Group, Inc., (parent); CBRE Services (subsidiary issuer); and the guarantor subsidiaries (collectively referred to as the obligated group), which excludes investment balances in non-guarantor subsidiaries as well as income from consolidated non-guarantor subsidiaries, is as follows (dollars in thousands):

	March 31,	December 31,
	2020	2019
Balance Sheet Data:
Current assets	$3,217,414	$2,901,618
Noncurrent assets (1)	5,057,464	5,610,084
Total assets (1)	8,274,878	8,511,702

Current liabilities	$3,028,238	$2,893,775
Noncurrent liabilities	2,181,205	2,201,269
Total liabilities	5,209,443	5,095,044

	Three Months Ended March 31,
	2020	2019
Statement of Operations Data:
Revenue	$3,314,860	$2,966,117
Operating income	131,204	70,560
Net income	104,308	123,715

(1)

Includes $162.5 million and $574.6 million as of March 31, 2020 and December 31, 2019, respectively, of intercompany loan receivables from non-guarantor subsidiaries. All intercompany balances and transactions between CBRE Group, CBRE Services and the guarantor subsidiaries have been eliminated.

The €400.0 million term loan facility under our 2019 Credit Agreement is also jointly and severally guaranteed by five of our foreign subsidiaries. Such subsidiaries have been omitted from the table above given they do not jointly and severally guarantee other amounts under the 2019 Credit Agreement, the 4.875% senior notes or the 5.25% senior notes. Additionally, such subsidiaries if considered in the aggregate as if they were a single subsidiary, would not constitute a significant subsidiary.

For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2019 Annual Report and Note 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under the 2019 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2019 Annual Report and Notes 4 and 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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

•

disruptions to business, market and operational conditions related to the COVID‑19 pandemic and the impact of government rules and regulations intended to mitigate the effects of this pandemic, including, without limitation, rules and regulations that impact us as a loan originator and servicer for U.S. Government Sponsored Enterprises;

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
•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2019 Annual Report, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).

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

The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of March 31, 2020, we did not have any outstanding interest rate swap agreements. See discussion of our interest rate swap agreements, which is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources—Indebtedness—Interest Rate Swap Agreements” and is incorporated by reference herein.

The estimated fair value of our senior term loans was approximately $708.8 million at March 31, 2020. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $620.4 million and $459.2 million, respectively, at March 31, 2020.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2020, the net impact of the additional interest cost would be a decrease of $1.9 million on pre-tax income and an increase of $1.9 million in cash used in operating activities for the three months ended March 31, 2020.

Item 4.Controls and Procedures

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of March 31, 2020 due to the material weaknesses in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Annual Report).

Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Remediation

As previously described in Part II, Item 9A of our 2019 Annual Report, we began implementing a remediation plan to address the material weaknesses mentioned above. Such weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 1A.	Risk Factors

With the exception of the following, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks Related to Our Operations

The COVID‑19 pandemic could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The COVID‑19 pandemic has created significant volatility, uncertainty and economic disruption, which has adversely affected our business operations, and may materially and adversely affect our results of operations, cash flows and financial condition. The ongoing COVID‑19 pandemic has resulted in a decline in real estate acquisition, disposition, financing, construction and leasing activity, which we have begun to see, and expect to continue to see, adversely impacting deal volume in our property sales and leasing activity in our Advisory Services segment. The continued spread of the COVID‑19 pandemic may cause further economic weakness and may result in a general decline in the value of commercial real estate and in rents, which in turn may reduce our revenue from property commissions derived from property leasing, sales, valuation and financing, as well as property management fees and other fees and revenues, equity earnings and gains on asset sales associated with development or investment management activities. It may also result in losses due to our participation in the Government Sponsored Enterprise lending programs, which require us to satisfy certain forbearance and loss sharing/repurchase obligations. Furthermore, our investment management, development services and capital markets (including property sales and mortgage and structured financing services) businesses are sensitive to credit costs and availability, as well as financial liquidity, and dislocations in the capital markets related to the COVID‑19 pandemic may adversely impact the performance of these businesses.

We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID‑19, which may exacerbate certain risks to our business, including the security and effectiveness of our information and technology networks. Increased reliance on technology and cyber security capabilities to support a global workforce remotely creates additional risks. While we have undertaken measures that we believe to be best practices to safeguard CBRE operations and business continuity, there can be no assurance that these measures will be successful in every instance. In addition, certain of our employees and independent contractors, in particular in our Global Workplace Solutions segment, have been deemed to be “essential workers” and are unable to work remotely. As a result, they may be exposed to COVID‑19 in their workplaces. If one of more of our employees, independent contractors, clients or others at our worksites becomes ill from COVID‑19 and attributes their exposure to such illness to us or one of our worksites, we could be subject to allegations of failure to adequately mitigate the risk of such exposure. Such allegations could harm our reputation and expose us to the risks of litigation and liability.

The extent to which the COVID‑19 pandemic impacts our business, results of operations, cash flows and financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and other actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services; the health of and the effect on our workforce and our ability to meet staffing needs, particularly if members of our workforce are quarantined as a result of exposure; the ability of our clients to pay for our services; and any closures of our or our clients’ offices and facilities. In addition, if the pandemic continues to create disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. To the extent the COVID‑19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors’’ section of our Annual Report on Form 10-K for the year ended December 31, 2019.

A significant portion of our loan origination and servicing business depends upon our relationships with U.S. Government Sponsored Enterprises. As an approved seller/servicer for the Government Sponsored Enterprises, we are required to originate and service loans in accordance with their individual program requirements, including participation in loss sharing and repurchase arrangements. Our obligations under these programs may adversely impact our results of operations, cash flows and financial condition.

A significant portion of our loan origination and servicing business (which we conduct through certain of our wholly-owned subsidiaries) depends upon our relationship with the Federal National Mortgage Association (Fannie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac), collectively the Government Sponsored Enterprises, or GSEs. Numerous pieces of legislation seeking various types of changes designed to reform the GSEs and the U.S. housing finance system have been introduced in Congress including among other things, changes to the role the GSEs play in the U.S. housing finance system and the winding down or conservatorship of Fannie Mae and Freddie Mac over a period of years. Legislation which curtails the GSEs activities and/or alters the structure or existence of the GSEs, if enacted, may result in a significant decrease in our loan origination and servicing revenue and could have a significant impact on our loan origination and servicing business.

As an approved seller/servicer for the GSEs, we are required to comply with various eligibility criteria and are required to originate and service loans in accordance with their individual program requirements. Failure to comply with these requirements may result in termination or withdrawal of our approval to sell and service the GSEs loans. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID‑19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from GSEs who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, we are obligated to advance (for a forbearance period of up to 90 consecutive days and potentially for longer periods) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days, but require an immediate capital outlay. Further, with respect to Fannie Mae loans, if the loan goes into foreclosure or is restructured, we have an obligation to share in up to one-third of any losses. In connection with the Freddie Mac program, we are not obligated to make any advances, as we are not the master servicer. For the Freddie Mac Small Balance Lending (SBL) program, we could potentially be obligated to repurchase any loan that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, we may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. We may need to secure additional sources of financing in order to satisfy our forbearance and loss sharing/repurchase obligations under these programs. We cannot make any assurances that such financing would be available on attractive terms, if at all. Our forbearance and loss sharing/ repurchase obligations under these programs may adversely impact our results of operations, cash flows and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Open market share repurchase activity during the three months ended March 31, 2020 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	—	$—	—
February 1, 2020 - February 29, 2020	—	$—	—
March 1, 2020 - March 31, 2020	1,050,084	$47.62	1,050,084
Total	1,050,084	$47.62	1,050,084	$350,000

(1)

During 2019, our board of directors authorized a program for the company to repurchase up to $500.0 million of our Class A common stock over three years, and during 2019 we repurchased $100.0 million of our common stock under this program. The remaining $350.0 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2020.

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

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020

10.1	Employment and Transition Agreement dated as of April 21, 2020, by and between CBRE, Inc. and James R. Groch +					X

22.1	Subsidiary Guarantors of CBRE Group, Inc.’s Registered Debt.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Denotes a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: May 7, 2020	/s/ Leah C. Stearns
Leah C. Stearns
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2020	/s/ Dara A. Bazzano
Dara A. Bazzano
Chief Accounting Officer (Principal Accounting Officer)