Form 10-Q
period 2020-06-30
CBRE GROUP, INC.
filed 2020-08-04
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of Class A common stock outstanding at July 22, 2020 was 335,277,797.

FORM 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,214,213	$971,781
Restricted cash	99,521	121,964
Receivables, less allowance for doubtful accounts of $94,368 and $72,725 at June 30, 2020 and December 31, 2019, respectively	4,134,789	4,466,674
Warehouse receivables	765,130	993,058
Prepaid expenses	315,823	282,741
Contract assets	288,896	328,012
Income taxes receivable	103,067	93,915
Other current assets	267,996	276,319
Total Current Assets	7,189,435	7,534,464
Property and equipment, net	824,748	836,206
Goodwill	3,695,742	3,753,493
Other intangible assets, net of accumulated amortization of $1,439,882 and $1,358,528 at June 30, 2020 and December 31, 2019, respectively	1,330,599	1,379,546
Operating lease assets	1,063,529	997,966
Investments in unconsolidated subsidiaries	386,123	426,711
Real estate under development	191,425	185,508
Non-current contract assets	189,583	201,760
Deferred tax assets, net	102,858	73,864
Non-current income taxes receivable	34,414	139,136
Other assets, net	691,958	668,542
Total Assets	$15,700,414	$16,197,196
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,329,218	$2,436,084
Compensation and employee benefits payable	1,101,275	1,324,990
Accrued bonus and profit sharing	638,349	1,261,974
Operating lease liabilities	191,895	168,663
Contract liabilities	128,415	108,671
Income taxes payable	107,549	30,207
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	753,894	977,175
Revolving credit facility	451,000	—
Other	5,295	4,534
Total short-term borrowings	1,210,189	981,709
Current maturities of long-term debt	1,540	1,814
Other current liabilities	144,468	122,339
Total Current Liabilities	5,852,898	6,436,451
Long-term debt, net of current maturities	1,763,113	1,761,245
Non-current operating lease liabilities	1,118,476	1,057,758
Non-current tax liabilities	93,300	85,966
Deferred tax liabilities, net	72,607	34,593
Non-current income taxes payable	40,562	93,647
Other liabilities	474,407	454,424
Total Liabilities	9,415,363	9,924,084
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,240,052 and 334,752,283 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3,352	3,348
Additional paid-in capital	1,046,999	1,115,944
Accumulated earnings	6,032,160	5,793,149
Accumulated other comprehensive loss	(838,517)	(679,748)
Total CBRE Group, Inc. Stockholders’ Equity	6,243,994	6,232,693
Non-controlling interests	41,057	40,419
Total Equity	6,285,051	6,273,112
Total Liabilities and Equity	$15,700,414	$16,197,196

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$5,381,384	$5,714,073	$11,270,552	$10,849,583
Costs and expenses:
Cost of revenue	4,399,537	4,445,790	9,112,211	8,467,824
Operating, administrative and other	770,806	877,397	1,560,872	1,670,273
Depreciation and amortization	116,384	106,479	230,178	212,302
Asset impairments	—	—	75,171	89,037
Total costs and expenses	5,286,727	5,429,666	10,978,432	10,439,436
(Loss) gain on disposition of real estate	(492)	10	22,335	19,257
Operating income	94,165	284,417	314,455	429,404
Equity income from unconsolidated subsidiaries	19,480	21,773	40,111	94,437
Other income	5,220	4,369	5,027	25,222
Interest expense, net of interest income	17,950	24,600	33,966	45,792
Write-off of financing costs on extinguished debt	—	—	—	2,608
Income before provision for income taxes	100,915	285,959	325,627	500,663
Provision for income taxes	18,803	62,521	69,985	106,399
Net income	82,112	223,438	255,642	394,264
Less: Net income (loss) attributable to non-controlling interests	215	(293)	1,550	6,124
Net income attributable to CBRE Group, Inc.	$81,897	$223,731	$254,092	$388,140
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.24	$0.67	$0.76	$1.15
Weighted average shares outstanding for basic income per share	335,126,126	336,222,471	335,048,115	336,122,100
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.24	$0.66	$0.75	$1.14
Weighted average shares outstanding for diluted income per share	337,361,419	340,508,931	338,549,805	340,334,315

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$82,112	$223,438	$255,642	$394,264
Other comprehensive income (loss):
Foreign currency translation gain (loss)	25,936	(2,532)	(146,438)	(1,595)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	100	425	214	835
Unrealized losses on interest rate swaps, net of tax	—	(52)	—	(111)
Unrealized holding (losses) gains on available for sale debt securities, net of tax	(409)	705	500	1,460
Other, net	(13,045)	—	(13,045)	1
Total other comprehensive income (loss)	12,582	(1,454)	(158,769)	590
Comprehensive income	94,694	221,984	96,873	394,854
Less: Comprehensive income (loss) attributable to non-controlling interests	275	(256)	1,550	6,105
Comprehensive income attributable to CBRE Group, Inc.	$94,419	$222,240	$95,323	$388,749

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$255,642	$394,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	230,178	212,302
Amortization and write-off of financing costs on extinguished debt	3,082	5,705
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(105,697)	(114,283)
Asset impairments	75,171	89,037
Net realized and unrealized gains, primarily from investments	(5,027)	(25,222)
Provision for doubtful accounts	29,923	11,438
Net compensation expense for equity awards	19,704	65,580
Equity income from unconsolidated subsidiaries	(40,111)	(94,437)
Distribution of earnings from unconsolidated subsidiaries	52,664	97,561
Proceeds from sale of mortgage loans	7,421,127	10,099,268
Origination of mortgage loans	(7,162,747)	(10,090,347)
(Decrease) increase in warehouse lines of credit	(223,281)	21,227
Tenant concessions received	23,384	12,931
Purchase of equity securities	(6,627)	(70,221)
Proceeds from sale of equity securities	8,909	38,495
Decrease (increase) in real estate under development	701	(3,356)
Decrease (increase) in receivables, prepaid expenses and other assets (including contract and lease assets)	276,065	(458,990)
(Decrease) increase in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(130,264)	163,502
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(816,621)	(528,754)
Decrease (increase) in net income taxes receivable/payable	125,361	(97,260)
Other operating activities, net	(25,473)	(21,724)
Net cash provided by (used in) operating activities	6,063	(293,284)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(134,149)	(124,222)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(25,911)	(2,142)
Contributions to unconsolidated subsidiaries	(51,168)	(35,187)
Distributions from unconsolidated subsidiaries	63,972	10,273
Other investing activities, net	11,314	3,146
Net cash used in investing activities	(135,942)	(148,132)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	300,000
Repayment of senior term loans	—	(300,000)
Proceeds from revolving credit facility	835,671	1,596,000
Repayment of revolving credit facility	(384,671)	(1,366,000)
Proceeds from notes payable on real estate	22,705	4,165
Repurchase of common stock	(50,028)	(45,088)
Units repurchased for payment of taxes on equity awards	(37,358)	(9,565)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(6,839)	(28,517)
Non-controlling interest contributions	1,428	41,977
Non-controlling interest distributions	(1,092)	(2,563)
Other financing activities, net	(2,853)	(4,435)
Net cash provided by financing activities	376,963	185,974
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(27,095)	4,723
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	219,989	(250,719)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,093,745	863,944
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,313,734	$613,225
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,145	$46,525
Income tax (refunds) payments, net	$(53,829)	$208,876

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2020	$3,351	$1,026,768	$5,950,263	$(851,039)	$40,204	$6,169,547
Net income	—	—	81,897	—	215	82,112
Net compensation expense for equity awards	—	20,943	—	—	—	20,943
Units repurchased for payment of taxes on equity awards	—	(485)	—	—	—	(485)
Foreign currency translation gain	—	—	—	25,876	60	25,936
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	100	—	100
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(409)	—	(409)
Contributions from non-controlling interests	—	—	—	—	806	806
Distributions to non-controlling interests	—	—	—	—	(595)	(595)
Other	1	(227)	—	(13,045)	367	(12,904)
Balance at June 30, 2020	$3,352	$1,046,999	$6,032,160	$(838,517)	$41,057	$6,285,051

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2019	$3,363	$1,126,984	$4,675,201	$(716,169)	$114,837	$5,204,216
Net income (loss)	—	—	223,731	—	(293)	223,438
Net compensation expense for equity awards	—	36,309	—	—	—	36,309
Units repurchased for payment of taxes on equity awards	—	(379)	—	—	—	(379)
Foreign currency translation (loss) gain	—	—	—	(2,569)	37	(2,532)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	425	—	425
Unrealized losses on interest rate swaps, net of tax	—	—	—	(52)	—	(52)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	705	—	705
Contributions from non-controlling interests	—	—	—	—	1,203	1,203
Distributions to non-controlling interests	—	—	—	—	(1,216)	(1,216)
Deconsolidation of investment	—	—	—	—	(67,641)	(67,641)
Other	—	(912)	—	—	(3,034)	(3,946)
Balance at June 30, 2019	$3,363	$1,162,002	$4,898,932	$(717,660)	$43,893	$5,390,530

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2019	$3,348	$1,115,944	$5,793,149	$(679,748)	$40,419	$6,273,112
Net income	—	—	254,092	—	1,550	255,642
Net compensation expense for equity awards	—	19,704	—	—	—	19,704
Units repurchased for payment of taxes on equity awards	—	(37,358)	—	—	—	(37,358)
Repurchase of common stock	(11)	(50,017)	—	—	—	(50,028)
Foreign currency translation loss	—	—	—	(146,438)	—	(146,438)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	214	—	214
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	500	—	500
Contributions from non-controlling interests	—	—	—	—	1,428	1,428
Distributions to non-controlling interests	—	—	—	—	(1,092)	(1,092)
Other	15	(1,274)	(15,081)	(13,045)	(1,248)	(30,633)
Balance at June 30, 2020	$3,352	$1,046,999	$6,032,160	$(838,517)	$41,057	$6,285,051

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2018	$3,369	$1,149,013	$4,504,684	$(718,269)	$71,105	$5,009,902
Net income	—	—	388,140	—	6,124	394,264
Net compensation expense for equity awards	—	65,580	—	—	—	65,580
Units repurchased for payment of taxes on equity awards	—	(9,565)	—	—	—	(9,565)
Repurchase of common stock	(11)	(45,077)	—	—	—	(45,088)
Foreign currency translation loss	—	—	—	(1,576)	(19)	(1,595)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	835	—	835
Unrealized losses on interest rate swaps, net of tax	—	—	—	(111)	—	(111)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1,460	—	1,460
Contributions from non-controlling interests	—	—	—	—	41,977	41,977
Distributions to non-controlling interests	—	—	—	—	(2,563)	(2,563)
Deconsolidation of investment	—	—	—	—	(67,641)	(67,641)
Other	5	2,051	6,108	1	(5,090)	3,075
Balance at June 30, 2019	$3,363	$1,162,002	$4,898,932	$(717,660)	$43,893	$5,390,530

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

Considerations Related to the COVID‑19 Pandemic

In the first half of 2020, the outbreak of the widespread novel coronavirus (COVID‑19) created a tremendous amount of uncertainty, disrupted business activity and severely impacted global real estate markets.

The emergence of the COVID‑19 pandemic and resultant sharp contraction of economic activity across much of the world has had a significant impact on commercial real estate markets throughout the first half of 2020. Many property owners and occupiers have put transactions on hold and withdrawn existing mandates, driving lower sales and leasing volumes. Real estate investment management and property development markets have been equally affected by the abrupt macroeconomic, real estate and capital markets challenges brought about by COVID‑19. The timing of the negative impact varies by geography, with Asian markets, which experienced the earliest effects of the pandemic, showing tentative signs of recovering. The recovering of markets in other parts of the world remained uncertain as of mid-year 2020. We expect the effects of COVID‑19 will adversely impact our financial position, results of operations, and cash flows for fiscal year 2020. The unaudited consolidated financial statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of sales and expenses during the reporting periods presented.

See Note 6 (Fair Value Measurements) and Note 10 (Commitments and Contingencies) for further discussion of COVID‑19 considerations.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.	New Accounting Pronouncements

Recent Accounting Pronouncements Pending Adoption

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018‑14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 only revises disclosure requirements. We are evaluating the effect, if any, that ASU 2018‑14 will have on our disclosures, but do not expect it to have a material impact.

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

In January 2020, the FASB issued ASU 2020‑01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 and clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2020‑01 will have on our consolidated financial statements and related disclosures.

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

The preliminary purchase accounting related to the Telford Acquisition has been recorded in the accompanying consolidated financial statements (with no significant changes made in 2020). The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Telford Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from Telford with ours. We are currently assessing if any portion of the goodwill recorded in connection with the Telford Acquisition will be deductible for tax purposes, but do not expect any tax deductible goodwill to be significant. Given the complexity of the transaction, the calculation of the fair value of certain assets and liabilities acquired, primarily income tax items, is still preliminary. The purchase price allocation is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At June 30, 2020 and December 31, 2019, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2019	$993,058
Origination of mortgage loans	7,162,747
Gains (premiums on loan sales)	33,185
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(7,387,942)
Cash collections of premiums on loan sales	(33,185)
Proceeds from sale of mortgage loans	(7,421,127)
Net decrease in mortgage servicing rights included in warehouse receivables	(2,733)
Ending balance at June 30, 2020	$765,130

The following table is a summary of our warehouse lines of credit in place as of June 30, 2020 and December 31, 2019 (dollars in thousands):

			June 30, 2020		December 31, 2019
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	10/19/2020	daily one-month LIBOR plus 1.30%	$985,000	$399,740	$985,000	$267,075
JP Morgan	10/19/2020	daily one-month LIBOR plus 2.75%	15,000	—	15,000	—
Capital One, N.A. (Capital One) (1)	7/27/2020	daily one-month LIBOR plus 1.25%	200,000	75,537	200,000	39,538
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	75,840	450,000	360,784
TD Bank, N.A. (TD Bank) (2)	6/30/2021	daily floating rate LIBOR plus 1.15%	400,000	34,245	800,000	92,266
Bank of America, N.A. (BofA) (3)	5/26/2021	(4)	350,000	118,857	350,000	189,465
BofA	(5)	daily one-month LIBOR plus 1.15%	—	—	250,000	17,457
MUFG Union Bank, N.A. (Union Bank) (6)	7/28/2020	daily one-month LIBOR plus 1.20%	350,000	49,675	350,000	10,590
			$2,750,000	$753,894	$3,400,000	$977,175

(1)	This facility expired on July 27, 2020 and was not renewed.
(2)

Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. The interest rate remains unchanged and the revised maturity date is June 30, 2021.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)

After a temporary extension on the initial maturity date of May 27, 2020, effective June 10, 2020, this facility was amended with a revised maturity date of May 26, 2021. The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. As of June 30, 2020, the sublimit borrowing has not been utilized.

(4)

Effective June 10, 2020, the interest rate on this facility was as follows: (i) a LIBOR daily floating rate for such day, plus 1.50% on the general facility and (ii) a LIBOR daily floating rate for such day, plus 1.75% on the separate sublimit borrowing. Effective July 24, 2020, this facility was amended with a revised interest rate of LIBOR daily floating rate for such day, plus 1.40% on the general facility. No changes were made to the rate on the separate sublimit borrowing.

(5)	This facility expired on May 27, 2020 and was not renewed.
(6)

On June 28, 2019, we added a new warehouse facility for $200.0 million with Union Bank. This facility contains an accordion feature which allows for temporary increases not to exceed an additional $150.0 million. If utilized, the additional borrowings must be in predefined multiples and are not to occur more than three times within twelve consecutive months. Since inception, no short-term temporary increases have been requested. On June 26, 2020, the maturity date was extended to July 28, 2020. Effective July 28, 2020, we amended this facility such that it expires on August 27, 2020.

During the six months ended June 30, 2020, we had a maximum of $1.8 billion of warehouse lines of credit principal outstanding.

5.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2020 and December 31, 2019, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Investments in unconsolidated subsidiaries	$47,548	$30,484
Other current assets	4,218	4,307
Co-investment commitments	51,134	29,696
Maximum exposure to loss	$102,900	$64,487

6.	Fair Value Measurements

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For a portion of our investments in unconsolidated subsidiaries reported at fair value, we estimate fair value using the net asset value (NAV) per share (or its equivalent) our investees provide. These investments are considered investment companies, or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Accordingly, we effectively carry our investments at an amount that is equivalent to our proportionate share of the net assets of each investment that would be allocated to us if each investment was liquidated at the net asset value as of the measurement date. As of June 30, 2020 and December 31, 2019, investments in unconsolidated subsidiaries at fair value using NAV were $66.5 million and $45.2 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables below.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	As of June 30, 2020
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,719	$—	$—	$6,719
Debt securities issued by U.S. federal agencies	—	9,735	—	9,735
Corporate debt securities	—	30,724	—	30,724
Asset-backed securities	—	3,588	—	3,588
Collateralized mortgage obligations	—	1,861	—	1,861
Total available for sale debt securities	6,719	45,908	—	52,627
Equity securities	49,907	—	—	49,907
Investment in unconsolidated subsidiary	14,048	—	—	14,048
Warehouse receivables	—	765,130	—	765,130
Total assets at fair value	$70,674	$811,038	$—	$881,712

	As of December 31, 2019
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,998	$—	$—	$6,998
Debt securities issued by U.S. federal agencies	—	10,639	—	10,639
Corporate debt securities	—	29,098	—	29,098
Asset-backed securities	—	5,152	—	5,152
Collateralized mortgage obligations	—	2,222	—	2,222
Total available for sale debt securities	6,998	47,111	—	54,109
Equity securities	51,399	—	—	51,399
Warehouse receivables	—	993,058	—	993,058
Total assets at fair value	$58,397	$1,040,169	$—	$1,098,566

There were no significant non-recurring fair value measurements recorded during the three months ended June 30, 2020 and 2019.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following non-recurring fair value measurements were recorded for the six months ended June 30, 2020 (dollars in thousands):

					Total
					Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Six Months Ended
	June 30, 2020	Level 1	Level 2	Level 3	June 30, 2020
Property and equipment	$9,875	$—	$—	$9,875	$21,663
Goodwill	421,574	—	—	421,574	25,000
Other intangible assets	13,123	—	—	13,123	28,508
Total	$444,572	$—	$—	$444,572	$75,171

The following non-recurring fair value measurements were recorded for the six months ended June 30, 2019 (dollars in thousands):

Total
Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Six Months Ended
	June 30, 2019	Level 1	Level 2	Level 3	June 30, 2019
Other intangible assets	$16,000	$—	$—	$16,000	$89,037

During the six months ended June 30, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. As a result of the recent global economic disruption and uncertainty due to COVID‑19, we deemed there to be triggering events in the first quarter of 2020 that required testing of certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to COVID‑19.

During the six months ended June 30, 2019, we recorded an intangible asset impairment charge of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and a decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

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

•

Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value. At June 30, 2020, we classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. For the remaining investments in unconsolidated subsidiaries that are carried at fair value, we estimate the fair value of each investment using the NAV per share (or its equivalent).

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $735.6 million at June 30, 2020 and $745.5 million at December 31, 2019. Their actual carrying value, net of unamortized debt issuance costs, totaled $745.9 million and $744.6 million at June 30, 2020 and December 31, 2019, respectively (see Note 8).

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $683.8 million and $479.9 million, respectively, at June 30, 2020 and $670.7 million and $478.3 million, respectively, at December 31, 2019. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $594.1 million and $423.1 million, respectively, at June 30, 2020 and $593.6 million and $423.0 million, respectively, at December 31, 2019.

7.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$412,169	$342,822	$823,420	$707,947
Operating income	138,924	97,202	313,458	191,823
Net income	54,055	50,549	158,584	99,477

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Senior term loans, with interest ranging from 0.75% to 2.69%, due quarterly through 2024	$749,388	$748,531
4.875% senior notes due in 2026, net of unamortized discount	597,259	597,052
5.25% senior notes due in 2025, net of unamortized premium	425,860	425,952
Other	1,540	1,861
Total long-term debt	1,774,047	1,773,396
Less: current maturities of long-term debt	(1,540)	(1,814)
Less: unamortized debt issuance costs	(9,394)	(10,337)
Total long-term debt, net of current maturities	$1,763,113	$1,761,245

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

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of June 30, 2020, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date; and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 5.25% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and each domestic subsidiary of CBRE Services that guarantees our 2019 Credit Agreement. Our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 22.98x for the trailing twelve months ended June 30, 2020, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.61x as of June 30, 2020.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of June 30, 2020, $451.0 million was outstanding under the revolving credit facility. In addition, as of June 30, 2020, letters of credit totaling $2.0 million were outstanding under our revolving credit facility. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.

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

Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

		June 30,	December 31,
Category	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$1,063,529	$997,966
Financing lease assets	Other assets, net	97,999	94,141
Total leased assets		$1,161,528	$1,092,107
Liabilities
Current:
Operating	Operating lease liabilities	$191,895	$168,663
Financing	Other current liabilities	36,478	34,966
Non-current:
Operating	Non-current operating lease liabilities	1,118,476	1,057,758
Financing	Other liabilities	62,586	60,001
Total lease liabilities		$1,409,435	$1,321,388

Supplemental cash flow information and non-cash activity related to our operating leases are as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$155,935	$75,116
Right-of-use assets obtained in exchange for new financing lease liabilities	23,845	18,607
Other non-cash increases in operating lease right-of-use assets (1)	11,426	25,598
Other non-cash decreases in financing lease right-of-use assets (1)	(969)	(226)

(1)	The non-cash activity in the right-of-use assets resulted from lease modifications and remeasurements.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.	Commitments and Contingencies

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $29.4 billion at June 30, 2020. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2020 and December 31, 2019, CBRE MCI had an $82.0 million and a $72.0 million, respectively, letter of credit under this reserve arrangement, and had recorded a liability of approximately $61.3 million and $37.0 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $606.1 million (including $279.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID‑19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days. As of June 30, 2020, total advances for principal and interest were $2.3 million.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL Program loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both June 30, 2020 and December 31, 2019, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

We had outstanding letters of credit totaling $101.2 million as of June 30, 2020, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $87.0 million as of June 30, 2020 referred to in the preceding paragraphs represented the majority of the $101.2 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through June 2021.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We had guarantees totaling $79.6 million as of June 30, 2020, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $79.6 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of June 30, 2020, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of June 30, 2020, we had aggregate commitments of $91.2 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2020, we had committed to fund $43.9 million of additional capital to these unconsolidated subsidiaries.

11.	Income Taxes

Our provision for income taxes on a consolidated basis was $18.8 million for the three months ended June 30, 2020 as compared to $62.5 million for the three months ended June 30, 2019. The decrease of $43.7 million is primarily related to the corresponding decrease in our consolidated pre-tax book income. Our effective tax rate decreased from 21.9% for the three months ended June 30, 2019 to 18.6% for the three months ended June 30, 2020 primarily due to a higher benefit on a percentage basis of favorable permanent book tax differences in certain non-U.S. jurisdictions due to lower pre-tax book income.

Our provision for income taxes on a consolidated basis was $70.0 million for the six months ended June 30, 2020 as compared to $106.4 million for the six months ended June 30, 2019. The decrease of $36.4 million is primarily related to the corresponding decrease in consolidated pre-tax book income. There was no material difference between the effective tax rate of 21.5% and 21.3% for the six months ended June 30, 2020 and 2019, respectively.

Our effective tax rate for the three months ended June 30, 2020 was lower than the U.S. federal statutory tax rate of 21% primarily due to a higher benefit on a percentage basis of favorable permanent book tax differences in certain non-U.S. jurisdictions due to lower pre-tax book income. Our effective tax rate for the six months ended June 30, 2020 of 21.5% was not materially different from the federal statutory rate of 21.0%.

As of June 30, 2020, the company had gross unrecognized tax benefits of $147.6 million, of which $6.4 million was recorded during the six months ended June 30, 2020, primarily related to the sustainability of certain tax attributes considering unsettled tax law.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$81,897	$223,731	$254,092	$388,140
Weighted average shares outstanding for basic income per share	335,126,126	336,222,471	335,048,115	336,122,100
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.24	$0.67	$0.76	$1.15
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$81,897	$223,731	$254,092	$388,140
Weighted average shares outstanding for basic income per share:	335,126,126	336,222,471	335,048,115	336,122,100
Dilutive effect of contingently issuable shares	2,235,293	4,286,460	3,501,690	4,212,215
Weighted average shares outstanding for diluted income per share	337,361,419	340,508,931	338,549,805	340,334,315
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.24	$0.66	$0.75	$1.14

For the three and six months ended June 30, 2020, 2,381,476 and 1,585,601, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

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

In February 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new stock repurchase program. In each of August and November 2019, our board of directors authorized an additional $100.0 million under our new program, bringing the total authorized amount under the new program to a total of $500.0 million. During the year ended December 31, 2019, under the March 2019 program, and through repurchases under a 10b5-1 plan, we spent $100.0 million to repurchase an additional 1,936,458 shares of our Class A common stock with an average price paid per share of $51.64. During the month of March 2020, through repurchases under a 10b5-1 plan, we spent $50.0 million to repurchase an additional 1,050,084 shares of our Class A common stock with an average price paid per share of $47.62. We did not repurchase any of our stock during the three months ended June 30, 2020. As of June 30, 2020, we had $350.0 million of capacity remaining under our current stock repurchase program.

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

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019 by type of service and/or segment (dollars in thousands):

	Three Months Ended June 30, 2020
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,666,844	$—	$3,666,844
Advisory leasing	510,124	—	—	510,124
Advisory sales	241,247	—	—	241,247
Property and advisory project management	512,218	—	—	512,218
Valuation	131,845	—	—	131,845
Commercial mortgage origination (1)	20,110	—	—	20,110
Loan servicing (2)	9,021	—	—	9,021
Investment management	—	—	103,132	103,132
Development services	—	—	57,700	57,700
Topic 606 Revenue	1,424,565	3,666,844	160,832	5,252,241
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	80,335	—	—	80,335
Loan servicing	48,029	—	—	48,029
Development services (3)	—	—	779	779
Total Out of Scope of Topic 606 Revenue	128,364	—	779	129,143
Total revenue	$1,552,929	$3,666,844	$161,611	$5,381,384

	Three Months Ended June 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,385,452	$—	$3,385,452
Advisory leasing	817,788	—	—	817,788
Advisory sales	466,558	—	—	466,558
Property and advisory project management	555,822	—	—	555,822
Valuation	149,051	—	—	149,051
Commercial mortgage origination (1)	32,111	—	—	32,111
Loan servicing (2)	7,084	—	—	7,084
Investment management	—	—	101,646	101,646
Development services	—	—	48,017	48,017
Topic 606 Revenue	2,028,414	3,385,452	149,663	5,563,529
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	107,888	—	—	107,888
Loan servicing	42,656	—	—	42,656
Total Out of Scope of Topic 606 Revenue	150,544	—	—	150,544
Total revenue	$2,178,958	$3,385,452	$149,663	$5,714,073

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Out of scope revenue for development services represents selling profit from transfers of sales-type leases in the scope of Topic 842.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30, 2020
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$7,413,018	$—	$7,413,018
Advisory leasing	1,117,235	—	—	1,117,235
Advisory sales	672,203	—	—	672,203
Property and advisory project management	1,078,161	—	—	1,078,161
Valuation	279,597	—	—	279,597
Commercial mortgage origination (1)	57,990	—	—	57,990
Loan servicing (2)	20,430	—	—	20,430
Investment management	—	—	224,810	224,810
Development services	—	—	133,925	133,925
Topic 606 Revenue	3,225,616	7,413,018	358,735	10,997,369
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	165,537	—	—	165,537
Loan servicing	93,300	—	—	93,300
Development services (3)	—	—	14,346	14,346
Total Out of Scope of Topic 606 Revenue	258,837	—	14,346	273,183
Total revenue	$3,484,453	$7,413,018	$373,081	$11,270,552

	Six Months Ended June 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$6,551,367	$—	$6,551,367
Advisory leasing	1,440,428	—	—	1,440,428
Advisory sales	852,213	—	—	852,213
Property and advisory project management	1,076,706	—	—	1,076,706
Valuation	287,377	—	—	287,377
Commercial mortgage origination (1)	55,684	—	—	55,684
Loan servicing (2)	14,070	—	—	14,070
Investment management	—	—	207,954	207,954
Development services	—	—	76,902	76,902
Topic 606 Revenue	3,726,478	6,551,367	284,856	10,562,701
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	205,194	—	—	205,194
Loan servicing	81,688	—	—	81,688
Total Out of Scope of Topic 606 Revenue	286,882	—	—	286,882
Total revenue	$4,013,360	$6,551,367	$284,856	$10,849,583

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Out of scope revenue for development services represents selling profit from transfers of sales-type leases in the scope of Topic 842.

Contract Assets and Liabilities

We had contract assets totaling $478.5 million ($288.9 million of which was current) and $529.8 million ($328.0 million of which was current) as of June 30, 2020 and December 31, 2019, respectively.

We had contract liabilities totaling $134.8 million ($128.4 million of which was current) and $115.0 million ($108.7 million of which was current) as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, we recognized revenue of $74.8 million that was included in the contract liability balance at December 31, 2019.

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

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Advisory Services	$1,552,929	$2,178,958	$3,484,453	$4,013,360
Global Workplace Solutions	3,666,844	3,385,452	7,413,018	6,551,367
Real Estate Investments	161,611	149,663	373,081	284,856
Total revenue	$5,381,384	$5,714,073	$11,270,552	$10,849,583

Adjusted EBITDA
Advisory Services	$133,106	$333,528	$425,760	$597,378
Global Workplace Solutions	115,947	104,060	215,245	203,739
Real Estate Investments	18,251	30,904	56,650	117,407
Total Adjusted EBITDA	$267,304	$468,492	$697,655	$918,524

Adjusted EBITDA is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of costs primarily associated with workforce optimization efforts in response to the COVID-19 pandemic, certain cash and non-cash items related to acquisitions, certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue, costs associated with our reorganization, including cost-savings initiatives, and other non-recurring costs.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to CBRE Group, Inc.	$81,897	$223,731	$254,092	$388,140
Add:
Depreciation and amortization	116,384	106,479	230,178	212,302
Asset impairments	—	—	75,171	89,037
Interest expense, net of interest income	17,950	24,600	33,966	45,792
Write-off of financing costs on extinguished debt	—	—	—	2,608
Provision for income taxes	18,803	62,521	69,985	106,399
EBITDA	235,034	417,331	663,392	844,278
Adjustments:
Costs associated with workforce optimization efforts (1)	37,594	—	37,594	—
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	1,247	—	7,000	—
Costs incurred related to legal entity restructuring	693	—	3,934	—
Integration and other costs related to acquisitions	236	9,037	1,019	9,037
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,500)	8,308	(15,284)	15,644
Costs associated with our reorganization, including cost-savings initiatives (2)	—	33,816	—	49,565
Adjusted EBITDA	$267,304	$468,492	$697,655	$918,524

(1)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $7.4 million was included within the “Cost of revenue” line item and $30.2 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.

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

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
United States	$3,089,794	$3,372,201	$6,470,357	$6,408,907
United Kingdom	677,880	657,005	1,451,895	1,245,587
All other countries	1,613,710	1,684,867	3,348,300	3,195,089
Total revenue	$5,381,384	$5,714,073	$11,270,552	$10,849,583

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended June 30, 2020 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (2019 Annual Report). Accordingly, you should read the following discussion in conjunction with the information included in our 2019 Annual Report as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

We are the world’s largest commercial real estate services and investment firm, based on 2019 revenue, with leading global market positions in our leasing, property sales, occupier outsourcing and valuation businesses. As of December 31, 2019, we operated in more than 530 offices worldwide and had more than 100,000 employees, excluding independent affiliates. We serve clients in more than 100 countries.

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

In 2019, we generated revenue from a highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2020 we were ranked #128 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 19 years in a row (including 2020). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for seven consecutive years (including 2020) and are included in the Dow Jones World Sustainability Index and the Bloomberg Gender Equality Index.

In the first half of 2020, the outbreak of the widespread novel coronavirus (COVID‑19) created a tremendous amount of uncertainty, disrupted business activity and severely impacted global real estate markets. As of the date of this Quarterly Report, many of our locations and those of our clients remain subject to significant operational limitations intended to mitigate the spread of COVID‑19 and a substantial portion of our employee population continues to work remotely, even in jurisdictions where government stay-at-home orders have been eased.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2019 Annual Report. There have been no material changes to these policies as of June 30, 2020.

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

Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effect of difficult market conditions on our operating margins is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Additionally, our contractual revenue generally has continued to increase primarily as a result of growth in our outsourcing business, and we believe this contractual revenue should help offset the negative impacts that macroeconomic deterioration could have on other parts of our business. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our consolidated operations and financial condition.

Since 2010, commercial real estate markets had generally been characterized by increased demand for space, falling vacancies, higher rents and strong capital flows, leading to solid property sales and leasing activity. This healthy backdrop changed abruptly in the first quarter of 2020 with the emergence of the COVID‑19 pandemic and resultant sharp contraction of economic activity across much of the world. There has been a significant impact on commercial real estate markets throughout the first half of 2020. Many property owners and occupiers have put transactions on hold and withdrawn existing mandates, driving lower sales and leasing volumes. We expect to see this trend continue in the second half of 2020, as concerns about a COVID-19 resurgence across our major markets are high. The timing of the negative impact varies by geography with Asian markets, which experienced the earliest effects of the pandemic, showing tentative signs of recovering. The recovery of markets in other parts of the world remained uncertain as of mid-year 2020.

Real estate investment management and property development markets have also been, and we expect them to continue to be, affected by the abrupt macroeconomic, real estate and capital markets challenges brought about by COVID‑19. Additionally, actively managed public real estate equity funds and programs continue to be pressured by a shift in investor preferences from active to passive portfolio strategies.

The performance of our global real estate services and investment businesses depends on an improvement in macroeconomic conditions, including a return to restored business and consumer confidence, sustained economic growth, solid job creation and, stable, functioning global credit markets.

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

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2019, we completed eight in-fill acquisitions: a leading advanced analytics software company based in the United Kingdom, a commercial and residential real estate appraisal firm headquartered in Florida, our former affiliate in Omaha, a project management firm in Australia, a valuation and consulting business in Switzerland, a leading project management firm in Israel, a full-service real estate firm in San Antonio with a focus on retail, office, medical office and land, and a debt-focused real estate investment management business in the United Kingdom. In the first quarter of 2020, we acquired leading local facilities management firms in Spain and Italy, a U.S. firm that helps companies reduce telecommunications costs and a leading provider of workplace technology project management, consulting and procurement services to occupiers across the U.S. In July 2020, we acquired a firm specializing in performing real estate valuations in South Korea.

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

Our acquisition agreements often require us to pay deferred and/or contingent purchase price payments, subject to the acquired company achieving certain performance metrics, and/or the passage of time as well as other conditions. As of June 30, 2020, we have accrued deferred consideration totaling $112.1 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

International Operations

We are closely monitoring the impact of the COVID‑19 global pandemic on business conditions across all regions worldwide. COVID‑19 has significantly impacted our operations and has the potential to further reduce our business activity. In addition, we continue to monitor developments related to the United Kingdom’s withdrawal from the European Union (Brexit) and the uncertainty of the long-term economic and trade relationship between the United Kingdom and European Union. The continued uncertainty has the potential to impact our businesses in the United Kingdom and the rest of Europe, particularly sales and leasing activity in the United Kingdom. Any currency volatility associated with COVID‑19, Brexit or other economic dislocations could impact our results of operations.

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

During the six months ended June 30, 2020, approximately 42.6% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Singapore dollar and Swiss franc. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
United States dollar	$3,089,794	57.4%	$3,372,201	59.0%	$6,470,357	57.4%	$6,408,907	59.1%
British pound sterling	677,880	12.6%	657,005	11.5%	1,451,895	12.9%	1,245,587	11.5%
euro	573,761	10.7%	585,438	10.2%	1,190,729	10.6%	1,115,864	10.3%
Canadian dollar	170,896	3.2%	196,565	3.4%	364,131	3.2%	358,461	3.3%
Indian rupee	110,598	2.1%	121,718	2.1%	246,124	2.2%	234,191	2.1%
Australian dollar	93,923	1.7%	111,252	2.0%	188,064	1.7%	198,642	1.8%
Chinese yuan	90,375	1.7%	74,057	1.3%	165,831	1.5%	147,649	1.4%
Swiss franc	78,411	1.5%	43,797	0.8%	154,088	1.4%	87,142	0.8%
Japanese yen	63,911	1.2%	76,196	1.3%	162,293	1.4%	143,033	1.3%
Singapore dollar	62,501	1.1%	76,195	1.3%	130,405	1.1%	140,906	1.3%
Other currencies (1)	369,334	6.8%	399,649	7.1%	746,635	6.6%	769,201	7.1%
Total revenue	$5,381,384	100.0%	$5,714,073	100.0%	$11,270,552	100.0%	$10,849,583	100.0%

(1)

Approximately 37 currencies comprise 6.8% and 6.6% of our revenues for the three and six months ended June 30, 2020, respectively, and approximately 37 currencies comprise 7.1% of our revenues for both the three and six months ended June 30, 2019.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2020, the net impact would have been a decrease in pre-tax income of $1.6 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2020, the net impact would have been an increase in pre-tax income of $3.6 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue:
Fee revenue:
Global workplace solutions	$755,335	14.0%	$764,325	13.4%	$1,562,897	13.9%	$1,456,220	13.4%
Property and advisory project management	298,388	5.5%	312,370	5.5%	607,067	5.4%	600,489	5.5%
Valuation	131,845	2.5%	149,051	2.6%	279,597	2.5%	287,377	2.6%
Loan servicing	57,050	1.1%	49,740	0.9%	113,730	1.0%	95,758	0.9%
Advisory leasing	510,124	9.5%	817,788	14.3%	1,117,235	9.9%	1,440,428	13.3%
Capital markets:
Advisory sales	241,247	4.5%	466,558	8.2%	672,203	6.0%	852,213	7.9%
Commercial mortgage origination	100,445	1.8%	139,999	2.5%	223,527	1.9%	260,878	2.4%
Investment management	103,132	1.9%	101,646	1.8%	224,810	2.0%	207,954	1.9%
Development services	58,479	1.1%	48,017	0.7%	148,271	1.3%	76,902	0.7%
Total fee revenue	2,256,045	41.9%	2,849,494	49.9%	4,949,337	43.9%	5,278,219	48.6%
Pass through costs also recognized as revenue	3,125,339	58.1%	2,864,579	50.1%	6,321,215	56.1%	5,571,364	51.4%
Total revenue	5,381,384	100.0%	5,714,073	100.0%	11,270,552	100.0%	10,849,583	100.0%
Costs and expenses:
Cost of revenue	4,399,537	81.8%	4,445,790	77.8%	9,112,211	80.8%	8,467,824	78.0%
Operating, administrative and other	770,806	14.3%	877,397	15.4%	1,560,872	13.8%	1,670,273	15.4%
Depreciation and amortization	116,384	2.1%	106,479	1.8%	230,178	2.1%	212,302	2.0%
Asset impairments	—	0.0%	—	0.0%	75,171	0.7%	89,037	0.8%
Total costs and expenses	5,286,727	98.2%	5,429,666	95.0%	10,978,432	97.4%	10,439,436	96.2%
(Loss) gain on disposition of real estate	(492)	(0.1%)	10	0.0%	22,335	0.2%	19,257	0.2%
Operating income	94,165	1.7%	284,417	5.0%	314,455	2.8%	429,404	4.0%
Equity income from unconsolidated subsidiaries	19,480	0.4%	21,773	0.3%	40,111	0.4%	94,437	0.9%
Other income	5,220	0.1%	4,369	0.1%	5,027	0.0%	25,222	0.2%
Interest expense, net of interest income	17,950	0.3%	24,600	0.4%	33,966	0.3%	45,792	0.4%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	—	0.0%	2,608	0.1%
Income before provision for income taxes	100,915	1.9%	285,959	5.0%	325,627	2.9%	500,663	4.6%
Provision for income taxes	18,803	0.4%	62,521	1.1%	69,985	0.6%	106,399	1.0%
Net income	82,112	1.5%	223,438	3.9%	255,642	2.3%	394,264	3.6%
Less: Net income (loss) attributable to non-controlling interests	215	0.0%	(293)	0.0%	1,550	0.0%	6,124	0.0%
Net income attributable to CBRE Group, Inc.	$81,897	1.5%	$223,731	3.9%	$254,092	2.3%	$388,140	3.6%
Adjusted EBITDA	$267,304	5.0%	$468,492	8.2%	$697,655	6.2%	$918,524	8.5%

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

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of costs primarily associated with workforce optimization efforts in response to the COVID-19 pandemic, fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, integration and other costs related to acquisitions, certain carried interest incentive compensation (reversal) expense to align with the timing of associated revenue, and costs associated with our reorganization, including cost-savings initiatives. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

Adjusted EBITDA is not intended to be a measure of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. This measure may also differ from the amounts calculated under similarly titled definitions in our credit facilities and debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt. We also use adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to CBRE Group, Inc.	$81,897	$223,731	$254,092	$388,140
Add:
Depreciation and amortization	116,384	106,479	230,178	212,302
Asset impairments	—	—	75,171	89,037
Interest expense, net of interest income	17,950	24,600	33,966	45,792
Write-off of financing costs on extinguished debt	—	—	—	2,608
Provision for income taxes	18,803	62,521	69,985	106,399
EBITDA	235,034	417,331	663,392	844,278
Adjustments:
Costs associated with workforce optimization efforts (1)	37,594	—	37,594	—
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	1,247	—	7,000	—
Costs incurred related to legal entity restructuring	693	—	3,934	—
Integration and other costs related to acquisitions	236	9,037	1,019	9,037
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,500)	8,308	(15,284)	15,644
Costs associated with our reorganization, including cost-savings initiatives (2)	—	33,816	—	49,565
Adjusted EBITDA	$267,304	$468,492	$697,655	$918,524

(1)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $7.4 million was included within the “Cost of revenue” line item and $30.2 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.

(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

We reported consolidated net income of $81.9 million for the three months ended June 30, 2020 on revenue of $5.4 billion as compared to consolidated net income of $223.7 million on revenue of $5.7 billion for the three months ended June 30, 2019.

Our revenue on a consolidated basis for the three months ended June 30, 2020 decreased by $332.7 million, or 5.8%, as compared to the three months ended June 30, 2019. The revenue decrease reflects the impact of COVID-19 on our Advisory Services segment, which resulted in lower sales (down 49.3%) and leasing revenue (down 37.6%) as well as decreased commercial mortgage origination activity (down 28.3%). These declines were partially offset by higher revenue in our Global Workplace Solutions segment (up 8.3%) led by growth in our facilities management line of business, driven by its contractual nature, and improved revenue in our Real Estate Investments segment (up 8.0%) largely due to the Telford Acquisition. Foreign currency translation had a 1.6% negative impact on total revenue during the three months ended June 30, 2020, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, euro and Indian rupee.

Our cost of revenue on a consolidated basis decreased by $46.3 million, or 1.0%, during the three months ended June 30, 2020 as compared to the same period in 2019, primarily driven by lower commission expense. Our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our sales and lease revenue performance. Accordingly, the decrease in advisory sales and leasing revenue as a result of COVID-19 led to a corresponding decrease in commission expense. Lower bonuses in our Advisory Services segment attributable to lower revenue as a result of COVID-19 also contributed to the variance. Foreign currency translation had a 1.7% positive impact on total cost of revenue during the three months ended June 30, 2020. These items were largely offset by higher costs associated with our Global Workplace Solutions segment. Cost of revenue as a percentage of revenue increased from 77.8% for the three months ended June 30, 2019 to 81.8% for the three months ended June 30, 2020, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis decreased by $106.6 million, or 12.1%, for the three months ended June 30, 2020 as compared to the same period in 2019. The negative impact of COVID-19 on our operating results led to a corresponding decrease in bonus, stock compensation and carried interest expense. In addition, we reduced certain operating expenses such as travel and entertainment, marketing and employee events to improve financial performance. During the second quarter of 2019, we incurred $32.7 million of costs in connection with our reorganization, which did not recur in the current period. Foreign currency translation also had a 1.7% positive impact on total operating expenses during the three months ended June 30, 2020. These items were partially offset by an increase in certain costs as a result of COVID-19, including higher bad debt expense. We also incurred $30.2 million of costs (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. Lastly, in the second quarter of 2020, we saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund. Operating expenses as a percentage of revenue decreased from 15.4% for the three months ended June 30, 2019 to 14.3% for the three months ended June 30, 2020, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $9.9 million, or 9.3%, during the three months ended June 30, 2020 as compared to the same period in 2019. This increase was attributable to a rise in depreciation expense of $9.9 million during the three months ended June 30, 2020 driven by technology-related capital expenditures.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $2.3 million, or 10.5%, during the three months ended June 30, 2020 as compared to the same period in 2019, primarily driven by lower equity earnings associated with an investment in our Advisory Services segment, partially offset by higher equity earnings in our investment management line of business within our Real Estate Investments segment.

Our consolidated interest expense, net of interest income, decreased by $6.7 million, or 27.0%, for the three months ended June 30, 2020 as compared to the same period in 2019. This was primarily due to lower interest expense on borrowings associated with our credit agreement (driven by lower interest rates) as well as reduced net interest expense overseas as a result of higher cash balances, particularly within our cash pooling arrangement in Europe.

Our provision for income taxes on a consolidated basis was $18.8 million for the three months ended June 30, 2020 as compared to $62.5 million for the three months ended June 30, 2019. The decrease of $43.7 million was primarily related to the corresponding decrease in our consolidated pre-tax book income. Our effective tax rate decreased from 21.9% for the three months ended June 30, 2019 to 18.6% for the three months ended June 30, 2020 primarily due to a higher benefit on a percentage basis of favorable permanent book tax differences in certain non-U.S. jurisdictions due to lower pre-tax book income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID‑19 pandemic. The CARES Act has not had, nor is it expected to have, a significant impact on our effective tax rate for 2020.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

We reported consolidated net income of $254.1 million for the six months ended June 30, 2020 on revenue of $11.3 billion as compared to consolidated net income of $388.1 million on revenue of $10.8 billion for the six months ended June 30, 2019.

Our revenue on a consolidated basis for the six months ended June 30, 2020 increased by $421.0 million, or 3.9%, as compared to the six months ended June 30, 2019. The revenue increase reflects higher revenue in our Global Workplace Solutions segment (up 13.2%) led by growth in our facilities management line of business, driven by its contractual nature, and improved revenue in our Real Estate Investments segment (up 31.0%) largely due to the Telford Acquisition. These increases were partially offset by decreases in revenue in our Advisory Services segment due to the impact of COVID-19, including lower leasing (down 22.4%) and sales revenue (down 21.1%) as well as decreased commercial mortgage origination activity (down 14.3%). Foreign currency translation had a 1.2% negative impact on total revenue during the six months ended June 30, 2020, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, euro, and Indian rupee.

Our cost of revenue on a consolidated basis increased by $644.4 million, or 7.6%, during the six months ended June 30, 2020 as compared to the same period in 2019. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment and higher costs in our Real Estate Investments segment due to the Telford Acquisition. These items were partially offset by lower commission expense incurred during the six months ended June 30, 2020. As previously mentioned, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our sales and lease revenue performance. Accordingly, the decrease in advisory leasing and sales revenue led to a corresponding decrease in commission expense. Foreign currency translation had a 1.2% positive impact on total cost of revenue during the six months ended June 30, 2020. Cost of revenue as a percentage of revenue increased from 78.0% for the six months ended June 30, 2019 to 80.8% for the six months ended June 30, 2020, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis decreased by $109.4 million, or 6.6%, for the six months ended June 30, 2020 as compared to the same period in 2019. The negative impact of COVID-19 on our operating results led to corresponding decreases in bonus, stock compensation and carried interest expense. In addition, we reduced certain operating expenses such as travel and entertainment, marketing and employee events to improve financial performance. During the first half of 2019, we incurred $47.0 million of costs in connection with our reorganization, which did not recur in the current period. Foreign currency translation also had a 1.3% positive impact on total operating expenses during the six months ended June 30, 2020. These items were partially offset by an increase in certain costs, including higher costs as a result of the Telford Acquisition, investments made in both people and technology associated with efforts to remediate material weaknesses in our Europe, Middle East and Africa (EMEA) region of our Global Workplace Solutions segment, investments in our new flexible space offering and higher costs as a result of COVID-19, including higher bad debt expense and accruals for losses on loans. We also incurred $30.2 million of costs (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. Lastly, in the first half of 2020, we saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund. Operating expenses as a percentage of revenue decreased from 15.4% for the six months ended June 30, 2019 to 13.8% for the six months ended June 30, 2020, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $17.9 million, or 8.4%, during the six months ended June 30, 2020 as compared to the same period in 2019. This increase was primarily attributable to a rise in depreciation expense of $19.3 million during the six months ended June 30, 2020 driven by technology-related capital expenditures.

Our asset impairments on a consolidated basis totaled $75.2 million and $89.0 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. As a result of the recent global economic disruption and uncertainty due to COVID‑19, we deemed there to be triggering events in the first quarter of 2020 that required testing of certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to COVID‑19. During the six months ended June 30, 2019, we recorded a non-cash intangible asset impairment charge of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and the decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

Our gain on disposition of real estate on a consolidated basis increased by $3.1 million, or 16.0%, during the six months ended June 30, 2020 as compared to the same period in 2019. These gains resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $54.3 million, or 57.5%, during the six months ended June 30, 2020 as compared to the same period in 2019, primarily driven by lower equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our consolidated interest expense, net of interest income, decreased by $11.8 million, or 25.8%, for the six months ended June 30, 2020 as compared to the same period in 2019. This was primarily due to lower interest expense on borrowings associated with our credit agreement (driven by lower interest rates) as well as reduced net interest expense overseas as a result of higher cash balances, particularly within our cash pooling arrangement in Europe.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.6 million for the six months ended June 30, 2019. These costs were incurred in connection with the refinancing of our credit agreement.

Our provision for income taxes on a consolidated basis was $70.0 million for the six months ended June 30, 2020 as compared to $106.4 million for the six months ended June 30, 2019. The decrease of $36.4 million was primarily related to the corresponding decrease in consolidated pre-tax book income. There was no material difference between our effective tax rate of 21.5% and 21.3% for the six months ended June 30, 2020 and 2019, respectively.

Segment Operations

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services

The following table summarizes our results of operations for our Advisory Services operating segment for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue:
Fee revenue:
Property and advisory project management	$298,388	19.2%	$312,370	14.3%	$607,067	17.4%	$600,489	15.0%
Valuation	131,845	8.5%	149,051	6.8%	279,597	8.0%	287,377	7.2%
Loan servicing	57,050	3.7%	49,740	2.3%	113,730	3.3%	95,758	2.4%
Advisory leasing	510,124	32.8%	817,788	37.5%	1,117,235	32.1%	1,440,428	35.9%
Capital markets:
Advisory sales	241,247	15.5%	466,558	21.5%	672,203	19.3%	852,213	21.1%
Commercial mortgage origination	100,445	6.5%	139,999	6.4%	223,527	6.4%	260,878	6.5%
Total fee revenue	1,339,099	86.2%	1,935,506	88.8%	3,013,359	86.5%	3,537,143	88.1%
Pass through costs also recognized as revenue	213,830	13.8%	243,452	11.2%	471,094	13.5%	476,217	11.9%
Total revenue	1,552,929	100.0%	2,178,958	100.0%	3,484,453	100.0%	4,013,360	100.0%
Costs and expenses:
Cost of revenue	967,241	62.3%	1,309,940	60.1%	2,125,250	61.0%	2,393,039	59.6%
Operating, administrative and other	483,281	31.1%	544,696	25.0%	970,744	27.9%	1,041,314	25.9%
Depreciation and amortization	81,145	5.2%	74,754	3.4%	160,097	4.6%	146,401	3.7%
Operating income	21,262	1.4%	249,568	11.5%	228,362	6.5%	432,606	10.8%
Equity (loss) income from unconsolidated subsidiaries	(1,751)	(0.1%)	3,136	0.1%	(414)	0.0%	3,811	0.1%
Other income	4,542	0.3%	1,480	0.1%	6,819	0.2%	3,159	0.0%
Less: Net income (loss) attributable to non-controlling interests	203	0.0%	135	0.0%	456	0.0%	(10)	0.0%
Add-back: Depreciation and amortization	81,145	5.2%	74,754	3.4%	160,097	4.6%	146,401	3.7%
EBITDA	104,995	6.8%	328,803	15.1%	394,408	11.3%	585,987	14.6%
Adjustments:
Costs associated with workforce optimization efforts (1)	27,418	1.8%	—	0.0%	27,418	0.8%	—	0.0%
Costs incurred related to legal entity restructuring	693	0.0%	—	0.0%	3,934	0.1%	—	0.0%
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	4,422	0.2%	—	0.0%	11,088	0.3%
Integration and other costs related to acquisitions	—	0.0%	303	0.0%	—	0.0%	303	0.0%
Adjusted EBITDA and Adjusted EBITDA on revenue margin	$133,106	8.6%	$333,528	15.3%	$425,760	12.2%	$597,378	14.9%
Adjusted EBITDA on fee revenue margin		9.9%		17.2%		14.1%		16.9%

(1)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $6.1 million was included within the “Cost of revenue” line item and $21.3 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.

(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue decreased by $626.0 million, or 28.7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The revenue decrease primarily reflects the impact of COVID-19, which resulted in lower sales and leasing revenue as well as decreased commercial mortgage origination activity. Foreign currency translation had a 1.3% negative impact on total revenue during the three months ended June 30, 2020, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, euro and Indian rupee.

Cost of revenue decreased by $342.7 million, or 26.2%, for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to reduced commission expense resulting from lower sales and leasing revenue as a result of COVID-19. Lower bonuses attributable to lower revenue as a result of COVID-19 also contributed to the decrease. In addition, foreign currency translation had a 1.4% positive impact on total cost of revenue during the three months ended June 30, 2020. Cost of revenue as a percentage of revenue increased slightly from 60.1% for the three months ended June 30, 2019 to 62.3% for the three months ended June 30, 2020.

Operating, administrative and other expenses decreased by $61.4 million, or 11.3%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The negative impact of COVID-19 on our operating results led to corresponding decreases in bonus and stock compensation expense. In addition, to improve financial performance, we reduced certain operating expenses such as travel and entertainment, marketing and employee events. During the second quarter of 2019, we incurred $4.9 million of costs in connection with our reorganization, which did not recur in the current period. Foreign currency translation also had a 1.6% positive impact on total operating expenses during the three months ended June 30, 2020. These items were partially offset by $21.3 million of costs incurred (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. Lastly, in the second quarter of 2020, we saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended June 30, 2020, MSRs contributed to operating income $37.7 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $31.9 million of amortization of related intangible assets. For the three months ended June 30, 2019, MSRs contributed to operating income $44.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $29.3 million of amortization of related intangible assets.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue decreased by $528.9 million, or 13.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The revenue decrease primarily reflects the impact of COVID-19, which resulted in lower leasing and sales revenue as well as decreased commercial mortgage origination activity. Foreign currency translation had a 1.1% negative impact on total revenue during the six months ended June 30, 2020, primarily driven by weakness in the Australian dollar, Brazilian real, British pound sterling, euro and Indian rupee.

Cost of revenue decreased by $267.8 million, or 11.2%, for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to reduced commission expense resulting from lower leasing and sales revenue as a result of COVID-19. Foreign currency translation also had a 1.2% positive impact on total cost of revenue during the six months ended June 30, 2020. Cost of revenue as a percentage of revenue was relatively consistent at 61.0% for the six months ended June 30, 2020 versus 59.6% for the same period in 2019.

Operating, administrative and other expenses decreased by $70.6 million, or 6.8%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The negative impact of COVID-19 on our operating results led to corresponding decreases in bonus and stock compensation expense. In addition, to improve financial performance, we reduced certain operating expenses such as travel and entertainment, marketing and employee events. During the first half of 2019, we incurred $10.5 million of costs in connection with our reorganization, which did not recur in the current period. Foreign currency translation also had a 1.3% positive impact on total operating expenses during the six months ended June 30, 2020. These items were partially offset by $21.3 million of costs incurred (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. We also incurred certain costs as a result of COVID-19, including higher bad debt expense and accruals for losses on loans. Lastly, in the first half of 2020, we saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund.

For the six months ended June 30, 2020, MSRs contributed to operating income $73.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $62.4 million of amortization of related intangible assets. For the six months ended June 30, 2019, MSRs contributed to operating income $82.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $57.0 million of amortization of related intangible assets.

Global Workplace Solutions

The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue:
Fee revenue:
Global workplace solutions	$755,335	20.6%	$764,325	22.6%	$1,562,897	21.1%	$1,456,220	22.2%
Total fee revenue	755,335	20.6%	764,325	22.6%	1,562,897	21.1%	1,456,220	22.2%
Pass through costs also recognized as revenue	2,911,509	79.4%	2,621,127	77.4%	5,850,121	78.9%	5,095,147	77.8%
Total revenue	3,666,844	100.0%	3,385,452	100.0%	7,413,018	100.0%	6,551,367	100.0%
Costs and expenses:
Cost of revenue	3,402,275	92.8%	3,135,850	92.6%	6,901,891	93.1%	6,074,785	92.7%
Operating, administrative and other	153,504	4.2%	176,238	5.2%	301,325	4.1%	311,710	4.8%
Depreciation and amortization	30,546	0.8%	29,839	0.9%	60,944	0.8%	59,322	0.9%
Asset impairments	—	0.0%	—	0.0%	50,171	0.7%	—	0.0%
Operating income	80,519	2.2%	43,525	1.3%	98,687	1.3%	105,550	1.6%
Equity (loss) income from unconsolidated subsidiaries	(65)	0.0%	(325)	0.0%	327	0.0%	(1,158)	0.0%
Other (loss) income	(57)	0.0%	1,522	0.0%	112	0.0%	1,506	0.0%
Less: Net loss attributable to non-controlling interests	—	0.0%	(105)	0.0%	—	0.0%	(263)	0.0%
Add-back: Depreciation and amortization	30,546	0.8%	29,839	0.9%	60,944	0.8%	59,322	0.9%
Add-back: Asset impairments	—	0.0%	—	0.0%	50,171	0.7%	—	0.0%
EBITDA	110,943	3.0%	74,666	2.2%	210,241	2.8%	165,483	2.5%
Adjustments:
Costs associated with workforce optimization efforts (1)	5,004	0.2%	—	0.0%	5,004	0.1%	—	0.0%
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	29,394	0.9%	—	0.0%	38,256	0.6%
Adjusted EBITDA and Adjusted EBITDA on revenue margin	$115,947	3.2%	$104,060	3.1%	$215,245	2.9%	$203,739	3.1%
Adjusted EBITDA on fee revenue margin		15.4%		13.6%		13.8%		14.0%

(1)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $1.2 million was included within the “Cost of revenue” line item and $3.8 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.

(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue increased by $281.4 million, or 8.3%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 1.8% negative impact on total revenue during the three months ended June 30, 2020, primarily driven by weakness in the Brazilian real, British pound sterling, euro and Indian rupee.

Cost of revenue increased by $266.4 million, or 8.5%, for the three months ended June 30, 2020 as compared to the same period in 2019, driven by the higher revenue. Foreign currency translation had a 1.8% positive impact on total cost of revenue during the three months ended June 30, 2020. Cost of revenue as a percentage of revenue was consistent at 92.8% for the three months ended June 30, 2020 versus 92.6% for the same period in 2019.

Operating, administrative and other expenses decreased by $22.7 million, or 12.9%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. During the three months ended June 30, 2019, we incurred $27.8 million of costs in connection with our reorganization, which did not recur in the current period. We also reduced certain operating expenses, such as travel and entertainment costs, in the second quarter of 2020 as a result of COVID-19. Additionally, foreign currency translation had a 2.3% positive impact on total operating expenses during the three months ended June 30, 2020. These items were partially offset by an increase in certain costs as a result of COVID-19, including higher bad debt expense and $3.8 million of costs incurred (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. Lastly, in the second quarter of 2020, we saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue increased by $861.7 million, or 13.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 1.3% negative impact on total revenue during the six months ended June 30, 2020, primarily driven by weakness in the Brazilian real, British pound sterling, euro and Indian rupee.

Cost of revenue increased by $827.1 million, or 13.6%, for the six months ended June 30, 2020 as compared to the same period in 2019, driven by the higher revenue. Foreign currency translation had a 1.3% positive impact on total cost of revenue during the six months ended June 30, 2020. Cost of revenue as a percentage of revenue was consistent at 93.1% for the six months ended June 30, 2020 versus 92.7% for the same period in 2019.

Operating, administrative and other expenses decreased by $10.4 million, or 3.3%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. During the six months ended June 30, 2019, we incurred $36.3 million of costs in connection with our reorganization, which did not recur in the current period. We also reduced certain operating expenses, such as travel and entertainment costs, in the first half of 2020 as a result of COVID-19. Additionally, foreign currency translation had a 1.8% positive impact on total operating expenses during the six months ended June 30, 2020. These items were partially offset by an increase in certain costs as a result of COVID-19, including higher bad debt expense and $3.8 million of costs incurred (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. In the first half of 2020, we also saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund. Lastly, during the first half of 2020, investments were made in both people and technology associated with efforts to remediate material weaknesses in our Europe, Middle East and Africa (EMEA) region.

Real Estate Investments

The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue:
Investment management	$103,132	63.8%	$101,646	67.9%	$224,810	60.3%	$207,954	73.0%
Development services	58,479	36.2%	48,017	32.1%	148,271	39.7%	76,902	27.0%
Total revenue	161,611	100.0%	149,663	100.0%	373,081	100.0%	284,856	100.0%
Costs and expenses:
Cost of revenue	30,021	18.6%	—	0.0%	85,070	22.8%	—	0.0%
Operating, administrative and other	134,021	82.9%	156,463	104.5%	288,803	77.4%	317,249	111.4%
Depreciation and amortization	4,693	2.9%	1,886	1.3%	9,137	2.4%	6,579	2.2%
Asset impairments	—	0.0%	—	0.0%	25,000	6.7%	89,037	31.3%
(Loss) gain on disposition of real estate	(492)	(0.3%)	10	0.0%	22,335	5.9%	19,257	6.8%
Operating loss	(7,616)	(4.7%)	(8,676)	(5.8%)	(12,594)	(3.4%)	(108,752)	(38.1%)
Equity income from unconsolidated subsidiaries	21,296	13.2%	18,962	12.7%	40,198	10.8%	91,784	32.2%
Other income (loss)	735	0.4%	1,367	0.9%	(1,904)	(0.5%)	20,557	7.2%
Less: Net income (loss) attributable to non-controlling interests	12	0.0%	(323)	(0.2%)	1,094	0.3%	6,397	2.2%
Add-back: Depreciation and amortization	4,693	2.9%	1,886	1.3%	9,137	2.4%	6,579	2.2%
Add-back: Asset impairments	—	0.0%	—	0.0%	25,000	6.7%	89,037	31.3%
EBITDA	19,096	11.8%	13,862	9.3%	58,743	15.7%	92,808	32.6%
Adjustments:
Costs associated with workforce optimization efforts (1)	5,172	3.2%	—	0.0%	5,172	1.4%	—	0.0%
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	1,247	0.8%	—	0.0%	7,000	1.9%	—	0.0%
Integration and other costs related to acquisitions	236	0.1%	8,734	5.7%	1,019	0.3%	8,734	3.0%
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,500)	(4.6%)	8,308	5.6%	(15,284)	(4.1%)	15,644	5.5%
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	—	0.0%	—	0.0%	221	0.1%
Adjusted EBITDA	$18,251	11.3%	$30,904	20.6%	$56,650	15.2%	$117,407	41.2%

(1)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort and were included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.

(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue increased by $11.9 million, or 8.0%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily driven by the Telford Acquisition in our development services line of business as well as higher carried interest revenue and increased asset management fees. These increases were partially offset by decreases in acquisition, disposition, incentive and development fees due to the impact of COVID-19. Foreign currency translation had a 1.5% negative impact on total revenue during the three months ended June 30, 2020, primarily driven by weakness in the British pound sterling and euro.

Cost of revenue was $30.0 million for the three months ended June 30, 2020 and was attributable to Telford, thus there is no prior period comparison.

Operating, administrative and other expenses decreased by $22.4 million, or 14.3%, for the three months ended June 30, 2020 as compared to the same period in 2019. The negative impact of COVID-19 on our operating results led to a corresponding decrease in bonus and carried interest expense. We also reduced certain operating expenses, such as travel and entertainment costs, in the second quarter of 2020 as a result of COVID-19. Additionally, foreign currency translation had a 1.1% positive impact on total operating expenses during the three months ended June 30, 2020. These items were partially offset by $5.2 million of costs incurred (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic.

A roll forward of our AUM by product type for the three months ended June 30, 2020 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at March 31, 2020	$40.9	$61.6	$5.6	$108.1
Inflows	0.9	1.1	0.4	2.4
Outflows	(0.2)	(1.2)	(0.3)	(1.7)
Market appreciation (depreciation)	0.3	(0.3)	0.8	0.8
Balance at June 30, 2020	$41.9	$61.2	$6.5	$109.6

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

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue increased by $88.2 million, or 31.0%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily driven by the Telford Acquisition in our development services line of business as well as higher carried interest revenue and increased asset management fees. These increases were partially offset by decreases in acquisition, disposition, incentive and development fees due to the impact of COVID-19. Foreign currency translation had a 1.1% negative impact on total revenue during the six months ended June 30, 2020, primarily driven by weakness in the British pound sterling and euro.

Cost of revenue was $85.1 million for the six months ended June 30, 2020 and was attributable to Telford, thus there is no prior period comparison.

Operating, administrative and other expenses decreased by $28.4 million, or 9.0%, for the six months ended June 30, 2020 as compared to the same period in 2019. The negative impact of COVID-19 on our operating results led to a corresponding decrease in bonus and carried interest expense. We also reduced certain operating expenses, such as travel and entertainment costs, in the first half of 2020 as a result of COVID-19. Additionally, foreign currency translation had a 0.8% positive impact on total operating expenses during the six months ended June 30,

2020. These items were partially offset by higher incremental costs associated with Telford, which we acquired on October 1, 2019 (six months of operating expenses incurred in 2020 versus $8.7 million of transaction costs incurred pre-acquisition during the first half of 2019) as well as investments in our new flexible space offering. We also incurred $5.2 million of costs (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic.

A roll forward of our AUM by product type for the six months ended June 30, 2020 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2020	$40.1	$64.9	$7.9	$112.9
Inflows	2.8	4.1	0.8	7.7
Outflows	(1.1)	(5.4)	(1.0)	(7.5)
Market appreciation (depreciation)	0.1	(2.4)	(1.2)	(3.5)
Balance at June 30, 2020	$41.9	$61.2	$6.5	$109.6

We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. During the six months ended June 30, 2020, we incurred $110.8 million of capital expenditures, net of tenant concessions received, which includes approximately $46.8 million related to technology enablement. Given the uncertainty caused by COVID‑19, we are not providing an estimate of net capital expenditures anticipated for the fiscal year ending December 31, 2020 as we are currently re-evaluating such spend, although we currently expect net capital expenditures to be meaningfully lower than initially forecast in our 2019 Annual Report. As of June 30, 2020, we had aggregate commitments of $91.2 million to fund future co-investments in our Real Estate Investments business, $33.1 million of which is expected to be funded in 2020. Additionally, as of June 30, 2020, we are committed to fund $43.9 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of June 30, 2020, we had $2.3 billion of borrowings available under our revolving credit facility and $1.1 billion of cash and cash equivalents available for general corporate use.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2020, we had accrued $112.1 million ($39.0 million of which was a current liability) of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

As described in our 2019 Annual Report, our board of directors has authorized a program for the company to repurchase up to $500.0 million of our Class A common stock. As of December 31, 2019, $400.0 million was available for share repurchases under the authorized repurchase program. During the three months ended March 31, 2020, we spent $50.0 million to repurchase, through an existing stock repurchase plan entered into pursuant to Rule 10b5-1 under the Exchange Act, 1,050,084 shares of our Class A common stock with an average price paid per share of $47.62. We did not repurchase any of our stock during the three months ended June 30, 2020. As of August 4, 2020, we had $350.0 million of capacity remaining under our current stock repurchase program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future stock repurchases with existing cash. We may utilize our stock repurchase program to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of future repurchases, and the actual amounts repurchased, will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $6.1 million for the six months ended June 30, 2020 as compared to net cash used in operating activities of $293.3 million for the six months ended June 30, 2019. The increase of approximately $299.3 million was primarily driven by a lower overall net increase in working capital during the first half of 2020 as compared to the same period in 2019, including the impact of net income tax refunds of $53.8 million received during the six months ended June 30, 2020 as compared to net income tax payments made of $208.9 million during the six months ended June 30, 2019. This positive impact from working capital movement was partially offset by lower operating performance in the current period.

Investing Activities

Net cash used in investing activities totaled $135.9 million for the six months ended June 30, 2020, a decrease of $12.2 million as compared to the six months ended June 30, 2019. This decrease was largely driven by greater distributions received from unconsolidated subsidiaries during the six months ended June 30, 2020. This was partially offset by higher amounts paid for in-fill acquisitions and greater contributions to unconsolidated subsidiaries during the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities totaled $377.0 million for the six months ended June 30, 2020, an increase of $191.0 million as compared to the six months ended June 30, 2019. The increase was primarily due to an increase in net borrowings of $221.0 million from our revolving credit facility for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, partially offset by the impact of $40.5 million of lower contributions received from non-controlling interests in the current period.

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

The 2019 Credit Agreement is a senior unsecured credit facility. As of June 30, 2020, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date; and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

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

	June 30,	December 31,
	2020	2019
Balance Sheet Data:
Current assets	$3,127,205	$2,901,618
Noncurrent assets (1)	5,177,571	5,610,084
Total assets (1)	8,304,776	8,511,702

Current liabilities	$3,002,374	$2,893,775
Noncurrent liabilities	2,214,371	2,201,269
Total liabilities	5,216,745	5,095,044

	Six Months Ended June 30,
	2020	2019
Statement of Operations Data:
Revenue	$6,332,337	$6,268,601
Operating income	138,122	267,756
Net income	118,459	283,825

(1)

Includes $246.0 million and $574.6 million as of June 30, 2020 and December 31, 2019, respectively, of intercompany loan receivables from non-guarantor subsidiaries. All intercompany balances and transactions between CBRE Group, CBRE Services and the guarantor subsidiaries have been eliminated.

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

For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2019 Annual Report and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $2.8 billion revolving credit facility under the 2019 Credit Agreement. Given the uncertainty associated with COVID-19, we elected to borrow amounts under such agreement during the second quarter of 2020. As of June 30, 2020, $451.0 million was outstanding under the revolving credit facility. During the month of July 2020, we repaid $200.0 million, such that $251.0 million was outstanding under the revolving credit facility as of July 31, 2020. We will continue to monitor the impact of COVID-19 as well as our borrowings under the revolving credit facility in response to it.

We also maintain warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2019 Annual Report and Notes 4 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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
•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended Mach 31, 2020, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).

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

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of June 30, 2020, we did not have any outstanding interest rate swap agreements. See discussion of our interest rate swap agreements, which is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources—Indebtedness—Interest Rate Swap Agreements” and is incorporated by reference herein.

The estimated fair value of our senior term loans was approximately $735.6 million at June 30, 2020. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $683.8 million and $479.9 million, respectively, at June 30, 2020.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2020, the net impact of the additional interest cost would be a decrease of $6.0 million on pre-tax income and a decrease of $6.0 million in cash provided by operating activities for the six months ended June 30, 2020.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Senior Vice President, Corporate Finance, our Chief Digital and Technology Officer, our Chief Communication Officer, our Vice President of Global SOX Assurance, our Senior Officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of June 30, 2020 due to the material weaknesses in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Annual Report).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As permitted by our director compensation policy, two of our non-employee directors elected to receive shares of our Class A common stock as consideration for their service as directors in lieu of cash payments during the three months ended June 30, 2020. The non-employee directors participating in the “stock in lieu of cash” program were issued 5,578 shares on May 14, 2020 in lieu of $200,000 in accrued director fees. The number of shares issued was based on the closing price on the NYSE of our Class A common stock on the date of issuance. The issuance of these securities qualified for an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020
10.1	Employment and Transition Agreement dated as of April 21, 2020, by and between CBRE, Inc. and James R. Groch +	10-Q	001-32205	10.1	05/07/2020
22.1	Subsidiary Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Denotes a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: August 4, 2020	/s/ Leah C. Stearns
Leah C. Stearns
Chief Financial Officer (Duly Authorized Officer)