Form 10-Q
period 2020-09-30
CBRE GROUP, INC.
filed 2020-10-29
CIK 1138118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number

001-32205

CBRE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2100 McKinney Avenue, 12th Floor Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 979-6100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	“CBRE”	New York Stock Exchange

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

The number of shares of Class A common stock outstanding at October 20, 2020 was 335,456,246.

FORM 10-Q

September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,481,924	$971,781
Restricted cash	164,633	121,964
Receivables, less allowance for doubtful accounts of $111,777 and $72,725 at September 30, 2020 and December 31, 2019, respectively	3,997,998	4,466,674
Warehouse receivables	1,211,886	993,058
Prepaid expenses	284,947	282,741
Contract assets	282,031	328,012
Income taxes receivable	62,736	93,915
Other current assets	285,220	276,319
Total Current Assets	7,771,375	7,534,464
Property and equipment, net	818,333	836,206
Goodwill	3,744,269	3,753,493
Other intangible assets, net of accumulated amortization of $1,496,563 and $1,358,528 at September 30, 2020 and December 31, 2019, respectively	1,333,917	1,379,546
Operating lease assets	1,057,992	997,966
Investments in unconsolidated subsidiaries	392,569	426,711
Real estate under development	228,038	185,508
Non-current contract assets	177,801	201,760
Deferred tax assets, net	95,380	73,864
Non-current income taxes receivable	39,467	139,136
Other assets, net	687,935	668,542
Total Assets	$16,347,076	$16,197,196
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,428,845	$2,436,084
Compensation and employee benefits payable	1,222,607	1,324,990
Accrued bonus and profit sharing	808,353	1,261,974
Operating lease liabilities	189,641	168,663
Contract liabilities	132,499	108,671
Income taxes payable	50,965	30,207
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,191,834	977,175
Other	5,028	4,534
Total short-term borrowings	1,196,862	981,709
Current maturities of long-term debt	1,526	1,814
Other current liabilities	120,974	122,339
Total Current Liabilities	6,152,272	6,436,451
Long-term debt, net of current maturities	1,783,212	1,761,245
Non-current operating lease liabilities	1,125,005	1,057,758
Non-current tax liabilities	84,633	85,966
Deferred tax liabilities, net	71,892	34,593
Non-current income taxes payable	40,562	93,647
Other liabilities	495,198	454,424
Total Liabilities	9,752,774	9,924,084
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,438,893 and 334,752,283 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,354	3,348
Additional paid-in capital	1,064,849	1,115,944
Accumulated earnings	6,216,292	5,793,149
Accumulated other comprehensive loss	(731,399)	(679,748)
Total CBRE Group, Inc. Stockholders’ Equity	6,553,096	6,232,693
Non-controlling interests	41,206	40,419
Total Equity	6,594,302	6,273,112
Total Liabilities and Equity	$16,347,076	$16,197,196

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$5,645,142	$5,925,101	$16,915,694	$16,774,684
Costs and expenses:
Cost of revenue	4,564,579	4,687,336	13,676,790	13,155,160
Operating, administrative and other	794,227	809,584	2,355,099	2,479,857
Depreciation and amortization	127,725	111,560	357,903	323,862
Asset impairments	—	—	75,171	89,037
Total costs and expenses	5,486,531	5,608,480	16,464,963	16,047,916
Gain on disposition of real estate	52,797	9	75,132	19,266
Operating income	211,408	316,630	525,863	746,034
Equity income from unconsolidated subsidiaries	32,376	25,796	72,487	120,233
Other income	7,947	941	12,974	26,163
Interest expense, net of interest income	17,829	21,846	51,795	67,638
Write-off of financing costs on extinguished debt	—	—	—	2,608
Income before provision for income taxes	233,902	321,521	559,529	822,184
Provision for income taxes	49,062	63,468	119,047	169,867
Net income	184,840	258,053	440,482	652,317
Less: Net income attributable to non-controlling interests	708	1,454	2,258	7,578
Net income attributable to CBRE Group, Inc.	$184,132	$256,599	$438,224	$644,739
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.55	$0.76	$1.31	$1.92
Weighted average shares outstanding for basic income per share	335,287,245	336,203,747	335,128,531	336,149,719
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.55	$0.75	$1.30	$1.89
Weighted average shares outstanding for diluted income per share	337,665,848	341,100,182	338,255,859	340,590,007

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$184,840	$258,053	$440,482	$652,317
Other comprehensive income (loss):
Foreign currency translation gain (loss)	106,201	(78,177)	(40,237)	(79,772)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	106	377	320	1,212
Unrealized gains (losses) on interest rate swaps, net of tax	—	7	—	(104)
Unrealized holding gains on available for sale debt securities, net of tax	811	881	1,311	2,341
Other, net	—	7,377	(13,045)	7,378
Total other comprehensive income (loss)	107,118	(69,535)	(51,651)	(68,945)
Comprehensive income	291,958	188,518	388,831	583,372
Less: Comprehensive income attributable to non-controlling interests	708	1,340	2,258	7,445
Comprehensive income attributable to CBRE Group, Inc.	$291,250	$187,178	$386,573	$575,927

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$440,482	$652,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,903	323,862
Amortization and write-off of financing costs on extinguished debt	4,632	7,196
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(179,506)	(191,103)
Asset impairments	75,171	89,037
Net realized and unrealized gains, primarily from investments	(12,974)	(26,163)
Provision for doubtful accounts	49,498	18,083
Net compensation expense for equity awards	41,841	98,958
Equity income from unconsolidated subsidiaries	(72,487)	(120,233)
Distribution of earnings from unconsolidated subsidiaries	103,796	145,588
Proceeds from sale of mortgage loans	11,565,281	15,786,800
Origination of mortgage loans	(11,727,227)	(15,381,864)
Increase in warehouse lines of credit	214,659	19,849
Increase in advance warehouse funding	—	(376,707)
Tenant concessions received	28,617	18,367
Purchase of equity securities	(8,932)	(81,369)
Proceeds from sale of equity securities	11,210	45,333
Increase in real estate under development	(68,178)	(3,356)
Decrease (increase) in receivables, prepaid expenses and other assets (including contract and lease assets)	610,058	(644,586)
(Decrease) increase in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(128,693)	158,708
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(550,932)	(194,592)
Decrease (increase) in net income taxes receivable/payable	118,736	(132,583)
Other operating activities, net	(12,313)	(36,793)
Net cash provided by operating activities	860,642	174,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(190,546)	(196,031)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(25,923)	(14,844)
Contributions to unconsolidated subsidiaries	(72,058)	(84,648)
Distributions from unconsolidated subsidiaries	66,409	20,960
Other investing activities, net	15,631	2,864
Net cash used in investing activities	(206,487)	(271,699)

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	300,000
Repayment of senior term loans	—	(300,000)
Proceeds from revolving credit facility	835,671	2,683,000
Repayment of revolving credit facility	(835,671)	(2,631,000)
Proceeds from notes payable on real estate	40,263	5,243
Repayment of notes payable on real estate	(24,704)	—
Repurchase of common stock	(50,028)	(94,088)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(34,400)	(36,089)
Units repurchased for payment of taxes on equity awards	(41,627)	(16,573)
Non-controlling interest contributions	1,977	46,513
Non-controlling interest distributions	(2,471)	(3,798)
Other financing activities, net	(334)	(5,171)
Net cash used in financing activities	(111,324)	(51,963)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	9,981	(12,726)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	552,812	(161,639)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,093,745	863,944
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,646,557	$702,305
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$60,415	$80,179
Income tax payments, net	$4,137	$302,735

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2020	$3,352	$1,046,999	$6,032,160	$(838,517)	$41,057	$6,285,051
Net income	—	—	184,132	—	708	184,840
Net compensation expense for equity awards	—	22,137	—	—	—	22,137
Units repurchased for payment of taxes on equity awards	—	(4,269)	—	—	—	(4,269)
Foreign currency translation gain	—	—	—	106,201	—	106,201
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	106	—	106
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	811	—	811
Contributions from non-controlling interests	—	—	—	—	549	549
Distributions to non-controlling interests	—	—	—	—	(1,379)	(1,379)
Other	2	(18)	—	—	271	255
Balance at September 30, 2020	$3,354	$1,064,849	$6,216,292	$(731,399)	$41,206	$6,594,302

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2019	$3,363	$1,162,002	$4,898,932	$(717,660)	$43,893	$5,390,530
Net income	—	—	256,599	—	1,454	258,053
Net compensation expense for equity awards	—	33,378	—	—	—	33,378
Units repurchased for payment of taxes on equity awards	—	(7,008)	—	—	—	(7,008)
Repurchase of common stock	—	(49,000)	—	—	—	(49,000)
Foreign currency translation loss	—	—	—	(78,063)	(114)	(78,177)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	377	—	377
Unrealized gains on interest rate swaps, net of tax	—	—	—	7	—	7
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	881	—	881
Contributions from non-controlling interests	—	—	—	—	4,536	4,536
Distributions to non-controlling interests	—	—	—	—	(1,235)	(1,235)
Deconsolidation of investment	—	—	—	—	(26)	(26)
Other	(5)	649	—	7,377	(1,357)	6,664
Balance at September 30, 2019	$3,358	$1,140,021	$5,155,531	$(787,081)	$47,151	$5,558,980

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Unaudited)

(Dollars in thousands)

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2019	$3,348	$1,115,944	$5,793,149	$(679,748)	$40,419	$6,273,112
Net income	—	—	438,224	—	2,258	440,482
Net compensation expense for equity awards	—	41,841	—	—	—	41,841
Units repurchased for payment of taxes on equity awards	—	(41,627)	—	—	—	(41,627)
Repurchase of common stock	(11)	(50,017)	—	—	—	(50,028)
Foreign currency translation loss	—	—	—	(40,237)	—	(40,237)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	320	—	320
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1,311	—	1,311
Contributions from non-controlling interests	—	—	—	—	1,977	1,977
Distributions to non-controlling interests	—	—	—	—	(2,471)	(2,471)
Other	17	(1,292)	(15,081)	(13,045)	(977)	(30,378)
Balance at September 30, 2020	$3,354	$1,064,849	$6,216,292	$(731,399)	$41,206	$6,594,302

	CBRE Group, Inc. Shareholders
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2018	$3,369	$1,149,013	$4,504,684	$(718,269)	$71,105	$5,009,902
Net income	—	—	644,739	—	7,578	652,317
Net compensation expense for equity awards	—	98,958	—	—	—	98,958
Units repurchased for payment of taxes on equity awards	—	(16,573)	—	—	—	(16,573)
Repurchase of common stock	(11)	(94,077)	—	—	—	(94,088)
Foreign currency translation loss	—	—	—	(79,639)	(133)	(79,772)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	1,212	—	1,212
Unrealized losses on interest rate swaps, net of tax	—	—	—	(104)	—	(104)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	2,341	—	2,341
Contributions from non-controlling interests	—	—	—	—	46,513	46,513
Distributions to non-controlling interests	—	—	—	—	(3,798)	(3,798)
Deconsolidation of investment	—	—	—	—	(67,667)	(67,667)
Other	—	2,700	6,108	7,378	(6,447)	9,739
Balance at September 30, 2019	$3,358	$1,140,021	$5,155,531	$(787,081)	$47,151	$5,558,980

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

Considerations Related to the COVID‑19 Pandemic

The outbreak of the novel coronavirus (COVID‑19) global pandemic in the first quarter of 2020 has created a tremendous amount of uncertainty, precipitated a global economic contraction and severely disrupted both business activity and global real estate markets.

From 2010 to early 2020, commercial real estate markets had generally been characterized by increased demand for space, falling vacancies, higher rents and strong capital flows, leading to solid property sales and leasing activity. This healthy backdrop changed abruptly in the first quarter of 2020 with the emergence of the COVID‑19 pandemic and resultant sharp contraction of economic activity across much of the world. There has been a significant impact on commercial real estate markets, as many property owners and occupiers have put transactions on hold and withdrawn existing mandates, sharply reducing sales and leasing volumes. We expect to see this trend continue, as concerns about a COVID-19 resurgence are high across our major markets. The recovery of real estate markets around the world remained uncertain as of October 2020.

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

The purchase accounting related to the Telford Acquisition has been finalized in the accompanying consolidated financial statements (with no significant changes made in 2020 to the preliminary purchase accounting recorded in 2019). The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Telford Acquisition consists largely of the synergies and economies of scale expected from combining the operations acquired from Telford with ours. The goodwill recorded in connection with the Telford Acquisition that is deductible for tax purposes was not significant.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At September 30, 2020 and December 31, 2019, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2019	$993,058
Origination of mortgage loans	11,727,227
Gains (premiums on loan sales)	51,380
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(11,513,901)
Cash collections of premiums on loan sales	(51,380)
Proceeds from sale of mortgage loans	(11,565,281)
Net increase in mortgage servicing rights included in warehouse receivables	5,502
Ending balance at September 30, 2020	$1,211,886

The following table is a summary of our warehouse lines of credit in place as of September 30, 2020 and December 31, 2019 (dollars in thousands):

			September 30, 2020		December 31, 2019
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/19/2020	daily floating rate LIBOR plus 1.30%	$985,000	$336,262	$985,000	$267,075
JP Morgan (2)	10/19/2020	daily floating rate LIBOR plus 2.75%	15,000	—	15,000	—
Capital One, N.A. (Capital One) (3)	7/27/2020	daily one-month LIBOR plus 1.25%	—	—	200,000	39,538
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.35%, with a LIBOR floor of 0.35%	450,000	65,505	450,000	360,784
TD Bank, N.A. (TD Bank) (4)	(4)	daily floating rate LIBOR plus 1.15%	800,000	596,021	800,000	92,266
Bank of America, N.A. (BofA) (5)	5/26/2021	(6)	350,000	189,290	350,000	189,465
BofA	(7)	daily one-month LIBOR plus 1.15%	—	—	250,000	17,457
MUFG Union Bank, N.A. (Union Bank) (8)	(8)	daily floating rate LIBOR plus 1.50%	300,000	4,756	350,000	10,590
			$2,900,000	$1,191,834	$3,400,000	$977,175

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)

Effective October 19, 2020, this facility was amended and the maximum facility size was temporarily increased to $1,585.0 million and will revert back to $985.0 million on January 18, 2021. The interest rate increased to a LIBOR daily floating rate, plus 1.60% and the revised maturity date is October 18, 2021.

(2)	Effective October 19, 2020 the maturity date was extended to October 18, 2021.
(3)	This facility expired on July 27, 2020 and was not renewed.
(4)

Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit, with an unchanged interest rate and revised maturity date of June 30, 2021. Effective September 21, 2020, CBRE utilized the additional $400.0 million as a temporary increase, which expires on December 31, 2020.

(5)

On June 10, 2020, this facility was amended with a revised maturity date of May 26, 2021. The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. As of September 30, 2020, the sublimit borrowing has not been utilized.

(6)

Effective July 24, 2020, the interest rate on this facility was as follows: (i) a LIBOR daily floating rate for such day, plus 1.40% on the general facility and (ii) a LIBOR daily floating rate for such day, plus 1.75% on the separate sublimit borrowing.

(7)	This facility expired on May 27, 2020 and was not renewed.
(8)

On June 28, 2019, we added a new warehouse facility for $200.0 million with Union Bank. This facility contains an accordion feature which allows for temporary increases not to exceed an additional $150.0 million. If utilized, the additional borrowings must be in predefined multiples and are not to occur more than three times within twelve consecutive months. On June 26, 2020, the maturity date was extended to July 28, 2020 and on July 28, 2020 the maturity date was extended to August 27, 2020. Effective August 4, 2020, this facility was amended with a revised interest of LIBOR daily floating rate for such day, plus 1.50% and a maturity date of June 28, 2021. Additionally, this amendment decreased the accordion feature from $150.0 million to $100.0 million, with no changes to the predefined borrowing multiples. On September 22, 2020, the temporary increase of $100.0 million was utilized and expires on January 20, 2021.

During the nine months ended September 30, 2020, we had a maximum of $1.8 billion of warehouse lines of credit principal outstanding.

5.	Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of September 30, 2020 and December 31, 2019, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019
Investments in unconsolidated subsidiaries	$65,341	$30,484
Other current assets	4,219	4,307
Co-investment commitments	53,971	29,696
Maximum exposure to loss	$123,531	$64,487

6.	Fair Value Measurements

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For a portion of our investments in unconsolidated subsidiaries reported at fair value, we estimate fair value using the net asset value (NAV) per share (or its equivalent) our investees provide. These investments are considered investment companies, or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Accordingly, we effectively carry our investments at an amount that is equivalent to our proportionate share of the net assets of each investment that would be allocated to us if each investment was liquidated at the net asset value as of the measurement date. As of September 30, 2020, and December 31, 2019, investments in unconsolidated subsidiaries at fair value using NAV were $59.0 million and $45.2 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables below.

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	As of September 30, 2020
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,325	$—	$—	$7,325
Debt securities issued by U.S. federal agencies	—	10,944	—	10,944
Corporate debt securities	—	47,173	—	47,173
Asset-backed securities	—	2,973	—	2,973
Collateralized mortgage obligations	—	1,357	—	1,357
Total available for sale debt securities	7,325	62,447	—	69,772
Equity securities	40,089	—	—	40,089
Warehouse receivables	—	1,211,886	—	1,211,886
Total assets at fair value	$47,414	$1,274,333	$—	$1,321,747

	As of December 31, 2019
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,998	$—	$—	$6,998
Debt securities issued by U.S. federal agencies	—	10,639	—	10,639
Corporate debt securities	—	29,098	—	29,098
Asset-backed securities	—	5,152	—	5,152
Collateralized mortgage obligations	—	2,222	—	2,222
Total available for sale debt securities	6,998	47,111	—	54,109
Equity securities	51,399	—	—	51,399
Warehouse receivables	—	993,058	—	993,058
Total assets at fair value	$58,397	$1,040,169	$—	$1,098,566

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There were no significant non-recurring fair value measurements recorded during the three months ended September 30, 2020 and 2019.

The following non-recurring fair value measurements were recorded for the nine months ended September 30, 2020 (dollars in thousands):

					Total
					Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Nine Months Ended
	September 30, 2020	Level 1	Level 2	Level 3	September 30, 2020
Property and equipment	$9,565	$—	$—	$9,565	$21,663
Goodwill	431,389	—	—	431,389	25,000
Other intangible assets	12,842	—	—	12,842	28,508
Total	$453,796	$—	$—	$453,796	$75,171

The following non-recurring fair value measurements were recorded for the nine months ended September 30, 2019 (dollars in thousands):

Total
Impairment Charges
	Net Carrying Value	Fair Value Measured and			for the
	as of	Recorded Using			Nine Months Ended
	September 30, 2019	Level 1	Level 2	Level 3	September 30, 2019
Other intangible assets	$16,000	$—	$—	$16,000	$89,037

During the nine months ended September 30, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. As a result of the recent global economic disruption and uncertainty due to COVID‑19, we deemed there to be triggering events in the first quarter of 2020 that required testing of certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to COVID‑19.

During the nine months ended September 30, 2019, we recorded an intangible asset impairment charge of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and a decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

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

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•

Warehouse Receivables – These balances are carried at fair value. The primary source of value is either a contractual purchase commitment from Freddie Mac or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS (see Note 4).

•

Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value. At September 30, 2020, we did not classify any investments as Level 1 in the fair value hierarchy. For investments in unconsolidated subsidiaries that are carried at fair value, we estimate the fair value of each investment using the NAV per share (or its equivalent).

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

•

Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $752.7 million at September 30, 2020 and $745.5 million at December 31, 2019. Their actual carrying value, net of unamortized debt issuance costs, totaled $765.7 million and $744.6 million at September 30, 2020 and December 31, 2019, respectively (see Note 8).

•

Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $697.4 million and $482.6 million, respectively, at September 30, 2020 and $670.7 million and $478.3 million, respectively, at December 31, 2019. The actual carrying value of our 4.875% senior notes and 5.25% senior notes, net of unamortized debt issuance costs as well as unamortized discount or premium, if applicable, totaled $594.3 million and $423.2 million, respectively, at September 30, 2020 and $593.6 million and $423.0 million, respectively, at December 31, 2019.

7.	Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%.

Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$513,792	$375,717	$1,337,212	$1,083,664
Operating income	97,833	191,667	411,291	383,490
Net income	109,251	189,960	267,835	289,437

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2020	2019
Senior term loans, with interest ranging from 0.75% to 2.69%, due quarterly through 2024	$768,988	$748,531
4.875% senior notes due in 2026, net of unamortized discount	597,364	597,052
5.25% senior notes due in 2025, net of unamortized premium	425,814	425,952
Other	1,526	1,861
Total long-term debt	1,793,692	1,773,396
Less: current maturities of long-term debt	(1,526)	(1,814)
Less: unamortized debt issuance costs	(8,954)	(10,337)
Total long-term debt, net of current maturities	$1,783,212	$1,761,245

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

The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of September 30, 2020, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date; and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

The indentures governing our 4.875% senior notes and 5.25% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 5.25% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and each domestic subsidiary of CBRE Services that guarantees our 2019 Credit Agreement. Our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 23.68x for the trailing twelve months ended September 30, 2020, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.25x as of September 30, 2020.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of September 30, 2020, no amount was outstanding under the revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.

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

We are the lessee in contracts for our office space tenancies, for leased vehicles and for our wholly-owned subsidiary Hana. These arrangements account for the significant portion of our lease liabilities and right-of-use assets. We monitor our service arrangements to evaluate whether they meet the definition of a lease.

Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

		September 30,	December 31,
Category	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$1,057,992	$997,966
Financing lease assets	Other assets, net	99,990	94,141
Total leased assets		$1,157,982	$1,092,107
Liabilities
Current:
Operating	Operating lease liabilities	$189,641	$168,663
Financing	Other current liabilities	37,780	34,966
Non-current:
Operating	Non-current operating lease liabilities	1,125,005	1,057,758
Financing	Other liabilities	62,331	60,001
Total lease liabilities		$1,414,757	$1,321,388

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Supplemental cash flow information and non-cash activity related to our leases are as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$175,909	$149,259
Right-of-use assets obtained in exchange for new financing lease liabilities	34,169	40,819
Other non-cash increases in operating lease right-of-use assets (1)	6,729	35,510
Other non-cash decreases in financing lease right-of-use assets (1)	(471)	(1,011)

(1)	The non-cash activity in the right-of-use assets resulted from lease modifications and remeasurements.

10.	Commitments and Contingencies

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

In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans subject to such loss sharing arrangements with unpaid principal balances of $26.2 billion at September 30, 2020. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2020 and December 31, 2019, CBRE MCI had a $85.0 million and a $72.0 million, respectively, letter of credit under this reserve arrangement, and had recorded a liability of approximately $56.5 million and $37.0 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $928.0 million (including $556.4 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID‑19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days. As of September 30, 2020, total advances for principal and interest were $5.2 million.

CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both September 30, 2020 and December 31, 2019, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We had outstanding letters of credit totaling $104.4 million as of September 30, 2020, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $90.0 million as of September 30, 2020 referred to in the preceding paragraphs represented the majority of the $104.4 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at varying dates through October 2021.

We had guarantees totaling $72.4 million as of September 30, 2020, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $72.4 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

In addition, as of September 30, 2020, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of September 30, 2020, we had aggregate commitments of $84.0 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2020, we had committed to fund $41.0 million of additional capital to these unconsolidated subsidiaries.

11.	Income Taxes

Our provision for income taxes on a consolidated basis was $49.1 million for the three months ended September 30, 2020 as compared to $63.5 million for the three months ended September 30, 2019. The decrease of $14.4 million is primarily related to the corresponding decrease in our consolidated pre-tax book income. Our effective tax rate increased to 21.0% for the three months ended September 30, 2020 from 19.7% for the three months ended September 30, 2019 primarily due to a larger impact on a percentage basis of unfavorable permanent book tax differences in certain non-U.S. jurisdictions due to lower pre-tax book income.

Our provision for income taxes on a consolidated basis was $119.0 million for the nine months ended September 30, 2020 as compared to $169.9 million for the nine months ended September 30, 2019. The decrease of $50.9 million is primarily related to the corresponding decrease in consolidated pre-tax book income. Our effective tax rate increased to 21.3% for the nine months ended September 30, 2020 from 20.7% for the nine months ended September 30, 2019 primarily due to a larger impact on a percentage basis of unfavorable permanent book tax differences in certain non-U.S. jurisdictions due to lower pre-tax book income.

Our effective tax rate for the three months and nine months ended September 30, 2020 was not significantly different than the U.S. federal statutory tax rate of 21.0%.

As of September 30, 2020, the company had gross unrecognized tax benefits of $142.2 million; a net increase of $1.0 million was recorded over the nine months ended September 30, 2020. The net increase of $1.0 million consists of unrecognized tax benefits of $6.4 million through the six months ended June 30, 2020 and a release of $5.4 million of gross unrecognized tax benefits in the current quarter, primarily related to expiration of statute of limitations in various tax jurisdictions.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The CARES Act has not had, nor is it expected to have, a significant impact on our effective tax rate for 2020.
12.	Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. shareholders are as follows (dollars in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$184,132	$256,599	$438,224	$644,739
Weighted average shares outstanding for basic income per share	335,287,245	336,203,747	335,128,531	336,149,719
Basic income per share attributable to CBRE Group, Inc. shareholders	$0.55	$0.76	$1.31	$1.92
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. shareholders	$184,132	$256,599	$438,224	$644,739
Weighted average shares outstanding for basic income per share:	335,287,245	336,203,747	335,128,531	336,149,719
Dilutive effect of contingently issuable shares	2,378,603	4,896,435	3,127,328	4,440,288
Weighted average shares outstanding for diluted income per share	337,665,848	341,100,182	338,255,859	340,590,007
Diluted income per share attributable to CBRE Group, Inc. shareholders	$0.55	$0.75	$1.30	$1.89

For the three and nine months ended September 30, 2020, 1,294,385 and 1,191,464, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

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

In February 2019, our board of directors authorized a new program for the company to repurchase up to $300.0 million of our Class A common stock over three years, effective March 11, 2019. The previous program terminated upon the effectiveness of the new stock repurchase program. In each of August and November 2019, our board of directors authorized an additional $100.0 million under our new program, bringing the total authorized amount under the new program to $500.0 million. During the year ended December 31, 2019, under the March 2019 program, and through repurchases under a 10b5-1 plan, we spent $100.0 million to repurchase an additional 1,936,458 shares of our Class A common stock with an average price paid per share of $51.64. During the month of March 2020, through repurchases under a 10b5-1 plan, we spent $50.0 million to repurchase an additional 1,050,084 shares of our Class A common stock with an average price paid per share of $47.62. We did not repurchase any of our stock during the three month periods ended June 30, 2020 and September 30, 2020. As of September 30, 2020, we had $350.0 million of capacity remaining under our current stock repurchase program.

13.	Revenue from Contracts with Customers

We account for revenue with customers in accordance with FASB ASC Topic, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 by type of service and/or segment (dollars in thousands):

	Three Months Ended September 30, 2020
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,721,365	$—	$3,721,365
Advisory leasing	536,132	—	—	536,132
Advisory sales	346,650	—	—	346,650
Property and advisory project management	545,325	—	—	545,325
Valuation	139,019	—	—	139,019
Commercial mortgage origination (1)	20,040	—	—	20,040
Loan servicing (2)	9,860	—	—	9,860
Investment management	—	—	99,935	99,935
Development services	—	—	68,850	68,850
Topic 606 Revenue	1,597,026	3,721,365	168,785	5,487,176
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	108,986	—	—	108,986
Loan servicing	48,153	—	—	48,153
Development services (3)	—	—	827	827
Total Out of Scope of Topic 606 Revenue	157,139	—	827	157,966
Total revenue	$1,754,165	$3,721,365	$169,612	$5,645,142

	Three Months Ended September 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$3,555,176	$—	$3,555,176
Advisory leasing	781,246	—	—	781,246
Advisory sales	526,104	—	—	526,104
Property and advisory project management	558,039	—	—	558,039
Valuation	154,861	—	—	154,861
Commercial mortgage origination (1)	46,787	—	—	46,787
Loan servicing (2)	8,599	—	—	8,599
Investment management	—	—	104,927	104,927
Development services	—	—	24,286	24,286
Topic 606 Revenue	2,075,636	3,555,176	129,213	5,760,025
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	117,052	—	—	117,052
Loan servicing	48,024	—	—	48,024
Total Out of Scope of Topic 606 Revenue	165,076	—	—	165,076
Total revenue	$2,240,712	$3,555,176	$129,213	$5,925,101

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Out of scope revenue for development services represents selling profit from transfers of sales-type leases in the scope of Topic 842.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended September 30, 2020
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$11,134,383	$—	$11,134,383
Advisory leasing	1,653,367	—	—	1,653,367
Advisory sales	1,018,853	—	—	1,018,853
Property and advisory project management	1,623,486	—	—	1,623,486
Valuation	418,616	—	—	418,616
Commercial mortgage origination (1)	78,030	—	—	78,030
Loan servicing (2)	30,290	—	—	30,290
Investment management	—	—	324,745	324,745
Development services	—	—	202,776	202,776
Topic 606 Revenue	4,822,642	11,134,383	527,521	16,484,546
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	274,523	—	—	274,523
Loan servicing	141,453	—	—	141,453
Development services (3)	—	—	15,172	15,172
Total Out of Scope of Topic 606 Revenue	415,976	—	15,172	431,148
Total revenue	$5,238,618	$11,134,383	$542,693	$16,915,694

	Nine Months Ended September 30, 2019
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Consolidated
Topic 606 Revenue:
Global workplace solutions	$—	$10,106,543	$—	$10,106,543
Advisory leasing	2,221,674	—	—	2,221,674
Advisory sales	1,378,317	—	—	1,378,317
Property and advisory project management	1,634,745	—	—	1,634,745
Valuation	442,238	—	—	442,238
Commercial mortgage origination (1)	102,471	—	—	102,471
Loan servicing (2)	22,669	—	—	22,669
Investment management	—	—	312,881	312,881
Development services	—	—	101,188	101,188
Topic 606 Revenue	5,802,114	10,106,543	414,069	16,322,726
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	322,246	—	—	322,246
Loan servicing	129,712	—	—	129,712
Total Out of Scope of Topic 606 Revenue	451,958	—	—	451,958
Total revenue	$6,254,072	$10,106,543	$414,069	$16,774,684

(1)	We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)	Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)	Out of scope revenue for development services represents selling profit from transfers of sales-type leases in the scope of Topic 842.

Contract Assets and Liabilities

We had contract assets totaling $459.8 million ($282.0 million of which was current) and $529.8 million ($328.0 million of which was current) as of September 30, 2020 and December 31, 2019, respectively.

We had contract liabilities totaling $134.3 million ($132.5 million of which was current) and $115.0 million ($108.7 million of which was current) as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, we recognized revenue of $77.9 million that was included in the contract liability balance at December 31, 2019.

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

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Advisory Services	$1,754,165	$2,240,712	$5,238,618	$6,254,072
Global Workplace Solutions	3,721,365	3,555,176	11,134,383	10,106,543
Real Estate Investments	169,612	129,213	542,693	414,069
Total revenue	$5,645,142	$5,925,101	$16,915,694	$16,774,684

Adjusted EBITDA
Advisory Services	$236,369	$345,482	$662,129	$942,860
Global Workplace Solutions	140,523	95,209	355,768	298,948
Real Estate Investments	64,872	13,939	121,522	131,346
Total Adjusted EBITDA	$441,764	$454,630	$1,139,419	$1,373,154

Adjusted EBITDA is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of costs associated with transformation initiatives, certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, integration and other costs related to acquisitions, costs primarily associated with workforce optimization efforts in response to the COVID-19 pandemic and costs associated with our reorganization, including cost-savings initiatives.

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to CBRE Group, Inc.	$184,132	$256,599	$438,224	$644,739
Add:
Depreciation and amortization	127,725	111,560	357,903	323,862
Asset impairments	—	—	75,171	89,037
Interest expense, net of interest income	17,829	21,846	51,795	67,638
Write-off of financing costs on extinguished debt	—	—	—	2,608
Provision for income taxes	49,062	63,468	119,047	169,867
EBITDA	378,748	453,473	1,042,140	1,297,751
Adjustments:
Costs associated with transformation initiatives (1)	55,374	—	55,374	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3,767	(3,360)	(11,517)	12,284
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	2,289	—	9,289	—
Costs incurred related to legal entity restructuring	1,061	—	4,995	—
Integration and other costs related to acquisitions	525	4,517	1,544	13,554
Costs associated with workforce optimization efforts (2)	—	—	37,594	—
Costs associated with our reorganization, including cost-savings initiatives (3)	—	—	—	49,565
Adjusted EBITDA	$441,764	$454,630	$1,139,419	$1,373,154

(1)

Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees. See Note 15 for further discussion.

(2)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $7.4 million was included within the “Cost of revenue” line item and $30.2 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for the nine months ended September 30, 2020.

(3)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
United States	$3,162,235	$3,442,570	$9,632,592	$9,851,477
United Kingdom	736,927	758,084	2,188,822	2,003,671
All other countries	1,745,980	1,724,447	5,094,280	4,919,536
Total revenue	$5,645,142	$5,925,101	$16,915,694	$16,774,684

CBRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Transformation Initiatives

During the third quarter of 2020, management embarked on the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth.

As part of these initiatives, we incurred $55.4 million of costs, primarily in cash, related to employee separation benefits, lease termination costs and professional fees during the three months ended September 30, 2020 of which $38.3 million was recorded to the Advisory Services segment and $17.1 million to the Global Workplace Solutions segment. Of the total charges incurred, $15.7 million was included within the “Cost of revenue” line item and $39.7 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for both the three and nine months ended September 30, 2020. Management continues to assess and modify these transformation initiatives based on the company’s overall strategic plan and evolving business conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended September 30, 2020 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (2019 Annual Report). Accordingly, you should read the following discussion in conjunction with the information included in our 2019 Annual Report as well as the unaudited financial statements included elsewhere in this Quarterly Report.

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

We are the world’s largest commercial real estate services and investment firm, based on 2019 revenue, with leading global market positions in leasing, property sales, occupier outsourcing and valuations. As of December 31, 2019, we operated in more than 530 offices worldwide and had more than 100,000 employees, excluding independent affiliates. We serve clients in more than 100 countries.

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

Our revenue mix has shifted in recent years toward more contractual revenue earned by providing multiple services to occupiers and investors, who increasingly prefer to purchase integrated, account-based services from firms that meet the full spectrum of their needs nationally and globally. We believe we are well-positioned to capture a substantial share of this growing market opportunity. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and commissions on transactions. Our contractual, fee-for-services businesses generally involve occupier outsourcing (including facilities and project management), property management, investment management, appraisal/valuation and loan servicing.

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

The outbreak of the novel coronavirus (COVID‑19) global pandemic in the first quarter of 2020 has created a tremendous amount of uncertainty, precipitated a global economic contraction and severely disrupted both business activity and global real estate markets. As of the date of this Quarterly Report, many of our locations and those of our clients remain subject to significant operational limitations intended to stem the spread of COVID‑19 and a substantial portion of our employee population continues to work remotely, even in jurisdictions where government stay-at-home orders have been eased.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2019 Annual Report. There have been no material changes to these policies as of September 30, 2020.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Seasonality

Historically, a significant portion of our revenue has been seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. In a typical year, our revenue, operating income, net income and cash flow from operating activities have tended to be lowest in the first quarter, and highest in the fourth quarter of each year. Revenue, earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end. In light of the severe economic dislocations caused by COVID‑19, and the resulting uncertainty in the business outlook, the quarterly distribution of financial results in 2020 may not conform with historical patterns.

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

Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, negative effects on our operating margins of difficult market conditions, such as we are currently experiencing with the pandemic, is partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance, and then have restored certain expenses as economic conditions improved. Additionally, our contractual revenue generally has typically increased primarily as a result of growth in our outsourcing business, and we believe this contractual revenue should help offset the negative impacts that macroeconomic deterioration could have on other parts of our business. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our consolidated operations and financial condition.

From 2010 to early 2020, commercial real estate markets had generally been characterized by increased demand for space, falling vacancies, higher rents and strong capital flows, leading to solid property sales and leasing activity. This healthy backdrop changed abruptly in the first quarter of 2020 with the emergence of the COVID‑19 pandemic and resultant sharp contraction of economic activity across much of the world. There has been a significant impact on commercial real estate markets, as many property owners and occupiers have put transactions on hold and withdrawn existing mandates, sharply reducing sales and leasing volumes. We expect to see this trend continue, as concerns about a COVID-19 resurgence are high across our major markets. The recovery of real estate markets around the world remained uncertain as of October 2020.

COVID-19 is putting downward pressure on parts of our business and creating larger opportunities in other parts. The severe economic effects of the pandemic continued to weigh heavily on higher-margin property lease and sales revenue in the Advisory Services segment. However, global industrial leasing revenue, fueled by e-commerce, and project management activities for occupier clients were resilient during the third quarter. Also, during the third quarter, our Continental Europe business showed signs of recovery and benefited from our diverse service offering during the period.

The performance of our global real estate services and investment businesses depends on an improvement in macroeconomic conditions, including restored business and consumer confidence, sustained economic growth, solid job creation and, stable, functioning global credit markets.

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

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates in which, in some cases, we held a small equity interest. During 2019, we completed eight in-fill acquisitions: a leading advanced analytics software company based in the United Kingdom, a commercial and residential real estate appraisal firm headquartered in Florida, our former affiliate in Omaha, a project management firm in Australia, a valuation and consulting business in Switzerland, a leading project management firm in Israel, a full-service real estate firm in San Antonio with a focus on retail, office, medical office and land, and a debt-focused real estate investment management business in the United Kingdom. During the nine months ended September 30, 2020, we acquired leading local facilities management firms in Spain and Italy, a U.S. firm that helps companies reduce telecommunications costs, a leading provider of workplace technology project management, consulting and procurement services to occupiers across the U.S. and a firm specializing in performing real estate valuations in South Korea.

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

Our acquisition agreements often require us to pay deferred and/or contingent purchase price payments, subject to the acquired company achieving certain performance metrics, and/or the passage of time as well as other conditions. As of September 30, 2020, we have accrued deferred consideration totaling $89.7 million, which is included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

International Operations

We are closely monitoring the impact of the COVID‑19 global pandemic on business conditions across all regions worldwide. COVID‑19 has significantly impacted our operations and has the potential to further reduce our business activity. In addition, we continue to monitor developments related to the United Kingdom’s withdrawal from the European Union (Brexit) and the uncertainty of the long-term economic and trade relationship between the United Kingdom and European Union. The continued uncertainty has the potential to impact our businesses in the United Kingdom and the rest of Europe, particularly sales and leasing activity in the United Kingdom. Any currency volatility associated with COVID‑19, Brexit or other economic dislocations could also impact our results of operations.

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

During the nine months ended September 30, 2020, approximately 43.1% of our business was transacted in non-U.S. dollar currencies, the majority of which included the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Singapore dollar and Swiss franc. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
United States dollar	$3,162,235	56.0%	$3,442,570	58.1%	$9,632,592	56.9%	$9,851,477	58.7%
British pound sterling	736,927	13.1%	758,084	12.8%	2,188,822	12.9%	2,003,671	11.9%
euro	645,583	11.4%	600,414	10.1%	1,836,311	10.9%	1,716,278	10.2%
Canadian dollar	184,967	3.3%	204,009	3.4%	549,098	3.2%	562,470	3.4%
Australian dollar	108,060	1.9%	112,543	1.9%	296,124	1.8%	311,185	1.9%
Indian rupee	106,956	1.9%	127,376	2.2%	353,080	2.1%	361,567	2.2%
Chinese yuan	84,985	1.5%	84,464	1.4%	250,816	1.5%	232,113	1.4%
Swiss franc	80,083	1.4%	44,335	0.7%	234,171	1.4%	131,477	0.8%
Japanese yen	74,706	1.3%	79,151	1.3%	236,999	1.4%	222,184	1.3%
Singapore dollar	63,151	1.1%	77,605	1.3%	193,556	1.1%	218,511	1.3%
Other currencies (1)	397,489	7.1%	394,550	6.8%	1,144,125	6.8%	1,163,751	6.9%
Total revenue	$5,645,142	100.0%	$5,925,101	100.0%	$16,915,694	100.0%	$16,774,684	100.0%

(1)

Approximately 39 currencies comprise 7.1% and 6.8% of our revenues for the three and nine months ended September 30, 2020, respectively, and approximately 38 currencies comprise 6.8% and 6.9% of our revenues for the three and nine months ended September 30, 2019, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2020, the net impact would have been a decrease in pre-tax income of $1.1 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2020, the net impact would have been an increase in pre-tax income of $6.0 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue:
Fee revenue:
Global workplace solutions	$837,698	14.8%	$793,213	13.4%	$2,400,595	14.2%	$2,249,433	13.4%
Property and advisory project management	312,381	5.5%	305,354	5.1%	919,448	5.4%	905,843	5.4%
Valuation	139,019	2.5%	154,861	2.6%	418,616	2.5%	442,238	2.6%
Loan servicing	58,013	1.0%	56,623	0.9%	171,743	1.0%	152,381	0.9%
Advisory leasing	536,132	9.5%	781,246	13.2%	1,653,367	9.8%	2,221,674	13.3%
Capital markets:
Advisory sales	346,650	6.1%	526,104	8.9%	1,018,853	6.0%	1,378,317	8.2%
Commercial mortgage origination	129,026	2.4%	163,839	2.8%	352,553	2.1%	424,717	2.5%
Investment management	99,935	1.8%	104,927	1.8%	324,745	1.9%	312,881	1.9%
Development services	69,677	1.2%	24,286	0.4%	217,948	1.3%	101,188	0.6%
Total fee revenue	2,528,531	44.8%	2,910,453	49.1%	7,477,868	44.2%	8,188,672	48.8%
Pass through costs also recognized as revenue	3,116,611	55.2%	3,014,648	50.9%	9,437,826	55.8%	8,586,012	51.2%
Total revenue	5,645,142	100.0%	5,925,101	100.0%	16,915,694	100.0%	16,774,684	100.0%
Costs and expenses:
Cost of revenue	4,564,579	80.9%	4,687,336	79.1%	13,676,790	80.9%	13,155,160	78.4%
Operating, administrative and other	794,227	14.1%	809,584	13.7%	2,355,099	13.9%	2,479,857	14.8%
Depreciation and amortization	127,725	2.2%	111,560	1.9%	357,903	2.1%	323,862	2.0%
Asset impairments	—	0.0%	—	0.0%	75,171	0.4%	89,037	0.5%
Total costs and expenses	5,486,531	97.2%	5,608,480	94.7%	16,464,963	97.3%	16,047,916	95.7%
Gain on disposition of real estate	52,797	0.9%	9	0.0%	75,132	0.4%	19,266	0.1%
Operating income	211,408	3.7%	316,630	5.3%	525,863	3.1%	746,034	4.4%
Equity income from unconsolidated subsidiaries	32,376	0.6%	25,796	0.5%	72,487	0.4%	120,233	0.7%
Other income	7,947	0.1%	941	0.0%	12,974	0.1%	26,163	0.2%
Interest expense, net of interest income	17,829	0.3%	21,846	0.4%	51,795	0.3%	67,638	0.4%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	—	0.0%	2,608	0.0%
Income before provision for income taxes	233,902	4.1%	321,521	5.4%	559,529	3.3%	822,184	4.9%
Provision for income taxes	49,062	0.8%	63,468	1.0%	119,047	0.7%	169,867	1.0%
Net income	184,840	3.3%	258,053	4.4%	440,482	2.6%	652,317	3.9%
Less: Net income attributable to non-controlling interests	708	0.0%	1,454	0.1%	2,258	0.0%	7,578	0.1%
Net income attributable to CBRE Group, Inc.	$184,132	3.3%	$256,599	4.3%	$438,224	2.6%	$644,739	3.8%
Adjusted EBITDA	$441,764	7.8%	$454,630	7.7%	$1,139,419	6.7%	$1,373,154	8.2%

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

EBITDA represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments. Amounts shown for adjusted EBITDA further remove (from EBITDA) the impact of costs associated with transformation initiatives, certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, integration and other costs related to acquisitions, costs associated with workforce optimization efforts in response to the COVID-19 pandemic and costs associated with our reorganization, including cost-savings initiatives. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.

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

Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to CBRE Group, Inc.	$184,132	$256,599	$438,224	$644,739
Add:
Depreciation and amortization	127,725	111,560	357,903	323,862
Asset impairments	—	—	75,171	89,037
Interest expense, net of interest income	17,829	21,846	51,795	67,638
Write-off of financing costs on extinguished debt	—	—	—	2,608
Provision for income taxes	49,062	63,468	119,047	169,867
EBITDA	378,748	453,473	1,042,140	1,297,751
Adjustments:
Costs associated with transformation initiatives (1)	55,374	—	55,374	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3,767	(3,360)	(11,517)	12,284
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	2,289	—	9,289	—
Costs incurred related to legal entity restructuring	1,061	—	4,995	—
Integration and other costs related to acquisitions	525	4,517	1,544	13,554
Costs associated with workforce optimization efforts (2)	—	—	37,594	—
Costs associated with our reorganization, including cost-savings initiatives (3)	—	—	—	49,565
Adjusted EBITDA	$441,764	$454,630	$1,139,419	$1,373,154

(1)

Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees. See Note 15 for further discussion.

(2)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $7.4 million was included within the “Cost of revenue” line item and $30.2 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for the nine months ended September 30, 2020.

(3)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

We reported consolidated net income of $184.1 million for the three months ended September 30, 2020 on revenue of $5.6 billion as compared to consolidated net income of $256.6 million on revenue of $5.9 billion for the three months ended September 30, 2019.

Our revenue on a consolidated basis for the three months ended September 30, 2020 decreased by $280.0 million, or 4.7%, as compared to the three months ended September 30, 2019. The revenue decrease reflects the impact of COVID-19 on our Advisory Services segment, which resulted in lower sales (down 34.1%) and leasing revenue (down 31.4%) as well as decreased commercial mortgage origination activity (down 21.2%). These declines were partially offset by higher revenue in our Global Workplace Solutions segment (up 4.7%) led by growth in our facilities management line of business, driven by its contractual nature, and improved revenue in our Real Estate Investments segment (up 31.3%) largely due to the Telford Acquisition. Foreign currency translation had a 0.6% positive impact on total revenue during the three months ended September 30, 2020, primarily driven by strength in the Australian dollar, British pound sterling and euro, partially offset by weakness in the Argentine peso, Brazilian real and Indian rupee.

Our cost of revenue on a consolidated basis decreased by $122.8 million, or 2.6%, during the three months ended September 30, 2020 as compared to the same period in 2019, primarily driven by lower commission expense. Our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our sales and lease revenue performance. Accordingly, the decrease in advisory sales and leasing revenue as a result of COVID-19 led to a corresponding decrease in commission expense. Lower bonuses in our Advisory Services segment attributable to lower revenue as a result of COVID-19 also contributed to the variance. Foreign currency translation had a 0.6% negative impact on total cost of revenue during the three months ended September 30, 2020. These items were largely offset by higher costs associated with our Global Workplace Solutions segment. We also incurred $15.7 million of costs (primarily employee separation benefits) related to certain transformation initiatives implemented by the company in the third quarter of 2020. Cost of revenue as a percentage of revenue increased to 80.9% for the three months ended September 30, 2020 from 79.1% for the three months ended September 30, 2019, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis decreased by $15.4 million, or 1.9%, for the three months ended September 30, 2020 as compared to the same period in 2019. The negative impact of COVID-19 on our operating results led to a corresponding decrease in compensation expense for equity awards. In addition, we reduced general business operating expenses such as travel and entertainment, marketing and employee events to improve financial performance for the three months ended September 30, 2020. These items were partially offset by an increase in certain costs as a result of COVID-19, including higher bad debt expense. We also incurred $39.7 million of costs, primarily related to employee separation benefits, lease termination costs and professional fees, as management commenced the implementation of certain transformation initiatives during the quarter ended September 30, 2020 to enable the company to prospectively reduce costs, streamline operations and support future growth. Additionally, investments were made in both people and technology associated with efforts to remediate material weaknesses in our Europe, Middle East and Africa (EMEA) region of our Global Workplace Solutions segment. Foreign currency translation also had a 0.9% negative impact on total operating expenses during the three months ended September 30, 2020. Operating expenses as a percentage of revenue increased slightly to 14.1% for the three months ended September 30, 2020 from 13.7% for the three months ended September 30, 2019, primarily attributable to our Advisory Services segment.

Our depreciation and amortization expense on a consolidated basis increased by $16.2 million, or 14.5%, during the three months ended September 30, 2020 as compared to the same period in 2019. This increase was primarily attributable to a rise in depreciation expense of $15.5 million during the three months ended September 30, 2020 driven by technology-related capital expenditures.

Our gain on disposition of real estate on a consolidated basis was $52.8 million for the three months ended September 30, 2020, which was a substantial increase over the prior year period. These gains resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $6.6 million, or 25.5%, during the three months ended September 30, 2020 as compared to the same period in 2019, primarily driven by higher equity earnings in our investment management line of business within our Real Estate Investments segment, partially offset by lower equity earnings in our Advisory Services segment.

Our consolidated interest expense, net of interest income, decreased by $4.0 million, or 18.4%, for the three months ended September 30, 2020 as compared to the same period in 2019. This was primarily due to lower interest expense on borrowings associated with our credit agreement (driven by lower interest rates) as well as reduced net interest expense overseas associated with cash pooling arrangements.

Our provision for income taxes on a consolidated basis was $49.1 million for the three months ended September 30, 2020 as compared to $63.5 million for the three months ended September 30, 2019. The decrease of $14.4 million was primarily related to the corresponding decrease in our consolidated pre-tax book income. Our effective tax rate increased to 21.0% for the three months ended September 30, 2020 from 19.7% for the three months ended September 30, 2019 primarily due to a larger impact on a percentage basis of unfavorable permanent book tax differences in certain non-U.S. jurisdictions due to lower pre-tax book income.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

We reported consolidated net income of $438.2 million for the nine months ended September 30, 2020 on revenue of $16.9 billion as compared to consolidated net income of $644.7 million on revenue of $16.8 billion for the nine months ended September 30, 2019.

Our revenue on a consolidated basis for the nine months ended September 30, 2020 increased by $141.0 million, or 0.8%, as compared to the nine months ended September 30, 2019. The revenue increase reflects higher revenue in our Global Workplace Solutions segment (up 10.2%) led by growth in our facilities management line of business, driven by its contractual nature, and improved revenue in our Real Estate Investments segment (up 31.1%) largely due to the Telford Acquisition. These increases were partially offset by decreases in revenue in our Advisory Services segment due to the impact of COVID-19, including lower sales (down 26.1%) and leasing revenue (down 25.6%) as well as decreased commercial mortgage origination activity (down 17.0%). Foreign currency translation had a 0.6% negative impact on total revenue during the nine months ended September 30, 2020, primarily driven by weakness in the Australian dollar, Argentine peso, Brazilian real and Indian rupee, partially offset by strength in the British pound sterling.

Our cost of revenue on a consolidated basis increased by $521.6 million, or 4.0%, during the nine months ended September 30, 2020 as compared to the same period in 2019. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment and higher costs in our Real Estate Investments segment due to the Telford Acquisition. We also incurred $15.7 million of costs (primarily employee separation benefits) related to certain transformation initiatives implemented by the company in the third quarter of 2020. These items were partially offset by lower commission expense incurred during the nine months ended September 30, 2020. As previously mentioned, our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our sales and lease revenue performance. Accordingly, the decrease in advisory sales and leasing revenue led to a corresponding decrease in commission expense. Foreign currency translation had a 0.6% positive impact on total cost of revenue during the nine months ended September 30, 2020. Cost of revenue as a percentage of revenue increased to 80.9% for the nine months ended September 30, 2020 from 78.4% for the nine months ended September 30, 2019, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior year period.

Our operating, administrative and other expenses on a consolidated basis decreased by $124.8 million, or 5.0%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The negative impact of COVID-19 on our operating results led to corresponding decreases in bonus, compensation expense for equity awards and carried interest expense. In addition, we reduced certain operating expenses such as travel and entertainment, marketing and employee events to improve financial performance. During the first half of 2019, we incurred $47.0 million of costs in connection with our reorganization, which did not recur in the current period. Foreign currency translation also had a 0.6% positive impact on total operating expenses during the nine months ended September 30, 2020. These items were partially offset by $39.7 million of costs, primarily related to employee separation benefits, lease termination costs and professional fees, as management commenced the implementation of certain transformation initiatives during the quarter ended September 30, 2020 to enable the company to prospectively reduce costs, streamline operations and support future growth. During the nine months ended September 30, 2020, we also incurred higher incremental costs associated with Telford, which we acquired on October 1, 2019 (nine months of operating expenses incurred in 2020 versus $13.3 million of transaction costs incurred pre-acquisition during the nine months ended September 30, 2019), rent expense for our new flexible space offering and higher bad debt expense as a result of COVID-19. We also incurred $30.2 million of costs (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. Lastly, in the first half of 2020, we saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund. Operating expenses as a percentage of revenue decreased to 13.9% for the nine months ended September 30, 2020 from 14.8% for the nine months ended September 30, 2019, reflecting the operating leverage inherent in our business.

Our depreciation and amortization expense on a consolidated basis increased by $34.0 million, or 10.5%, during the nine months ended September 30, 2020 as compared to the same period in 2019. This increase was primarily attributable to a rise in depreciation expense of $34.8 million during the nine months ended September 30, 2020 driven by technology-related capital expenditures.

Our asset impairments on a consolidated basis totaled $75.2 million and $89.0 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. As a result of the recent global economic disruption and uncertainty due to COVID‑19, we deemed there to be triggering events in the first quarter of 2020 that required testing of certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to COVID‑19. During the nine months ended September 30, 2019, we recorded a non-cash intangible asset impairment charge of $89.0 million in our Real Estate Investments segment. This non-cash write-off resulted from a review of the anticipated cash flows and the decrease in assets under management in our public securities business driven in part by continued industry-wide shift in investor preference for passive investment programs.

Our gain on disposition of real estate on a consolidated basis increased by $55.9 million, or 290.0%, during the nine months ended September 30, 2020 as compared to the same period in 2019. These gains resulted from property sales within our Real Estate Investments segment.

Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $47.7 million, or 39.7%, during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily driven by lower equity earnings associated with gains on property sales reported in our Real Estate Investments segment.

Our consolidated interest expense, net of interest income, decreased by $15.8 million, or 23.4%, for the nine months ended September 30, 2020 as compared to the same period in 2019. This was primarily due to lower interest expense on borrowings associated with our credit agreement (driven by lower interest rates) as well as reduced net interest expense overseas associated with cash pooling arrangements.

Our write-off of financing costs on extinguished debt on a consolidated basis was $2.6 million for the nine months ended September 30, 2019. These costs were incurred in connection with the refinancing of our credit agreement.

Our provision for income taxes on a consolidated basis was $119.0 million for the nine months ended September 30, 2020 as compared to $169.9 million for the nine months ended September 30, 2019. The decrease of approximately $50.9 million was primarily related to the corresponding decrease in consolidated pre-tax book income. Our effective tax rate increased to 21.3% for the nine months ended September 30, 2020 from 20.7% for the nine months ended September 30, 2019 primarily due to a larger impact on a percentage basis of unfavorable permanent book tax differences in certain non-U.S. jurisdictions due to lower pre-tax book income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID‑19 pandemic. The CARES Act has not had, nor is it expected to have, a significant impact on our effective tax rate for 2020.

Segment Operations

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services

The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue:
Fee revenue:
Property and advisory project management	$312,381	17.8%	$305,354	13.6%	$919,448	17.6%	$905,843	14.5%
Valuation	139,019	7.9%	154,861	6.9%	418,616	8.0%	442,238	7.1%
Loan servicing	58,013	3.3%	56,623	2.5%	171,743	3.3%	152,381	2.4%
Advisory leasing	536,132	30.6%	781,246	34.9%	1,653,367	31.6%	2,221,674	35.5%
Capital markets:
Advisory sales	346,650	19.8%	526,104	23.5%	1,018,853	19.4%	1,378,317	22.0%
Commercial mortgage origination	129,026	7.3%	163,839	7.3%	352,553	6.7%	424,717	6.8%
Total fee revenue	1,521,221	86.7%	1,988,027	88.7%	4,534,580	86.6%	5,525,170	88.3%
Pass through costs also recognized as revenue	232,944	13.3%	252,685	11.3%	704,038	13.4%	728,902	11.7%
Total revenue	1,754,165	100.0%	2,240,712	100.0%	5,238,618	100.0%	6,254,072	100.0%
Costs and expenses:
Cost of revenue	1,085,748	61.9%	1,369,710	61.1%	3,210,998	61.3%	3,762,749	60.2%
Operating, administrative and other	480,185	27.4%	530,919	23.7%	1,450,929	27.7%	1,572,233	25.1%
Depreciation and amortization	90,494	5.1%	79,280	3.6%	250,591	4.8%	225,681	3.6%
Operating income	97,738	5.6%	260,803	11.6%	326,100	6.2%	693,409	11.1%
Equity income from unconsolidated subsidiaries	1,183	0.1%	3,616	0.1%	769	0.0%	7,427	0.1%
Other income	7,787	0.4%	2,263	0.1%	14,606	0.3%	5,422	0.1%
Less: Net income attributable to non-controlling interests	155	0.0%	480	0.0%	611	0.0%	470	0.0%
Add-back: Depreciation and amortization	90,494	5.1%	79,280	3.6%	250,591	4.8%	225,681	3.6%
EBITDA	197,047	11.2%	345,482	15.4%	591,455	11.3%	931,469	14.9%
Adjustments:
Costs associated with transformation initiatives (1)	38,261	2.2%	—	0.0%	38,261	0.7%	—	0.0%
Costs incurred related to legal entity restructuring	1,061	0.1%	—	0.0%	4,995	0.1%	—	0.0%
Costs associated with workforce optimization efforts (2)	—	0.0%	—	0.0%	27,418	0.5%	—	0.0%
Costs associated with our reorganization, including cost-savings initiatives (3)	—	0.0%	—	0.0%	—	0.0%	11,088	0.2%
Integration and other costs related to acquisitions	—	0.0%	—	0.0%	—	0.0%	303	0.0%
Adjusted EBITDA and Adjusted EBITDA on revenue margin	$236,369	13.5%	$345,482	15.4%	$662,129	12.6%	$942,860	15.1%
Adjusted EBITDA on fee revenue margin		15.5%		17.4%		14.6%		17.1%

(1)

Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees. See Note 15 for further discussion.

(2)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $6.1 million was included within the “Cost of revenue” line item and $21.3 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for the nine months ended September 30, 2020.

(3)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue decreased by $486.5 million, or 21.7%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The revenue decrease primarily reflects the impact of COVID-19, which resulted in lower sales and leasing revenue as well as decreased commercial mortgage origination activity. Foreign currency translation had a 0.4% positive impact on total revenue during the three months ended September 30, 2020, primarily driven by strength in the British pound sterling and euro, partially offset by weakness in the Brazilian real.

Cost of revenue decreased by $284.0 million, or 20.7%, for the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to reduced commission expense resulting from lower sales and leasing revenue as a result of COVID-19. Lower bonuses attributable to lower revenue as a result of COVID-19 also contributed to the decrease. These decreases were partially offset by $11.8 million of costs (primarily employee separation benefits) related to certain transformation initiatives implemented by the company in the third quarter of 2020. In addition, foreign currency translation had a 0.5% negative impact on total cost of revenue during the three months ended September 30, 2020. Cost of revenue as a percentage of revenue was relatively consistent at 61.9% for the three months ended September 30, 2020 versus 61.1% for the same period in 2019.

Operating, administrative and other expenses decreased by $50.7 million, or 9.6%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The negative impact of COVID-19 on our operating results led to corresponding decreases in bonus and compensation expense for equity awards. In addition, to improve financial performance, we reduced certain operating expenses such as travel and entertainment, marketing, employee events and costs for 3rd party consultants. A reduction to general business operating expenses such as timing for our E&O insurance premium expense for the three months ended September 30, 2020, also contributed to the decline. These items were partially offset by an increase in certain costs as a result of COVID-19, including higher bad debt expense. Foreign currency translation also had a 0.5% negative impact on total operating expenses during the three months ended September 30, 2020. We also incurred $26.5 million of costs, primarily related to employee separation benefits, lease termination costs and professional fees, as management commenced the implementation of certain transformation initiatives during the quarter ended September 30, 2020 to enable the company to prospectively reduce costs, streamline operations and support future growth.

In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended September 30, 2020, MSRs contributed to operating income $54.5 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $34.0 million of amortization of related intangible assets. For the three months ended September 30, 2019, MSRs contributed to operating income $59.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $32.8 million of amortization of related intangible assets.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue decreased by $1.0 billion, or 16.2%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The revenue decrease primarily reflects the impact of COVID-19, which resulted in lower sales and leasing revenue as well as decreased commercial mortgage origination activity. Foreign currency translation had a 0.6% negative impact on total revenue during the nine months ended September 30, 2020, primarily driven by weakness in the Australian dollar, Brazilian real and Indian rupee.

Cost of revenue decreased by $551.8 million, or 14.7%, for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to reduced commission expense resulting from lower sales and leasing revenue as a result of COVID-19. Foreign currency translation also had a 0.6% positive impact on total cost of revenue during the nine months ended September 30, 2020. These decreases were partially offset by $11.8 million of costs (primarily employee separation benefits) related to certain transformation initiatives implemented by the company in the third quarter of 2020. Cost of revenue as a percentage of revenue increased slightly to 61.3% for the nine months ended September 30, 2020 from 60.2% for the nine months ended September 30, 2019.

Operating, administrative and other expenses decreased by $121.3 million, or 7.7%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The negative impact of COVID-19 on our operating results led to corresponding decreases in bonus and compensation expense for equity awards. In addition, to improve financial performance, we reduced certain operating expenses such as travel and entertainment, marketing and employee events. During the first half of 2019, we incurred $10.5 million of costs in connection with our reorganization, which did not recur in the current period. Foreign currency translation also had a 0.7% positive impact on total operating expenses during the nine months ended September 30, 2020. These items were partially offset by $26.5 million of costs, primarily related to employee separation benefits, lease termination costs and professional fees, as management commenced the implementation of certain transformation initiatives during the quarter ended September 30, 2020 to enable the company to prospectively reduce costs, streamline operations and support future growth. We also incurred certain costs as a result of COVID-19, including higher bad debt expense. We also incurred $21.3 million of costs (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. Lastly, in the first half of 2020, we saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund.

For the nine months ended September 30, 2020, MSRs contributed to operating income $127.8 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $96.4 million of amortization of related intangible assets. For the nine months ended September 30, 2019, MSRs contributed to operating income $142.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $89.8 million of amortization of related intangible assets.

Global Workplace Solutions

The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue:
Fee revenue:
Global workplace solutions	$837,698	22.5%	$793,213	22.3%	$2,400,595	21.6%	$2,249,433	22.3%
Total fee revenue	837,698	22.5%	793,213	22.3%	2,400,595	21.6%	2,249,433	22.3%
Pass through costs also recognized as revenue	2,883,667	77.5%	2,761,963	77.7%	8,733,788	78.4%	7,857,110	77.7%
Total revenue	3,721,365	100.0%	3,555,176	100.0%	11,134,383	100.0%	10,106,543	100.0%
Costs and expenses:
Cost of revenue	3,438,447	92.4%	3,317,626	93.3%	10,340,338	92.9%	9,392,411	92.9%
Operating, administrative and other	159,830	4.3%	139,919	3.9%	461,155	4.1%	451,629	4.5%
Depreciation and amortization	31,329	0.8%	29,710	0.9%	92,273	0.8%	89,032	0.9%
Asset impairments	—	0.0%	—	0.0%	50,171	0.5%	—	0.0%
Operating income	91,759	2.5%	67,921	1.9%	190,446	1.7%	173,471	1.7%
Equity income (loss) from unconsolidated subsidiaries	279	0.0%	307	0.0%	606	0.0%	(851)	0.0%
Other income (loss)	43	0.0%	(2,737)	(0.1%)	155	0.0%	(1,231)	0.0%
Less: Net loss attributable to non-controlling interests	—	0.0%	(8)	0.0%	—	0.0%	(271)	0.0%
Add-back: Depreciation and amortization	31,329	0.8%	29,710	0.9%	92,273	0.8%	89,032	0.9%
Add-back: Asset impairments	—	0.0%	—	0.0%	50,171	0.5%	—	0.0%
EBITDA	123,410	3.3%	95,209	2.7%	333,651	3.0%	260,692	2.6%
Adjustments:
Costs associated with transformation initiatives (1)	17,113	0.5%	—	0.0%	17,113	0.2%	—	0.0%
Costs associated with workforce optimization efforts (2)	—	0.0%	—	0.0%	5,004	0.0%	—	0.0%
Costs associated with our reorganization, including cost-savings initiatives (3)	—	0.0%	—	0.0%	—	0.0%	38,256	0.4%
Adjusted EBITDA and Adjusted EBITDA on revenue margin	$140,523	3.8%	$95,209	2.7%	$355,768	3.2%	$298,948	3.0%
Adjusted EBITDA on fee revenue margin		16.8%		12.0%		14.8%		13.3%

(1)

Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees. See Note 15 for further discussion.

(2)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $1.2 million was included within the “Cost of revenue” line item and $3.8 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for the nine months ended September 30, 2020.

(3)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue increased by $166.2 million, or 4.7%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 0.7% positive impact on total revenue during the three months ended September 30, 2020, primarily driven by strength in the British pound sterling and euro, partially offset by weakness in the Argentine peso, Brazilian real and Indian rupee.

Cost of revenue increased by $120.8 million, or 3.6%, for the three months ended September 30, 2020 as compared to the same period in 2019, driven by the higher revenue. We also incurred $3.9 million of costs (primarily employee separation benefits) related to certain transformation initiatives implemented by the company in the third quarter of 2020. In addition, foreign currency translation had a 0.7% negative impact on total cost of revenue during the three months ended September 30, 2020. Cost of revenue as a percentage of revenue decreased slightly to 92.4% for the three months ended September 30, 2020 from 93.3% for the same period in 2019.

Operating, administrative and other expenses increased by $19.9 million, or 14.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was largely attributable to $13.2 million of costs, primarily related to employee separation benefits, lease termination costs and professional fees, as management commenced the implementation of certain transformation initiatives during the quarter ended September 30, 2020 to enable the company to prospectively reduce costs, streamline operations and support future growth. In addition, in the nine months ended September 30, 2020, investments were made in both people and technology associated with efforts to remediate material weaknesses in our Europe, Middle East and Africa (EMEA) region. Foreign currency translation also had a 1.4% negative impact on total operating expenses during the three months ended September 30, 2020. These increases were partially offset by a reduction to certain operating expenses, such as travel and entertainment costs, in the third quarter of 2020 as a result of COVID-19.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue increased by $1.0 billion, or 10.2%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 0.6% negative impact on total revenue during the nine months ended September 30, 2020, primarily driven by weakness in the Argentine peso, Brazilian real and Indian rupee, partially offset by strength in the British pound sterling.

Cost of revenue increased by $947.9 million, or 10.1%, for the nine months ended September 30, 2020 as compared to the same period in 2019, driven by the higher revenue. We also incurred $3.9 million of costs (primarily employee separation benefits) related to certain transformation initiatives implemented by the company in the third quarter of 2020. Foreign currency translation had a 0.6% positive impact on total cost of revenue during the nine months ended September 30, 2020. Cost of revenue as a percentage of revenue was consistent at 92.9% for the nine months ended September 30, 2020 and September 30, 2019.

Operating, administrative and other expenses increased by $9.5 million, or 2.1%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase was largely attributable to $13.2 million of costs, primarily related to employee separation benefits, lease termination costs and professional fees, as management commenced the implementation of certain transformation initiatives during the quarter ended September 30, 2020 to enable the company to prospectively reduce costs, streamline operations and support future growth. Certain costs were also incurred as a result of COVID-19, including higher bad debt expense, and $3.8 million of costs incurred (mainly severance) primarily related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. During the nine months ended September 30, 2020, investments were also made in both people and technology associated with efforts to remediate material weaknesses in our Europe, Middle East and Africa (EMEA) region. Lastly, in the first half of 2020, we also saw an increase in charitable donations largely driven by a sizeable donation by the Company to its COVID-19 Relief Fund. These increases were partially offset by a reduction to certain operating expenses, such as travel and entertainment costs, during the nine months ended September 30, 2020 as a result of COVID-19. Additionally, during the first half of 2019, we incurred $36.3 million of costs in connection with our reorganization, which did not recur in the current period. Foreign currency translation also had a 0.8% positive impact on total operating expenses during the nine months ended September 30, 2020.

Real Estate Investments

The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue:
Investment management	$99,935	58.9%	$104,927	81.2%	$324,745	59.8%	$312,881	75.6%
Development services	69,677	41.1%	24,286	18.8%	217,948	40.2%	101,188	24.4%
Total revenue	169,612	100.0%	129,213	100.0%	542,693	100.0%	414,069	100.0%
Costs and expenses:
Cost of revenue	40,384	23.8%	—	0.0%	125,454	23.1%	—	0.0%
Operating, administrative and other	154,212	90.9%	138,746	107.4%	443,015	81.6%	455,995	110.1%
Depreciation and amortization	5,902	3.5%	2,570	2.0%	15,039	2.8%	9,149	2.2%
Asset impairments	—	0.0%	—	0.0%	25,000	4.6%	89,037	21.5%
Gain on disposition of real estate	52,797	31.1%	9	0.0%	75,132	13.8%	19,266	4.7%
Operating income (loss)	21,911	12.9%	(12,094)	(9.4%)	9,317	1.7%	(120,846)	(29.1%)
Equity income from unconsolidated subsidiaries	30,914	18.2%	21,873	17.0%	71,112	13.1%	113,657	27.4%
Other income (loss)	117	0.1%	1,415	1.1%	(1,787)	(0.3%)	21,972	5.3%
Less: Net income attributable to non-controlling interests	553	0.3%	982	0.8%	1,647	0.3%	7,379	1.8%
Add-back: Depreciation and amortization	5,902	3.5%	2,570	2.0%	15,039	2.8%	9,149	2.2%
Add-back: Asset impairments	—	0.0%	—	0.0%	25,000	4.6%	89,037	21.5%
EBITDA	58,291	34.4%	12,782	9.9%	117,034	21.6%	105,590	25.5%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3,767	2.2%	(3,360)	(2.6%)	(11,517)	(2.2%)	12,284	3.0%
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	2,289	1.3%	—	0.0%	9,289	1.7%	—	0.0%
Integration and other costs related to acquisitions	525	0.3%	4,517	3.5%	1,544	0.3%	13,251	3.1%
Costs associated with workforce optimization efforts (1)	—	0.0%	—	0.0%	5,172	1.0%	—	0.0%
Costs associated with our reorganization, including cost-savings initiatives (2)	—	0.0%	—	0.0%	—	0.0%	221	0.1%
Adjusted EBITDA	$64,872	38.2%	$13,939	10.8%	$121,522	22.4%	$131,346	31.7%

(1)

Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the COVID-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort and were included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for the nine months ended September 30, 2020.

(2)	Primarily represents severance costs related to headcount reductions in connection with our reorganization announced in the third quarter of 2018 that became effective January 1, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue increased by $40.4 million, or 31.3%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily driven by the Telford Acquisition in our development services line of business as well as increased asset management fees. These increases were partially offset by lower carried interest revenue and decreases in incentive and development fees due to the impact of COVID-19. Foreign currency translation had a 2.2% positive impact on total revenue during the three months ended September 30, 2020, primarily driven by strength in the British pound sterling and euro.

Cost of revenue was $40.4 million for the three months ended September 30, 2020 and was attributable to Telford, thus there is no prior period comparison.

Operating, administrative and other expenses increased by $15.5 million, or 11.1%, for the three months ended September 30, 2020 as compared to the same period in 2019. This was primarily attributable to an increase in bonuses in our development services line of business given higher gains on property sales and increased equity income from unconsolidated subsidiaries. Foreign currency translation also had a 1.9% negative impact on total operating expenses during the three months ended September 30, 2020. These items were partially offset by a reduction to certain operating expenses, such as travel and entertainment costs, in the third quarter of 2020 as a result of COVID-19.

A roll forward of our AUM by product type for the three months ended September 30, 2020 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2020	$41.9	$61.2	$6.5	$109.6
Inflows	1.6	1.7	0.3	3.6
Outflows	(0.2)	(1.0)	(0.3)	(1.5)
Market appreciation (depreciation)	1.5	1.0	0.3	2.8
Balance at September 30, 2020	$44.8	$62.9	$6.8	$114.5

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

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue increased by $128.6 million, or 31.1%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily driven by the Telford Acquisition in our development services line of business as well as higher carried interest revenue and increased asset management fees. These increases were partially offset by decreases in acquisition, disposition, incentive and development fees due to the impact of COVID-19. Foreign currency translation had a 0.1% negative impact on total revenue during the nine months ended September 30, 2020, primarily driven by weakness in the euro.

Cost of revenue was $125.5 million for the nine months ended September 30, 2020 and was attributable to Telford, thus there is no prior period comparison.

Operating, administrative and other expenses decreased by $13.0 million, or 2.8%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The negative impact of COVID-19 on our operating results led to a corresponding decrease in carried interest expense. We also reduced certain operating expenses, such as travel and entertainment costs, in the nine months ended September 30, 2020 as a result of COVID-19. During the first half of 2019, we also incurred $5.2 million of costs in connection with our reorganization, which did not recur in the current period. These decreases were partially offset by higher incremental costs associated with Telford, which we acquired on October 1, 2019 (nine months of operating expenses incurred in 2020 versus $13.3 million of transaction costs incurred pre-acquisition during the nine months ended September 30, 2019) and rent expense for our new flexible space offering for the nine months ended September 30, 2020. Foreign currency translation had a negligible impact on total operating expenses during the nine months ended September 30, 2020.

A roll forward of our AUM by product type for the nine months ended September 30, 2020 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2020	$40.1	$64.9	$7.9	$112.9
Inflows	4.4	5.8	1.1	11.3
Outflows	(1.3)	(6.4)	(1.3)	(9.0)
Market appreciation (depreciation)	1.6	(1.4)	(0.9)	(0.7)
Balance at September 30, 2020	$44.8	$62.9	$6.8	$114.5

We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. During the nine months ended September 30, 2020, we incurred $161.9 million of capital expenditures, net of tenant concessions received, which includes approximately $71.7 million related to technology enablement. Due to the uncertainty caused by COVID‑19, we expect our 2020 net capital expenditures to be meaningfully lower than initially forecast in our 2019 Annual Report. As of September 30, 2020, we had aggregate commitments of $84.0 million to fund future co-investments in our Real Estate Investments business, $10.4 million of which is expected to be funded in 2020. Additionally, as of September 30, 2020, we are committed to fund $41.0 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of September 30, 2020, we had $2.8 billion of borrowings available under our revolving credit facility and $1.4 billion of cash and cash equivalents available for general corporate use.

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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase price payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2020, we had accrued $89.7 million ($20.6 million of which was a current liability) of deferred purchase consideration, which was included in accounts payable and accrued expenses and in other long-term liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Lastly, as described in our 2019 Annual Report, our board of directors has authorized a program for the company to repurchase up to $500.0 million of our Class A common stock. As of December 31, 2019, $400.0 million was available for share repurchases under the authorized repurchase program. During the three months ended March 31, 2020, we spent $50.0 million to repurchase, through an existing stock repurchase plan entered into pursuant to Rule 10b5-1 under the Exchange Act, 1,050,084 shares of our Class A common stock with an average price paid per share of $47.62. We did not repurchase any of our stock during the three months ended June 30, 2020 and the three months ended September 30, 2020. As of October 29, 2020, we had $350.0 million of capacity remaining under our current stock repurchase program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future stock repurchases with existing cash. We may utilize our stock repurchase program to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of future repurchases, and the actual amounts repurchased, will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Historical Cash Flows

Operating Activities

Net cash provided by operating activities totaled $860.6 million for the nine months ended September 30, 2020, an increase of $685.9 million as compared to the nine months ended September 30, 2019. The company experienced an overall increase in net working capital of approximately $886.7 million, partially offset by lower net income of $211.8 million as compared to the same period in the previous year. The positive impact from net working capital was largely attributable to a decrease in accounts receivable due to a heightened focus on cash collections across our businesses, and lower corporate income tax payments, partially offset by a net decrease to accounts payable and accrued expenses, as well as compensation payable and accrued bonus.

Investing Activities

Net cash used in investing activities totaled $206.5 million for the nine months ended September 30, 2020, a decrease of $65.2 million as compared to the nine months ended September 30, 2019. This decrease was largely driven by lower capital expenditures, greater distributions received from unconsolidated subsidiaries as well as lower contributions to unconsolidated subsidiaries during the nine months ended September 30, 2020. This was partially offset by higher amounts paid for in-fill acquisitions during the nine months ended September 30, 2020.

Financing Activities

Net cash used in financing activities totaled $111.3 million for the nine months ended September 30, 2020, an increase of $59.4 million as compared to the nine months ended September 30, 2019. The increase was primarily due to a decrease in net borrowings of $52.0 million from our revolving credit facility and $43.2 million in lower net contributions received from non-controlling interests for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, partially offset by the impact of $44.1 million in less proceeds used for repurchase of common stock during the current period.

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

The 2019 Credit Agreement is a senior unsecured credit facility. As of September 30, 2020, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date; and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

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

	September 30,	December 31,
	2020	2019
Balance Sheet Data:
Current assets	$3,129,883	$2,901,618
Noncurrent assets (1)	5,200,369	5,610,084
Total assets (1)	8,330,252	8,511,702

Current liabilities	$2,915,488	$2,893,775
Noncurrent liabilities	2,215,211	2,201,269
Total liabilities	5,130,699	5,095,044

	Nine Months Ended September 30,
	2020	2019
Statement of Operations Data:
Revenue	$9,410,167	$9,626,821
Operating income	207,270	439,104
Net income	188,518	447,936

(1)

Includes $303.1 million and $574.6 million as of September 30, 2020 and December 31, 2019, respectively, of intercompany loan receivables from non-guarantor subsidiaries. All intercompany balances and transactions between CBRE Group, CBRE Services and the guarantor subsidiaries have been eliminated.

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

•

the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2019 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended Mach 31, 2020, and our Quarterly Report on Form 10-Q for the quarter ended June, 30, 2020, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).

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

Interest Rates

We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of September 30, 2020, we did not have any outstanding interest rate swap agreements.

The estimated fair value of our senior term loans was approximately $752.7 million at September 30, 2020. Based on dealers’ quotes, the estimated fair values of our 4.875% senior notes and 5.25% senior notes were $697.4 million and $482.6 million, respectively, at September 30, 2020.

We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2020, the net impact of the additional interest cost would be a decrease of $5.8 million on pre-tax income and a decrease of $5.8 million in cash provided by operating activities for the nine months ended September 30, 2020.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Senior Vice President, Corporate Finance, our Chief Administrative Officer, our Chief Communication Officer, our Vice President of Global SOX Assurance, our Senior Officers of significant business lines and other select employees.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of September 30, 2020 due to the material weaknesses in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Annual Report).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018

3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020

10.1	CBRE Group, Inc. Amended and Restated Change in Control and Severance Plan for Senior Management, including form of Designation Letter +					X

22.1	Subsidiary Guarantors of CBRE Group, Inc.’s Registered Debt					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Denotes a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: October 29, 2020	/s/ Leah C. Stearns
Leah C. Stearns
Chief Financial Officer (Duly Authorized Officer)