Form 10-Q
period 2021-03-31
CBRE GROUP, INC.
filed 2021-04-29
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________
Commission File Number
001-32205
___________________________________________________________
CBRE GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware		94-3391143
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
2100 McKinney Avenue, Suite 1250
Dallas, Texas		75201
(Address of principal executive offices)		(Zip Code)
(214) 979-6100
(Registrant's telephone number, including area code)
_____________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at April 23, 2021 was 335,657,390.

FORM 10-Q
March 31, 2021

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,910,326	$1,896,188
Restricted cash	91,381	143,059
Receivables, less allowance for doubtful accounts of $88,972 and $95,533 at March 31, 2021 and December 31, 2020, respectively	4,232,561	4,394,954
Warehouse receivables	686,317	1,411,170
Prepaid expenses	281,658	294,992
Contract assets	313,648	318,191
Income taxes receivable	71,681	93,756
Other current assets	318,719	293,321
Total Current Assets	7,906,291	8,845,631
Property and equipment, net	774,301	815,009
Goodwill	3,804,678	3,821,609
Other intangible assets, net of accumulated amortization of $1,603,208 and $1,556,537 at March 31, 2021 and December 31, 2020, respectively	1,370,484	1,367,913
Operating lease assets	1,000,729	1,020,352
Investments in unconsolidated subsidiaries (with $309,749 and $116,314 at fair value at March 31, 2021 and December 31, 2020, respectively)	682,559	452,365
Non-current contract assets	135,587	153,636
Real estate under development	295,494	277,630
Non-current income taxes receivable	37,130	43,555
Deferred tax assets, net	90,320	91,529
Investments held in trust - special purpose acquisition company	402,507	402,501
Other assets, net	748,648	747,413
Total Assets	$17,248,728	$18,039,143
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,469,434	$2,692,939
Compensation and employee benefits payable	1,353,219	1,287,383
Accrued bonus and profit sharing	657,552	1,183,786
Operating lease liabilities	206,772	208,526
Contract liabilities	174,413	162,045
Income taxes payable	64,105	57,892
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	675,473	1,383,964
Other short-term borrowings	5,425	5,330
Current maturities of long-term debt	1,402	1,514
Other current liabilities	165,008	160,604
Total Current Liabilities	5,772,803	7,143,983
Long-term debt, net of current maturities	1,848,346	1,380,202
Non-current operating lease liabilities	1,090,740	1,116,795
Non-current tax liabilities	93,885	87,954
Non-current income taxes payable	54,761	54,761
Deferred tax liabilities, net	123,562	124,485
Other liabilities	608,848	625,303
Total Liabilities	9,592,945	10,533,483
Commitments and contingencies	—	—
Non-controlling interest subject to possible redemption - special purpose acquisition company	384,399	385,573
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,918,173 and 335,561,345 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,359	3,356
Additional paid-in capital	1,013,287	1,074,639
Accumulated earnings	6,796,259	6,530,057
Accumulated other comprehensive loss	(582,535)	(529,726)
Total CBRE Group, Inc. Stockholders’ Equity	7,230,370	7,078,326
Non-controlling interests	41,014	41,761
Total Equity	7,271,384	7,120,087
Total Liabilities and Equity	$17,248,728	$18,039,143
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$5,938,879	$5,889,168
Costs and expenses:
Cost of revenue	4,719,546	4,712,674
Operating, administrative and other	828,327	790,066
Depreciation and amortization	122,078	113,794
Asset impairments	—	75,171
Total costs and expenses	5,669,951	5,691,705
Gain on disposition of real estate	156	22,827
Operating income	269,084	220,290
Equity income from unconsolidated subsidiaries	83,594	20,631
Other income (loss)	2,732	(193)
Interest expense, net of interest income	10,106	16,016
Income before provision for income taxes	345,304	224,712
Provision for income taxes	76,327	51,182
Net income	268,977	173,530
Less: Net income attributable to non-controlling interests	2,775	1,335
Net income attributable to CBRE Group, Inc.	$266,202	$172,195
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.79	$0.51
Weighted average shares outstanding for basic income per share	335,860,494	334,969,826
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.78	$0.51
Weighted average shares outstanding for diluted income per share	339,580,504	339,737,911
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$268,977	$173,530
Other comprehensive loss:
Foreign currency translation loss	(52,346)	(172,374)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	107	114
Unrealized holding (losses) gains on available for sale debt securities, net of tax	(678)	909
Total other comprehensive loss	(52,917)	(171,351)
Comprehensive income	216,060	2,179
Less: Comprehensive income attributable to non-controlling interests	2,667	1,275
Comprehensive income attributable to CBRE Group, Inc.	$213,393	$904
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268,977	$173,530
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	122,078	113,794
Amortization of financing costs	1,609	1,501
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(72,045)	(52,373)
Asset impairments	—	75,171
Net realized and unrealized (gains) losses, primarily from investments	(2,732)	193
Provision for doubtful accounts	731	9,059
Net compensation expense (reversal) for equity awards	35,786	(1,239)
Equity income from unconsolidated subsidiaries	(83,594)	(20,631)
Distribution of earnings from unconsolidated subsidiaries	32,986	29,185
Proceeds from sale of mortgage loans	4,643,685	3,595,631
Origination of mortgage loans	(3,909,261)	(3,859,407)
(Decrease) increase in warehouse lines of credit	(708,491)	281,657
Tenant concessions received	1,578	13,292
Purchase of equity securities	(2,398)	(3,559)
Proceeds from sale of equity securities	3,017	4,925
(Increase) decrease in real estate under development	(15,901)	7,742
Decrease in receivables, prepaid expenses and other assets (including contract and lease assets)	161,221	52,796
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(245,522)	(27,089)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(469,213)	(605,950)
Decrease in net income taxes receivable/payable	41,660	108,609
Other operating activities, net	2,381	(25,610)
Net cash used in operating activities	(193,448)	(128,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,597)	(62,241)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(2,726)	(25,897)
Contributions to unconsolidated subsidiaries	(168,392)	(32,155)
Distributions from unconsolidated subsidiaries	6,795	18,994
Other investing activities, net	16	9,068
Net cash used in investing activities	(193,904)	(92,231)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	331,671
Repayment of revolving credit facility	—	(331,701)
Proceeds from notes payable on real estate	23,737	—
Proceeds from issuance of 2.500% senior notes	492,255	—
Repurchase of common stock	(61,108)	(50,028)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(512)	(6,230)
Units repurchased for payment of taxes on equity awards	(34,883)	(36,873)
Non-controlling interest contributions	72	622
Non-controlling interest distributions	(2,652)	(497)
Other financing activities, net	(14,943)	(8,377)
Net cash provided by (used in) financing activities	401,966	(101,413)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(52,154)	(38,633)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(37,540)	(361,050)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,039,247	1,093,745
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$2,001,707	$732,695
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,080	$27,290
Income tax payments (refunds), net	$38,508	$(55,897)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2020	$3,356	$1,074,639	$6,530,057	$(529,726)	$41,761	$7,120,087
Net income	—	—	266,202	—	2,775	268,977
Net compensation expense for equity awards	—	35,786	—	—	—	35,786
Units repurchased for payment of taxes on equity awards	—	(34,883)	—	—	—	(34,883)
Repurchase of common stock	(8)	(64,134)	—	—	—	(64,142)
Foreign currency translation loss	—	—	—	(52,238)	(108)	(52,346)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	107	—	107
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(678)	—	(678)
Contributions from non-controlling interests	—	—	—	—	72	72
Distributions to non-controlling interests	—	—	—	—	(2,652)	(2,652)
Other	11	1,879	—	—	(834)	1,056
Balance at March 31, 2021	$3,359	$1,013,287	$6,796,259	$(582,535)	$41,014	$7,271,384

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2019	$3,348	$1,115,944	$5,793,149	$(679,748)	$40,419	$6,273,112
Net income	—	—	172,195	—	1,335	173,530
Net compensation reversal for equity awards	—	(1,239)	—	—	—	(1,239)
Units repurchased for payment of taxes on equity awards	—	(36,873)	—	—	—	(36,873)
Repurchase of common stock	—	(50,028)	—	—	—	(50,028)
Foreign currency translation loss	—	—	—	(172,314)	(60)	(172,374)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	114	—	114
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	909	—	909
Contributions from non-controlling interests	—	—	—	—	622	622
Distributions to non-controlling interests	—	—	—	—	(497)	(497)
Other	3	(1,036)	(15,081)	—	(1,615)	(17,729)
Balance at March 31, 2020	$3,351	$1,026,768	$5,950,263	$(851,039)	$40,204	$6,169,547
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “the company,” “we,” “us” and “our”), for the year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K (2020 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2020 Annual Report for further discussion of our significant accounting policies and estimates.

Considerations Related to the Covid-19 Pandemic

The Covid-19 pandemic has primarily impacted the Advisory Services segment, chiefly property sales and leasing. Many property owners and occupiers have put transactions on hold and withdrawn existing mandates, sharply reducing sales and leasing volumes. Although progress has been made with the distribution of vaccines and economic conditions in some parts of the world, chiefly the U.S. and China, have been improving, we expect operating challenges to continue, as Covid-19 caseloads remain high, business travel and face-to-face business dealings are limited and the majority of workers remain out of their offices.

See Note 5 (Fair Value Measurements) and Note 10 (Commitments and Contingencies) for further discussion of Covid-19 considerations.

Financial Statement Preparation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or GAAP, for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events, including the impact Covid-19 may have on our business. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amounts of revenue and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Certain reclassifications have been made to the 2020 financial statements to conform with the 2021 presentation.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019‑12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 and improves and simplifies financial statement preparers’ application of income tax-related guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. We adopted ASU 2019‑12 in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In January 2020, the FASB issued ASU 2020‑01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 and clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. We adopted ASU 2020‑01 in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs.” This ASU states that an entity should reevaluate whether a callable debt security is within the scope of the Accounting Standards Codification (ASC) 310-20-35-33 for each reporting period. The ASU is not expected to have a significant effect on current practice or create a large administrative cost for most entities. The amendments stated in this ASU are intended to make ASC 310-20 easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early application is not permitted. We adopted ASU 2020-08 in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” This ASU aligns the SEC paragraphs in the codification with the new SEC rules issued in March 2020 relating to changes to the disclosure requirements for certain debt securities. Certain glossary terms were superseded, and amendments were made to debt and other topics as a result of this update. On March 2, 2020, the SEC issued Release No. 33-10762, which made significant changes to its disclosure requirements relating to certain debt securities. The new rules impact disclosures related to registered securities that are guaranteed and those that are collateralized by the securities of an affiliate. The final rules became effective on January 4, 2021. Voluntary compliance with the final amendments in advance of January 4, 2021 is permitted, hence we elected early compliance with the new rules. Because the amendments made by the FASB in this ASU are to ensure alignment of the relevant SEC paragraphs in ASC 270, ASC 460, ASC 470 and ASC 505 with the amended rules in Release No. 33-10762, the amendments made by the FASB to these SEC paragraphs will not have a material impact on our disclosures, since we already elected early compliance with the amended rules in Release No. 33-10762.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” This ASU is intended to conform, clarify, simplify, and/or provide technical corrections to a wide variety of codification topics, including moving certain presentation and disclosure guidance to the appropriate codification section. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early application of the amendments is permitted for and varies based on the entity. The amendments should be applied retrospectively and at the beginning of the period that includes the adoption date. We adopted ASU 2020-10 in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

In March 2020 and January 2021, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU 2021-01, "Reference Rate Reform: Scope", respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective for a limited time for all entities through December 31, 2022. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.    Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At March 31, 2021 and December 31, 2020, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2020	$1,411,170
Origination of mortgage loans	3,909,261
Gains (premiums on loan sales)	25,696
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(4,617,989)
Cash collections of premiums on loan sales	(25,696)
Proceeds from sale of mortgage loans	(4,643,685)
Net decrease in mortgage servicing rights included in warehouse receivables	(16,125)
Ending balance at March 31, 2021	$686,317

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of March 31, 2021 and December 31, 2020 (dollars in thousands):

			March 31, 2021		December 31, 2020
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/18/2021	daily floating rate LIBOR plus 1.60%	$985,000	$370,054	$1,585,000	$561,726
JP Morgan	10/18/2021	daily floating rate LIBOR plus 2.75%	15,000	899	15,000	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (5)	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	85,530	450,000	132,692
TD Bank, N.A. (TD Bank) (2)	6/30/2021	daily floating rate LIBOR plus 1.15%	800,000	94,164	800,000	401,849
Bank of America, N.A. (BofA) (3)	5/26/2021	—	350,000	89,949	350,000	175,862
MUFG Union Bank, N.A. (Union Bank) (4)	6/28/2021	daily floating rate LIBOR plus 1.50% with a LIBOR floor of 0.25%	200,000	34,877	300,000	111,835
			$3,000,000	$675,473	$3,500,000	$1,383,964
_______________________________
(1)Effective October 19, 2020, this facility was amended and the maximum facility size was temporarily increased to $1,585.0 million, and reverted back to $985.0 million on January 18, 2021.
(2)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. As of March 31, 2021, the uncommitted $400.0 million temporary line of credit was not utilized.
(3)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. As of March 31, 2021, the sublimit borrowing has not been utilized.
(4)On June 28, 2019, we added a new warehouse facility for $200.0 million that contains an accordion feature which allowed for temporary increases not to exceed an additional $150.0 million. If utilized, the additional borrowings must be in predefined multiples and are not to occur more than 3 times within 12 consecutive months. Effective August 4, 2020, this facility was amended and decreased the accordion feature from $150.0 million to $100.0 million, with no changes to the predefined borrowing multiples. On September 22, 2020, the temporary increase of $100.0 million was utilized and expired on January 20, 2021.
(5)Effective January 15, 2021, the maximum facility was temporarily increased to $650.0 million.

During the three months ended March 31, 2021, we had a maximum of $2.1 billion of warehouse lines of credit principal outstanding.
4.    Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of March 31, 2021 and December 31, 2020, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Investments in unconsolidated subsidiaries	$85,291	$66,947
Other current assets	4,219	4,219
Co-investment commitments	50,291	47,957
Maximum exposure to loss	$139,801	$119,123

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.    Fair Value Measurements

Topic 820 of the FASB ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2020 Annual Report.

The following tables present the fair value of assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	As of March 31, 2021
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,115	$—	$—	$7,115
Debt securities issued by U.S. federal agencies	—	9,489	—	9,489
Corporate debt securities	—	50,514	—	50,514
Asset-backed securities	—	3,791	—	3,791
Collateralized mortgage obligations	—	1,369	—	1,369
Total available for sale debt securities	7,115	65,163	—	72,278
Equity securities	44,592	—	—	44,592
Investments in unconsolidated subsidiaries	—	—	216,939	216,939
Warehouse receivables	—	686,317	—	686,317
Total assets at fair value	$51,707	$751,480	$216,939	$1,020,126

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of December 31, 2020
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

We classify one investment as level 3 in the fair value hierarchy which represents an investment in a non-public entity where we elected the fair value option. The carrying value is deemed to approximate the fair value of this investment due to the proximity of the investment date to the balance sheet dates as well as investee-level performance updates. As of March 31, 2021, and December 31, 2020, investments in unconsolidated subsidiaries at fair value using NAV were $92.8 million and $66.3 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2021.

The following non-recurring fair value measurements were recorded for the three months ended March 31, 2020 (dollars in thousands):

	Net Carrying Value as of March 31, 2020	Fair Value Measured and Recorded Using			Total Impairment Charges for the Three Months Ended March 31, 2020
		Level 1	Level 2	Level 3
Property and equipment	$10,185	$—	$—	$10,185	$21,663
Goodwill	418,861	—	—	418,861	25,000
Other intangible assets	13,403	—	—	13,403	28,508
Total	$442,449	$—	$—	$442,449	$75,171

During the three months ended March 31, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. Primarily as a result of the recent global economic disruption and uncertainty due to Covid-19, we deemed there to be triggering events in the first quarter of 2020 that required testing of goodwill and certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were primarily driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to Covid-19 and changes in our business going forward. These asset impairment charges were included within the line item “Asset impairments” in the accompanying consolidated statements of operations. The fair value measurements employed for our impairment evaluations were based on a discounted cash flow approach. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums, terminal growth rates, working capital assumptions, income tax rates as well as other economic variables.

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
•Warehouse Receivables – These balances are carried at fair value. The primary source of value is either a contractual purchase commitment from Freddie Mac or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS (see Note 3).
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above.
•Available for Sale Debt Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Equity Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Investments Held in Trust - special purpose acquisition company – Funds received as part of the initial public offering of CBRE Acquisition Holdings, Inc. have been deposited in an interest-bearing U.S. based trust account. The funds will be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds. The carrying amount approximates fair value due to the short-term maturities of these instruments.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 3 and 8).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $757.3 million and $772.2 million at March 31, 2021 and December 31, 2020, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $766.3 million and $785.7 million at March 31, 2021 and December 31, 2020, respectively (see Note 8).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $681.1 million and $702.5 million at March 31, 2021 and December 31, 2020, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $594.8 million and $594.5 million at March 31, 2021 and December 31, 2020, respectively. The estimated fair value of our 2.500% senior notes was $475.6 million as of March 31, 2021. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $487.3 million at March 31, 2021. On December 28, 2020, we redeemed the $425.0 million aggregate outstanding principal amount of our 5.25% senior notes in full (See Note 8).

6.    Goodwill

We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” As of January 1, 2021, we underwent an internal reorganization in our Advisory Services and Global Workplace Solutions reportable segments (see Note 14 for further discussion). This changed the composition of our reporting units which resulted in the reallocation of $101.4 million of goodwill from our Advisory Services to our Global Workplace Solutions reportable segments as of January 1, 2021. Additionally, the change in composition of our reporting units was considered a triggering event for a quantitative test as of January 1, 2021. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.    Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$555,856	$411,251
Operating income	275,462	174,534
Net income	368,217	104,528
The company made a $50.0 million non-controlling investment in Industrious National Management Company LLC (“Industrious”) in the fourth quarter of 2020. On February 19, 2021, the company made an additional non-controlling investment in Industrious, for approximately $150.0 million in exchange for primary and secondary shares, as well as shares issued in anticipation of Industrious closing on the integration of Hana in the second quarter of 2021. Following this transaction, CBRE holds a 35% interest in Industrious. In addition, CBRE has entered into a series of agreements to acquire additional shares, whereby the company will increase its interest in Industrious from 35% to 40%.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Senior term loans, with interest ranging from 0.75% to 1.15%, due quarterly through 2024	$769,098	$788,759
4.875% senior notes due in 2026, net of unamortized discount	597,579	597,470
2.500% senior notes due in 2031, net of unamortized discount	492,279	—
Other	1,402	1,514
Total long-term debt	1,860,358	1,387,743
Less: current maturities of long-term debt	1,402	1,514
Less: unamortized debt issuance costs	10,610	6,027
Total long-term debt, net of current maturities	$1,848,346	$1,380,202
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
The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of March 31, 2021, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.
On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and each domestic subsidiary of CBRE Services that guarantees our 2019 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semiannually in arrears on March 1 and September 1.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $487.3 million at March 31, 2021.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and each domestic subsidiary of CBRE Services that guarantees our 2019 Credit Agreement. In addition, our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 30.61x for the trailing twelve months ended March 31, 2021, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.07x as of March 31, 2021.
Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of March 31, 2021, no amount was outstanding under the revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.
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
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Operating lease assets	$1,000,729	$1,020,352
Financing	Other assets, net	114,503	117,805
Total leased assets		$1,115,232	$1,138,157
Liabilities
Current:
Operating	Operating lease liabilities	$206,772	$208,526
Financing	Other current liabilities	35,896	39,298
Non-current:
Operating	Non-current operating lease liabilities	1,090,740	1,116,795
Financing	Other liabilities	78,473	78,881
Total lease liabilities		$1,411,881	$1,443,500
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,214	$61,310
Right-of-use assets obtained in exchange for new financing lease liabilities	10,448	14,683
Other non-cash increases in operating lease right-of-use assets (1)	5,940	6,888
Other non-cash decreases in financing lease right-of-use assets (1)	(1,563)	(517)
_______________________________
(1)The non-cash activity in the right-of-use assets resulted from lease modifications and remeasurements.

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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $34.1 billion at March 31, 2021, of which $29.5 billion was subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both March 31, 2021 and December 31, 2020, CBRE MCI had a $95.0 million letter of credit under this reserve arrangement and had recorded a liability of approximately $58.8 million and $57.1 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $677.5 million (including $194.3 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the Covid-19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days. As of March 31, 2021, total advances for principal and interest were $7.7 million, of which $5.5 million have already been reimbursed.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2021 and December 31, 2020, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $144.0 million as of March 31, 2021, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $95.0 million as of March 31, 2021 referred to in the preceding paragraphs represented the majority of the $144.0 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at at the end of each of the respective agreements.
We had guarantees totaling $42.1 million as of March 31, 2021, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $42.1 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In addition, as of March 31, 2021, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of March 31, 2021, we had aggregate commitments of $91.1 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of March 31, 2021, we had committed to fund $31.3 million of additional capital to these unconsolidated subsidiaries.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.    Income Taxes

Our provision for income taxes on a consolidated basis was $76.3 million for the three months ended March 31, 2021 as compared to $51.2 million for the three months ended March 31, 2020. The increase of $25.1 million is primarily related to the corresponding increase in our consolidated pre-tax book income. Our effective tax rate decreased to 22.1% for the three months ended March 31, 2021 from 22.8% for the three months ended March 31, 2020 primarily resulting from the release of valuation allowance.

Our effective tax rate for the three months ended March 31, 2021 was not significantly different than the U.S. federal statutory tax rate of 21.0%.

As of March 31, 2021, the company had gross unrecognized tax benefits of $166.8 million; a net decrease of $1.7 million was recorded for the three months ended March 31, 2021. The net decrease of $1.7 million primarily resulted from an accrual of gross unrecognized tax benefits of $3.1 million and a release of $4.8 million of gross unrecognized tax benefits primarily related to the expiration of statute of limitations in various tax jurisdictions.

The CARES Act has not had, nor is it expected to have, a significant impact on our effective tax rate for 2021.

12.    Income Per Share and Stockholders' Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$266,202	$172,195
Weighted average shares outstanding for basic income per share	335,860,494	334,969,826
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.79	$0.51
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$266,202	$172,195
Weighted average shares outstanding for basic income per share	335,860,494	334,969,826
Dilutive effect of contingently issuable shares	3,720,010	4,768,085
Weighted average shares outstanding for diluted income per share	339,580,504	339,737,911
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.78	$0.51

For the three months ended March 31, 2021 and 2020, 481,341 and 341,359, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

In February 2019, our board of directors authorized a new program for the repurchase of up to $300.0 million of our common stock over three years, effective March 11, 2019. In both August and November 2019, our board of directors authorized an additional $100.0 million under our program, bringing the total authorized repurchase amount under the program to a total of $500.0 million. During the year ended December 31, 2020, we spent $50.0 million to repurchase 1,050,084 shares of our common stock at an average price of $47.62 per share using cash on hand. During the three months ended March 31, 2021, we spent $64.1 million to repurchase an additional 831,274 shares of our common stock with an average price of $77.15 per share using cash on hand. As of March 31, 2021, we had $285.9 million of capacity remaining under our stock repurchase program.

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

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended March 31, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,479,501	$—	$—	$3,479,501
Advisory leasing	520,216	—	—	—	520,216
Advisory sales	392,312	—	—	—	392,312
Property management	427,188	—	—	(6,145)	421,043
Project management	—	546,382	—	—	546,382
Valuation	159,590	—	—	—	159,590
Commercial mortgage origination (1)	33,751	—	—	—	33,751
Loan servicing (2)	15,388	—	—	—	15,388
Investment management	—	—	132,071	—	132,071
Development services	—	—	78,178	—	78,178
Topic 606 Revenue	1,548,445	4,025,883	210,249	(6,145)	5,778,432
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	106,113	—	—	—	106,113
Loan servicing	53,454	—	—	—	53,454
Development services (3)	—	—	880	—	880
Total Out of Scope of Topic 606 Revenue	159,567	—	880	—	160,447
Total revenue	$1,708,012	$4,025,883	$211,129	$(6,145)	$5,938,879

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2020
	Advisory Services (4)	Global Workplace Solutions (4)	Real Estate Investments	Corporate, other and eliminations (4)	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,335,793	$—	$—	$3,335,793
Advisory leasing	625,028	—	—	(3,946)	621,082
Advisory sales	431,669	—	—	—	431,669
Property management	418,481	—	—	(5,572)	412,909
Project management	—	548,736	—	—	548,736
Valuation	147,738	—	—	—	147,738
Commercial mortgage origination (1)	37,889	—	—	—	37,889
Loan servicing (2)	11,409	—	—	—	11,409
Investment management	—	—	121,678	—	121,678
Development services	—	—	76,226	—	76,226
Topic 606 Revenue	1,672,214	3,884,529	197,904	(9,518)	5,745,129
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	85,202	—	—	—	85,202
Loan servicing	45,271	—	—	—	45,271
Development services (3)	—	—	13,566	—	13,566
Total Out of Scope of Topic 606 Revenue	130,473	—	13,566	—	144,039
Total revenue	$1,802,687	$3,884,529	$211,470	$(9,518)	$5,889,168
_______________________________
(1)We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)Out of scope revenue for development services represents selling profit from transfers of sales-type leases in the scope of Topic 842
(4)Prior period segment results for all of our reportable segments have been recast to conform to the changes as discussed in Note 14.

Contract Assets and Liabilities

We had contract assets totaling $449.2 million ($313.6 million of which was current) and $471.8 million ($318.2 million of which was current) as of March 31, 2021 and December 31, 2020, respectively.

We had contract liabilities totaling $177.4 million ($174.4 million of which was current) and $164.1 million ($162.0 million of which was current) as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, we recognized revenue of $136.6 million that was included in the contract liability balance at December 31, 2020.

14.    Segments

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions and (3) Real Estate Investments. Effective January 1, 2021, we have realigned our organizational structure and performance measure to how our chief operating decision maker (CODM) views the company. This includes a “Corporate, other and elimination” component and a segment measurement of profit and loss referred to as segment operating profit.

Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Effective January 1, 2021, transaction services was fully moved under the Advisory Services segment and project management was fully moved under the Global Workplace Solutions segment. Previously transaction services and project management were split between the Global Workplace Solutions segment and the Advisory Services segment. Real Estate Investments includes: (i) investment management services provided globally; (ii) development services in the U.S. and U.K. and (iii) flexible office space solutions. Corporate and other includes activities not attributed to our core business, primarily consisting of corporate headquarters costs for executive officers and certain other central functions, as well as certain strategic equity investments. These costs, which were previously allocated to the business segments on a reasonable basis, are no longer allocated and are

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
reported under Corporate and other. It also includes eliminations related to inter-segment revenue. Prior period segment results for all of our reportable segments have been recast to conform to the above changes.
Segment operating profit is the measure reported to the CODM for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, and integration and other costs related to acquisitions. This metric excludes the impact of corporate overhead as these costs are now reported under Corporate and other.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Advisory Services	$1,708,012	$1,802,687
Global Workplace Solutions	4,025,883	3,884,529
Real Estate Investments	211,129	211,470
Corporate, other and eliminations	(6,145)	(9,518)
Total revenue	5,938,879	5,889,168

Segment operating profit
Advisory Services	$332,300	$332,965
Global Workplace Solutions	152,177	106,967
Real Estate Investments	60,577	43,021
Total reportable segment operating profit	$545,054	$482,953
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to CBRE Group, Inc.	$266,202	$172,195
Adjustments to increase (decrease) net income:
Depreciation and amortization	122,078	113,794
Asset impairments	—	75,171
Interest expense, net of interest income	10,106	16,016
Provision for income taxes	76,327	51,182
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	15,332	(7,784)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	1,099	5,753
Costs incurred related to legal entity restructuring	—	3,241
Integration and other costs related to acquisitions	—	783
Corporate, other and eliminations loss	53,910	52,602
Total reportable segment operating profit	$545,054	$482,953
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
United States	$3,348,859	$3,380,317
United Kingdom	777,044	737,515
All other countries	1,812,976	1,771,336
Total revenue	$5,938,879	$5,889,168

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2021 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Annual Report). Accordingly, you should read the following discussion in conjunction with the information included in our 2020 Annual Report as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
We are the world’s largest commercial real estate services and investment firm, based on 2020 revenue, with leading global market positions in leasing, property sales, occupier outsourcing and valuation businesses. As of December 31, 2020, the company has more than 100,000 employees (excluding affiliates) serving clients in more than 100 countries.
Our business is focused on providing services to real estate investors and occupiers. For investors, we provide capital markets (property sales, mortgage origination, sales and servicing), property leasing, investment management, property management, valuation and development services, among others. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Global Investors” (investment management); “Trammell Crow Company” (U.S. development); “Telford Homes” (U.K. development) and “Hana” (flexible-space solutions). In 2020, CBRE sponsored a special purpose acquisition company, or SPAC, CBRE Acquisition Holdings, Inc. which has the sole purpose of acquiring a privately held company with significant growth potential and to create value by supporting the company in the public markets, using CBRE's experience, expertise and operating skills. CBRE Acquisition Holdings, Inc. trades on the NYSE under the symbols “CBAH,” “CBAH.U,” and “CBAH.W.”
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
The Covid-19 pandemic has primarily impacted the Advisory Services segment, principally property sales and leasing. Many property owners and occupiers have put transactions on hold and withdrawn existing mandates, sharply reducing sales and leasing volumes. Although progress has been made with the distribution of vaccines and economic conditions in some parts of the world (including chiefly the U.S. and China), have been improving, as of the date of this Quarterly Report, we expect operating challenges to continue, as Covid-19 caseloads remain high, business travel and face-to-face business dealings are limited and the majority of workers remain out of their offices.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2020 Annual Report. There have been no material changes to these policies as of March 31, 2021.
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
Macroeconomic Conditions
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include overall economic activity and employment growth, particularly office-based employment; current and changes in interest rate levels; the cost and availability of credit; and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to global capital markets, or the public perception that any of these events may occur, will negatively affect the performance of certain portions of our business, with the greatest impact likely on some business lines within our Advisory segment.

Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects on our Advisory segment operating margins of difficult market conditions, such as current conditions resulting from the Covid-19 pandemic, are partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, like during the Covid-19 pandemic, we have moved decisively to lower operating expenses to improve financial performance, and will restore certain expenses as economic conditions improve. Additionally, our revenue has become more resilient, primarily as a result of the growth of our outsourcing business, which is largely contractual, and we believe this resilient revenue should help to offset the negative impacts that macroeconomic deterioration could have on other parts of our business. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our consolidated operations and financial condition.

Effects of Acquisitions
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. Most recently, we acquired a 35% stake in flexible office space provider, Industrious National Management Company LLC (Industrious). In October 2019, we acquired Telford Homes Plc (Telford), a leading developer of multifamily residential properties in the London area, Telford, which is reported in our Real Estate Investments segment, expanded our real estate development business outside the U.S. for the first time.
Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest. During 2020, we completed six in-fill acquisitions: leading local facilities management firms in Spain and Italy, a U.S. firm that helps companies reduce telecommunications costs, a technology-focused project management firm based in Florida, a firm specializing in performing real estate valuations in South Korea, and a facilities management and technical maintenance firm in Australia. In the first quarter of 2021, we acquired a construction management and project advisory services firm based in Los Angeles.

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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2021, we have accrued deferred purchase consideration totaling $83.3 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
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

Our businesses could also suffer from political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty in the jurisdictions in which we operate. For example, we are continuing to monitor the trade and economic effects of the U.K.’s withdrawal from the European Union (Brexit), particularly its impact on sales and office and retail leasing activity in the U.K. Any currency volatility associated with the Covid-19 pandemic, Brexit or other economic dislocations could impact our results of operations.

During the three months ended March 31, 2021, approximately 44% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (U.S. dollars in thousands):

	Three Months Ended March 31,
	2021		2020
United States dollar	$3,348,859	56.4%	$3,380,563	57.4%
British pound sterling	777,044	13.1%	774,015	13.1%
euro	629,624	10.6%	616,968	10.5%
Canadian dollar	239,710	4.0%	193,235	3.2%
Australian dollar	110,052	1.9%	94,141	1.6%
Indian rupee	107,310	1.8%	135,526	2.3%
Chinese yuan	98,215	1.7%	75,456	1.3%
Swiss franc	91,816	1.5%	75,677	1.3%
Japanese yen	77,334	1.3%	98,382	1.7%
Singapore dollar	66,873	1.1%	67,904	1.2%
Other currencies (1)	392,042	6.6%	377,301	6.4%
Total revenue	$5,938,879	100.0%	$5,889,168	100.0%
_______________________________
(1)Approximately 40 currencies comprise 6.6% of our revenues for the three months ended March 31, 2021 and approximately 37 currencies comprise 6.4% of our revenues for the three months ended March 31, 2020.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2021, the net impact would have been an increase in pre-tax income of $1.8 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2021, the net impact would have been an increase in pre-tax income of $5.6 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021		2020 (1)
Revenue:
Net revenue:
Facilities management	$1,156,489	19.5%	$1,114,059	18.9%
Property management	408,569	6.9%	399,352	6.8%
Project management	308,117	5.2%	331,661	5.6%
Valuation	159,590	2.7%	147,738	2.5%
Loan servicing	68,841	1.2%	56,680	1.0%
Advisory leasing	520,216	8.8%	625,028	10.6%
Capital markets:
Advisory sales	392,312	6.6%	431,669	7.3%
Commercial mortgage origination	139,865	2.4%	123,091	2.1%
Investment management	132,071	2.2%	121,678	2.1%
Development services	79,058	1.2%	89,792	1.6%
Corporate, other and eliminations	(6,145)	(0.1)%	(9,518)	(0.2)%
Total net revenue	3,358,983	56.6%	3,431,230	58.3%
Pass through costs also recognized as revenue	2,579,896	43.4%	2,457,938	41.7%
Total revenue	5,938,879	100.0%	5,889,168	100.0%
Costs and expenses:
Cost of revenue	4,719,546	79.5%	4,712,674	80.0%
Operating, administrative and other	828,327	13.9%	790,066	13.4%
Depreciation and amortization	122,078	2.1%	113,794	1.9%
Asset impairments	—	0.0%	75,171	1.3%
Total costs and expenses	5,669,951	95.5%	5,691,705	96.6%
Gain on disposition of real estate	156	0.0%	22,827	0.3%
Operating income	269,084	4.5%	220,290	3.7%
Equity income from unconsolidated subsidiaries	83,594	1.4%	20,631	0.4%
Other income (loss)	2,732	0.0%	(193)	0.0%
Interest expense, net of interest income	10,106	0.1%	16,016	0.3%
Income before provision for income taxes	345,304	5.8%	224,712	3.8%
Provision for income taxes	76,327	1.3%	51,182	0.9%
Net income	268,977	4.5%	173,530	2.9%
Less: Net income attributable to non-controlling interests	2,775	0.0%	1,335	0.0%
Net income attributable to CBRE Group, Inc.	$266,202	4.5%	$172,195	2.9%
Adjusted EBITDA	$491,144	8.3%	$430,351	7.3%
_______________________________
(1)See discussion in segment operations for organization changes effective January 1, 2021. Prior period results have been recast to conform with these changes.
Net revenue and adjusted EBITDA are not recognized measurements under GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. Because not all companies use identical calculations, our presentation of net revenue and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net revenue is gross revenue less costs largely associated with subcontracted vendor work performed for clients and generally has no margin. Prior to 2021, the company utilized fee revenue to analyze the overall financial performance. This metric excluded additional reimbursed costs, primarily related to employees dedicated to clients, some of which included minimal margin.
We use adjusted EBITDA as an indicator of consolidated financial performance. It represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, and integration and other costs related to acquisitions. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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
Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to CBRE Group, Inc.	$266,202	$172,195
Add:
Depreciation and amortization	122,078	113,794
Asset impairments	—	75,171
Interest expense, net of interest income	10,106	16,016
Provision for income taxes	76,327	51,182
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	15,332	(7,784)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period	1,099	5,753
Costs incurred related to legal entity restructuring	—	3,241
Integration and other costs related to acquisitions	—	783
Adjusted EBITDA	$491,144	$430,351
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
We reported consolidated net income of $266.2 million for the three months ended March 31, 2021 on revenue of $5.9 billion as compared to consolidated net income of $172.2 million on revenue of $5.9 billion for the three months ended March 31, 2020.
Our revenue on a consolidated basis for the three months ended March 31, 2021 increased by $49.7 million, or 0.8%, as compared to the three months ended March 31, 2020. The revenue increase reflects increases in revenue in our Global Workplace Solutions segment due to growth in our facilities management and project management business. These increases were partially offset by decreases in revenue in our Advisory Services segment due to the impact of Covid-19, including lower sales (down 9.1% as compared to the same period in 2020) and leasing revenue (down 16.8% as compared to the same period in 2020). Foreign currency translation had a 2.1% positive impact on total revenue during the three months ended March 31, 2021, primarily driven by strength in the Australian dollar, British pound sterling and euro, partially offset by weakness in the Argentine peso, Brazilian real and Indian rupee.
Our cost of revenue on a consolidated basis increased by $6.9 million, or 0.1%, during the three months ended March 31, 2021 as compared to the same period in 2020. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities management and project management business. These increases were partially offset by lower commission expense incurred during the three months ended March 31, 2021. Our sales and leasing professionals generally are paid on a commission basis, which substantially correlates with our sales and lease revenue performance. Accordingly, the decrease in advisory sales and leasing revenue led to a corresponding decrease in commission expense. These items were partially offset by the impact of foreign currency translation, which had a 2.1% negative impact on total cost of revenue during the three months ended March 31, 2021. Cost of revenue as a percentage of revenue decreased to 79.5% for the three months ended March 31, 2021 from 80.0% for the three months ended March 31, 2020, primarily driven by our mix of revenue, with revenue from our Global Workplace Solutions segment, which has a lower margin than our other revenue streams, comprising a higher percentage of revenue than in the prior year period.
Our operating, administrative and other expenses on a consolidated basis increased by $38.3 million, or 4.8%, during the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to an increase in overall bonus accrual, other incentive compensation, and stock compensation expense tied to better operating results this quarter as compared to three months ended March 31, 2020. These increases were partially offset by the benefits from cost-saving initiatives implemented last year and better financial management of certain operating expenses such as travel and entertainment, marketing and employee events. Foreign currency translation had a 2.3% negative impact on total operating, administrative and other expenses during the three months ended March 31, 2021. Operating expenses as a percentage of revenue increased slightly to 13.9% for the three months ended March 31, 2021 from 13.4% for the three months ended March 31, 2020.
Our depreciation and amortization expense on a consolidated basis increased by $8.3 million, or 7.3%, during the three months ended March 31, 2021 as compared to the same period in 2020. This increase was primarily attributable to a rise in depreciation expense of $5.2 million during the three months ended March 31, 2021 driven by technology-related capital expenditures and accelerated depreciation of certain assets due to the the integration of Hana with Industrious.
We did not incur any asset impairments during the three months ended March 31, 2021. During the same period in 2020, asset impairments totaled $75.2 million primarily as a result of the recent global economic disruption and uncertainty due to Covid-19.
Our gain on disposition of real estate on a consolidated basis was $0.2 million for the three months ended March 31, 2021, which was a substantial decrease over the prior year period due to decreased activity in the current year. These gains resulted from property sales within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $63.0 million, or 305.2%, during the three months ended March 31, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with gains on property sales reported in our Real Estate Investments segment and higher equity pick up associated with certain equity investments reported in our Corporate and other segment.
Our consolidated interest expense, net of interest income, decreased by $5.9 million, or 36.9%, for the three months ended March 31, 2021 as compared to the same period in 2020. This decrease was primarily due to interest expense associated with the 5.25% senior note which was fully paid off in December 2020.
Our provision for income taxes on a consolidated basis was $76.3 million for the three months ended March 31, 2021 as compared to $51.2 million for the same period in 2020. Our effective tax rate decreased to 22.1% for the three months ended March 31, 2021 from 22.8% for the three months ended March 31, 2020. The increase in tax expense for the three months ended March 31, 2021 of $25.1 million was primarily related to the corresponding increase in our consolidated pre-tax book income.

Segment Operations

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. Effective January 1, 2021, we have realigned our organizational structure and performance measure to how our chief operating decision maker views the company. This includes a “Corporate, other and elimination” component and a segment measurement of profit and loss referred to as segment operating profit.
Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Effective January 1, 2021, transaction services was fully moved under the Advisory Services segment and project management was fully moved under the Global Workplace Solutions segment. Previously transaction services and project management were split between the Global Workplace Solutions segment and the Advisory Services segment. Real Estate Investments includes: (i) investment management services provided globally; (ii) development services in the U.S. and U.K. and (iii) flexible office space solutions. Corporate and other includes activities not attributed to our core business, primarily consisting of corporate headquarters costs for executive officers and certain other central functions. These costs are not allocated to the other business segments. It also includes eliminations related to inter-segment revenue. Prior period segment results for all of our reportable segments have been recast to conform to the above changes. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Revenue:
Net revenue:
Property management	$408,569	23.9%	$399,352	22.2%
Valuation	159,590	9.3%	147,738	8.2%
Loan servicing	68,841	4.0%	56,680	3.1%
Advisory leasing	520,216	30.5%	625,028	34.7%
Capital markets:
Advisory sales	392,312	23.0%	431,669	23.9%
Commercial mortgage origination	139,865	8.2%	123,091	6.8%
Total segment net revenue	1,689,393	98.9%	1,783,558	98.9%
Pass through costs also recognized as revenue	18,619	1.1%	19,129	1.1%
Total segment revenue	1,708,012	100.0%	1,802,687	100.0%
Costs and expenses:
Cost of revenue	987,577	57.8%	1,054,172	58.5%
Operating, administrative and other	388,607	22.8%	419,257	23.3%
Depreciation and amortization	69,754	4.1%	70,577	3.9%
Operating income	262,074	15.3%	258,681	14.3%
Equity income from unconsolidated subsidiaries	750	0.0%	1,035	0.1%
Other income	1	0.0%	2,911	0.2%
Less: Net income attributable to non-controlling interests	279	0.0%	239	0.0%
Add-back: Depreciation and amortization	69,754	4.2%	70,577	3.9%
Segment operating profit and segment operating profit on revenue margin	$332,300	19.5%	$332,965	18.5%
Segment operating profit on net revenue margin		19.7%		18.7%
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue decreased by $94.7 million, or 5.3%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The revenue decrease primarily reflects the impact of Covid-19, which resulted in lower sales and leasing revenue. Foreign currency translation had a 2.1% positive impact on total revenue during the three months ended

March 31, 2021, primarily driven by strength in the Australian dollar and euro, partially offset by weakness in the Brazilian real.
Cost of revenue decreased by $66.6 million, or 6.3%, for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to reduced commission expense resulting from lower sales and leasing revenue as a result of Covid-19. Foreign currency translation had a 2.4% negative impact on total cost of revenue during the three months ended March 31, 2021. Cost of revenue as a percentage of revenue decreased to 57.8% for the three months ended March 31, 2021 versus 58.5% for the same period in 2020, primarily as a result of decreased commission rates due to lease and sales decline and a decrease in consulting bonuses.
Operating, administrative and other expenses decreased by $30.7 million, or 7.3%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was primarily due to structural cost changes implemented in 2020. In addition, to manage financial performance, we reduced certain discretionary operating expenses such as travel and entertainment, marketing and employee events. This was partially offset by increased bonus accruals that are tied to segment and consolidated performance results. Foreign currency translation had a 2.5% negative impact on total operating expenses during the three months ended March 31, 2021.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended March 31, 2021, MSRs contributed to operating income $50.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $35.7 million of amortization of related intangible assets. For the three months ended March 31, 2020, MSRs contributed to operating income $35.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $30.5 million of amortization of related intangible assets.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Revenue:
Net revenue:
Facilities management	$1,156,489	28.7%	$1,114,059	28.7%
Project management	308,117	7.7%	331,661	8.5%
Total segment net revenue	1,464,606	36.4%	1,445,720	37.2%
Pass through costs also recognized as revenue	2,561,277	63.6%	2,438,809	62.8%
Total segment revenue	4,025,883	100.0%	3,884,529	100.0%
Costs and expenses:
Cost of revenue	3,697,773	91.8%	3,611,554	93.0%
Operating, administrative and other	176,011	4.4%	166,680	4.3%
Depreciation and amortization	34,459	0.9%	32,441	0.8%
Asset impairments	—	0.0%	50,171	1.3%
Operating income	117,640	2.9%	23,683	0.6%
Equity (loss) income from unconsolidated subsidiaries	(182)	0.0%	517	0.0%
Other income	266	0.0%	169	0.0%
Less: Net income attributable to non-controlling interests	6	0.0%	14	0.0%
Add-back: Depreciation and amortization	34,459	0.9%	32,441	0.8%
Add-back: Asset impairments	—	0.0%	50,171	1.4%
Segment operating profit and segment operating profit on revenue margin	$152,177	3.8%	$106,967	2.8%
Segment operating profit on net revenue margin		10.4%		7.4%
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue increased by $141.4 million, or 3.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 2.0% positive impact on total revenue during the three months ended March 31, 2021, primarily driven by weakness in the Brazilian real, partially offset by strength in the British pound sterling and euro.
Cost of revenue increased by $86.2 million, or 2.4%, for the three months ended March 31, 2021 as compared to the same period in 2020, driven by the higher revenue leading to higher pass through costs. Foreign currency translation had a 2.0% negative impact on total cost of revenue during the three months ended March 31, 2021. Cost of revenue as a percentage of revenue decreased slightly to 91.8% for the three months ended March 31, 2021 from 93.0% for the same period in 2020.
Operating, administrative and other expenses increased by $9.3 million, or 5.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was attributable to higher bonus accrual tied to segment and consolidated results, continued investments to sustain the growth in the business, and to support investments related to our ongoing efforts to remediate material weaknesses in our Europe, Middle East and Africa (EMEA) region. These increases were partially offset by benefits from cost optimization efforts implemented last year, and a targeted reduction in certain operating expenses, such as travel and entertainment costs, during the three months ended March 31, 2021 as a result of Covid-19. Foreign currency translation had a 2.4% negative impact on total operating expenses during the three months ended March 31, 2021.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments operating segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Revenue:
Investment management	$132,071	62.6%	$121,678	57.5%
Development services	79,058	37.4%	89,792	42.5%
Total segment revenue	211,129	100.0%	211,470	100.0%
Costs and expenses:
Cost of revenue	40,990	19.4%	55,049	26.0%
Operating, administrative and other	180,980	85.7%	150,160	71.0%
Depreciation and amortization	10,430	5.0%	4,444	2.2%
Asset impairments	—	0.0%	25,000	11.8%
Gain on disposition of real estate	156	0.1%	22,827	10.8%
Operating loss	(21,115)	(10.0%)	(356)	(0.2%)
Equity income from unconsolidated subsidiaries	56,894	26.9%	18,902	8.9%
Other income (loss)	427	0.2%	(2,639)	(1.2)%
Less: Net income attributable to non-controlling interests	2,490	1.1%	1,082	0.5%
Add-back: Depreciation and amortization	10,430	4.9%	4,444	2.1%
Add-back: Asset impairments	—	0.0%	25,000	11.8%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	15,332	7.3%	(7,784)	(3.7%)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	1,099	0.5%	5,753	2.7%
Integration and other costs related to acquisitions	—	0.0%	783	0.4%
Segment operating profit	$60,577	28.7%	$43,021	20.3%
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue decreased by $0.3 million, or 0.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by a decrease in sales in our development services line of business, which was offset by an increase in investment management fees related to growth in AUM. Foreign currency translation had a 3.8% positive impact on total revenue during the three months ended March 31, 2021, primarily driven by strength in the British pound sterling and euro.
Cost of revenue decreased by $14.1 million, or 25.5%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by a decrease in real estate development which is consistent with a decrease in sales in our development service line of business.

Operating, administrative and other expenses increased by $30.8 million, or 20.5%, for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to an increase in compensation and bonuses in our investment management line of business consistent with higher revenue growth. These increases are partially offset by decreases in certain operating expenses, such as travel and entertainment costs, as a result of Covid-19. Foreign currency translation had a 3.1% negative impact on total operating expenses during the three months ended March 31, 2021.

A roll forward of our AUM by product type for the three months ended March 31, 2021 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2021	$47.2	$67.9	$7.6	$122.7
Inflows	1.2	1.8	0.5	3.5
Outflows	(0.6)	(1.1)	(0.3)	(2.0)
Market (depreciation) appreciation	—	(0.2)	0.5	0.3
Balance at March 31, 2021	$47.8	$68.4	$8.3	$124.5
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

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. We expect our capital requirements for 2021 to be between $200 million and $240 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2021, we incurred $28.0 million of capital expenditures, net of tenant concessions received, which includes approximately $11.6 million related to technology enablement. As of March 31, 2021, we had aggregate commitments of $91.1 million to fund future co-investments in our Real Estate Investments business, $28.8 million of which is expected to be funded in 2021. Additionally, as of March 31, 2021, we are committed to fund $31.3 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of March 31, 2021, we had $2.8 billion of borrowings available under our revolving credit facility and $1.8 billion of cash and cash equivalents available for general corporate use.

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

In December 2020, we redeemed the $425.0 million aggregate outstanding principal amount of our 5.25% senior notes due 2025 in full. We funded this redemption using cash on hand. In March 2021, we took advantage of favorable market conditions and low interest rates and conducted a new issuance for $500.0 million in aggregate principal amount of 2.500% senior notes due 2031. We may again seek to take advantage of market opportunities to refinance existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2021, we had accrued deferred purchase consideration totaling $83.3 million ($16.8 million of which was a current liability), which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
Lastly, as described in our 2020 Annual Report, our board of directors authorized a program for the repurchase of up to $500.0 million of our Class A common stock over three years. As of December 31, 2020, $350.0 million was available for share repurchases under the authorized repurchase program. During the three months ended March 31, 2021, we spent $64.1 million to repurchase, through a stock repurchase plan entered into pursuant to Rule 10b5-1 under the Exchange Act, 831,274 shares of our Class A common stock with an average price paid per share of $77.15. As of March 31, 2021, we had $285.9 million of capacity remaining under our repurchase program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase program to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $193.4 million for the three months ended March 31, 2021, an increase of $64.7 million as compared to the three months ended March 31, 2020. The company experienced an overall decrease in net working capital of approximately $40.2 million and an increase in real estate development of approximately $23.6 million. The increased real estate development activities are due to better market opportunities as compared to a pandemic affected environment during the same period last year. The impact from net working capital was largely attributable to a decrease in accounts receivable as the company continues to focus on cash collections across our businesses, supplemented by a lower incentive compensation payout, partially offset by a larger net decrease in accounts payable and accrued expenses, and net income tax payment this period as compared to a net refund during the three months ended March 31, 2020.
Investing Activities
Net cash used in investing activities totaled $193.9 million for the three months ended March 31, 2021, an increase of $101.7 million as compared to the three months ended March 31, 2020. This increase was primarily driven by our investment in Industrious and approximately $12.2 million in lower distributions received from unconsolidated subsidiaries compared to 2020.
Financing Activities
Net cash provided by financing activities totaled $402.0 million for the three months ended March 31, 2021, an increase of $503.4 million as compared to the three months ended March 31, 2020. The increase was primarily due to the net proceeds of $492.3 million from the issuance of our 2.500% senior notes and due to $2.7 million in lower net contributions received from non-controlling interests for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. In addition, we used $11.1 million more for repurchase of common stock during the three months ended March 31, 2021.

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
Long-Term Debt
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such agreement, as amended by a December 20, 2018 incremental loan assumption agreement and such March 4, 2019 incremental assumption agreement, is collectively referred to in this Quarterly Report as the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement.
The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us and certain of our subsidiaries. As of March 31, 2021, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion incremental revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million incremental tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including, the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $487.3 million at March 31, 2021.
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
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and each domestic subsidiary of CBRE Services that guarantees the 2019 Credit Agreement.
Our 2019 Credit Agreement, 4.875% senior notes and 2.500% senior notes are fully and unconditionally and jointly and severally guaranteed by us and certain subsidiaries (see Exhibit 22.1 to this Quarterly Report for a listing of all such subsidiary guarantors). Combined summarized financial information for CBRE Group, Inc. (parent); CBRE Services (subsidiary issuer); and the guarantor subsidiaries (collectively referred to as the obligated group), which excludes investment balances in non-guarantor subsidiaries as well as income from consolidated non-guarantor subsidiaries, is as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Balance Sheet Data:
Current assets	$3,332,030	$3,307,147
Noncurrent assets (1)	5,066,630	5,252,455
Total assets (1)	8,398,660	8,559,602

Current liabilities	$2,646,147	$3,241,264
Noncurrent liabilities	2,352,284	1,884,629
Total liabilities	4,998,431	5,125,893

	Three Months Ended March 31,
	2021	2020
Statement of Operations Data:
Revenue	$3,246,106	$3,314,860
Operating income	76,144	131,204
Net income	108,000	104,308
_______________________________
(1)Includes $10.4 million and $360.0 million of intercompany loan receivables from non-guarantor subsidiaries as of March 31, 2021 and December 31, 2020, respectively. All intercompany balances and transactions between CBRE Group, CBRE Services and the guarantor subsidiaries have been eliminated.
The €400.0 million term loan facility under our 2019 Credit Agreement is jointly and severally guaranteed by five of our foreign subsidiaries. Such subsidiaries have been omitted from the table above given they do not jointly and severally guarantee other amounts under the 2019 Credit Agreement, the 4.875% senior notes or the 2.500% senior notes. Additionally, such subsidiaries, if considered in the aggregate as if they were a single subsidiary, would not constitute a significant subsidiary.
For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2020 Annual Report and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Short-Term Borrowings
We maintain a $2.8 billion revolving credit facility under the 2019 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2020 Annual Report and Notes 3 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Off –Balance Sheet Arrangements
Our off-balance sheet arrangements are described in Note 10 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.

Cautionary Note on Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Quarterly Report to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Quarterly Report are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.
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

•disruptions to business, market and operational conditions related to the Covid-19 pandemic and the impact of government rules and regulations intended to mitigate the effects of this pandemic, including, without limitation, rules and regulations that impact us as a loan originator and servicer for U.S. Government-Sponsored Enterprises (GSEs);

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

•the effect of implementation of new accounting rules and standards or the impairment of our goodwill and intangible assets; and

•the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2020 Annual Report, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of March 31, 2021, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $757.3 million at March 31, 2021. Based on dealers’ quotes, the estimated fair value of our 4.875% and 2.500% senior notes was $681.1 million and $475.6 million, respectively, at March 31, 2021.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2021, the net impact of the additional interest cost would be a decrease of $7.5 million on pre-tax income and a decrease of $7.5 million in cash provided by operating activities for the three months ended March 31, 2021.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of March 31, 2021 due to the material weaknesses in internal control over financial reporting that was disclosed in our 2020 Annual Report.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Remediation
As previously described in Part II, Item 9A of our 2020 Annual Report, we continue to implement our remediation plans that address the material weaknesses in our internal controls over financial reporting. During the three months ended March 31, 2021, we pursued several activities to further our remediation efforts:
•Substantially completed the design of key controls and procedures over revenue and receivables and information technology controls
•Implemented an ongoing monitoring program to ensure the control framework is appropriately implemented and comprehensively sustained over time
•Further augmented leadership and staff responsible for internal control over financial reporting in alignment with the new operating model established in 2020. We also restructured our executive compensation structure to align with the effectiveness of the control environment
•Continued to train employees responsible for control execution and oversight concerning (i) clarified roles and responsibilities, (ii) completeness and accuracy of data used in performing controls and (iii) control execution standards such as timeliness and required evidence

Though further remediation efforts were made this quarter, the material weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for changes made in connection with our implementation of the remediation efforts mentioned above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2020 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2020 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended March 31, 2021 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	—	$—	—
February 1, 2021 - February 28, 2021	—	$—	—
March 1, 2021 - March 31, 2021	831,274	$77.15	831,274
	831,274	$77.15	831,274	$285,867
_______________
(1)During 2019, our board of directors authorized a program for the company to repurchase up to $500.0 million of our Class A common stock over three years, and during 2021, we repurchased $64.1 million of our common stock under this program. The remaining $285.9 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2021.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020
4.1	Seventh Supplemental Indenture, dated as of March 18, 2021, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. named therein and Wells Fargo Bank, National Association, as trustee, for the issuance of 2.500% Senior Notes due 2031, including the Form of 2.500% Senior Notes due 2031	8-K	001-32205	4.2	03/18/2021
10.1	CBRE Group, Inc. Executive Bonus Plan +	8-K	001-32205	10.1	03/08/2020
22.1	Subsidiary Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________
+    Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: April 29, 2021	/s/ LEAH C. STEARNS
Leah C. Stearns Chief Financial Officer (Duly Authorized Officer)