Form 10-Q
period 2021-06-30
CBRE GROUP, INC.
filed 2021-07-30
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at July 23, 2021 was 335,736,404.

FORM 10-Q
June 30, 2021

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$2,142,820	$1,896,188
Restricted cash	113,989	143,059
Receivables, less allowance for doubtful accounts of $95,184 and $95,533 at June 30, 2021 and December 31, 2020, respectively	4,426,189	4,394,954
Warehouse receivables	1,117,677	1,411,170
Prepaid expenses	327,562	294,992
Contract assets	322,889	318,191
Income taxes receivable	114,417	93,756
Other current assets	321,346	293,321
Total Current Assets	8,886,889	8,845,631
Property and equipment, net	741,946	815,009
Goodwill	3,892,134	3,821,609
Other intangible assets, net of accumulated amortization of $1,656,750 and $1,556,537 at June 30, 2021 and December 31, 2020, respectively	1,345,143	1,367,913
Operating lease assets	1,001,608	1,020,352
Investments in unconsolidated subsidiaries (with $361,143 and $116,314 at fair value at June 30, 2021 and December 31, 2020, respectively)	747,608	452,365
Non-current contract assets	138,025	153,636
Real estate under development	308,431	277,630
Non-current income taxes receivable	19,287	43,555
Deferred tax assets, net	93,337	91,529
Investments held in trust - special purpose acquisition company	402,511	402,501
Other assets, net	881,433	747,413
Total Assets	$18,458,352	$18,039,143
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,485,081	$2,692,939
Compensation and employee benefits payable	1,269,837	1,287,383
Accrued bonus and profit sharing	877,204	1,183,786
Operating lease liabilities	216,879	208,526
Contract liabilities	197,402	162,045
Income taxes payable	109,586	57,892
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,102,156	1,383,964
Other short-term borrowings	5,561	5,330
Current maturities of long-term debt	1,181	1,514
Other current liabilities	133,094	160,604
Total Current Liabilities	6,397,981	7,143,983
Long-term debt, net of current maturities	1,854,327	1,380,202
Non-current operating lease liabilities	1,071,499	1,116,795
Non-current tax liabilities	99,807	87,954
Non-current income taxes payable	54,761	54,761
Deferred tax liabilities, net	145,928	124,485
Other liabilities	710,862	625,303
Total Liabilities	10,335,165	10,533,483
Commitments and contingencies	—	—
Non-controlling interest subject to possible redemption - special purpose acquisition company	402,511	385,573
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 335,706,818 and 335,561,345 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,357	3,356
Additional paid-in capital	1,001,832	1,074,639
Accumulated earnings	7,238,896	6,530,057
Accumulated other comprehensive loss	(564,564)	(529,726)
Total CBRE Group, Inc. Stockholders’ Equity	7,679,521	7,078,326
Non-controlling interests	41,155	41,761
Total Equity	7,720,676	7,120,087
Total Liabilities and Equity	$18,458,352	$18,039,143
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$6,458,613	$5,381,384	$12,397,492	$11,270,552
Costs and expenses:
Cost of revenue	5,016,759	4,399,537	9,736,305	9,112,211
Operating, administrative and other	957,216	770,806	1,785,543	1,560,872
Depreciation and amortization	119,085	116,384	241,163	230,178
Asset impairments	—	—	—	75,171
Total costs and expenses	6,093,060	5,286,727	11,763,011	10,978,432
Gain (loss) on disposition of real estate	929	(492)	1,085	22,335
Operating income	366,482	94,165	635,566	314,455
Equity income from unconsolidated subsidiaries	212,132	19,480	295,726	40,111
Other income	12,045	5,220	14,777	5,027
Interest expense, net of interest income	13,772	17,950	23,878	33,966
Income before provision for income taxes	576,887	100,915	922,191	325,627
Provision for income taxes	133,445	18,803	209,772	69,985
Net income	443,442	82,112	712,419	255,642
Less: Net income attributable to non-controlling interests	805	215	3,580	1,550
Net income attributable to CBRE Group, Inc.	$442,637	$81,897	$708,839	$254,092
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.32	$0.24	$2.11	$0.76
Weighted average shares outstanding for basic income per share	335,643,233	335,126,126	335,751,530	335,048,115
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.30	$0.24	$2.09	$0.75
Weighted average shares outstanding for diluted income per share	339,502,871	337,361,419	339,541,354	338,549,805
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$443,442	$82,112	$712,419	$255,642
Other comprehensive income (loss):
Foreign currency translation gain (loss)	18,402	25,936	(33,944)	(146,438)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	107	100	214	214
Unrealized holding (losses) gains on available for sale debt securities, net of tax	(508)	(409)	(1,186)	500
Other, net	—	(13,045)	—	(13,045)
Total other comprehensive income (loss)	18,001	12,582	(34,916)	(158,769)
Comprehensive income	461,443	94,694	677,503	96,873
Less: Comprehensive income attributable to non-controlling interests	835	275	3,502	1,550
Comprehensive income attributable to CBRE Group, Inc.	$460,608	$94,419	$674,001	$95,323
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$712,419	$255,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,163	230,178
Amortization of financing costs	3,317	3,082
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(132,004)	(105,697)
Asset impairments	—	75,171
Net realized and unrealized gains, primarily from investments	(14,777)	(5,027)
Provision for doubtful accounts	12,789	29,923
Net compensation expense for equity awards	85,233	19,704
Equity income from unconsolidated subsidiaries	(295,726)	(40,111)
Distribution of earnings from unconsolidated subsidiaries	232,627	52,664
Proceeds from sale of mortgage loans	7,902,512	7,421,127
Origination of mortgage loans	(7,578,056)	(7,162,747)
Decrease in warehouse lines of credit	(281,808)	(223,281)
Tenant concessions received	12,874	23,384
Purchase of equity securities	(3,896)	(6,627)
Proceeds from sale of equity securities	5,488	8,909
(Increase) decrease in real estate under development	(27,894)	701
(Increase) decrease in receivables, prepaid expenses and other assets (including contract and lease assets)	(100,368)	276,065
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(275,591)	(112,173)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(359,365)	(816,621)
Decrease in net income taxes receivable/payable	83,325	125,361
Other operating activities, net	4,856	(25,473)
Net cash provided by operating activities	227,118	24,154
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75,944)	(134,149)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(57,920)	(25,911)
Contributions to unconsolidated subsidiaries	(245,714)	(51,168)
Distributions from unconsolidated subsidiaries	36,207	63,972
Other investing activities, net	(1,120)	11,314
Net cash used in investing activities	(344,491)	(135,942)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	835,671
Repayment of revolving credit facility	—	(384,671)
Proceeds from notes payable on real estate	48,548	22,705
Proceeds from issuance of 2.500% senior notes	492,255	—
Repurchase of common stock	(88,275)	(50,028)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(3,421)	(6,839)
Units repurchased for payment of taxes on equity awards	(36,275)	(37,358)
Non-controlling interest contributions	527	1,428
Non-controlling interest distributions	(3,377)	(1,092)
Other financing activities, net	(30,958)	(20,944)
Net cash provided by financing activities	379,024	358,872
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(44,089)	(27,095)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	217,562	219,989
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,039,247	1,093,745
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$2,256,809	$1,313,734
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,212	$31,145
Income tax payments (refunds), net	$131,156	$(53,829)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2021	$3,359	$1,013,287	$6,796,259	$(582,535)	$41,014	$7,271,384
Net income	—	—	442,637	—	805	443,442
Net compensation expense for equity awards	—	49,447	—	—	—	49,447
Units repurchased for payment of taxes on equity awards	—	(1,392)	—	—	—	(1,392)
Repurchase of common stock	(3)	(24,130)	—	—	—	(24,133)
Foreign currency translation gain	—	—	—	18,372	30	18,402
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	107	—	107
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(508)	—	(508)
Contributions from non-controlling interests	—	—	—	—	455	455
Distributions to non-controlling interests	—	—	—	—	(725)	(725)
Other	1	(35,380)	—	—	(424)	(35,803)
Balance at June 30, 2021	$3,357	$1,001,832	$7,238,896	$(564,564)	$41,155	$7,720,676

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2020	$3,351	$1,026,768	$5,950,263	$(851,039)	$40,204	$6,169,547
Net income	—	—	81,897	—	215	82,112
Net compensation expense for equity awards	—	20,943	—	—	—	20,943
Units repurchased for payment of taxes on equity awards	—	(485)	—	—	—	(485)
Foreign currency translation gain	—	—	—	25,876	60	25,936
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	100	—	100
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(409)	—	(409)
Contributions from non-controlling interests	—	—	—	—	806	806
Distributions to non-controlling interests	—	—	—	—	(595)	(595)
Other	1	(227)	—	(13,045)	367	(12,904)
Balance at June 30, 2020	$3,352	$1,046,999	$6,032,160	$(838,517)	$41,057	$6,285,051
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2020	$3,356	$1,074,639	$6,530,057	$(529,726)	$41,761	$7,120,087
Net income	—	—	708,839	—	3,580	712,419
Net compensation expense for equity awards	—	85,233	—	—	—	85,233
Units repurchased for payment of taxes on equity awards	—	(36,275)	—	—	—	(36,275)
Repurchase of common stock	(11)	(88,264)	—	—	—	(88,275)
Foreign currency translation loss	—	—	—	(33,866)	(78)	(33,944)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	214	—	214
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(1,186)	—	(1,186)
Contributions from non-controlling interests	—	—	—	—	527	527
Distributions to non-controlling interests	—	—	—	—	(3,377)	(3,377)
Other	12	(33,501)	—	—	(1,258)	(34,747)
Balance at June 30, 2021	$3,357	$1,001,832	$7,238,896	$(564,564)	$41,155	$7,720,676

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2019	$3,348	$1,115,944	$5,793,149	$(679,748)	$40,419	$6,273,112
Net income	—	—	254,092	—	1,550	255,642
Net compensation expense for equity awards	—	19,704	—	—	—	19,704
Units repurchased for payment of taxes on equity awards	—	(37,358)	—	—	—	(37,358)
Repurchase of common stock	(11)	(50,017)	—	—	—	(50,028)
Foreign currency translation loss	—	—	—	(146,438)	—	(146,438)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	214	—	214
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	500	—	500
Contributions from non-controlling interests	—	—	—	—	1,428	1,428
Distributions to non-controlling interests	—	—	—	—	(1,092)	(1,092)
Other	15	(1,274)	(15,081)	(13,045)	(1,248)	(30,633)
Balance at June 30, 2020	$3,352	$1,046,999	$6,032,160	$(838,517)	$41,057	$6,285,051
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

Considerations Related to the Covid-19 Pandemic

The Covid-19 pandemic has primarily impacted the property sales and leasing lines of business in the Advisory Services segment. Many property owners and occupiers put transactions on hold and withdrew existing mandates, sharply reducing sales and leasing volumes. The effects of Covid-19 have eased in parts of the world where progress has been made with vaccine distribution and global economic conditions have improved. Nevertheless Covid-19 continues to pose public health challenges that impact our operations, particularly as new strains emerge and spread and vaccine administration is slow in parts of the world. As of the date of this Quarterly Report, the majority of workers remain out of their offices and occupier confidence in making long-term office leasing decisions has not returned to pre-pandemic levels.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2.    New Accounting Pronouncements

Recent Accounting Pronouncements Pending Adoption

In March 2020 and January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform: Scope,” respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective for a limited time for all entities through December 31, 2022. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
3.    Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At June 30, 2021 and December 31, 2020, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2020	$1,411,170
Origination of mortgage loans	7,578,056
Gains (premiums on loan sales)	41,855
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(7,860,657)
Cash collections of premiums on loan sales	(41,855)
Proceeds from sale of mortgage loans	(7,902,512)
Net decrease in mortgage servicing rights included in warehouse receivables	(10,892)
Ending balance at June 30, 2021	$1,117,677

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of June 30, 2021 and December 31, 2020 (dollars in thousands):

			June 30, 2021		December 31, 2020
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/18/2021	daily floating rate LIBOR plus 1.60%	$985,000	$719,747	$1,585,000	$561,726
JP Morgan	10/18/2021	daily floating rate LIBOR plus 2.75%	15,000	—	15,000	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (5)	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	29,739	450,000	132,692
TD Bank, N.A. (TD Bank) (2)	7/15/2022	daily floating rate LIBOR plus 1.30%	800,000	87,916	800,000	401,849
Bank of America, N.A. (BofA) (3)	5/25/2022	daily floating rate LIBOR plus 1.30%, with a LIBOR floor of 0.30%	350,000	138,866	350,000	175,862
BofA (6)	5/25/2022	daily floating rate LIBOR plus 1.30%, with a LIBOR floor of 0.30%	250,000	—	—	—
MUFG Union Bank, N.A. (Union Bank) (4)	7/28/2021	daily floating rate LIBOR plus 1.50% with a LIBOR floor of 0.25%	200,000	125,888	300,000	111,835
			$3,250,000	$1,102,156	$3,500,000	$1,383,964
_______________________________
(1)Effective October 19, 2020, this facility was amended and the maximum facility size was temporarily increased to $1,585.0 million, and reverted back to $985.0 million on January 18, 2021.
(2)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.30% and a maturity date of July 15, 2022. As of June 30, 2021, the uncommitted $400.0 million temporary line of credit was not utilized.
(3)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. Effective June 30, 2021, this facility was renewed with a revised interest rate of daily floating LIBOR plus 1.30% and a maturity date of May 25, 2022. The sublimit is subject to an interest rate of daily floating LIBOR plus 1.30%, with a LIBOR floor of 0.30%. As of June 30, 2021, the sublimit borrowing has not been utilized.
(4)On June 28, 2019, we added a new warehouse facility for $200.0 million that contains an accordion feature which allowed for temporary increases not to exceed an additional $150.0 million. If utilized, the additional borrowings must be in predefined multiples and are not to occur more than 3 times within 12 consecutive months. Effective August 4, 2020, this facility was amended and decreased the accordion feature from $150.0 million to $100.0 million, with no changes to the predefined borrowing multiples. On September 22, 2020, the temporary increase of $100.0 million was utilized and expired on January 20, 2021. Effective June 28, 2021, the facility maturity date was extended to July 28, 2021.
(5)Effective January 15, 2021, the maximum facility was temporarily increased to $650.0 million.
(6)Effective June 30, 2021, the advised consent line was renewed for $250.0 million of capacity with a revised interest rate of daily floating LIBOR plus 1.30%, with a LIBOR floor of 0.30%, and a maturity date of May 25, 2022.
During the six months ended June 30, 2021, we had a maximum of $2.1 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.    Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of June 30, 2021 and December 31, 2020, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Investments in unconsolidated subsidiaries	$81,250	$66,947
Other current assets	4,219	4,219
Co-investment commitments	80,133	47,957
Maximum exposure to loss	$165,602	$119,123
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	As of June 30, 2021
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,094	$—	$—	$7,094
Debt securities issued by U.S. federal agencies	—	8,689	—	8,689
Corporate debt securities	—	51,177	—	51,177
Asset-backed securities	—	3,778	—	3,778
Collateralized mortgage obligations	—	1,314	—	1,314
Total available for sale debt securities	7,094	64,958	—	72,052
Equity securities	45,395	—	—	45,395
Investments in unconsolidated subsidiaries	—	—	265,531	265,531
Warehouse receivables	—	1,117,677	—	1,117,677
Total assets at fair value	$52,489	$1,182,635	$265,531	$1,500,655

Liabilities
Warrant liabilities	10,868		—	10,868
Total liabilities at fair value	$10,868	$—	$—	$10,868

	As of December 31, 2020
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,270	$—	$—	$7,270
Debt securities issued by U.S. federal agencies	—	10,216	—	10,216
Corporate debt securities	—	51,244	—	51,244
Asset-backed securities	—	3,801	—	3,801
Collateralized mortgage obligations	—	1,369	—	1,369
Total available for sale debt securities	7,270	66,630	—	73,900
Equity securities	43,334	—	—	43,334
Investments in unconsolidated subsidiaries	—	—	50,000	50,000
Warehouse receivables	—	1,411,170	—	1,411,170
Total assets at fair value	$50,604	$1,477,800	$50,000	$1,578,404

We classify certain investments as level 3 in the fair value hierarchy which represent investments in non-public entities where we elected the fair value option. The valuation of these investments is determined utilizing recent market activity as well as income and/or market approach valuation methodologies. As of June 30, 2021 and December 31, 2020, investments in unconsolidated subsidiaries at fair value using NAV were $95.6 million and $66.3 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2021.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
There were no significant non-recurring fair value measurement recorded during the three months ended June 30, 2020. The following non-recurring fair value measurements were recorded for the six months ended June 30, 2020 (dollars in thousands):

	Net Carrying Value as of June 30, 2020	Fair Value Measured and Recorded Using			Total Impairment Charges for the Six Months Ended June 30, 2020
		Level 1	Level 2	Level 3
Property and equipment	$9,875	$—	$—	$9,875	$21,663
Goodwill	421,574	—	—	421,574	25,000
Other intangible assets	13,123	—	—	13,123	28,508
Total	$444,572	$—	$—	$444,572	$75,171

During the six months ended June 30, 2020, we recorded $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment and a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment. Primarily as a result of the global economic disruption and uncertainty due to Covid-19, we deemed there to be triggering events in the first quarter of 2020 that required testing of goodwill and certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were primarily driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to Covid-19 and changes in our business going forward. These asset impairment charges were included within the line item “Asset impairments” in the accompanying consolidated statements of operations. The fair value measurements employed for our impairment evaluations were based on a discounted cash flow approach. Inputs used in these evaluations included risk-free rates of return, estimated risk premiums, terminal growth rates, working capital assumptions, income tax rates as well as other economic variables.

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
•Warrant liabilities - A liability of CBRE Acquisition Holdings, Inc., the redeemable warrants are separately traded on the NYSE under the symbol “CBAH.WS.” These warrants are carried at fair value, which was determined at quoted trading price of these instruments.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 3 and 8).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $770.4 million and $772.2 million at June 30, 2021 and December 31, 2020, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $771.8 million and $785.7 million at June 30, 2021 and December 31, 2020, respectively (see Note 8).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $696.3 million and $702.5 million at June 30, 2021 and December 31, 2020, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $595.0 million and $594.5 million at June 30, 2021 and December 31, 2020, respectively. The estimated fair value of our 2.500% senior notes was $507.2 million as of June 30, 2021. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $487.6 million at June 30, 2021. On December 28, 2020, we redeemed the $425.0 million aggregate outstanding principal amount of our 5.25% senior notes in full (See Note 8).
•Notes Payable on Real Estate - As of June 30, 2021 and December 31, 2020, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $128.7 million and $79.6 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

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
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$906,765	$412,169	$1,462,622	$823,420
Operating income	431,539	138,924	707,001	313,458
Net income	1,108,718	54,055	1,476,935	158,584

During the second quarter of 2021, the company closed on its integration of Hana with Industrious National Management Company LLC (“Industrious”), increasing its ownership interest to 40% as of June 30, 2021.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Senior term loans, with interest ranging from 0.75% to 1.15%, due quarterly through 2024	$774,327	$788,759
4.875% senior notes due in 2026, net of unamortized discount	597,688	597,470
2.500% senior notes due in 2031, net of unamortized discount	492,443	—
Other	1,193	1,514
Total long-term debt	1,865,651	1,387,743
Less: current maturities of long-term debt	1,181	1,514
Less: unamortized debt issuance costs	10,143	6,027
Total long-term debt, net of current maturities	$1,854,327	$1,380,202
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
The 2019 Credit Agreement is a senior unsecured credit facility that is jointly and severally guaranteed by us. On May 21, 2021, we entered into a definitive agreement whereby our subsidiary guarantors were released as guarantors from our 2019 Credit Agreement. As of June 30, 2021, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.
On July 9, 2021, CBRE Services entered into an incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million. The increase is comprised of an increase in domestic borrowings of $330.0 million and an increase in our U.K. subsidiaries' borrowings of $20.0 million.
On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us. Interest accrues at a rate of 4.875% per year and is payable semiannually in arrears on March 1 and September 1.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $487.6 million at June 30, 2021.
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2019 Credit Agreement. In addition, our 2019 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2019 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2019 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2019 Credit Agreement), 4.75x) as of the end of each fiscal quarter. On this basis, our coverage ratio of consolidated EBITDA to consolidated interest expense was 39.78x for the trailing twelve months ended June 30, 2021, and our leverage ratio of total debt less available cash to consolidated EBITDA was (0.02)x as of June 30, 2021.
Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2019 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $300.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. On July 9, 2021, the U.K. subsidiaries sub-facility was increased to $320.0 million. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2019 Credit Agreement). The 2019 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of June 30, 2021, no amount was outstanding under the revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.
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
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Operating lease assets	$1,001,608	$1,020,352
Financing	Other assets, net	117,117	117,805
Total leased assets		$1,118,725	$1,138,157
Liabilities
Current:
Operating	Operating lease liabilities	$216,879	$208,526
Financing	Other current liabilities	36,232	39,298
Non-current:
Operating	Non-current operating lease liabilities	1,071,499	1,116,795
Financing	Other liabilities	80,376	78,881
Total lease liabilities		$1,404,986	$1,443,500
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$62,591	$155,935
Right-of-use assets obtained in exchange for new financing lease liabilities	22,430	23,845
Other non-cash increases in operating lease right-of-use assets (1)	6,876	11,426
Other non-cash decreases in financing lease right-of-use assets (1)	(2,496)	(969)
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $34.6 billion at June 30, 2021, of which $30.0 billion was subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both June 30, 2021 and December 31, 2020, CBRE MCI had a $95.0 million letter of credit under this reserve arrangement and had recorded a liability of approximately $61.2 million and $57.1 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $796.1 million (including $323.9 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the Covid-19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days. As of June 30, 2021, total advances for principal and interest were $9.3 million, of which $5.6 million have already been reimbursed.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both June 30, 2021 and December 31, 2020, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $145.7 million as of June 30, 2021, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $95.0 million as of June 30, 2021 referred to in the preceding paragraphs represented the majority of the $145.7 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
We had guarantees totaling $38.7 million as of June 30, 2021, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $38.7 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In addition, as of June 30, 2021, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of June 30, 2021, we had aggregate commitments of $118.7 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of June 30, 2021, we had committed to fund $55.5 million of additional capital to these unconsolidated subsidiaries.

11.    Income Taxes

Our provision for income taxes on a consolidated basis was $133.4 million for the three months ended June 30, 2021 as compared to $18.8 million for the three months ended June 30, 2020. The increase of $114.6 million is primarily related to the corresponding increase in our consolidated pre-tax book income. Our effective tax rate increased to 23.1% for the three months ended June 30, 2021 from 18.6% for the three months ended June 30, 2020 primarily resulted from a percentage decrease of favorable permanent book tax differences and tax credits in 2021.

Our provision for income taxes on a consolidated basis was $209.8 million for the six months ended June 30, 2021 as compared to $70.0 million for the six months ended June 30, 2020. The increase of $139.8 million is primarily related to the corresponding increase in consolidated pre-tax book income. Our effective tax rate increased to 22.7% for the six months ended June 30, 2021 from 21.5% for the six months ended June 30, 2020 primarily resulting from a percentage decrease of favorable permanent book tax differences and tax credits in 2021.

Our effective tax rate for the three and six months ended June 30, 2021 was different than the U.S. federal statutory tax rate of 21.0% primarily due to U.S. state taxes and favorable permanent book tax differences.

As of June 30, 2021 and December 31, 2020, the company had gross unrecognized tax benefits of $172.7 million and $168.5 million, respectively. The net increase of $4.2 million primarily resulting from an accrual of gross unrecognized tax benefits of $9.9 million and a release of $5.7 million of gross unrecognized tax benefits primarily related to the expiration of statute of limitations in various tax jurisdictions.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.    Income Per Share and Stockholders' Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$442,637	$81,897	$708,839	$254,092
Weighted average shares outstanding for basic income per share	335,643,233	335,126,126	335,751,530	335,048,115
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.32	$0.24	$2.11	$0.76
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$442,637	$81,897	$708,839	$254,092
Weighted average shares outstanding for basic income per share	335,643,233	335,126,126	335,751,530	335,048,115
Dilutive effect of contingently issuable shares	3,859,638	2,235,293	3,789,824	3,501,690
Weighted average shares outstanding for diluted income per share	339,502,871	337,361,419	339,541,354	338,549,805
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.30	$0.24	$2.09	$0.75

For the three and six months ended June 30, 2021, 3,974 and 15,852, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2020, 2,381,476 and 1,585,601, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

In February 2019, our board of directors authorized a new program for the repurchase of up to $300.0 million of our common stock over three years, effective March 11, 2019. In both August and November 2019, our board of directors authorized an additional $100.0 million under our program, bringing the total authorized repurchase amount under the program to a total of $500.0 million. During the year ended December 31, 2020, we spent $50.0 million to repurchase 1,050,084 shares of our common stock at an average price of $47.62 per share using cash on hand. During the three months ended March 31, 2021, we spent $64.1 million to repurchase an additional 831,274 shares of our common stock with an average price of $77.15 per share using cash on hand. During the three months ended June 30, 2021, we spent $24.1 million to repurchase an additional 300,454 shares of our common stock with an average price of $80.31 per share using cash on hand. As of June 30, 2021, we had $261.7 million of capacity remaining under our stock repurchase program.

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

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended June 30, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,435,754	$—	$—	$3,435,754
Advisory leasing	692,908	—	—	—	692,908
Advisory sales	611,834	—	—	—	611,834
Property management	423,244	—	—	(4,457)	418,787
Project management	—	646,968	—	—	646,968
Valuation	181,226	—	—	—	181,226
Commercial mortgage origination (1)	72,211	—	—	—	72,211
Loan servicing (2)	5,118	—	—	—	5,118
Investment management	—	—	139,271	—	139,271
Development services	—	—	92,514	—	92,514
Topic 606 Revenue	1,986,541	4,082,722	231,785	(4,457)	6,296,591
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	89,667	—	—	—	89,667
Loan servicing	60,777	—	—	—	60,777
Development services (3)	—	—	11,578	—	11,578
Total Out of Scope of Topic 606 Revenue	150,444	—	11,578	—	162,022
Total Revenue	$2,136,985	$4,082,722	$243,363	$(4,457)	$6,458,613

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2020
	Advisory Services (4)	Global Workplace Solutions (4)	Real Estate Investments	Corporate, other and eliminations (4)	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,297,039	$—	$—	$3,297,039
Advisory leasing	521,778	—	—	—	521,778
Advisory sales	243,007	—	—	—	243,007
Property management	400,110	—	—	(4,892)	395,218
Project management	—	473,394	—	—	473,394
Valuation	131,837	—	—	—	131,837
Commercial mortgage origination (1)	20,115	—	—	—	20,115
Loan servicing (2)	9,021	—	—	—	9,021
Investment management	—	—	103,132	—	103,132
Development services	—	—	57,700	—	57,700
Topic 606 Revenue	1,325,868	3,770,433	160,832	(4,892)	5,252,241
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	80,335	—	—	—	80,335
Loan servicing	48,029	—	—	—	48,029
Development services (3)	—	—	779	—	779
Total Out of Scope of Topic 606 Revenue	128,364	—	779	—	129,143
Total Revenue	$1,454,232	$3,770,433	$161,611	$(4,892)	$5,381,384
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
(4)Prior period segment results have been recast to conform to the changes as discussed in Note 14.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$6,915,255	$—	$—	$6,915,255
Advisory leasing	1,213,124	—	—	—	1,213,124
Advisory sales	1,004,146	—	—	—	1,004,146
Property management	850,432	—	—	(10,602)	839,830
Project management	—	1,193,350	—	—	1,193,350
Valuation	340,816	—	—	—	340,816
Commercial mortgage origination (1)	105,962	—	—	—	105,962
Loan servicing (2)	20,505	—	—	—	20,505
Investment management	—	—	271,342	—	271,342
Development services	—	—	170,692	—	170,692
Topic 606 Revenue	3,534,985	8,108,605	442,034	(10,602)	12,075,022
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	195,782	—	—	—	195,782
Loan servicing	114,230	—	—	—	114,230
Development services (3)	—	—	12,458	—	12,458
Total Out of Scope of Topic 606 Revenue	310,012	—	12,458	—	322,470
Total Revenue	$3,844,997	$8,108,605	$454,492	$(10,602)	$12,397,492

	Six Months Ended June 30, 2020
	Advisory Services (4)	Global Workplace Solutions (4)	Real Estate Investments	Corporate, other and eliminations (4)	Consolidated
Topic 606 Revenue:
Facilities management	$—	$6,632,832	$—	$—	$6,632,832
Advisory leasing	1,146,806	—	—	(2,134)	1,144,672
Advisory sales	674,676	—	—	—	674,676
Property management	818,591	—	—	(12,276)	806,315
Project management	—	1,022,130	—	—	1,022,130
Valuation	279,575	—	—	—	279,575
Commercial mortgage origination (1)	58,003	—	—	—	58,003
Loan servicing (2)	20,430	—	—	—	20,430
Investment management	—	—	224,809	—	224,809
Development services	—	—	133,926	—	133,926
Topic 606 Revenue	2,998,081	7,654,962	358,735	(14,410)	10,997,368
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	165,538	—	—	—	165,538
Loan servicing	93,300	—	—	—	93,300
Development services (3)	—	—	14,346	—	14,346
Total Out of Scope of Topic 606 Revenue	258,838	—	14,346	—	273,184
Total Revenue	$3,256,919	$7,654,962	$373,081	$(14,410)	$11,270,552
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
(4)Prior period segment results have been recast to conform to the changes as discussed in Note 14.

Contract Assets and Liabilities

We had contract assets totaling $460.9 million ($322.9 million of which was current) and $471.8 million ($318.2 million of which was current) as of June 30, 2021 and December 31, 2020, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We had contract liabilities totaling $200.7 million ($197.4 million of which was current) and $164.1 million ($162.0 million of which was current) as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, we recognized revenue of $142.4 million that was included in the contract liability balance at December 31, 2020.

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

Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Effective January 1, 2021, transaction services was fully moved under the Advisory Services segment and project management was fully moved under the Global Workplace Solutions segment. Previously transaction services and project management were split between the Global Workplace Solutions segment and the Advisory Services segment. Real Estate Investments includes investment management services provided globally, development services in the U.S. and U.K. and flexible office space solutions. Corporate and other includes activities not attributed to our core business, primarily consisting of corporate headquarters costs for executive officers and certain other central functions, as well as certain strategic equity investments. These costs, which were previously allocated to the business segments on a reasonable basis, are no longer allocated and are reported under Corporate and other. It also includes eliminations related to inter-segment revenue. Prior period segment results for all of our reportable segments have been recast to conform to the above changes.
Segment operating profit is the measure reported to the CODM for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, costs associated with workforce optimization efforts and integration and other costs related to acquisitions. This metric excludes the impact of corporate overhead as these costs are now reported under Corporate and other.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Advisory Services	$2,136,985	$1,454,232	$3,844,997	$3,256,919
Global Workplace Solutions	4,082,722	3,770,433	8,108,605	7,654,962
Real Estate Investments	243,363	161,611	454,492	373,081
Corporate, other and eliminations	(4,457)	(4,892)	(10,602)	(14,410)
Total revenue	$6,458,613	$5,381,384	$12,397,492	$11,270,552

Segment operating profit
Advisory Services	$464,297	$202,112	$796,597	$535,076
Global Workplace Solutions	170,152	127,490	322,329	234,457
Real Estate Investments	153,463	24,654	214,040	67,675
Total reportable segment operating profit	$787,912	$354,256	$1,332,966	$837,208
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to CBRE Group, Inc.	$442,637	$81,897	$708,839	$254,092
Adjustments to increase (decrease) net income:
Depreciation and amortization	119,085	116,384	241,163	230,178
Asset impairments	—	—	—	75,171
Interest expense, net of interest income	13,772	17,950	23,878	33,966
Provision for income taxes	133,445	18,803	209,772	69,985
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1,672	(7,500)	17,004	(15,284)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	(374)	1,247	725	7,000
Costs incurred related to legal entity restructuring	—	693	—	3,934
Integration and other costs related to acquisitions	8,134	236	8,134	1,019
Costs associated with workforce optimization efforts (1)	—	37,594	—	37,594
Corporate and other loss, including eliminations	69,541	86,952	123,451	139,553
Total reportable segment operating profit	$787,912	$354,256	$1,332,966	$837,208
_______________________________
(1)Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the Covid-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. of the total costs, $7.4 million was included within the “Cost of revenue” line item and $30.2 million was included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
United States	$3,563,704	$3,089,794	$6,912,563	$6,470,357
United Kingdom	832,938	677,880	1,609,981	1,451,895
All other countries	2,061,971	1,613,710	3,874,948	3,348,300
Total revenue	$6,458,613	$5,381,384	$12,397,492	$11,270,552

15.    Subsequent Events

On July 29, 2021, we entered into a share purchase agreement to acquire a 60% ownership interest in Turner & Townsend Holdings Limited ("Turner & Townsend") for approximately $1.3 billion in cash, a portion of which will be deferred. We plan to fund the purchase with cash on hand and our revolving credit facility, if needed. Turner & Townsend, based in the U.K., is a global professional services company specializing in program management, project management, and cost consulting across the commercial real estate, infrastructure and natural resources sectors. The acquisition is expected to close in the fourth quarter of 2021, subject to regulatory approvals and other customary closing conditions. Due to our majority interest and rights granted through our ownership, we will consolidate Turner & Townsend’s financial results in our Global Workplace Solutions segment upon completion of the transaction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended June 30, 2021 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Annual Report). Accordingly, you should read the following discussion in conjunction with the information included in our 2020 Annual Report as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Our business is focused on providing services to real estate investors and occupiers. For investors, we provide capital markets (property sales, mortgage origination, sales and servicing), property leasing, investment management, property management, valuation and development services, among others. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Global Investors” (investment management); “Trammell Crow Company” (U.S. development); “Telford Homes” (U.K. development) and “Hana” (flexible-space solutions). In 2020, CBRE sponsored a special purpose acquisition company, or SPAC, CBRE Acquisition Holdings, Inc., which trades on the NYSE under the symbols “CBAH,” “CBAH.U,” and “CBAH.WS.” On July 13, 2021, CBRE Acquisition Holdings, Inc. entered into a definitive merger agreement with Altus Power, Inc. that is expected to result in Altus Power, Inc. becoming a public company listed on the NYSE under the new ticker symbol “AMPS.” The transaction is expected to close in the fourth quarter of 2021.
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
In 2020, we generated revenue from a highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2021 we were ranked to #122 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 20 years in a row (including 2021). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for eight consecutive years (including 2021), and are included in both the Dow Jones World Sustainability Index and the Bloomberg Gender-Equality Index for two years in a row.
The Covid-19 pandemic has primarily impacted the property sales and leasing lines of business in the Advisory Services segment. Many property owners and occupiers put transactions on hold and withdrew existing mandates, sharply reducing sales and leasing volumes. The effects of Covid-19 have eased in parts of the world where progress has been made with vaccine distribution and global economic conditions have improved. Nevertheless Covid-19 continues to pose public health challenges that impact our operations, particularly as new strains emerge and spread and vaccine administration is slow in parts of the world. As of the date of this Quarterly Report, the majority of workers remain out of their offices and occupier confidence in making long-term office leasing decisions has not returned to pre-pandemic levels.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2020 Annual Report. There have been no material changes to these policies as of June 30, 2021.
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

Effects of Acquisitions
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. During the first half of 2021, we completed our integration of Hana with Industrious National Management Company LLC (Industrious), increasing our stake to 40% as of June 30, 2021. In October 2019, we acquired Telford Homes Plc (Telford), a leading developer of multifamily residential properties in the London area. Telford, which is reported in our Real Estate Investments segment, expanded our real estate development business outside the U.S. for the first time.

Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest. During 2020, we completed six in-fill acquisitions: leading local facilities management firms in Spain and Italy, a U.S. firm that helps companies reduce telecommunications costs, a technology-focused project management firm based in Florida, a firm specializing in performing real estate valuations in South Korea, and a facilities management and technical maintenance firm in Australia. In the first half of 2021, we completed four in-fill acquisitions: a construction management and project advisory services firm based in Los Angeles; a technical facilities services firm based in Denmark; an infrastructure and development services firm based in Australia, and a gaming sector advisory firm based in Las Vegas.

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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2021, we have accrued deferred purchase consideration totaling $125.6 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. and, as a result, we are subject to risks associated with doing business globally. Our Real Estate Investments segment has significant euro-denominated assets under management, or AUM, as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions segment also derives significant revenue and earnings in foreign currencies, including the euro and British pound sterling. Fluctuations in foreign currency exchange rates have resulted and may continue to result in corresponding fluctuations in our AUM, revenue and earnings.

We are closely monitoring the impact of the Covid-19 pandemic on business conditions across all regions worldwide. Covid-19 has significantly impacted our operations and has the potential to further constrain our business activity, although its effects have eased in part of the world where vaccines have been administered and economic activity has recovered.

Our businesses could also suffer from political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty in the jurisdictions in which we operate. Any currency volatility associated with the Covid-19 pandemic, geopolitical or economic dislocations could impact our results of operations.

During the six months ended June 30, 2021, approximately 44.8% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
United States dollar	$3,563,704	55.2%	$3,089,794	57.4%	$6,912,563	55.8%	$6,470,357	57.4%
British pound sterling	832,938	12.9%	677,880	12.6%	1,609,981	13.0%	1,451,895	12.9%
euro	719,160	11.1%	573,761	10.7%	1,348,785	10.9%	1,190,729	10.6%
Canadian dollar	259,012	4.0%	170,896	3.2%	498,722	4.0%	364,131	3.2%
Australian dollar	161,240	2.5%	93,923	1.7%	271,293	2.2%	188,064	1.7%
Chinese yuan	112,372	1.7%	90,375	1.7%	210,586	1.7%	165,831	1.5%
Indian rupee	102,210	1.6%	110,598	2.1%	209,519	1.7%	246,124	2.2%
Swiss franc	98,172	1.5%	78,411	1.5%	189,988	1.5%	154,088	1.4%
Japanese yen	90,775	1.4%	63,911	1.2%	168,109	1.4%	162,293	1.4%
Singapore dollar	74,776	1.2%	62,501	1.1%	141,649	1.1%	130,405	1.1%
Other currencies (1)	444,254	6.9%	369,334	6.8%	836,297	6.7%	746,635	6.6%
Total revenue	$6,458,613	100.0%	$5,381,384	100.0%	$12,397,492	100.0%	$11,270,552	100.0%
_______________________________
(1)Approximately 37 currencies comprise 6.9% and 6.7% of our revenues for the three and six months ended June 30, 2021, respectively, and approximately 37 currencies comprise 6.8% and 6.6% of our revenues for the three and six months ended June 30, 2020, respectively.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2021, the net impact would have been an increase in pre-tax income of $6.5 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2021, the net impact would have been an increase in pre-tax income of $14.0 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020 (1)		2021		2020 (1)
Revenue:
Net revenue:
Facilities management	$1,199,657	18.6%	$1,087,657	20.2%	$2,356,146	19.0%	$2,201,715	19.5%
Property management	421,378	6.5%	395,789	7.4%	829,947	6.7%	795,141	7.1%
Project management	338,011	5.2%	293,386	5.5%	646,128	5.2%	625,048	5.5%
Valuation	181,226	2.8%	131,837	2.4%	340,816	2.7%	279,575	2.5%
Loan servicing	65,894	1.0%	57,050	1.1%	134,736	1.1%	113,730	1.0%
Advisory leasing	692,908	10.7%	521,778	9.7%	1,213,124	9.8%	1,146,806	10.2%
Capital markets:
Advisory sales	611,834	9.5%	243,007	4.5%	1,004,146	8.1%	674,676	6.0%
Commercial mortgage origination	161,879	2.5%	100,450	1.9%	301,743	2.4%	223,541	2.0%
Investment management	139,271	2.2%	103,132	1.9%	271,342	2.2%	224,809	2.0%
Development services	104,092	1.7%	58,478	1.0%	183,151	1.5%	148,272	1.3%
Corporate, other and eliminations	(4,457)	(0.1)%	(4,892)	(0.1)%	(10,602)	(0.1)%	(14,410)	(0.1)%
Total net revenue	3,911,693	60.6%	2,987,672	55.5%	7,270,677	58.6%	6,418,903	57.0%
Pass through costs also recognized as revenue	2,546,920	39.4%	2,393,712	44.5%	5,126,815	41.4%	4,851,649	43.0%
Total revenue	6,458,613	100.0%	5,381,384	100.0%	12,397,492	100.0%	11,270,552	100.0%
Costs and expenses:
Cost of revenue	5,016,759	77.7%	4,399,537	81.8%	9,736,305	78.5%	9,112,211	80.8%
Operating, administrative and other	957,216	14.8%	770,806	14.3%	1,785,543	14.4%	1,560,872	13.8%
Depreciation and amortization	119,085	1.8%	116,384	2.1%	241,163	2.0%	230,178	2.1%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	75,171	0.7%
Total costs and expenses	6,093,060	94.3%	5,286,727	98.2%	11,763,011	94.9%	10,978,432	97.4%
Gain (loss) on disposition of real estate	929	0.0%	(492)	(0.1)%	1,085	0.0%	22,335	0.2%
Operating income	366,482	5.7%	94,165	1.7%	635,566	5.1%	314,455	2.8%
Equity income from unconsolidated subsidiaries	212,132	3.3%	19,480	0.4%	295,726	2.4%	40,111	0.4%
Other income	12,045	0.2%	5,220	0.1%	14,777	0.1%	5,027	0.0%
Interest expense, net of interest income	13,772	0.3%	17,950	0.3%	23,878	0.2%	33,966	0.3%
Income before provision for income taxes	576,887	8.9%	100,915	1.9%	922,191	7.4%	325,627	2.9%
Provision for income taxes	133,445	2.0%	18,803	0.4%	209,772	1.7%	69,985	0.6%
Net income	443,442	6.9%	82,112	1.5%	712,419	5.7%	255,642	2.3%
Less: Net income attributable to non-controlling interests	805	0.0%	215	0.0%	3,580	0.0%	1,550	0.0%
Net income attributable to CBRE Group, Inc.	$442,637	6.9%	$81,897	1.5%	$708,839	5.7%	$254,092	2.3%
Adjusted EBITDA	$718,371	11.1%	$267,304	5.0%	$1,209,515	9.8%	$697,655	6.2%
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
We use adjusted EBITDA as an indicator of consolidated financial performance. It represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, costs associated with workforce optimization efforts and integration and other costs related to acquisitions. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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
Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to CBRE Group, Inc.	$442,637	$81,897	$708,839	$254,092
Add:
Depreciation and amortization	119,085	116,384	241,163	230,178
Asset impairments	—	—	—	75,171
Interest expense, net of interest income	13,772	17,950	23,878	33,966
Provision for income taxes	133,445	18,803	209,772	69,985
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1,672	(7,500)	17,004	(15,284)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period	(374)	1,247	725	7,000
Costs incurred related to legal entity restructuring	—	693	—	3,934
Integration and other costs related to acquisitions	8,134	236	8,134	1,019
Costs associated with workforce optimization efforts (1)	—	37,594	—	37,594
Adjusted EBITDA	$718,371	$267,304	$1,209,515	$697,655
______________________________
(1)Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the Covid-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. of the total costs, $7.4 million was included within the “Cost of revenue” line item and $30.2 million was included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
We reported consolidated net income of $442.6 million for the three months ended June 30, 2021 on revenue of $6.5 billion as compared to consolidated net income of $81.9 million on revenue of $5.4 billion for the three months ended June 30, 2020.
Our revenue on a consolidated basis for the three months ended June 30, 2021 increased by $1.1 billion, or 20.0%, as compared to the three months ended June 30, 2020. The revenue increase reflects growth across the three business segments; increases in revenue in our Global Workplace Solutions segment due to growth in our facilities management and project management business, increases in our Advisory Services segment with notable growth in sales commission supported by a moderate growth in other advisory services such as lease revenue, property management and valuation services, and increases in asset management fees and development and construction revenue. Foreign currency translation had a 4.6% positive impact on total revenue during the three months ended June 30, 2021, primarily driven by strength in the Canadian dollar, British pound sterling and euro, partially offset by weakness in the Argentine peso, and Japanese Yen.
Our cost of revenue on a consolidated basis increased by $617.2 million, or 14.0%, during the three months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities management and project management business and higher commission expense associated with our Advisory Services segment due to growth in our sales and leasing business. In addition, foreign currency translation had a 4.2% negative impact on total cost of revenue during the three months ended June 30, 2021. Cost of revenue as a percentage of revenue decreased to 77.7% for the three months ended June 30, 2021 from 81.8% for the three months ended June 30, 2020, primarily driven by the Advisory Services segment where revenue growth has outpaced fixed cost growth.
Our operating, administrative and other expenses on a consolidated basis increased by $186.4 million, or 24.2%, during the three months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily due to an increase in overall bonus accrual, other incentive compensation, and stock compensation expense tied to significant growth in performance this quarter as compared to the three months ended June 30, 2020 when the operating results were impacted by the pandemic. Foreign currency translation had a 4.5% negative impact on total operating, administrative and other expenses during the three months ended June 30, 2021. Operating expenses as a percentage of revenue increased slightly to 14.8% for the three months ended June 30, 2021 from 14.3% for the three months ended June 30, 2020.
Our depreciation and amortization expense on a consolidated basis increased by $2.7 million, or 2.3%, during the three months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily attributable to higher amortization expense associated with mortgage servicing rights.
Our gain on disposition of real estate on a consolidated basis was $0.9 million for the three months ended June 30, 2021, which was an increase over the prior year period. These gains resulted from property sales within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $192.7 million, or 989.0%, during the three months ended June 30, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with gains on property sales reported in our Real Estate Investments segment and higher equity pick up associated with certain equity investments reported in our Corporate and other segment.
Our consolidated interest expense, net of interest income, decreased by $4.2 million, or 23.3%, for the three months ended June 30, 2021 as compared to the same period in 2020. This decrease was primarily due to interest expense associated with the 5.25% senior note which was fully paid off in December 2020, and offset by interest expense associated with the 2.500% senior note issued in the first half of 2021.
Our provision for income taxes on a consolidated basis was $133.4 million for the three months ended June 30, 2021 as compared to $18.8 million for the same period in 2020. The increase in tax expense for the three months ended June 30, 2021 of $114.6 million was primarily related to the corresponding increase in our consolidated pre-tax book income. Our effective tax rate increased to 23.1% for the three months ended June 30, 2021 from 18.6% for the three months ended June 30, 2020 primarily resulted from a percentage decrease of favorable permanent book tax differences and tax credits in 2021.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
We reported consolidated net income of $708.8 million for the six months ended June 30, 2021 on revenue of $12.4 billion as compared to consolidated net income of $254.1 million on revenue of $11.3 billion for the six months ended June 30, 2020.
Our revenue on a consolidated basis for the six months ended June 30, 2021 increased by $1.1 billion, or 10.0%, as compared to the six months ended June 30, 2020. The revenue increase reflects higher revenue in our Global Workplace Solutions segment (up 5.9%) led by growth in our facilities management line of business, driven by its contractual nature, an increase in higher revenue in our Advisory Services segment led primarily by higher sales (increase of 48.8% as compared to the same period in 2020) with an overall increase in its other advisory services, and improved revenue in our Real Estate Investments segment (up 21.8%) largely due to an increase in sales in our development services line of business and investment management fees related to growth in AUM. Foreign currency translation had a 3.3% positive impact on total revenue during the six months ended June 30, 2021, primarily driven by strength in the Australian dollar, British pound sterling and euro, partially offset by weakness in the Argentine peso and Brazilian real.

Our cost of revenue on a consolidated basis increased by $624.1 million, or 6.8%, during the six months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities management and project management business and higher costs associated with our Advisory Services segment due to growth in our sales and leasing business. Foreign currency translation had a 3.1% negative impact on total cost of revenue during the six months ended June 30, 2021. Cost of revenue as a percentage of revenue decreased to 78.5% for the six months ended June 30, 2021 from 80.8% for the six months ended June 30, 2020. This was primarily due to Advisory Services segment where revenue growth has outpaced increase in fixed costs.
Our operating, administrative and other expenses on a consolidated basis increased by $224.7 million, or 14.4%, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily due to an increase in overall bonus accrual, other incentive compensation, and stock compensation expense tied to significant improvement in the business performance during the six months ended June 30, 2021 as compared to six months ended June 30, 2020. Foreign currency translation also had a 3.5% negative impact on total operating expenses during the six months ended June 30, 2021. Operating expenses as a percentage of revenue increased to 14.4% for the six months ended June 30, 2021 from 13.8% for the six months ended June 30, 2020, primarily due to increased performance driven incentive expense partially offset by a decrease in discretionary expense such as travel and marketing.
Our depreciation and amortization expense on a consolidated basis increased by $11.0 million, or 4.8%, during the six months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily attributable to a rise in amortization expense related to higher mortgage servicing rights and loan payoffs.
We did not incur any asset impairments during the six months ended June 30, 2021. Our asset impairments on a consolidated basis totaled $75.2 million for the six months ended June 30, 2020 and consisted of a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment and $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment. During 2020, we deemed there to be triggering events in the first quarter of 2020 that required testing of certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to Covid-19.
Our gain on disposition of real estate on a consolidated basis decreased by $21.3 million, or 95.1%, during the six months ended June 30, 2021 as compared to the same period in 2020. These gains resulted from decreased activity related to property sales within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $255.6 million, or 637.3%, during the six months ended June 30, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with gains on property sales reported in our Real Estate Investments segment and higher equity pick ups associated with certain equity investments reported in our Corporate and other segment.
Our consolidated interest expense, net of interest income, decreased by $10.1 million, or 29.7%, for the six months ended June 30, 2021 as compared to the same period in 2020. This decrease was primarily due to interest expense associated with the 5.25% senior note which was fully paid off in December 2020, and offset by interest expense associated with the 2.500% senior note issued in the first half of 2021.
Our provision for income taxes on a consolidated basis was $209.8 million for the six months ended June 30, 2021 as compared to $70.0 million for the six months ended June 30, 2020. The increase of approximately $139.8 million was primarily related to the corresponding increase in consolidated pre-tax book income. Our effective tax rate increased to 22.7% for the six months ended June 30, 2021 from 21.5% for the six months ended June 30, 2020 primarily resulted from a percentage decrease of favorable permanent book tax differences and tax credits in 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the Covid-19 pandemic. The CARES Act has not had, nor is it expected to have, a significant impact on our effective tax rate for 2021.

Segment Operations

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. Effective January 1, 2021, we have realigned our organizational structure and performance measure to how our chief operating decision maker views the company. This includes a “Corporate, other and eliminations” component and a segment measurement of profit and loss referred to as segment operating profit.
Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Effective January 1, 2021, transaction services was fully moved under the Advisory Services segment and project management was fully moved under the Global Workplace Solutions segment. Previously transaction services and project management were split between the Global Workplace Solutions segment and the Advisory Services segment. Real Estate Investments includes investment management services provided globally, development services in the U.S. and U.K. and flexible office space solutions. Corporate and other includes activities not attributed to our core business, primarily consisting of corporate headquarters costs for executive officers and certain other central functions. These costs are not allocated to the other business segments. It also includes eliminations related to inter-segment revenue. Prior period segment results for all of our reportable segments have been recast to conform to the above changes. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue:
Net revenue:
Property management	$421,378	19.7%	$395,789	27.2%	$829,947	21.6%	$795,141	24.4%
Valuation	181,226	8.5%	131,837	9.1%	340,816	8.9%	279,575	8.6%
Loan servicing	65,894	3.1%	57,050	3.9%	134,736	3.5%	113,730	3.5%
Advisory leasing	692,908	32.4%	521,778	35.9%	1,213,124	31.6%	1,146,806	35.2%
Capital markets:
Advisory sales	611,834	28.6%	243,007	16.7%	1,004,146	26.1%	674,676	20.7%
Commercial mortgage origination	161,879	7.6%	100,450	6.9%	301,743	7.8%	223,541	6.9%
Total segment net revenue	2,135,119	99.9%	1,449,911	99.7%	3,824,512	99.5%	3,233,469	99.3%
Pass through costs also recognized as revenue	1,866	0.1%	4,321	0.3%	20,485	0.5%	23,450	0.7%
Total segment revenue	2,136,985	100.0%	1,454,232	100.0%	3,844,997	100.0%	3,256,919	100.0%
Costs and expenses:
Cost of revenue	1,231,819	57.6%	889,740	61.2%	2,219,396	57.7%	1,943,913	59.7%
Operating, administrative and other	443,611	20.8%	376,335	25.9%	832,218	21.6%	795,592	24.4%
Depreciation and amortization	74,169	3.5%	72,218	5.0%	143,923	3.7%	142,795	4.4%
Operating income	387,386	18.1%	115,939	7.9%	649,460	17.0%	374,619	11.5%
Equity income from unconsolidated subsidiaries	2,149	0.1%	1,293	0.1%	2,899	0.2%	2,328	0.1%
Other income	801	0.0%	185	0.0%	802	0.0%	3,096	0.1%
Less: Net income attributable to non-controlling interests	208	0.0%	182	0.0%	487	0.0%	421	0.0%
Add-back: Depreciation and amortization	74,169	3.5%	72,218	5.0%	143,923	3.7%	142,795	4.4%
Adjustments:
Costs associated with workforce optimization efforts (1)	—	0.0%	12,659	0.9%	—	0.0%	12,659	0.4%
Segment operating profit and segment operating profit on revenue margin	$464,297	21.7%	$202,112	13.9%	$796,597	20.7%	$535,076	16.4%
Segment operating profit on net revenue margin		21.7%		13.9%		20.8%		16.5%
_______________________________
(1)Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the Covid-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. of the total costs, $6.3 million was included within the “Cost of revenue” line item and $6.4 million was included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenue increased by $682.8 million, or 46.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The revenue increase primarily reflects higher sales and leasing revenue, as well as increase in commercial mortgage origination activity, property management fees and valuation revenue. Foreign currency translation had a 5.2% positive impact on total revenue during the three months ended June 30, 2021, primarily driven by strength in the Australian dollar and euro, partially offset by weakness in the Japanese yen.
Cost of revenue increased by $342.1 million, or 38.4%, for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to increased commission expense resulting from higher sales and leasing revenue. Foreign currency translation had a 4.8% negative impact on total cost of revenue during the three months ended June 30, 2021. Cost of revenue as a percentage of revenue decreased to 57.6% for the three months ended June 30, 2021 versus 61.2% for the same period in 2020 This increase in gross margin is primarily due to revenue growth outpacing fixed cost growth.

Operating, administrative and other expenses increased by $67.3 million, or 17.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to overall bonus accrual, other incentive compensation, and stock compensation expense tied to better operating results this quarter as compared to three months ended June 30, 2020. In addition, there has been an increase in new hires to support the growth of the business. Foreign currency translation had a 4.9% negative impact on total operating expenses during the three months ended June 30, 2021.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended June 30, 2021, MSRs contributed to operating income $41.8 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $39.7 million of amortization of related intangible assets. For the three months ended June 30, 2020, MSRs contributed to operating income $37.7 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $31.9 million of amortization of related intangible assets.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenue increased by $0.6 billion, or 18.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The revenue increase primarily reflects higher sales and leasing revenue, as well as increase in commercial mortgage origination activity, property management and valuation revenue. Foreign currency translation had a 3.4% positive impact on total revenue during the six months ended June 30, 2021, primarily driven by strength in Australian dollar, British pound sterling and euro, partially offset by weakness in the Brazilian real.
Cost of revenue increased by $275.5 million, or 14.2%, for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to increased commission expense resulting from higher sales and leasing revenue and increased professional compensation to support the growth in the business. Foreign currency translation also had a 3.4% negative impact on total cost of revenue during the six months ended June 30, 2021. Cost of revenue as a percentage of revenue decreased slightly to 57.7% for the six months ended June 30, 2021 from 59.7% for the six months ended June 30, 2020.
Operating, administrative and other expenses increased by $36.6 million, or 4.6%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was primarily due to overall bonus accrual, other incentive compensation, and stock compensation expense tied to better operating results this period as compared to six months ended June 30, 2020. This was offset by a decrease in certain operating expenses such as travel and entertainment and salaries for office and administrative staff due to cost cutting measures that were implemented last year. Foreign currency translation also had a 3.5% negative impact on total operating expenses during the six months ended June 30, 2021.
For the six months ended June 30, 2021, MSRs contributed to operating income $92.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $75.5 million of amortization of related intangible assets. For the six months ended June 30, 2020, MSRs contributed to operating income $73.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $62.4 million of amortization of related intangible assets.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue:
Net revenue:
Facilities management	$1,199,657	29.4%	$1,087,657	28.8%	$2,356,146	29.1%	$2,201,715	28.8%
Project management	338,011	8.3%	293,386	7.8%	646,128	8.0%	625,048	8.1%
Total segment net revenue	1,537,668	37.7%	1,381,043	36.6%	3,002,274	37.0%	2,826,763	36.9%
Pass through costs also recognized as revenue	2,545,054	62.3%	2,389,390	63.4%	5,106,331	63.0%	4,828,199	63.1%
Total segment revenue	4,082,722	100.0%	3,770,433	100.0%	8,108,605	100.0%	7,654,962	100.0%
Costs and expenses:
Cost of revenue	3,729,624	91.4%	3,483,401	92.4%	7,427,397	91.6%	7,094,955	92.7%
Operating, administrative and other	193,284	4.7%	163,944	4.3%	369,295	4.6%	330,624	4.3%
Depreciation and amortization	32,547	0.8%	32,475	0.9%	67,006	0.8%	64,916	0.8%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	50,171	0.7%
Operating income	127,267	3.1%	90,613	2.4%	244,907	3.0%	114,296	1.5%
Equity income (loss) from unconsolidated subsidiaries	416	0.0%	(401)	0.0%	234	0.0%	116	0.0%
Other income (loss)	1,805	0.0%	(54)	0.0%	2,071	0.0%	115	0.0%
Less: Net income attributable to non-controlling interests	17	0.0%	21	0.0%	23	0.0%	35	0.0%
Add-back: Depreciation and amortization	32,547	0.8%	32,475	0.9%	67,006	0.8%	64,916	0.8%
Add-back: Asset impairments	—	0.0%	—	0.0%	—	0.0%	50,171	0.7%
Adjustments:
Costs associated with workforce optimization efforts (1)	—	0.0%	4,878	0.1%	—	0.0%	4,878	0.1%
Integration and other costs related to acquisitions	8,134	0.2%	—	0.0%	8,134	0.1%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$170,152	4.1%	$127,490	3.4%	$322,329	3.9%	$234,457	3.1%
Segment operating profit on net revenue margin		11.1%		9.2%		10.7%		8.3%
_______________________________
(1)Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the Covid-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. of the total costs, $1.2 million was included within the “Cost of revenue” line item and $3.8 million was included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenue increased by $312.3 million, or 8.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 4.0% positive impact on total revenue during the three months ended June 30, 2021, primarily driven by weakness in the Argentine peso, partially offset by strength in the British pound sterling and euro.
Cost of revenue increased by $246.2 million, or 7.1%, for the three months ended June 30, 2021 as compared to the same period in 2020, driven by the higher revenue leading to higher pass through costs and higher professional compensation. Foreign currency translation had a 3.9% negative impact on total cost of revenue during the three months ended June 30, 2021. Cost of revenue as a percentage of revenue decreased slightly to 91.4% for the three months ended June 30, 2021 from 92.4% for the same period in 2020.

Operating, administrative and other expenses increased by $29.3 million, or 17.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was attributable to higher bonus accrual tied to segment and consolidated results and continued investments to sustain the growth in the business. Foreign currency translation had a 4.8% negative impact on total operating expenses during the three months ended June 30, 2021.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenue increased by $453.6 million, or 5.9%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 3.0% positive impact on total revenue during the six months ended June 30, 2021, primarily driven by weakness in the Argentine peso and Brazilian real, partially offset by strength in the British pound sterling and euro.
Cost of revenue increased by $332.4 million, or 4.7%, for the six months ended June 30, 2021 as compared to the same period in 2020, driven by the higher revenue leading to higher pass through costs and increased professional compensation. Foreign currency translation had a 2.9% negative impact on total cost of revenue during the six months ended June 30, 2021. Cost of revenue as a percentage of revenue decreased slightly to 91.6% for the six months ended June 30, 2021 from 92.7% for the six months ended June 30, 2020.
Operating, administrative and other expenses increased by $38.7 million, or 11.7%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was attributable to higher bonus accrual tied to segment and consolidated results and continued investments to sustain the growth in the business in form of office management and administrative salaries. These increases were partially offset by benefits from targeted reduction in certain operating expenses, such as travel and entertainment costs, during the six months ended June 30, 2021. Foreign currency translation also had a 3.6% negative impact on total operating expenses during the six months ended June 30, 2021.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue:
Investment management	$139,271	57.2%	$103,132	63.8%	$271,342	59.7%	$224,809	60.3%
Development services	104,092	42.8%	58,479	36.2%	183,150	40.3%	148,272	39.7%
Total segment revenue	243,363	100.0%	161,611	100.0%	454,492	100.0%	373,081	100.0%
Costs and expenses:
Cost of revenue	56,970	23.4%	30,021	18.6%	97,960	21.6%	85,070	22.8%
Operating, administrative and other	235,275	96.7%	127,618	79.0%	416,255	91.6%	277,778	74.5%
Depreciation and amortization	5,523	2.3%	4,693	2.8%	15,953	3.5%	9,137	2.4%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	25,000	6.7%
Gain (loss) on disposition of real estate	929	0.4%	(492)	(0.3)%	1,085	0.2%	22,335	6.0%
Operating loss	(53,476)	(22.0%)	(1,213)	(0.7%)	(74,591)	(16.5%)	(1,569)	(0.4%)
Equity income from unconsolidated subsidiaries	198,173	81.4%	21,296	13.2%	255,067	56.1%	40,198	10.8%
Other income (loss)	2,525	1.0%	735	0.5%	2,952	0.6%	(1,904)	(0.5)%
Less: Net income attributable to non-controlling interests	580	0.2%	12	0.0%	3,070	0.7%	1,094	0.3%
Add-back: Depreciation and amortization	5,523	2.3%	4,693	2.9%	15,953	3.5%	9,137	2.4%
Add-back: Asset impairments	—	0.0%	—	0.0%	—	0.0%	25,000	6.7%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1,672	0.7%	(7,500)	(4.6%)	17,004	3.7%	(15,284)	(4.1%)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	(374)	(0.2)%	1,247	0.8%	725	0.2%	7,000	1.9%
Integration and other costs related to acquisitions	—	0.0%	236	0.1%	—	0.0%	1,019	0.3%
Costs associated with workforce optimization efforts (1)	—	0.0%	5,172	3.2%	—	0.0%	5,172	1.4%
Segment operating profit	$153,463	63.0%	$24,654	15.4%	$214,040	46.9%	$67,675	18.2%
_______________________________
(1)Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the Covid-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort and were included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for both the three and six months ended June 30, 2020.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenue increased by $81.8 million, or 50.6%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily driven by an increase in real estate sales and an increase in construction management fees in our development services line of business. Investment management fees increased due to growth in AUM. Foreign currency translation had a 10.6% positive impact on total revenue during the three months ended June 30, 2021, primarily driven by strength in the British pound sterling and euro.
Cost of revenue increased by $26.9 million, or 89.8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily driven by an increase in cost related to real estate development and construction services which is consistent with an increase in sales in our development service line of business. Foreign currency translation had a 20.4% negative impact on total cost of revenue during the three months ended June 30, 2021.

Operating, administrative and other expenses increased by $107.7 million, or 84.4%, for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to an increase in compensation and bonuses in our development services and investment management line of business consistent with higher revenue growth. Foreign currency translation had a 6.5% negative impact on total operating expenses during the three months ended June 30, 2021.
A roll forward of our AUM by product type for the three months ended June 30, 2021 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at March 31, 2021	$47.8	$68.4	$8.3	$124.5
Inflows	1.9	2.8	0.5	5.2
Outflows	(1.2)	(1.7)	(0.7)	(3.6)
Market appreciation	1.1	1.1	0.8	3.0
Balance at June 30, 2021	$49.6	$70.6	$8.9	$129.1
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
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenue increased by $81.4 million, or 21.8%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily driven by an increase in real estate sales in our development services line of business and investment management fees related to growth in AUM. Foreign currency translation had a 6.8% positive impact on total revenue during the six months ended June 30, 2021, primarily driven by strength in the British pound sterling and euro.
Cost of revenue increased by $12.9 million, or 15.2%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily driven by an increase in real estate development which is consistent with an increase in sales in our development service line of business. Foreign currency translation had a 9.6% negative impact on total cost of revenue during the three months ended June 30, 2021.
Operating, administrative and other expenses increased by $138.5 million, or 49.9%, for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to an increase in compensation and bonuses in our development services and investment management line of business consistent with higher revenue growth. These increases are partially offset by decreases in certain operating expenses, such as travel and entertainment costs, as a result of Covid-19. Foreign currency translation had a 5.0% negative impact on total operating expenses during the six months ended June 30, 2021.
A roll forward of our AUM by product type for the six months ended June 30, 2021 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2021	$47.2	$67.9	$7.6	$122.7
Inflows	3.1	4.6	1.0	8.7
Outflows	(1.8)	(2.8)	(1.0)	(5.6)
Market appreciation	1.1	0.9	1.3	3.3
Balance at June 30, 2021	$49.6	$70.6	$8.9	$129.1

We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.
Liquidity and Capital Resources

We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. We expect our capital requirements for 2021 to be between $200 million and $240 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2021, we incurred $63.1 million of capital expenditures, net of tenant concessions received, which includes approximately $15.8 million related to technology enablement. As of June 30, 2021, we had aggregate commitments of $118.7 million to fund future co-investments in our Real Estate Investments business, $25.4 million of which is expected to be funded in 2021. Additionally, as of June 30, 2021, we are committed to fund $55.5 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of June 30, 2021, we had $2.8 billion of borrowings available under our revolving credit facility and $2.0 billion of cash and cash equivalents available for general corporate use. On July 9, 2021, the revolving credit facility was increased by $350.0 million.

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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2021, we had accrued deferred purchase consideration totaling $125.6 million ($36.0 million of which was a current liability), which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
Lastly, as described in our 2020 Annual Report, our board of directors authorized a program for the repurchase of up to $500.0 million of our Class A common stock over three years. As of December 31, 2020, $350.0 million was available for share repurchases under the authorized repurchase program. During the three months ended March 31, 2021, we spent $64.1 million to repurchase, through a stock repurchase plan entered into pursuant to Rule 10b5-1 under the Exchange Act,

831,274 shares of our Class A common stock with an average price paid per share of $77.15. During the three months ended June 30, 2021, we spent $24.1 million to repurchase an additional 300,454 shares of our Class A common stock with an average price paid per share of $80.31. As of June 30, 2021, we had $261.7 million of capacity remaining under our repurchase program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase program to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.
Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $227.1 million for the six months ended June 30, 2021, an increase of $203.0 million as compared to the six months ended June 30, 2020. The primary drivers that contributed to the net increase were an overall improvement in the company's performance and elevated distributions of earnings from unconsolidated subsidiaries (mainly due to certain transactions that occurred in second quarter in the REI segment). These were partially offset by increased outflows related to changes in net working capital of approximately $124.6 million and an increase in real estate under development of approximately $28.6 million. The increased real estate development activities are due to better market opportunities as compared to a pandemic affected environment during the same period last year. The impact from net working capital was largely attributable to an increase in accounts receivable, supplemented by a lower incentive compensation payout, partially offset by a larger net decrease in accounts payable and accrued expenses, and net income tax payment this period as compared to a net refund during the six months ended June 30, 2020.
Investing Activities
Net cash used in investing activities totaled $344.5 million for the six months ended June 30, 2021, an increase of $208.5 million as compared to the six months ended June 30, 2020. This increase was primarily driven by our investment in Industrious, uptick in mergers and acquisitions related activities, and approximately $27.8 million in lower distributions received from unconsolidated subsidiaries compared to 2020.
Financing Activities
Net cash provided by financing activities totaled $379.0 million for the six months ended June 30, 2021, an increase of $20.2 million as compared to the six months ended June 30, 2020. The increase was primarily due to the net proceeds of $492.3 million from the issuance of our 2.500% senior notes during 2021 as compared to net proceeds from our revolving credit facility of $451.0 million for the six months ended June 30, 2020. In addition, we received approximately $25.8 million from the issuance of note payables related to various real estate development activities during 2021, which was partially offset by additional funds that were used to repurchase shares during the six months ended June 30, 2021 as compared to same period in 2020.

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
The 2019 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. As of June 30, 2021, the 2019 Credit Agreement provided for the following: (1) a $2.8 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2019 Credit Agreement) is less than or equal to 2.50 to 1.00 on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.

On July 9, 2021, CBRE Services entered into an incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including, the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $487.6 million at June 30, 2021.
On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are guaranteed on a senior basis by us. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1.

On September 26, 2014, CBRE Services issued $300.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 (the 5.25% senior notes). On December 12, 2014, CBRE Services issued an additional $125.0 million in aggregate principal amount of 5.25% senior notes due March 15, 2025 at a price equal to 101.5% of their face value, plus interest deemed to have accrued from September 26, 2014. The 5.25% senior notes were unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 5.25% senior notes were jointly and severally guaranteed on a senior basis by us and certain of our subsidiaries. Interest accrued at a rate of 5.25% per year and was payable semi-annually in arrears on March 15 and September 15. We redeemed these notes in full on December 28, 2020 and incurred charges of $75.6 million, including a premium of $73.6 million and the write-off of $2.0 million of unamortized premium and debt issuance costs. We funded this redemption using cash on hand.
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers.
On May 21, 2021, we released all existing subsidiary guarantors from their guarantees of our 2019 Credit Agreement, 4.875% senior notes and 2.500% senior notes. Our 2019 Credit Agreement, 4.875% senior notes and 2.500% senior notes remain fully and unconditionally guaranteed by CBRE Group, Inc. Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in thousands):

	June 30, 2021	December 31, 2020 (1)
Balance Sheet Data:
Current assets	$4,851	$3,307,147
Noncurrent assets (2)	248,102	5,252,455
Total assets (2)	252,953	8,559,602

Current liabilities	$14,077	$3,241,264
Noncurrent liabilities	1,380,808	1,884,629
Total liabilities	1,394,885	5,125,893

	Six Months Ended June 30,
	2021	2020
Statement of Operations Data:
Revenue	$—	$6,332,337
Operating (loss) income	(986)	138,122
Net income	15,847	118,459
_______________________________
(1)Amounts include activity related to our subsidiaries that were still listed as guarantors for the period presented.
(2)Includes $237.1 million and $360.0 million of intercompany loan receivables from non-guarantor subsidiaries as of June 30, 2021 and December 31, 2020, respectively. All intercompany balances and transactions between CBRE Group, Inc., CBRE Services and the guarantor subsidiaries have been eliminated.
For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2020 Annual Report and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Short-Term Borrowings
We maintain a $3.15 billion (inclusive of the $350.0 million increase executed on July 9, 2021) revolving credit facility under the 2019 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2020 Annual Report and Notes 3 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of June 30, 2021, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $770.4 million at June 30, 2021. Based on dealers’ quotes, the estimated fair value of our 4.875% senior notes and 2.500% senior notes was $696.3 million and $507.2 million, respectively, at June 30, 2021.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2021, the net impact of the additional interest cost would be a decrease of $7.5 million on pre-tax income and a decrease of $7.5 million in cash provided by operating activities for the six months ended June 30, 2021.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Deputy CFO and Chief Accounting Officer, our Chief Transformation Officer, our Chief Communication Officer, our Senior Vice President, Risk and Assurance, our Senior Officers of significant business lines and other select employees.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of June 30, 2021 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2020 Annual Report.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Remediation
As previously described in Part II, Item 9A of our 2020 Annual Report, we continue to implement our remediation plans that address the material weaknesses in our internal controls over financial reporting. During the three months ended June 30, 2021, we pursued several activities to further our remediation efforts:

•Implemented mechanisms to provide close to real-time visibility into the results of the ongoing monitoring program to ensure immediate action on items requiring attention;
•Inventoried, baselined and rationalized key reports in the primary accounting system so as to have standard reports supporting the efficient execution of controls;
•Enhanced the framework around proper design and implementation of key balance sheet account reconciliations; and
•Continued to train employees responsible for control execution and oversight and established a control owner “certification” to promote awareness and underscore ownership and accountability.

Though further remediation efforts were made this quarter, the material weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for changes made in connection with our implementation of the remediation efforts mentioned above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2020 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2020 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended June 30, 2021 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 - April 30, 2021	300,454	$80.31	300,454
May 1, 2021 - May 31, 2021	—	—	—
June 1, 2021 - June 30, 2021	—	—	—
	300,454	$80.31	300,454	$261,737
_______________________________
(1)During 2019, our board of directors authorized a program for the company to repurchase up to $500.0 million of our Class A common stock over three years, and during the second quarter of 2021, we repurchased $24.1 million of our common stock under this program. The remaining $261.7 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2021.
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
Item 5.    Other Information

On July 28, 2021 (the “Transition Date”), the company’s board of directors appointed (i) Emma E. Giamartino as the company’s Global Group President, Chief Financial Officer and Chief Investment Officer and (ii) Madeleine Barber as the company’s Deputy Chief Financial Officer and Chief Accounting Officer.

Ms. Giamartino, age 38, has served as the company’s Global Chief Investment Officer since January 2021. Prior to that, Ms. Giamartino served as the company’s Executive Vice President of Corporate Development and Global Head of Mergers & Acquisitions from June 2020 to January 2021 and as Head of Mergers & Acquisitions in the Americas from February 2018 to June 2020. Prior to joining the company, Ms. Giamartino served as Director of Corporate Development at Verizon Communications from March 2016 to February 2018. She also worked in Nomura’s technology, media and telecommunication investment banking group from June 2010 to March 2016. She began her career at Assured Guaranty (formerly Financial Security Assurance), in the residential mortgage-backed securities group. Effective on the Transition Date, Ms. Giamartino will earn an annual base salary of $680,000 and will be eligible for an annual target bonus of $1,000,000 (prorated as of the Transition Date). Shortly after the Transition Date, Ms. Giamartino will also receive an additional equity award with a grant date value of $615,000. Beginning in 2022, she will be eligible to receive an annual equity award with a target grant date value of $1,820,000. Ms. Giamartino will also receive a one-time cash promotion award of $1,000,000. The cash promotion award will be subject to repayment under certain circumstances. As a condition of her appointment, Ms. Giamartino executed our standard Restrictive Covenants Agreements for senior executives.

Ms. Barber, age 57, has served as the company’s Senior Vice President, Corporate Finance and Chief Accounting, Tax and Treasury Officer since June 2020. Prior to that, Ms. Barber served as Senior Vice President, Corporate Finance from January 2020 to June 2020 and as Senior Vice President and Chief Tax Officer from December 2016 to June 2020. Prior to joining the company, Ms. Barber served in senior finance roles, each with increasing responsibility at Tyco International Plc for 12 years, including as Senior Vice President and Chief Tax Officer from October 2011 to November 2016. Prior to that, she served as Tax Partner at KPMG LLP from May 2002 to December 2004 and Tax Partner at Arthur Anderson LLP from August

1988 to May 2002. Effective as of the Transition Date, Ms. Barber will earn an annual base salary of $550,000 and will be eligible for an annual target bonus of $550,000 (prorated as of the Transition Date). Beginning in 2022, she will be eligible for an annual equity award with a target grant date value of $600,000. Ms. Barber will also receive a one-time cash promotion award of $300,000. The cash promotion award will be subject to repayment under certain circumstances. As a condition of her appointment, Ms. Barber executed our standard Restrictive Covenants Agreements for senior executives.

There are no arrangements or understandings between Ms. Giamartino, Ms. Barber and any other persons pursuant to which they were selected for their respective positions with the company. There are no family relationships between Ms. Giamartino, Ms. Barber and any director or executive officer of the company. Ms. Giamartino and Ms. Barber do not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, nor are any such transactions currently proposed.

Leah C. Stearns, who served as the company’s Chief Financial Officer until July 28, 2021, will remain at the company through December 31, 2021. Ms. Stearns will receive payments and benefits afforded to senior executives under the company’s Change in Control and Severance Plan for Senior Management, and will remain eligible to receive a pro rata portion of the outstanding one-time Strategic Equity Awards that were granted to Ms. Stearns when she joined the company, described under the heading “Executive Compensation—Employment Agreements” in the company’s Proxy Statement on Schedule 14A filed on April 5, 2021.

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition Agreement, dated as of July 26, 2021, among Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc.	8-K	001-32205	2.1	07/29/2021
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020
10.1	Incremental Assumption Agreement, dated as of July 9, 2021, among CBRE Group, Inc., CBRE Services, Inc. CBRE Limited, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.1	07/13/2021
10.2	Employment and Transition Agreement, dated as of July 27, 2021, by and between CBRE, Inc. and Leah C. Stearns+					X
10.3	Letter agreement, dated as of July 28, 2021, by and between CBRE, Inc. and Emma Giamartino+					X
10.4	Form of Restrictive Covenants Agreement+					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________
+    Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: July 30, 2021	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Global Group President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: July 30, 2021	/s/ MADELEINE BARBER
Madeleine Barber Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)