Form 10-Q
period 2021-09-30
CBRE GROUP, INC.
filed 2021-10-28
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at October 22, 2021 was 334,665,866.

FORM 10-Q
September 30, 2021

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$2,767,820	$1,896,188
Restricted cash	108,302	143,059
Receivables, less allowance for doubtful accounts of $100,889 and $95,533 at September 30, 2021 and December 31, 2020, respectively	4,445,790	4,394,954
Warehouse receivables	1,409,038	1,411,170
Prepaid expenses	354,682	294,992
Contract assets	331,910	318,191
Income taxes receivable	182,338	93,756
Other current assets	475,548	293,321
Total Current Assets	10,075,428	8,845,631
Property and equipment, net of accumulated depreciation and amortization of $1,231,920 and $1,074,887 at September 30, 2021 and December 31, 2020, respectively	722,646	815,009
Goodwill	3,874,743	3,821,609
Other intangible assets, net of accumulated amortization of $1,696,577 and $1,556,537 at September 30, 2021 and December 31, 2020, respectively	1,345,646	1,367,913
Operating lease assets	973,335	1,020,352
Investments in unconsolidated subsidiaries (with $397,704 and $116,314 at fair value at September 30, 2021 and December 31, 2020, respectively)	845,621	452,365
Non-current contract assets	144,563	153,636
Real estate under development	396,285	277,630
Non-current income taxes receivable	27,415	43,555
Deferred tax assets, net	83,263	91,529
Investments held in trust - special purpose acquisition company	402,519	402,501
Other assets, net	838,896	747,413
Total Assets	$19,730,360	$18,039,143
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,604,640	$2,692,939
Compensation and employee benefits payable	1,466,004	1,287,383
Accrued bonus and profit sharing	1,182,150	1,183,786
Operating lease liabilities	228,421	208,526
Contract liabilities	195,145	162,045
Income taxes payable	174,522	57,892
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,383,772	1,383,964
Other short-term borrowings	5,311	5,330
Current maturities of long-term debt	—	1,514
Other current liabilities	195,589	160,604
Total Current Liabilities	7,435,554	7,143,983
Long-term debt, net of current maturities	1,843,849	1,380,202
Non-current operating lease liabilities	1,028,931	1,116,795
Non-current tax liabilities	122,603	87,954
Non-current income taxes payable	54,761	54,761
Deferred tax liabilities, net	156,197	124,485
Other liabilities	687,786	625,303
Total Liabilities	11,329,681	10,533,483
Commitments and contingencies	—	—
Non-controlling interest subject to possible redemption - special purpose acquisition company	402,519	385,573
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 334,642,584 and 335,561,345 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,346	3,356
Additional paid-in capital	938,784	1,074,639
Accumulated earnings	7,674,639	6,530,057
Accumulated other comprehensive loss	(654,176)	(529,726)
Total CBRE Group, Inc. Stockholders’ Equity	7,962,593	7,078,326
Non-controlling interests	35,567	41,761
Total Equity	7,998,160	7,120,087
Total Liabilities and Equity	$19,730,360	$18,039,143
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$6,798,327	$5,645,142	$19,195,819	$16,915,694
Costs and expenses:
Cost of revenue	5,258,947	4,564,579	14,995,252	13,676,790
Operating, administrative and other	1,025,681	794,227	2,811,224	2,355,099
Depreciation and amortization	122,564	127,725	363,727	357,903
Asset impairments	—	—	—	75,171
Total costs and expenses	6,407,192	5,486,531	18,170,203	16,464,963
Gain on disposition of real estate	18,530	52,797	19,615	75,132
Operating income	409,665	211,408	1,045,231	525,863
Equity income from unconsolidated subsidiaries	163,809	32,376	459,535	72,487
Other income	7,693	7,947	22,470	12,974
Interest expense, net of interest income	11,038	17,829	34,916	51,795
Income before provision for income taxes	570,129	233,902	1,492,320	559,529
Provision for income taxes	133,507	49,062	343,279	119,047
Net income	436,622	184,840	1,149,041	440,482
Less: Net income attributable to non-controlling interests	879	708	4,459	2,258
Net income attributable to CBRE Group, Inc.	$435,743	$184,132	$1,144,582	$438,224
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.30	$0.55	$3.41	$1.31
Weighted average shares outstanding for basic income per share	335,364,942	335,287,245	335,621,337	335,128,531
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.28	$0.55	$3.37	$1.30
Weighted average shares outstanding for diluted income per share	340,337,159	337,665,848	339,805,292	338,255,859
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$436,622	$184,840	$1,149,041	$440,482
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(90,244)	106,201	(124,188)	(40,237)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	110	106	324	320
Unrealized holding gains (losses) on available for sale debt securities, net of tax	215	811	(971)	1,311
Other, net	105	—	105	(13,045)
Total other comprehensive (loss) income	(89,814)	107,118	(124,730)	(51,651)
Comprehensive income	346,808	291,958	1,024,311	388,831
Less: Comprehensive income attributable to non-controlling interests	677	708	4,179	2,258
Comprehensive income attributable to CBRE Group, Inc.	$346,131	$291,250	$1,020,132	$386,573
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,149,041	$440,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363,727	357,903
Amortization of financing costs	5,080	4,632
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(198,131)	(179,506)
Asset impairments	—	75,171
Net realized and unrealized gains, primarily from investments	(26,898)	(12,974)
Provision for doubtful accounts	24,489	49,498
Net compensation expense for equity awards	133,308	41,841
Equity income from unconsolidated subsidiaries	(459,535)	(72,487)
Distribution of earnings from unconsolidated subsidiaries	382,831	103,796
Proceeds from sale of mortgage loans	12,767,544	11,565,281
Origination of mortgage loans	(12,712,118)	(11,727,227)
(Decrease) increase in warehouse lines of credit	(192)	214,659
Tenant concessions received	18,645	28,617
Purchase of equity securities	(5,281)	(8,932)
Proceeds from sale of equity securities	6,856	11,210
Increase in real estate under development	(123,580)	(68,178)
(Increase) decrease in receivables, prepaid expenses and other assets (including contract and lease assets)	(255,161)	610,058
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(107,756)	(98,977)
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	176,413	(550,932)
Decrease in net income taxes receivable/payable	42,100	118,736
Other operating activities, net	18,739	(12,313)
Net cash provided by operating activities	1,200,121	890,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(121,409)	(190,546)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(71,373)	(25,923)
Contributions to unconsolidated subsidiaries	(400,967)	(72,058)
Distributions from unconsolidated subsidiaries	63,776	66,409
Other investing activities, net	(25,433)	15,631
Net cash used in investing activities	(555,406)	(206,487)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	835,671
Repayment of revolving credit facility	—	(835,671)
Proceeds from notes payable on real estate	71,157	40,263
Repayment of notes payable on real estate	(13,944)	(24,704)
Proceeds from issuance of 2.500% senior notes	492,255	—
Repurchase of common stock	(188,285)	(50,028)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(3,421)	(34,400)
Units repurchased for payment of taxes on equity awards	(36,747)	(41,627)
Non-controlling interest contributions	652	1,977
Non-controlling interest distributions	(4,026)	(2,471)
Other financing activities, net	(42,767)	(30,050)
Net cash provided by (used in) financing activities	274,874	(141,040)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(82,714)	9,981
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	836,875	552,812
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,039,247	1,093,745
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$2,876,122	$1,646,557
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,131	$60,415
Income tax payments, net	$220,955	$4,137
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2021	$3,357	$1,001,832	$7,238,896	$(564,564)	$41,155	$7,720,676
Net income	—	—	435,743	—	879	436,622
Net compensation expense for equity awards	—	48,075	—	—	—	48,075
Units repurchased for payment of taxes on equity awards	—	(472)	—	—	—	(472)
Repurchase of common stock	(11)	(99,999)	—	—	—	(100,010)
Foreign currency translation loss	—	—	—	(90,042)	(202)	(90,244)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	110	—	110
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	215	—	215
Contributions from non-controlling interests	—	—	—	—	125	125
Distributions to non-controlling interests	—	—	—	—	(649)	(649)
Other	—	(10,652)	—	105	(5,741)	(16,288)
Balance at September 30, 2021	$3,346	$938,784	$7,674,639	$(654,176)	$35,567	$7,998,160

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2020	$3,352	$1,046,999	$6,032,160	$(838,517)	$41,057	$6,285,051
Net income	—	—	184,132	—	708	184,840
Net compensation expense for equity awards	—	22,137	—	—	—	22,137
Units repurchased for payment of taxes on equity awards	—	(4,269)	—	—	—	(4,269)
Foreign currency translation gain	—	—	—	106,201	—	106,201
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	106	—	106
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	811	—	811
Contributions from non-controlling interests	—	—	—	—	549	549
Distributions to non-controlling interests	—	—	—	—	(1,379)	(1,379)
Other	2	(18)	—	—	271	255
Balance at September 30, 2020	$3,354	$1,064,849	$6,216,292	$(731,399)	$41,206	$6,594,302
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2020	$3,356	$1,074,639	$6,530,057	$(529,726)	$41,761	$7,120,087
Net income	—	—	1,144,582	—	4,459	1,149,041
Net compensation expense for equity awards	—	133,308	—	—	—	133,308
Units repurchased for payment of taxes on equity awards	—	(36,747)	—	—	—	(36,747)
Repurchase of common stock	(22)	(188,263)	—	—	—	(188,285)
Foreign currency translation loss	—	—	—	(123,908)	(280)	(124,188)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	324	—	324
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(971)	—	(971)
Contributions from non-controlling interests	—	—	—	—	652	652
Distributions to non-controlling interests	—	—	—	—	(4,026)	(4,026)
Other	12	(44,153)	—	105	(6,999)	(51,035)
Balance at September 30, 2021	$3,346	$938,784	$7,674,639	$(654,176)	$35,567	$7,998,160

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2019	$3,348	$1,115,944	$5,793,149	$(679,748)	$40,419	$6,273,112
Net income	—	—	438,224	—	2,258	440,482
Net compensation expense for equity awards	—	41,841	—	—	—	41,841
Units repurchased for payment of taxes on equity awards	—	(41,627)	—	—	—	(41,627)
Repurchase of common stock	(11)	(50,017)	—	—	—	(50,028)
Foreign currency translation loss	—	—	—	(40,237)	—	(40,237)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	320	—	320
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1,311	—	1,311
Contributions from non-controlling interests	—	—	—	—	1,977	1,977
Distributions to non-controlling interests	—	—	—	—	(2,471)	(2,471)
Other	17	(1,292)	(15,081)	(13,045)	(977)	(30,378)
Balance at September 30, 2020	$3,354	$1,064,849	$6,216,292	$(731,399)	$41,206	$6,594,302
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

Considerations Related to the Covid-19 Pandemic

The Covid-19 pandemic has primarily impacted the property sales and leasing lines of business in the Advisory Services segment. Many property owners and occupiers initially put transactions on hold and withdrew existing mandates, sharply reducing sales and leasing volumes. The effects of Covid-19 have eased significantly in 2021 as global economic conditions have improved. Nevertheless Covid-19 continues to pose public health challenges that impact our operations, particularly as new strains spread and vaccine administration is slow in parts of the world. As of the date of this Quarterly Report, the majority of workers remain out of their offices and occupier confidence in making long-term office leasing decisions has not returned to pre-pandemic levels.

See Note 5 (Fair Value Measurements) and Note 10 (Commitments and Contingencies) for further discussion of Covid-19 considerations.

Financial Statement Preparation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or GAAP, for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events, including the impact Covid-19 may have on our business. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (Topic 842).” The ASU amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
3.    Warehouse Receivables & Warehouse Lines of Credit

Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At September 30, 2021 and December 31, 2020, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2020	$1,411,170
Origination of mortgage loans	12,712,118
Gains (premiums on loan sales)	61,870
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(12,705,674)
Cash collections of premiums on loan sales	(61,870)
Proceeds from sale of mortgage loans	(12,767,544)
Net decrease in mortgage servicing rights included in warehouse receivables	(8,576)
Ending balance at September 30, 2021	$1,409,038

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of September 30, 2021 and December 31, 2020 (dollars in thousands):

			September 30, 2021		December 31, 2020
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/17/2022	daily floating rate SOFR rate plus 1.60%	$985,000	$734,815	$1,585,000	$561,726
JP Morgan	10/17/2022	daily floating rate SOFR rate plus 2.75%	15,000	3,003	15,000	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	31,485	450,000	132,692
TD Bank, N.A. (TD Bank) (3)	7/15/2022	daily floating rate LIBOR plus 1.30%	800,000	222,311	800,000	401,849
Bank of America, N.A. (BofA) (4)	5/25/2022	daily floating rate LIBOR plus 1.30%, with a LIBOR floor of 0.30%	350,000	265,368	350,000	175,862
BofA (5)	5/25/2022	daily floating rate LIBOR plus 1.30%, with a LIBOR floor of 0.30%	250,000	—	—	—
MUFG Union Bank, N.A. (Union Bank) (6)	6/28/2022	daily floating rate LIBOR plus 1.30%	200,000	126,790	300,000	111,835
			$3,250,000	$1,383,772	$3,500,000	$1,383,964
_______________________________
(1)Effective October 19, 2020, this facility was amended and the maximum facility size was temporarily increased to $1,585.0 million, and reverted back to $985.0 million on January 18, 2021. Effective October 18, 2021, this facility was renewed and amended and the maximum facility size was increased to $1,335.0 million. This facility has a revised maturity date of October 17, 2022 and a revised interest rate to a Secured Overnight Finance Rate ("SOFR") term plus 1.60%, noting the Business Lending sublimit has a revised interest rate of daily adjusted term SOFR plus 2.75%.
(2)Effective January 15, 2021, the maximum facility was temporarily increased to $650.0 million.
(3)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.30% and a maturity date of July 15, 2022. As of September 30, 2021, the uncommitted $400.0 million temporary line of credit was not utilized.
(4)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. Effective June 30, 2021, this facility was renewed with a revised interest rate of daily floating LIBOR plus 1.30% and a maturity date of May 25, 2022. The sublimit is subject to an interest rate of daily floating LIBOR plus 1.30%, with a LIBOR floor of 0.30%. As of September 30, 2021, the sublimit borrowing has not been utilized.
(5)Effective June 30, 2021, the advised consent line was renewed for $250.0 million of capacity with a revised interest rate of daily floating LIBOR plus 1.30%, with a LIBOR floor of 0.30%, and a maturity date of May 25, 2022.
(6)On June 28, 2019, we added a new warehouse facility for $200.0 million that contains an accordion feature which allowed for temporary increases not to exceed an additional $150.0 million. If utilized, the additional borrowings must be in predefined multiples and are not to occur more than 3 times within 12 consecutive months. Effective August 4, 2020, this facility was amended and decreased the accordion feature from $150.0 million to $100.0 million, with no changes to the predefined borrowing multiples. On September 22, 2020, the temporary increase of $100.0 million was utilized and expired on January 20, 2021. Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.30%, removing the LIBOR floor, and a maturity date of June 28, 2022.
During the nine months ended September 30, 2021, we had a maximum of $2.5 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.    Variable Interest Entities (VIEs)

We hold variable interests in certain VIEs in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.

As of September 30, 2021 and December 31, 2020, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Investments in unconsolidated subsidiaries	$78,561	$66,947
Other current assets	4,219	4,219
Co-investment commitments	91,865	47,957
Maximum exposure to loss	$174,645	$119,123
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	As of September 30, 2021
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,108	$—	$—	$7,108
Debt securities issued by U.S. federal agencies	—	9,825	—	9,825
Corporate debt securities	—	50,551	—	50,551
Asset-backed securities	—	3,669	—	3,669
Collateralized mortgage obligations	—	776	—	776
Total available for sale debt securities	7,108	64,821	—	71,929
Equity securities	69,539	—	—	69,539
Investments in unconsolidated subsidiaries	—	—	283,965	283,965
Warehouse receivables	—	1,409,038	—	1,409,038
Total assets at fair value	$76,647	$1,473,859	$283,965	$1,834,471

Liabilities
Warrant liabilities	$16,603	—	—	$16,603
Other liabilities	—	—	10,700	10,700
Total liabilities at fair value	$16,603	$—	$10,700	$27,303

	As of December 31, 2020
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,270	$—	$—	$7,270
Debt securities issued by U.S. federal agencies	—	10,216	—	10,216
Corporate debt securities	—	51,244	—	51,244
Asset-backed securities	—	3,801	—	3,801
Collateralized mortgage obligations	—	1,369	—	1,369
Total available for sale debt securities	7,270	66,630	—	73,900
Equity securities	43,334	—	—	43,334
Investments in unconsolidated subsidiaries	—	—	50,000	50,000
Warehouse receivables	—	1,411,170	—	1,411,170
Total assets at fair value	$50,604	$1,477,800	$50,000	$1,578,404

We classify certain investments as level 3 in the fair value hierarchy which represent investments in non-public entities where we elected the fair value option. The valuation of these investments is determined utilizing recent market activity as well as income and/or market approach valuation methodologies. As of September 30, 2021 and December 31, 2020, investments in unconsolidated subsidiaries at fair value using NAV were $113.7 million and $66.3 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	Investment in Unconsolidated Subsidiaries	Other liabilities
Balance as of June 30, 2021	$265,531	$—
Net change in fair value	18,434	10,700
Balance as of September 30, 2021	$283,965	$10,700

Balance as of December 31, 2020	$50,000	$—
Transfer in	5,174	—
Net change in fair value	28,434	10,700
Purchases/ Additions	200,357	—
Balance as of September 30, 2021	$283,965	$10,700
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Operations
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Other liabilities	Other income
There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2021.
There were no significant non-recurring fair value measurement recorded during the three months ended September 30, 2020. The following non-recurring fair value measurements were recorded for the nine months ended September 30, 2020 (dollars in thousands):

	Net Carrying Value as of September 30, 2020	Fair Value Measured and Recorded Using			Total Impairment Charges for the Nine Months Ended September 30, 2020
		Level 1	Level 2	Level 3
Property and equipment	$9,565	$—	$—	$9,565	$21,663
Goodwill	431,389	—	—	431,389	25,000
Other intangible assets	12,842	—	—	12,842	28,508
Total	$453,796	$—	$—	$453,796	$75,171

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
•Other liabilities - Represents the fair value of the unfunded commitment related to a revolving facility in our Advisory Services segment. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 3 and 8).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $761.6 million and $772.2 million at September 30, 2021 and December 31, 2020, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $760.8 million and $785.7 million at September 30, 2021 and December 31, 2020, respectively (see Note 8).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $684.0 million and $702.5 million at September 30, 2021 and December 31, 2020, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $595.2 million and $594.5 million at September 30, 2021 and December 31, 2020, respectively. The estimated fair value of our 2.500% senior notes was $505.1 million as of September 30, 2021. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $487.9 million at September 30, 2021. On December 28, 2020, we redeemed the $425.0 million aggregate outstanding principal amount of our 5.25% senior notes in full (See Note 8).
•Notes Payable on Real Estate - As of September 30, 2021 and December 31, 2020, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $73.6 million and $79.6 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$636,229	$513,792	$2,098,850	$1,337,212
Operating income	375,655	97,833	1,082,656	411,291
Net income	909,341	109,251	2,386,276	267,835

During the second quarter of 2021, the company closed on its integration of Hana into Industrious National Management Company LLC (“Industrious”), increasing its ownership interest to 40%.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Senior term loans, with interest ranging from 0.75% to 1.15%, due quarterly through 2024	$763,070	$788,759
4.875% senior notes due in 2026, net of unamortized discount	597,799	597,470
2.500% senior notes due in 2031, net of unamortized discount	492,621	—
Other	—	1,514
Total long-term debt	1,853,490	1,387,743
Less: current maturities of long-term debt	—	1,514
Less: unamortized debt issuance costs	9,641	6,027
Total long-term debt, net of current maturities	$1,843,849	$1,380,202
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such agreement, as amended by a December 20, 2018 incremental loan assumption agreement and such March 4, 2019 incremental assumption agreement, collectively, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement. On July 9, 2021, CBRE Services entered into an additional incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million (the 2019 Credit Agreement, as amended by the July 9, 2021 incremental assumption agreement is collectively referred to in this Quarterly Report as the 2021 Credit Agreement).
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. On May 21, 2021, we entered into a definitive agreement whereby our subsidiary guarantors were released as guarantors from our 2021 Credit Agreement. As of September 30, 2021, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2021 Credit Agreement) is less than or equal to 2.50x on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.
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
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including, the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $487.9 million at September 30, 2021.
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2021 Credit Agreement. In addition, our 2021 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2021 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2021 Credit Agreement), 4.75x) as of the end of each fiscal quarter. Our coverage ratio of consolidated EBITDA to consolidated interest expense was 47.74x for the trailing twelve months ended September 30, 2021, and our leverage ratio of total debt less available cash to consolidated EBITDA was (0.32)x as of September 30, 2021.
Short-Term Borrowings

Revolving Credit Facility

The revolving credit facility under the 2021 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $320.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.680% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2021 Credit Agreement). The 2021 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). As of September 30, 2021, no amount was outstanding under the revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.
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
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Operating lease assets	$973,335	$1,020,352
Financing	Other assets, net	113,671	117,805
Total leased assets		$1,087,006	$1,138,157
Liabilities
Current:
Operating	Operating lease liabilities	$228,421	$208,526
Financing	Other current liabilities	35,892	39,298
Non-current:
Operating	Non-current operating lease liabilities	1,028,931	1,116,795
Financing	Other liabilities	77,405	78,881
Total lease liabilities		$1,370,649	$1,443,500
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,214	$175,909
Right-of-use assets obtained in exchange for new financing lease liabilities	31,693	34,169
Other non-cash increases in operating lease right-of-use assets (1)	11,431	6,729
Other non-cash decreases in financing lease right-of-use assets (1)	(2,919)	(471)
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $35.6 billion at September 30, 2021, of which $31.4 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both September 30, 2021 and December 31, 2020, CBRE MCI had a $95.0 million letter of credit under this reserve arrangement and had recorded a liability of approximately $62.4 million and $57.1 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $1.1 billion (including $633.6 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the Covid-19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days. As of September 30, 2021, total advances for principal and interest were $9.3 million, all of which have already been reimbursed.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both September 30, 2021 and December 31, 2020, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $142.0 million as of September 30, 2021, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $95.0 million as of September 30, 2021 referred to in the preceding paragraphs represented the majority of the $142.0 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
We had guarantees totaling $49.2 million as of September 30, 2021, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $49.2 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In addition, as of September 30, 2021, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of September 30, 2021, we had aggregate commitments of $154.2 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of September 30, 2021, we had committed to fund $45.9 million of additional capital to these unconsolidated subsidiaries.
As part of the company's sponsorship of CBRE Acquisition Holdings, Inc. ("CBAH", a special purposes acquisition company, "SPAC"), we have committed to purchase shares of CBAH Class A common stock in an aggregate amount of $70.0 million, with a commitment to purchase additional shares of CBAH Class A common stock in an aggregate amount of up to $150.0 million to the extent of the amount of redemptions of shares of CBAH Class A common stock submitted for redemption by public stockholders in connection with the closing of CBAH's proposed acquisition of Altus Power, Inc.

11.    Income Taxes

Our provision for income taxes on a consolidated basis was $133.5 million for the three months ended September 30, 2021 as compared to $49.1 million for the three months ended September 30, 2020. The increase of $84.4 million is primarily related to the corresponding increase in our consolidated pre-tax book income. Our effective tax rate increased to 23.4% for the three months ended September 30, 2021 from 21.0% for the three months ended September 30, 2020 primarily resulting from an increase in unfavorable permanent book tax differences and a decrease of tax credits in 2021.

Our provision for income taxes on a consolidated basis was $343.3 million for the nine months ended September 30, 2021 as compared to $119.0 million for the nine months ended September 30, 2020. The increase of $224.2 million is primarily related to the corresponding increase in consolidated pre-tax book income. Our effective tax rate increased to 23.0% for the nine months ended September 30, 2021 from 21.3% for the nine months ended September 30, 2020 primarily resulting from an increase in unfavorable permanent book tax differences and a decrease of tax credits in 2021.

Our effective tax rate for the three and nine months ended September 30, 2021 was different than the U.S. federal statutory tax rate of 21.0% primarily due to U.S. state taxes and impact of permanent book tax differences.

As of September 30, 2021 and December 31, 2020, the company had gross unrecognized tax benefits of $182.6 million and $168.5 million, respectively. The net increase of $14.1 million primarily resulting from an accrual of gross unrecognized tax benefits of $19.8 million and a release of $5.7 million of gross unrecognized tax benefits primarily related to the expiration of statute of limitations in various tax jurisdictions.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.    Income Per Share and Stockholders' Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$435,743	$184,132	$1,144,582	$438,224
Weighted average shares outstanding for basic income per share	335,364,942	335,287,245	335,621,337	335,128,531
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.30	$0.55	$3.41	$1.31
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$435,743	$184,132	$1,144,582	$438,224
Weighted average shares outstanding for basic income per share	335,364,942	335,287,245	335,621,337	335,128,531
Dilutive effect of contingently issuable shares	4,972,217	2,378,603	4,183,955	3,127,328
Weighted average shares outstanding for diluted income per share	340,337,159	337,665,848	339,805,292	338,255,859
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.28	$0.55	$3.37	$1.30

For the three and nine months ended September 30, 2021, 30,903 and 31,666, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2020, 1,294,385 and 1,191,464, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

In February 2019, our board of directors authorized a new program for the repurchase of up to $300.0 million of our common stock over three years, effective March 11, 2019. In both August and November 2019, our board of directors authorized an additional $100.0 million under our program, bringing the total authorized repurchase amount under the program to a total of $500.0 million. During the year ended December 31, 2020, we spent $50.0 million to repurchase 1,050,084 shares of our common stock at an average price of $47.62 per share using cash on hand. During the three months ended September 30, 2021, we spent $100.0 million to repurchase an additional 1,025,068 shares of our common stock with an average price of $97.55 per share using cash on hand. During the nine months ended September 30, 2021, we spent $188.3 million to repurchase 2,156,796 shares of our common stock with an average price of $87.29 per share using cash on hand. As of September 30, 2021, we had $161.7 million of capacity remaining under our stock repurchase program.

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

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended September 30, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,480,090	$—	$—	$3,480,090
Advisory leasing	869,124	—	—	—	869,124
Advisory sales	673,411	—	—	—	673,411
Property management	432,658	—	—	(4,795)	427,863
Project management	—	687,053	—	—	687,053
Valuation	176,644	—	—	—	176,644
Commercial mortgage origination (1)	82,033	—	—	—	82,033
Loan servicing (2)	11,594	—	—	—	11,594
Investment management	—	—	135,175	—	135,175
Development services	—	—	87,588	—	87,588
Topic 606 Revenue	2,245,464	4,167,143	222,763	(4,795)	6,630,575
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	99,780	—	—	—	99,780
Loan servicing	66,903	—	—	—	66,903
Development services (3)	—	—	1,069	—	1,069
Total Out of Scope of Topic 606 Revenue	166,683	—	1,069	—	167,752
Total Revenue	$2,412,147	$4,167,143	$223,832	$(4,795)	$6,798,327

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2020
	Advisory Services (4)	Global Workplace Solutions (4)	Real Estate Investments	Corporate, other and eliminations (4)	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,284,688	$—	$—	$3,284,688
Advisory leasing	549,233	—	—	—	549,233
Advisory sales	348,238	—	—	—	348,238
Property management	406,555	—	—	(5,758)	400,797
Project management	—	566,590	—	—	566,590
Valuation	138,945	—	—	—	138,945
Commercial mortgage origination (1)	20,040	—	—	—	20,040
Loan servicing (2)	9,860	—	—	—	9,860
Investment management	—	—	99,935	—	99,935
Development services	—	—	68,850	—	68,850
Topic 606 Revenue	1,472,871	3,851,278	168,785	(5,758)	5,487,176
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	108,986	—	—	—	108,986
Loan servicing	48,153	—	—	—	48,153
Development services (3)	—	—	827	—	827
Total Out of Scope of Topic 606 Revenue	157,139	—	827	—	157,966
Total Revenue	$1,630,010	$3,851,278	$169,612	$(5,758)	$5,645,142
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$10,395,345	$—	$—	$10,395,345
Advisory leasing	2,082,248	—	—	—	2,082,248
Advisory sales	1,677,557	—	—	—	1,677,557
Property management	1,283,090	—	—	(15,397)	1,267,693
Project management	—	1,880,403	—	—	1,880,403
Valuation	517,460	—	—	—	517,460
Commercial mortgage origination (1)	187,995	—	—	—	187,995
Loan servicing (2)	32,100	—	—	—	32,100
Investment management	—	—	406,516	—	406,516
Development services	—	—	258,281	—	258,281
Topic 606 Revenue	5,780,450	12,275,748	664,797	(15,397)	18,705,598
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	295,561	—	—	—	295,561
Loan servicing	181,133	—	—	—	181,133
Development services (3)	—	—	13,527	—	13,527
Total Out of Scope of Topic 606 Revenue	476,694	—	13,527	—	490,221
Total Revenue	$6,257,144	$12,275,748	$678,324	$(15,397)	$19,195,819

	Nine Months Ended September 30, 2020
	Advisory Services (4)	Global Workplace Solutions (4)	Real Estate Investments	Corporate, other and eliminations (4)	Consolidated
Topic 606 Revenue:
Facilities management	$—	$9,917,520	$—	$—	$9,917,520
Advisory leasing	1,696,039	—	—	(2,041)	1,693,998
Advisory sales	1,022,914	—	—	—	1,022,914
Property management	1,225,146	—	—	(18,127)	1,207,019
Project management	—	1,588,720	—	—	1,588,720
Valuation	418,520	—	—	—	418,520
Commercial mortgage origination (1)	78,044	—	—	—	78,044
Loan servicing (2)	30,290	—	—	—	30,290
Investment management	—	—	324,744	—	324,744
Development services	—	—	202,777	—	202,777
Topic 606 Revenue	4,470,953	11,506,240	527,521	(20,168)	16,484,546
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	274,523	—	—	—	274,523
Loan servicing	141,453	—	—	—	141,453
Development services (3)	—	—	15,172	—	15,172
Total Out of Scope of Topic 606 Revenue	415,976	—	15,172	—	431,148
Total Revenue	$4,886,929	$11,506,240	$542,693	$(20,168)	$16,915,694
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

Contract Assets and Liabilities

We had contract assets totaling $476.5 million ($331.9 million of which was current) and $471.8 million ($318.2 million of which was current) as of September 30, 2021 and December 31, 2020, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We had contract liabilities totaling $199.2 million ($195.1 million of which was current) and $164.1 million ($162.0 million of which was current) as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, we recognized revenue of $150.8 million that was included in the contract liability balance at December 31, 2020.

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

Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Effective January 1, 2021, transaction services was fully moved under the Advisory Services segment and project management was fully moved under the Global Workplace Solutions segment. Previously transaction services and project management were split between the Global Workplace Solutions segment and the Advisory Services segment. Real Estate Investments includes investment management services provided globally, development services in the U.S., U.K. and Continental Europe and legacy flexible office space solutions. Corporate and other includes activities not attributed to our core business, primarily consisting of corporate headquarters costs for executive officers and certain other central functions, as well as certain strategic equity investments. These costs, which were previously allocated to the business segments on a reasonable basis, are no longer allocated and are reported under Corporate and other. It also includes eliminations related to inter-segment revenue. Prior period segment results for all of our reportable segments have been recast to conform to the above changes.
Segment operating profit is the measure reported to the CODM for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, costs associated with workforce optimization, transformation initiatives and integration and other costs related to acquisitions. This metric excludes the impact of corporate overhead as these costs are now reported under Corporate and other.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Advisory Services	$2,412,147	$1,630,010	$6,257,144	$4,886,929
Global Workplace Solutions	4,167,143	3,851,278	12,275,748	11,506,240
Real Estate Investments	223,832	169,612	678,324	542,693
Corporate, other and eliminations	(4,795)	(5,758)	(15,397)	(20,168)
Total revenue	$6,798,327	$5,645,142	$19,195,819	$16,915,694

Segment operating profit
Advisory Services	$521,539	$286,655	$1,318,136	$821,731
Global Workplace Solutions	187,315	160,829	509,644	395,286
Real Estate Investments	146,045	71,422	360,085	139,097
Total reportable segment operating profit	$854,899	$518,906	$2,187,865	$1,356,114
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to CBRE Group, Inc.	$435,743	$184,132	$1,144,582	$438,224
Adjustments to increase (decrease) net income:
Depreciation and amortization	122,564	127,725	363,727	357,903
Asset impairments	—	—	—	75,171
Interest expense, net of interest income	11,038	17,829	34,916	51,795
Provision for income taxes	133,507	49,062	343,279	119,047
Costs associated with transformation initiatives (1)	—	55,374	—	55,374
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	16,959	3,767	33,963	(11,517)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	47	2,289	772	9,289
Costs incurred related to legal entity restructuring	—	1,061	—	4,995
Integration and other costs related to acquisitions	16,211	525	24,345	1,544
Costs associated with workforce optimization efforts (2)	—	—	—	37,594
Corporate and other loss, including eliminations	118,830	77,142	242,281	216,695
Total reportable segment operating profit	$854,899	$518,906	$2,187,865	$1,356,114
_______________________________
(1)Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
United States	$3,943,714	$3,162,235	$10,856,277	$9,632,592
United Kingdom	841,241	736,927	2,451,222	2,188,822
All other countries	2,013,372	1,745,980	5,888,320	5,094,280
Total revenue	$6,798,327	$5,645,142	$19,195,819	$16,915,694

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended September 30, 2021 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Annual Report). Accordingly, you should read the following discussion in conjunction with the information included in our 2020 Annual Report as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
We are the world’s largest commercial real estate services and investment firm, based on 2020 revenue, with leading global market positions in leasing, property sales, occupier outsourcing and valuation businesses. As of December 31, 2020, the company had more than 100,000 employees (excluding affiliates) serving clients in more than 100 countries.
Our business is focused on providing services to real estate investors and occupiers. For investors, we provide capital markets (property sales, mortgage origination, sales and servicing), property leasing, investment management, property management, valuation and development services, among others. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Global Investors” (investment management); “Trammell Crow Company” (U.S. development) and “Telford Homes” (U.K. development). In 2020, CBRE sponsored a special purpose acquisition company, or SPAC, CBRE Acquisition Holdings, Inc., which trades on the NYSE under the symbols “CBAH,” “CBAH.U,” and “CBAH.WS.” On July 13, 2021, CBRE Acquisition Holdings, Inc. entered into a definitive merger agreement with Altus Power, Inc. that is expected to result in Altus Power, Inc. becoming a public company listed on the NYSE under the new ticker symbol “AMPS.” The transaction is expected to close in the fourth quarter of 2021.
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
In 2020, we generated revenue from a highly diversified base of clients, including more than 90 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2021 we were ranked #122 on the Fortune 500. We have been recognized as Fortune's most admired real estate company for 3 consecutive years. We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for eight consecutive years and included in both the Dow Jones World Sustainability Index and the Bloomberg Gender-Equality Index for two years in a row.
The Covid-19 pandemic has primarily impacted the property sales and leasing lines of business in the Advisory Services segment. Many property owners and occupiers initially put transactions on hold and withdrew existing mandates, sharply reducing sales and leasing volumes. The effects of Covid-19 have eased significantly in 2021 as global economic conditions have improved. Nevertheless, Covid-19 continues to pose public health challenges that impact our operations, particularly as new strains spread and vaccine administration is slow in parts of the world. Trends which have hindered office occupancy have further catalyzed strong industrial and multifamily transaction volumes, which has offset subdued office activity. As of the date of this Quarterly Report, the majority of workers remain out of their offices and occupier confidence in making long-term office leasing decisions has not returned to pre-pandemic levels.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2020 Annual Report. There have been no material changes to these policies as of September 30, 2021.
New Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Seasonality
In a typical year, a significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flows from operating activities have tended to be lowest in the first quarter and highest in the fourth quarter of each year. Revenue, earnings and cash flows have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end. The severe and ongoing impact of the Covid-19 pandemic may cause seasonality to deviate from historical patterns.
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
Macroeconomic Conditions
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include overall economic activity and employment growth, particularly office-based employment; current levels of and changes in interest rates; the cost and availability of credit; and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to global capital markets, or the public perception that any of these events may occur, will negatively affect the performance of certain portions of our business, with the greatest impact likely on some business lines within our Advisory segment.
Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects of difficult market conditions on our Advisory segment operating margins, are partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, like during the Covid-19 pandemic, we have moved decisively to lower operating expenses to improve financial performance, and will restore certain expenses as economic conditions improve.
Additionally, our revenue has become more resilient, primarily due to the diversification of our business base and the growth of our outsourcing services, which are largely contractual. We believe this resilient revenue should help to offset the negative impacts that macroeconomic deterioration could have on parts of our business. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our consolidated operations and financial condition.

Effects of Acquisitions
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. On July 29, 2021, we entered into a share purchase agreement to acquire a 60% ownership interest in Turner & Townsend Holdings Limited (Turner & Townsend) for approximately $1.3 billion in cash, a portion of which will be deferred until 2024 and 2025. We plan to fund the purchase with cash on hand and our revolving credit facility, if needed. Turner & Townsend, based in the U.K., is a global professional services company specializing in program management, project management, and cost consulting across the commercial real estate, infrastructure and natural resources sectors. Due to our majority interest and rights granted through our ownership, we will consolidate Turner & Townsend’s financial results in our Global Workplace Solutions segment upon completion of the transaction. The acquisition is expected to close in the fourth quarter of 2021.
During the three quarters of 2021, we completed six in-fill acquisitions and also completed a transaction with Industrious Management Company LLC (Industrious) to increase our ownership interest to 40%. As part of this transaction, we completed the integration of Hana, our legacy flexible office space business, into Industrious. Strategic in-fill acquisitions have played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest.
We believe strategic acquisitions can significantly expand our capabilities and decrease the cost, time and resources necessary to attain a meaningful competitive position within targeted markets or business lines. In general, however, most acquisitions will initially have an adverse impact on our operating income and net income because of transaction-related expenditures, including severance, lease termination, transaction and deferred financing costs, as well as costs and charges associated with integrating the acquired business and integrating its financial and accounting systems into our own.
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2021, we have accrued deferred purchase consideration totaling $135.0 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
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

During the nine months ended September 30, 2021, approximately 43.4% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
United States dollar	$3,943,714	58.0%	$3,162,235	56.0%	$10,856,277	56.6%	$9,632,592	56.9%
British pound sterling	841,241	12.4%	736,927	13.1%	2,451,222	12.8%	2,188,822	12.9%
euro	668,061	9.8%	645,583	11.4%	2,016,846	10.5%	1,836,311	10.9%
Canadian dollar	252,553	3.7%	184,967	3.3%	751,275	3.9%	549,098	3.2%
Australian dollar	152,027	2.2%	108,060	1.9%	423,320	2.2%	296,124	1.8%
Chinese yuan	109,768	1.6%	84,985	1.5%	320,354	1.7%	250,816	1.5%
Indian rupee	113,142	1.7%	106,956	1.9%	322,662	1.7%	353,080	2.1%
Swiss franc	89,696	1.3%	80,083	1.4%	279,683	1.5%	234,171	1.4%
Japanese yen	75,178	1.1%	74,706	1.3%	243,287	1.3%	236,999	1.4%
Singapore dollar	68,481	1.0%	63,151	1.1%	210,129	1.1%	193,556	1.1%
Other currencies (1)	484,466	7.2%	397,489	7.1%	1,320,764	6.7%	1,144,125	6.8%
Total revenue	$6,798,327	100.0%	$5,645,142	100.0%	$19,195,819	100.0%	$16,915,694	100.0%
_______________________________
(1)Approximately 37 currencies comprise 7.2% and 6.7% of our revenues for the three and nine months ended September 30, 2021, respectively, and approximately 39 currencies comprise 7.1% and 6.8% of our revenues for the three and nine months ended September 30, 2020, respectively.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2021, the net impact would have been an increase in pre-tax income of $11.6 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2021, the net impact would have been an increase in pre-tax income of $21.4 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020 (1)		2021		2020 (1)
Revenue:
Net revenue:
Facilities management	$1,231,101	18.1%	$1,122,209	19.9%	$3,587,247	18.7%	$3,323,924	19.7%
Property management	422,652	6.2%	400,709	7.1%	1,252,599	6.5%	1,195,850	7.1%
Project management	320,694	4.7%	338,286	6.0%	966,821	5.0%	963,334	5.7%
Valuation	176,644	2.6%	138,945	2.5%	517,460	2.7%	418,520	2.5%
Loan servicing	78,497	1.2%	58,013	1.0%	213,233	1.1%	171,743	1.0%
Advisory leasing	869,124	12.8%	549,233	9.7%	2,082,248	10.9%	1,696,039	10.0%
Capital markets:
Advisory sales	673,411	9.9%	348,238	6.2%	1,677,557	8.7%	1,022,914	6.0%
Commercial mortgage origination	181,813	2.7%	129,026	2.3%	483,556	2.5%	352,567	2.1%
Investment management	135,175	2.0%	99,935	1.8%	406,516	2.1%	324,745	1.9%
Development services	88,657	1.3%	69,677	1.1%	271,808	1.4%	217,948	1.3%
Corporate, other and eliminations	(4,795)	(0.1)%	(5,758)	(0.1)%	(15,397)	0.0%	(20,168)	(0.1)%
Total net revenue	4,172,973	61.4%	3,248,513	57.5%	11,443,648	59.6%	9,667,416	57.2%
Pass through costs also recognized as revenue	2,625,354	38.6%	2,396,629	42.5%	7,752,171	40.4%	7,248,278	42.8%
Total revenue	6,798,327	100.0%	5,645,142	100.0%	19,195,819	100.0%	16,915,694	100.0%
Costs and expenses:
Cost of revenue	5,258,947	77.3%	4,564,579	80.9%	14,995,252	78.1%	13,676,790	80.9%
Operating, administrative and other	1,025,681	15.1%	794,227	14.1%	2,811,224	14.6%	2,355,099	13.9%
Depreciation and amortization	122,564	1.8%	127,725	2.2%	363,727	2.0%	357,903	2.1%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	75,171	0.4%
Total costs and expenses	6,407,192	94.2%	5,486,531	97.2%	18,170,203	94.7%	16,464,963	97.3%
Gain on disposition of real estate	18,530	0.3%	52,797	0.9%	19,615	0.1%	75,132	0.4%
Operating income	409,665	6.0%	211,408	3.7%	1,045,231	5.4%	525,863	3.1%
Equity income from unconsolidated subsidiaries	163,809	2.4%	32,376	0.6%	459,535	2.4%	72,487	0.4%
Other income	7,693	0.1%	7,947	0.1%	22,470	0.1%	12,974	0.1%
Interest expense, net of interest income	11,038	0.1%	17,829	0.3%	34,916	0.1%	51,795	0.3%
Income before provision for income taxes	570,129	8.4%	233,902	4.1%	1,492,320	7.8%	559,529	3.3%
Provision for income taxes	133,507	2.0%	49,062	0.8%	343,279	1.8%	119,047	0.7%
Net income	436,622	6.4%	184,840	3.3%	1,149,041	6.0%	440,482	2.6%
Less: Net income attributable to non-controlling interests	879	0.0%	708	0.0%	4,459	0.0%	2,258	0.0%
Net income attributable to CBRE Group, Inc.	$435,743	6.4%	$184,132	3.3%	$1,144,582	6.0%	$438,224	2.6%
Adjusted EBITDA	$736,069	10.8%	$441,764	7.8%	$1,945,584	10.1%	$1,139,419	6.7%
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
We use adjusted EBITDA as an indicator of consolidated financial performance. It represents earnings before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, costs associated with workforce optimization, transformation initiatives and integration and other costs related to acquisitions. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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
Adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to CBRE Group, Inc.	$435,743	$184,132	$1,144,582	$438,224
Add:
Depreciation and amortization	122,564	127,725	363,727	357,903
Asset impairments	—	—	—	75,171
Interest expense, net of interest income	11,038	17,829	34,916	51,795
Provision for income taxes	133,507	49,062	343,279	119,047
Costs associated with transformation initiatives (1)	—	55,374	—	55,374
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	16,959	3,767	33,963	(11,517)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in the period	47	2,289	772	9,289
Costs incurred related to legal entity restructuring	—	1,061	—	4,995
Integration and other costs related to acquisitions	16,211	525	24,345	1,544
Costs associated with workforce optimization efforts (2)	—	—	—	37,594
Adjusted EBITDA	$736,069	$441,764	$1,945,584	$1,139,419
______________________________
(1)Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees.
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
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
We reported consolidated net income of $435.7 million for the three months ended September 30, 2021 on revenue of $6.8 billion as compared to consolidated net income of $184.1 million on revenue of $5.6 billion for the three months ended September 30, 2020.
Our revenue on a consolidated basis for the three months ended September 30, 2021 increased by $1.2 billion, or 20.4%, as compared to the three months ended September 30, 2020. The revenue increase reflects growth across the three business segments; increases in revenue in our Global Workplace Solutions segment due to growth in our facilities management and project management business, increases in our Advisory Services segment with notable growth in sales and lease commission revenue supported by a moderate growth in other advisory services such as property management, mortgage origination, loan servicing, and valuation services, and increases in asset management fees and development and construction revenue. Foreign currency translation had a 1.8% positive impact on total revenue during the three months ended September 30, 2021, primarily driven by strength in the Canadian dollar, British pound sterling and euro, partially offset by weakness in the Argentine peso, and Japanese Yen.
Our cost of revenue on a consolidated basis increased by $694.4 million, or 15.2%, during the three months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities management and project management business and higher commission expense associated with our Advisory Services segment due to growth in our sales and leasing business. In addition, foreign currency translation had a 1.7% negative impact on total cost of revenue during the three months ended September 30, 2021. Cost of revenue as a percentage of revenue decreased to 77.3% for the three months ended September 30, 2021 from 80.9% for the three months ended September 30, 2020, primarily driven by an increase in the Real Estate Investment segment investment management fees due to growth in Assets Under Management (AUM) with no associated cost of revenue. In addition, increase in high margin sales and leasing revenue as a percentage of overall revenue contributed to the decline in the above ratio.
Our operating, administrative and other expenses on a consolidated basis increased by $231.5 million, or 29.1%, during the three months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily due to an increase in business promotion, advertising and travel, overall bonus accrual, and stock compensation expense tied to significant growth in performance this quarter as compared to the three months ended September 30, 2020 when the operating results were impacted by the pandemic. Foreign currency translation had a 1.9% negative impact on total operating, administrative and other expenses during the three months ended September 30, 2021. Operating expenses as a percentage of revenue increased slightly to 15.1% for the three months ended September 30, 2021 from 14.1% for the three months ended September 30, 2020.
Our depreciation and amortization expense on a consolidated basis decreased by $5.2 million, or 4.0%, during the three months ended September 30, 2021 as compared to the same period in 2020. This decrease was primarily attributable to prior period having accelerated depreciation for certain technology platforms, with lower technology-related capital expenditures in the current period.
Our gain on disposition of real estate on a consolidated basis was $18.5 million for the three months ended September 30, 2021, which was a decrease over the prior year period, due to a decrease in property sales within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $131.4 million, or 406.0%, during the three months ended September 30, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with property sales reported in our Real Estate Investments segment and a favorable fair value adjustment related to our equity investment in Industrious. This was partially offset by a net valuation loss recorded for certain of our investments in the Corporate and other segment.
Our consolidated interest expense, net of interest income, decreased by $6.8 million, or 38.1%, for the three months ended September 30, 2021 as compared to the same period in 2020. This decrease was primarily due to interest expense associated with the 5.25% senior note which was fully paid off in December 2020, and offset by interest expense associated with the 2.500% senior note issued in the first half of 2021.
Our provision for income taxes on a consolidated basis was $133.5 million for the three months ended September 30, 2021 as compared to $49.1 million for the three months ended September 30, 2020. The increase of $84.4 million is primarily related to the corresponding increase in our consolidated pre-tax book income. Our effective tax rate increased to 23.4% for the three months ended September 30, 2021 from 21.0% for the three months ended September 30, 2020 primarily resulting from an increase in unfavorable permanent book tax differences and a decrease of tax credits in 2021.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
We reported consolidated net income of $1.1 billion for the nine months ended September 30, 2021 on revenue of $19.2 billion as compared to consolidated net income of $438.2 million on revenue of $16.9 billion for the nine months ended September 30, 2020.

Our revenue on a consolidated basis for the nine months ended September 30, 2021 increased by $2.3 billion, or 13.5%, as compared to the nine months ended September 30, 2020. The revenue increase reflects higher revenue in our Global Workplace Solutions segment (increase of 6.7% as compared to the same period in 2020) led by growth in our facilities management line of business, driven by its contractual nature, an increase in higher revenue in our Advisory Services segment led primarily by higher sales (increase of 28.0% as compared to the same period in 2020) with an overall increase sales and lease revenue and other advisory services, and improved revenue in our Real Estate Investments segment (increase of 25.0% as compared to the same period in 2020) largely due to an increase in sales in our development services line of business and investment management fees related to growth in AUM. Foreign currency translation had a 2.8% positive impact on total revenue during the nine months ended September 30, 2021, primarily driven by strength in the Canadian dollar, British pound sterling and euro, partially offset by weakness in the Argentine peso and Brazilian real.
Our cost of revenue on a consolidated basis increased by $1.3 billion, or 9.6%, during the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities management and project management business and higher costs associated with our Advisory Services segment due to growth in our sales and leasing business. Foreign currency translation had a 2.6% negative impact on total cost of revenue during the nine months ended September 30, 2021. Cost of revenue as a percentage of revenue decreased to 78.1% for the nine months ended September 30, 2021 from 80.9% for the nine months ended September 30, 2020. This was primarily driven by an increase in the Real Estate Investment segment investment management fees due to growth in AUM that does not have associated cost of revenue.
Our operating, administrative and other expenses on a consolidated basis increased by $456.1 million, or 19.4%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily due to an increase in support staff compensation, overall bonus accrual, and stock compensation expense tied to significant improvement in the business performance during the nine months ended September 30, 2021 as compared to nine months ended September 30, 2020. This was partially offset by lower discretionary expenses such as business promotion, advertising and travel which, even though slightly higher during the quarter, is still below 2020 levels. Foreign currency translation also had a 3.0% negative impact on total operating expenses during the nine months ended September 30, 2021. Operating expenses as a percentage of revenue increased to 14.6% for the nine months ended September 30, 2021 from 13.9% for the nine months ended September 30, 2020, primarily due to increased performance driven incentive expense partially offset by a decrease in discretionary expense such as travel and marketing.
Our depreciation and amortization expense on a consolidated basis increased by $5.8 million, or 1.6%, during the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily attributable to a rise in amortization expense related to higher mortgage servicing rights and loan payoffs.
We did not incur any asset impairments during the nine months ended September 30, 2021. Our asset impairments on a consolidated basis totaled $75.2 million for the nine months ended September 30, 2020 and consisted of a non-cash goodwill impairment charge of $25.0 million in our Real Estate Investments segment and $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment. During 2020, we deemed there to be triggering events in the first quarter of 2020 that required testing of certain assets for impairment at that time. Based on these tests, we recorded the aforementioned non-cash impairment charges, which were driven by lower anticipated cash flows in certain businesses directly resulting from a downturn in forecasts as well as increased forecast risk due to Covid-19.
Our gain on disposition of real estate on a consolidated basis decreased by $55.5 million, or 73.9%, during the nine months ended September 30, 2021 as compared to the same period in 2020. These gains resulted from decreased activity related to property sales within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $387.0 million, or 534.0%, during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with property sales reported in our Real Estate Investments segment, our fair value adjustment related to our investment in Industrious and higher equity pick ups associated with certain equity investments reported in our Corporate and other segment.
Our consolidated interest expense, net of interest income, decreased by $16.9 million, or 32.6%, for the nine months ended September 30, 2021 as compared to the same period in 2020. This decrease was primarily due to interest expense associated with the 5.25% senior note which was fully paid off in December 2020, and offset by interest expense associated with the 2.500% senior note issued in the first half of 2021.

Our provision for income taxes on a consolidated basis was $343.3 million for the nine months ended September 30, 2021 as compared to $119.0 million for the nine months ended September 30, 2020. The increase of $224.2 million is primarily related to the corresponding increase in consolidated pre-tax book income. Our effective tax rate increased to 23.0% for the nine months ended September 30, 2021 from 21.3% for the nine months ended September 30, 2020 primarily resulting from an increase in unfavorable permanent book tax differences and a decrease of tax credits in 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the Covid-19 pandemic. The CARES Act has not had, nor is it expected to have, a significant impact on our effective tax rate for 2021.
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
Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Effective January 1, 2021, transaction services was fully moved under the Advisory Services segment and project management was fully moved under the Global Workplace Solutions segment. Previously transaction services and project management were split between the Global Workplace Solutions segment and the Advisory Services segment. Real Estate Investments includes investment management services provided globally, development services in the U.S., U.K. and Continental Europe and legacy flexible office space solutions. Corporate and other includes activities not attributed to our core business, primarily consisting of corporate headquarters costs for executive officers and certain other central functions. These costs are not allocated to the other business segments. It also includes eliminations related to inter-segment revenue. Prior period segment results for all of our reportable segments have been recast to conform to the above changes. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue:
Net revenue:
Property management	$422,652	17.5%	$400,709	24.6%	$1,252,599	20.0%	$1,195,850	24.5%
Valuation	176,644	7.3%	138,945	8.5%	517,460	8.3%	418,520	8.6%
Loan servicing	78,497	3.3%	58,013	3.6%	213,233	3.4%	171,743	3.5%
Advisory leasing	869,124	36.0%	549,233	33.7%	2,082,248	33.3%	1,696,039	34.7%
Capital markets:
Advisory sales	673,411	27.9%	348,238	21.3%	1,677,557	26.8%	1,022,914	20.9%
Commercial mortgage origination	181,813	7.6%	129,026	7.9%	483,556	7.7%	352,567	7.2%
Total segment net revenue	2,402,141	99.6%	1,624,164	99.6%	6,226,653	99.5%	4,857,633	99.4%
Pass through costs also recognized as revenue	10,006	0.4%	5,846	0.4%	30,491	0.5%	29,296	0.6%
Total segment revenue	2,412,147	100.0%	1,630,010	100.0%	6,257,144	100.0%	4,886,929	100.0%
Costs and expenses:
Cost of revenue	1,433,315	59.4%	986,777	60.5%	3,652,711	58.4%	2,930,690	59.9%
Operating, administrative and other	466,189	19.3%	384,692	23.6%	1,298,407	20.7%	1,180,284	24.2%
Depreciation and amortization	76,249	3.2%	80,407	4.9%	220,172	3.5%	223,202	4.6%
Operating income	436,394	18.1%	178,134	11.0%	1,085,854	17.4%	552,753	11.3%
Equity income from unconsolidated subsidiaries	19,567	0.8%	1,241	0.1%	22,466	0.4%	3,569	0.1%
Other (loss) income	(10,531)	(0.5)%	539	0.0%	(9,729)	(0.2)%	3,635	0.1%
Less: Net income attributable to non-controlling interests	140	0.0%	116	0.0%	627	0.0%	537	0.1%
Add-back: Depreciation and amortization	76,249	3.2%	80,407	4.9%	220,172	3.5%	223,202	4.6%
Adjustments:
Costs associated with transformation initiatives (1)	—	0.0%	26,450	1.6%	—	0.0%	26,450	0.5%
Costs associated with workforce optimization efforts (2)	—	0.0%	—	0.0%	—	0.0%	12,659	0.3%
Segment operating profit and segment operating profit on revenue margin	$521,539	21.6%	$286,655	17.6%	$1,318,136	21.1%	$821,731	16.8%
Segment operating profit on net revenue margin		21.7%		17.6%		21.2%		16.9%
_______________________________
(1)Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees.
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
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenue increased by $782.1 million, or 48.0%, for the three months ended September 30, 2021 as compared to the a three months ended September 30, 2020. The revenue increase primarily reflects higher sales and leasing revenue, as well as an increase in commercial mortgage origination activity, property management fees and valuation revenue. Foreign currency translation had a 1.8% positive impact on total revenue during the three months ended September 30, 2021, primarily driven by strength in the Australian dollar, Canadian dollar, British pound sterling and euro, partially offset by weakness in the Japanese yen.
Cost of revenue increased by $446.5 million, or 45.3%, for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to increased commission expense resulting from higher sales and leasing revenue. Foreign currency translation had a 1.8% negative impact on total cost of revenue during the three months ended September 30,

2021. Cost of revenue as a percentage of revenue decreased to 59.4% for the three months ended September 30, 2021 versus 60.5% for the same period in 2020 This increase in gross margin is primarily due to revenue growth outpacing fixed cost growth.
Operating, administrative and other expenses increased by $81.5 million, or 21.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily due to an increase in support staff compensation, overall bonus accrual, other incentive compensation, and stock compensation expense tied to better operating results this quarter as compared to three months ended September 30, 2020. Foreign currency translation had a 1.8% negative impact on total operating expenses during the three months ended September 30, 2021.
Other income (loss) decreased by $11.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This loss was primarily due to an unfavorable valuation adjustment recorded on a revolving facility extended to an unconsolidated subsidiary.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended September 30, 2021, MSRs contributed to operating income $48.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $42.3 million of amortization of related intangible assets. For the three months ended September 30, 2020, MSRs contributed to operating income $54.5 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $34.0 million of amortization of related intangible assets.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenue increased by $1.4 billion, or 28.0%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The revenue increase primarily reflects higher sales and leasing revenue, as well as increase in commercial mortgage origination activity, property management and valuation revenue. Foreign currency translation had a 2.9% positive impact on total revenue during the nine months ended September 30, 2021, primarily driven by strength in Australian dollar, British pound sterling and euro, partially offset by weakness in the Brazilian real.
Cost of revenue increased by $722.0 million, or 24.6%, for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to increased commission expense resulting from higher sales and leasing revenue and increased professional compensation to support the growth in the business. Foreign currency translation also had a 2.8% negative impact on total cost of revenue during the nine months ended September 30, 2021. Cost of revenue as a percentage of revenue decreased slightly to 58.4% for the nine months ended September 30, 2021 from 59.9% for the nine months ended September 30, 2020.
Operating, administrative and other expenses increased by $118.1 million, or 10.0%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was primarily due to overall bonus accrual, other incentive compensation, and stock compensation expense tied to better operating results this period as compared to nine months ended September 30, 2020. This was offset by a decrease in certain operating expenses such as travel and entertainment, occupancy expense and salaries for office and administrative staff due to cost cutting and workspace rationalization measures that were implemented last year. Foreign currency translation also had a 3.0% negative impact on total operating expenses during the nine months ended September 30, 2021.
Other income (loss) decreased by $13.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This loss was primarily due to valuation adjustment recorded on a revolving facility extended to an unconsolidated subsidiary.
For the nine months ended September 30, 2021, MSRs contributed to operating income $140.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $117.8 million of amortization of related intangible assets. For the nine months ended September 30, 2020, MSRs contributed to operating income $127.8 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $96.4 million of amortization of related intangible assets.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue:
Net revenue:
Facilities management	$1,231,101	29.5%	$1,122,209	29.1%	$3,587,247	29.2%	$3,323,924	28.9%
Project management	320,694	7.7%	338,286	8.8%	966,821	7.9%	963,334	8.4%
Total segment net revenue	1,551,795	37.2%	1,460,495	37.9%	4,554,068	37.1%	4,287,258	37.3%
Pass through costs also recognized as revenue	2,615,348	62.8%	2,390,783	62.1%	7,721,680	62.9%	7,218,982	62.7%
Total segment revenue	4,167,143	100.0%	3,851,278	100.0%	12,275,748	100.0%	11,506,240	100.0%
Costs and expenses:
Cost of revenue	3,788,156	90.9%	3,540,856	91.9%	11,215,553	91.4%	10,635,811	92.5%
Operating, administrative and other	209,232	5.0%	166,959	4.3%	578,527	4.7%	497,583	4.3%
Depreciation and amortization	34,580	0.9%	33,839	0.9%	101,586	0.8%	98,755	0.9%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	50,171	0.4%
Operating income	135,175	3.2%	109,624	2.9%	380,082	3.1%	223,920	1.9%
Equity income from unconsolidated subsidiaries	749	0.0%	247	0.0%	983	0.0%	363	0.0%
Other income	617	0.0%	45	0.0%	2,688	0.1%	160	0.0%
Less: Net income attributable to non-controlling interests	17	0.0%	39	0.0%	40	0.0%	74	0.0%
Add-back: Depreciation and amortization	34,580	0.9%	33,839	0.9%	101,586	0.8%	98,755	0.9%
Add-back: Asset impairments	—	0.0%	—	0.0%	—	0.0%	50,171	0.4%
Adjustments:
Costs associated with transformation initiatives (1)	—	0.0%	17,113	0.4%	—	0.0%	17,113	0.1%
Costs associated with workforce optimization efforts (2)	—	0.0%	—	0.0%	—	0.0%	4,878	0.1%
Integration and other costs related to acquisitions	16,211	0.4%	—	0.0%	24,345	0.2%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$187,315	4.5%	$160,829	4.2%	$509,644	4.2%	$395,286	3.4%
Segment operating profit on net revenue margin		12.1%		11.0%		11.2%		9.2%
_______________________________
(1)Commencing during the quarter ended September 30, 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees.
(2)Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the Covid-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $1.1 million was included within the “Cost of revenue” line item and $3.8 million was included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for the nine months ended September 30, 2020.
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenue increased by $315.9 million, or 8.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily attributable to growth in our facilities management line of business, which is contractual in nature. Foreign currency translation had a 1.7% positive impact on total revenue during the three months ended September 30, 2021, primarily driven by strength in the Chinese yuan, Canadian dollar, British pound sterling and euro, partially offset by weakness in the Argentinian peso.
Cost of revenue increased by $247.3 million, or 7.0%, for the three months ended September 30, 2021 as compared to the same period in 2020, driven by the higher revenue leading to higher pass through costs and higher professional compensation. Foreign currency translation had a 1.7% negative impact on total cost of revenue during the three months ended September 30, 2021. Cost of revenue as a percentage of revenue decreased slightly to 90.9% for the three months ended September 30, 2021 from 91.9% for the same period in 2020.

Operating, administrative and other expenses increased by $42.3 million, or 25.3%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was attributable to higher bonus accrual tied to segment and consolidated results and continued investments to sustain the growth in the business and acquisition related costs for Turner & Townsend. Foreign currency translation had a 2.4% negative impact on total operating expenses during the three months ended September 30, 2021.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenue increased by $769.5 million, or 6.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily attributable to growth in our project management line of business, supplemented by a moderate growth in facilities management revenue. Foreign currency translation had a 2.6% positive impact on total revenue during the nine months ended September 30, 2021, primarily driven by strength in the Chinese yuan, Canadian dollar, British pound sterling and euro, offset by weakness in the Argentine peso and Brazilian real.
Cost of revenue increased by $579.7 million, or 5.5%, for the nine months ended September 30, 2021 as compared to the same period in 2020, driven by the higher revenue leading to higher pass through costs and increased professional compensation. Foreign currency translation had a 2.5% negative impact on total cost of revenue during the nine months ended September 30, 2021. Cost of revenue as a percentage of revenue decreased slightly to 91.4% for the nine months ended September 30, 2021 from 92.5% for the nine months ended September 30, 2020.
Operating, administrative and other expenses increased by $80.9 million, or 16.3%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was attributable to higher bonus accrual tied to segment and consolidated results and continued investments to sustain the growth in the business in form of office management and administrative salaries and acquisition related costs for Turner & Townsend. These increases were partially offset by benefits from targeted reduction in certain operating expenses, such as temporary help and travel and entertainment costs, during the nine months ended September 30, 2021. Foreign currency translation also had a 3.2% negative impact on total operating expenses during the nine months ended September 30, 2021.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue:
Investment management	$135,175	60.4%	$99,935	58.9%	$406,516	59.9%	$324,745	59.8%
Development services	88,657	39.6%	69,677	41.1%	271,808	40.1%	217,948	40.2%
Total segment revenue	223,832	100.0%	169,612	100.0%	678,324	100.0%	542,693	100.0%
Costs and expenses:
Cost of revenue	40,224	18.0%	40,384	23.8%	138,184	20.4%	125,454	23.1%
Operating, administrative and other	229,303	102.4%	147,662	87.1%	645,558	95.2%	425,440	78.4%
Depreciation and amortization	4,617	2.1%	5,902	3.4%	20,570	3.0%	15,039	2.8%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	25,000	4.6%
Gain on disposition of real estate	18,530	8.3%	52,797	31.1%	19,615	2.9%	75,132	13.8%
Operating (loss) income	(31,782)	(14.2%)	28,461	16.8%	(106,373)	(15.7%)	26,892	4.9%
Equity income from unconsolidated subsidiaries	156,479	69.9%	30,914	18.2%	411,546	60.7%	71,112	13.1%
Other income (loss)	447	0.2%	117	0.1%	3,399	0.5%	(1,787)	(0.3)%
Less: Net income attributable to non-controlling interests	722	0.3%	553	0.3%	3,792	0.5%	1,647	0.3%
Add-back: Depreciation and amortization	4,617	2.1%	5,902	3.4%	20,570	3.0%	15,039	2.8%
Add-back: Asset impairments	—	0.0%	—	0.0%	—	0.0%	25,000	4.6%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	16,959	7.6%	3,767	2.2%	33,963	5.0%	(11,517)	(2.1%)
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	47	0.0%	2,289	1.3%	772	0.1%	9,289	1.7%
Integration and other costs related to acquisitions	—	0.0%	525	0.3%	—	0.0%	1,544	0.3%
Costs associated with workforce optimization efforts (1)	—	0.0%	—	0.0%	—	0.0%	5,172	1.0%
Segment operating profit	$146,045	65.3%	$71,422	42.0%	$360,085	53.1%	$139,097	25.7%
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
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenue increased by $54.2 million, or 32.0%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily driven by an increase in real estate sales and an increase in construction management fees in our development services line of business. Investment management fees increased due to growth in AUM. Foreign currency translation had a 4.3% positive impact on total revenue during the three months ended September 30, 2021, primarily driven by strength in the British pound sterling and euro.
Cost of revenue decreased by $0.2 million, or 0.4%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily driven by a decrease in cost related to construction services. Foreign currency translation had a 6.9% negative impact on total cost of revenue during the three months ended September 30, 2021.
Operating, administrative and other expenses increased by $81.6 million, or 55.3%, for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to an increase in compensation and bonuses in our development services and investment management line of business consistent with higher revenue growth. Foreign currency translation had a 2.3% negative impact on total operating expenses during the three months ended September 30, 2021.

Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $125.6 million, or 406.2%, during the three months ended September 30, 2020 as compared to the same period in 2020, primarily driven by higher equity earnings associated with property sales.
A roll forward of our AUM by product type for the three months ended September 30, 2021 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2021	$49.6	$70.6	$8.9	$129.1
Inflows	2.6	1.3	0.6	4.5
Outflows	(0.5)	(0.9)	(0.3)	(1.7)
Market appreciation	0.8	0.4	—	1.2
Balance at September 30, 2021	$52.5	$71.4	$9.2	$133.1
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
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenue increased by $135.6 million, or 25.0%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by an increase in real estate sales in our development services line of business and investment management fees related to growth in AUM. Foreign currency translation had a 6.0% positive impact on total revenue during the nine months ended September 30, 2021, primarily driven by strength in the British pound sterling and euro.
Cost of revenue increased by $12.7 million, or 10.1%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by an increase in real estate development which is consistent with an increase in sales in our development service line of business. Foreign currency translation had a 8.7% negative impact on total cost of revenue during the nine months ended September 30, 2021.
Operating, administrative and other expenses increased by $220.1 million, or 51.7%, for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to an increase in compensation and bonuses in our development services and investment management line of business consistent with higher revenue growth. These increases are partially offset by decreases in certain operating expenses, such as occupancy costs, as a result of workspace optimization efforts implemented last year. Foreign currency translation had a 4.0% negative impact on total operating expenses during the nine months ended September 30, 2021.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $340.4 million, or 478.7%, during the nine months ended September 30, 2020 as compared to the same period in 2020, primarily driven by higher equity earnings associated with property sales.

A roll forward of our AUM by product type for the nine months ended September 30, 2021 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at January 1, 2021	$47.2	$67.9	$7.6	$122.7
Inflows	5.7	5.9	1.6	13.2
Outflows	(2.3)	(3.7)	(1.3)	(7.3)
Market appreciation	1.9	1.3	1.3	4.5
Balance at September 30, 2021	$52.5	$71.4	$9.2	$133.1
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.
Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. We expect our capital requirements for 2021 to be between $150.0 million and $200.0 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2021, we incurred $102.8 million of capital expenditures, net of tenant concessions received, which includes approximately $22.5 million related to technology enablement. As of September 30, 2021, we had aggregate commitments of $154.2 million to fund future co-investments in our Real Estate Investments business, $21.9 million of which is expected to be funded in 2021. Additionally, as of September 30, 2021, we are committed to fund $45.9 million of additional capital to unconsolidated subsidiaries within our Real Estate Investments business, which we may be required to fund at any time. As of September 30, 2021, we had $3.1 billion of borrowings available under our revolving credit facility and $2.7 billion of cash and cash equivalents available for general corporate use.
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

The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2021, we had accrued deferred purchase consideration totaling $135.0 million ($29.9 million of which was a current liability), which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report. In addition, we plan to fund the purchase of Turner & Townsend with cash on hand and our revolving credit facility, if needed. A portion of the overall consideration will be deferred until 2024 and 2025.
As part of the company's sponsorship of CBRE Acquisition Holdings, Inc. ("CBAH", a special purpose acquisition company), we have committed to purchase shares of CBAH Class A common stock in an aggregate amount of $70.0 million, with a commitment to purchase additional shares of CBAH Class A common stock in an aggregate amount of up to $150.0 million to the extent of the amount of redemptions of shares of CBAH Class A common stock submitted for redemption by public stockholders in connection with the closing of CBAH's proposed acquisition of Altus Power Inc. We plan to fund this commitment with cash on hand and, if needed, our revolving credit facility. The transaction is expected to close in the fourth quarter of 2021.
Lastly, as described in our 2020 Annual Report, our board of directors authorized a program for the repurchase of up to $500.0 million of our Class A common stock over three years. As of December 31, 2020, $350.0 million was available for share repurchases under the authorized repurchase program. During the three months ended September 30, 2021, we spent $100.0 million to repurchase, through a stock repurchase plan entered into pursuant to Rule 10b5-1 under the Exchange Act, an additional 1,025,068 shares of our Class A common stock with an average price paid per share of $97.55. During the nine months ended September 30, 2021, we spent $188.3 million to repurchase an additional 2,156,796 shares of our Class A common stock with an average price paid per share of $87.29. As of September 30, 2021, we had $161.7 million of capacity remaining under our repurchase program. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase program to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.
Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $1.2 billion for the nine months ended September 30, 2021, an increase of $309.8 million as compared to the nine months ended September 30, 2020. The primary drivers that contributed to the net increase were a substantial improvement in the company's performance and elevated distributions of earnings from unconsolidated subsidiaries (mainly due to certain transactions that occurred in third quarter in the REI segment). These were partially offset by higher non-cash equity income pick up from unconsolidated subsidiaries as compared to last year, increased outflows related to changes in net working capital of approximately $223.3 million and an increase in real estate under development of approximately $55.4 million. The impact from net working capital was largely attributable to an increase in accounts receivable offset by an increase in compensation and bonus payable this period as compared to the nine months ended September 30, 2020.
Investing Activities
Net cash used in investing activities totaled $555.4 million for the nine months ended September 30, 2021, an increase of $348.9 million as compared to the nine months ended September 30, 2020. This increase was primarily driven by our investment in Industrious, uptick in mergers and acquisitions related activities, and approximately $2.6 million in higher distributions received from unconsolidated subsidiaries, partially offset by a decease of capital expenditures compared to 2020.
Financing Activities
Net cash provided by financing activities totaled $274.9 million for the nine months ended September 30, 2021 as compared to net cash used in financing activities of $141.0 million for the nine months ended September 30, 2020. The increase of $415.9 million was primarily due to the net proceeds of $492.3 million from the issuance of our 2.500% senior notes during 2021, which was partially offset by additional funds that were used to repurchase shares during the nine months ended September 30, 2021 as compared to same period in 2020. In addition, net proceeds from notes payable on real estate were higher in 2021 by approximately $41.7 million.

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
Long-Term Debt
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such agreement, as amended by a December 20, 2018 incremental loan assumption agreement and such March 4, 2019 incremental assumption agreement, is collectively referred to in this Quarterly Report as the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement. On July 9, 2021, CBRE Services entered into an additional incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million (the 2019 Credit Agreement, as amended by the July 9, 2021 incremental assumption agreement is collectively referred to in this Quarterly Report as the 2021 Credit Agreement).
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. As of September 30, 2021, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2021 Credit Agreement) is less than or equal to 2.50x on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including, the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $487.9 million at September 30, 2021.
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
On May 21, 2021, we released all existing subsidiary guarantors from their guarantees of our 2021 Credit Agreement, 4.875% senior notes and 2.500% senior notes. Our 2021 Credit Agreement, 4.875% senior notes and 2.500% senior notes remain fully and unconditionally guaranteed by CBRE Group, Inc. Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in thousands):

	September 30, 2021	December 31, 2020 (1)
Balance Sheet Data:
Current assets	$6,267	$3,307,147
Noncurrent assets (2)	284,961	5,252,455
Total assets (2)	291,228	8,559,602

Current liabilities	$9,798	$3,241,264
Noncurrent liabilities	1,381,499	1,884,629
Total liabilities	1,391,297	5,125,893

	Nine Months Ended September 30,
	2021	2020
Statement of Operations Data:
Revenue	$—	$9,410,167
Operating (loss) income	(1,725)	207,270
Net income	22,142	188,518
_______________________________
(1)Amounts include activity related to our subsidiaries that were still listed as guarantors for the period presented.
(2)Includes $274.4 million and $360.0 million of intercompany loan receivables from non-guarantor subsidiaries as of September 30, 2021 and December 31, 2020, respectively. All intercompany balances and transactions between CBRE Group, Inc., CBRE Services and the guarantor subsidiaries have been eliminated.
For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2020 Annual Report and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Short-Term Borrowings
We maintain a $3.15 billion revolving credit facility under the 2021 Credit Agreement and warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2020 Annual Report and Notes 3 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of September 30, 2021, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $761.6 million at September 30, 2021. Based on dealers’ quotes, the estimated fair value of our 4.875% senior notes and 2.500% senior notes was $684.0 million and $505.1 million, respectively, at September 30, 2021.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2021, the net impact of the additional interest cost would be a decrease of $5.7 million on pre-tax income and a decrease of $5.7 million in cash provided by operating activities for the nine months ended September 30, 2021.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Deputy CFO and Chief Accounting Officer, our Chief Transformation Officer, our Chief Communication Officer, our Senior Officers of significant business lines and other select employees.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of September 30, 2021 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2020 Annual Report.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Remediation
As previously described in Part II, Item 9A of our 2020 Annual Report, we continue to implement our remediation plans that address the material weaknesses in our internal controls over financial reporting. During the three months ended September 30, 2021, we pursued several activities to further our remediation efforts:
•Continued to hold targeted trainings for employees identified through the monitoring program established in the previous quarter and completed control owner “certification” to promote awareness and underscore ownership and accountability;
•Designed and implemented formal management review controls to enhance independent review including procedures to refine the level of precision in areas of revenue, journals, analytics, and account reconciliations;
•Successful completion of design interviews for a substantial portion of controls which resulted in further risk assessments to refine and bolster the control environment; and
•Enhanced the framework around proper design and implementation of key information technology controls supporting the business process and key reports.

Though further remediation efforts were made this quarter, the material weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for changes made in connection with our implementation of the remediation efforts mentioned above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2020 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2020 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended September 30, 2021 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 31, 2021	—	$—	—
August 1, 2021 - August 31, 2021	237,118	96.18	237,118
September 1, 2021 - September 30, 2021	787,950	97.97	787,950
	1,025,068	$97.55	1,025,068	$161,737
_______________________________
(1)During 2019, our board of directors authorized a program for the company to repurchase up to $500.0 million of our Class A common stock over three years, and during the third quarter of 2021, we repurchased $100.0 million of our common stock under this program. The remaining $161.7 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of September 30, 2021.
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

Item 6.    Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition Agreement, dated as of July 26, 2021, among Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc.	8-K	001-32205	2.1	07/29/2021
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020
10.1	Incremental Assumption Agreement, dated as of July 9, 2021, among CBRE Group, Inc., CBRE Services, Inc. CBRE Limited, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.1	07/13/2021
10.2	Employment and Transition Agreement, dated as of July 27, 2021, by and between CBRE, Inc. and Leah C. Stearns+	10-Q	001-32205	10.2	07/30/2021
10.3	Letter agreement, dated as of July 28, 2021, by and between CBRE, Inc. and Emma Giamartino+	10-Q	001-32205	10.3	07/30/2021
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________
+    Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: October 28, 2021	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Global Group President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: October 28, 2021	/s/ MADELEINE BARBER
Madeleine Barber Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)