Form 10-K
period 2021-12-31
CBRE GROUP, INC.
filed 2022-03-01
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section  404(b) of the Sarbanes-Oxley Act  (15 U.S.C. 7262(b)) by the registered public accounting firms that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $27.8 billion based upon the last sales price on June 30, 2021 on the New York Stock Exchange of $85.73 for the registrant’s Class A Common Stock.
As of February 17, 2022, the number of shares of Class A Common Stock outstanding was 332,322,579.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be held May 18, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1.    Business.
Company Overview
CBRE Group, Inc. is a Delaware corporation. References to “CBRE,” “the company,” “we,” “us” and “our” refer to CBRE Group, Inc. and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise.
We are the world’s largest commercial real estate services and investment firm, based on 2021 revenue, with leading global market positions in our leasing, property sales, occupier outsourcing and valuation businesses. As of December 31, 2021, the company has more than 105,000 employees (excluding Turner & Townsend Holdings Limited employees) serving clients in more than 100 countries.
We provide services to real estate investors and occupiers. For investors, our services include capital markets (property sales, mortgage origination, sales and servicing), property leasing, investment management, property management, valuation and development services, among others. For occupiers, our services include facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (U.S. development); “Telford Homes” (U.K. development); and “Turner & Townsend Holdings Limited”. During 2020, CBRE sponsored a special purpose acquisition company, or SPAC, CBRE Acquisition Holdings, Inc., which merged with and into Altus Power, Inc., a leading provider of solar energy for commercial and industrial properties. Altus Power Inc. (Altus) began trading on the New York Stock Exchange (NYSE) on December 10, 2021 under the ticker symbol “AMPS.”
We generate revenue from both stable, recurring (large multi-year portfolio and per project contracts) and more cyclical, non-recurring sources, including commissions on transactions. Our revenue mix has become heavily weighted towards stable revenue sources, particularly occupier outsourcing, with our dependence on highly cyclical property sales and lease transaction revenue declining markedly. We believe we are well-positioned to capture a substantial and growing share of market opportunities at a time when investors and occupiers increasingly prefer to purchase integrated, account-based services on a national and global basis.
In 2021, we generated revenue from a highly diversified base of clients, including more than 93 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2021 we were ranked #122 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 21 years in a row (including 2022). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for eight consecutive years (including 2021, the most recent year the award has been announced), and have been included in the Dow Jones World Sustainability Index for three years in a row and the Bloomberg Gender-Equality Index for three years in a row.
CBRE History
We will mark our 116th year of continuous operations in 2022, tracing our origins to a company founded in San Francisco in the aftermath of the 1906 earthquake. Since then, we have grown into the largest global commercial real estate services and investment firm (in terms of 2021 revenue) through organic growth and strategic acquisitions, including our recent acquisition of a majority interest in Turner & Townsend Holdings Limited (Turner & Townsend), which closed in November 2021.
Our Business Segments and Primary Services
CBRE Group, Inc. is a holding company that conducts all of its operations through its indirect subsidiaries. CBRE Group, Inc. does not have any independent operations or employees. CBRE Services, Inc., our direct wholly owned subsidiary, is also a holding company and is the primary obligor or issuer with respect to most of our long-term indebtedness.

We report our operations through three business segments: (1) Advisory Services, (2) Global Workplace Solutions and (3) Real Estate Investments. Effective January 1, 2021, we established a new measurement of profit and loss at the business segment level known as segment operating profit. This measure isolates activities not attributed to our core business which are now reported in a “Corporate, other and elimination” segment. Our Corporate segment primarily consists of corporate headquarters costs for executive officers and certain other central functions. We track our strategic non-core non-controlling equity investments in “other” which is considered an operating segment and reported together with Corporate as it does not meet the aggregation criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.
Effective January 1, 2021, lease and sales transaction revenue and expenses were fully reported under the Advisory Services segment and project management revenue and expenses were fully reported under the Global Workplace Solutions segment. Prior to 2021, these revenues were split between the Global Workplace Solutions and the Advisory Services segments.
Advisory Services
Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management and valuation. Most of our Advisory Services operations are conducted through our indirect wholly-owned subsidiary CBRE, Inc. and its subsidiaries around the world. Our mortgage services, the vast majority of which are in the United States (U.S.), are conducted exclusively through our indirect wholly-owned subsidiary operating under the name CBRE Capital Markets, Inc. (CBRE Capital Markets) and its affiliates.
The primary services within Advisory Services are further described below.
Leasing Services
We provide strategic advice and execution for owners/investors, and occupiers/tenants of real estate, primarily in connection with the leasing of office, industrial and retail space. In 2021, we negotiated leases valued at more than $140.0 billion globally.
We generate significant business from account-based occupier clients, where we are retained to negotiate leases for all or a portion of their portfolio. This results in recurring revenue over time. We believe we are the market leader for leasing services to both occupiers and owners in most leading U.S. metropolitan statistical areas (as defined by the U.S. Census Bureau), including Atlanta, Austin, Boston, Dallas, Denver, Kansas City, Los Angeles, the Midwest, New York, Orange County, Philadelphia, Phoenix, San Francisco, Seattle and St. Louis.
Capital Markets
We provide property sales and mortgage services, which are closely integrated to meet marketplace demand for comprehensive capital markets solutions. During 2021, we closed approximately $477.8 billion of capital markets transactions globally, including $388.7 billion of property sales transactions and $89.1 billion of mortgage originations and loan sales.
We are the leading property sales advisor globally. In the U.S., we accounted for approximately 16.3% of investment sales transactions greater than $2.5 million across all property types in 2021, according to Real Capital Analytics. Our mortgage brokerage professionals arrange, originate and service commercial mortgage loans through relationships established with investment banking firms, national and regional banks, credit companies, insurance companies, U.S. Government-Sponsored Enterprises (GSEs), and pension funds.
Globally, our loan origination and sales volume in 2021 was $89.1 billion, including approximately $16.8 billion for U.S. GSEs. Most of the GSE loans were financed through revolving warehouse credit lines through a CBRE subsidiary that is dedicated exclusively for this purpose and were substantially risk mitigated by either obtaining a contractual purchase commitment from the GSE or confirming a forward-trade commitment for the issuance and purchase of a mortgage-backed security to be secured by the loan. We also oversee a loan servicing portfolio, which totaled approximately $329.7 billion globally at year-end 2021.

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
Property Management Services
We provide property management services on a contractual basis, primarily for owners of and investors in office, industrial and retail properties. These services include marketing, building engineering, lease administration, accounting and financial services. As of December 31, 2021, we managed 2.7 billion square feet of properties globally for property owners/investors. We are compensated for our services through a monthly management fee earned based on either a specified percentage of the monthly rental income, rental receipts generated from the property under management or a fixed fee. We are also often reimbursed for our administrative and payroll costs directly attributable to the properties under management. Our management agreements with our property management services clients may be terminated by either party with notice generally ranging between 30 to 90 days; however, we have developed long-term relationships with many of these clients and the typical contract continues for multiple years. We believe our contractual relationships with these clients put us in an advantageous position to provide other services to them, including leasing, refinancing, disposition and appraisal.
Valuation Services
We provide valuation services that include market-value appraisals, litigation support, discounted cash flow analyses, feasibility studies as well as consulting services such as property condition reports, hotel advisory and environmental consulting. Our valuation business has developed proprietary systems for data management, analysis and valuation report preparation, which we believe provide us with an advantage over our competitors. We believe that our valuation business is one of the largest in the commercial real estate industry. During 2021, we completed over 564,800 valuation, appraisal and advisory assignments, including residential valuations in Asia Pacific.
Global Workplace Solutions
Global Workplace Solutions provides a broad suite of integrated, contractually based outsourcing services to occupiers of real estate, including facilities management and project management. There is also significant cross selling of account-based Advisory services, particularly leasing, property sales and portfolio administration, for Global Workplace Solutions clients.
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
Facilities Management Services
Facilities Management involves the day-to-day management of client-occupied space for traditional office space, such as headquarter buildings, regional offices and administrative offices, as well as facilities serving specialized industries, such as data centers, life science and medical facilities, distribution warehouses, government facilities and retail stores. Contracts for facilities management services are often structured so that we are reimbursed for client-dedicated personnel costs and subcontracted vendor costs as well as associated overhead expenses plus a monthly fee, and in some cases, annual incentives tied to agreed-upon performance targets, with any penalties typically capped. These are referred to as cost-plus contracts. In addition, we have contracts for facilities management services based on fixed-fee unit prices or guaranteed maximum prices. Fixed-fee contracts are typically structured where an agreed-upon scope of work is delivered for a fixed price while guaranteed maximum price contracts are structured with an agreed upon scope of work that will be provided to the client for a not-to-exceed price. We furnish facilities management services to clients with single or multiple-location assets as well as regional, national and global portfolios. As of December 31, 2021, we managed approximately 4.4 billion square feet of facilities on behalf of occupiers.

Our facilities management services are managed across three sub-lines of business – enterprise, local and data center services – by client type. Cost-plus contracts are most common for enterprise customers while fixed-price contracts predominate for local clients.
Project Management Services
Project management services can be provided on a one-off or programmatic basis to owners, investors and occupiers of real estate in local markets. Revenues from project management services generally include fixed management fees, variable fees, lump sum and incentive fees if certain agreed-upon performance targets are met. Revenues from project management may also include reimbursement of payroll and related costs for personnel providing the services and subcontracted vendor costs. In 2021, we were responsible for implementing project management contracts valued at approximately $133.0 billion, excluding Turner & Townsend.
On November 1, 2021 we acquired a 60% ownership interest in Turner & Townsend Holdings Limited, a global professional services company specializing in program management, project management, and cost consulting across the commercial real estate, infrastructure and natural resources sectors. Turner & Townsend complements our existing project management services for clients. Turner & Townsend’s financial results, from the date of acquisition, are consolidated in our Global Workplace Solutions segment.
Real Estate Investments
Real Estate Investments includes: (i)  investment management services provided globally; (ii) development services in the U.S., United Kingdom (U.K.) and Continental Europe; and (iii) legacy flexible office space solutions.
Investment Management Services
Investment management services are conducted through our indirect wholly-owned subsidiary, CBRE Investment Management, LLC (CBRE Investment Management) and its global affiliates. CBRE Investment Management provides investment management services to pension funds, insurance companies, sovereign wealth funds, foundations, endowments and other institutional investors seeking to generate returns and diversification through investment in real assets such as real estate, infrastructure, master limited partnerships and other assets. We sponsor investment programs that span the risk/return spectrum in North America, Europe, Asia and Australia. In some strategies, CBRE Investment Management and its investment teams co-invest with its limited partners. Increasingly, real estate assets we are developing through our development services business are being placed into investment management strategies creating greater operational synergies among the Real Estate Investments businesses.
CBRE Investment Management’s offerings are organized into five primary categories: (1) direct real estate investments through sponsored funds; (2) direct real estate investments through separate accounts; (3) indirect real estate and infrastructure investments through listed securities; (4) indirect real estate, infrastructure and private equity investments through multi-manager investment programs; and (5) credit investments backed by real estate through sponsored funds, separate accounts or pooled strategies.
Assets under management (AUM) totaled $141.9 billion at December 31, 2021 as compared to $122.7 billion at December 31, 2020, an increase of $19.2 billion ($22.6 billion in local currency).
Development Services
Development services are conducted through our indirect wholly-owned subsidiary Trammell Crow Company, LLC, which provides commercial real estate development services in the U.S., U.K., and Continental Europe, and Telford Homes Plc (Telford), a developer of residential multi-family properties in the U.K.

Our development business pursues opportunistic, risk-mitigated development and investment strategies for users of and investors in commercial real estate, as well as for our own account. Our development business is active in industrial, office, residential multi-family/mixed-use projects, life sciences and healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers) and retail properties. We are compensated by our clients on a fee basis with no, or limited, ownership interest in a property; in partnership with our clients through co-investment – either on an individual project basis or through programs with certain strategic capital partners or for our own account with 100% ownership. Development services activity in which Trammell Crow Company has an ownership interest is conducted through subsidiaries that are consolidated or unconsolidated for financial reporting purposes, depending primarily on the extent and nature of our ownership interest.
At December 31, 2021, we had $18.5 billion of development projects in process, and our development pipeline (prospective projects that we estimate have a greater than 50% chance of closing or where land has been acquired and the projected construction start date is more than one year out) totaled $9.3 billion at December 31, 2021.
Legacy Flexible-Space Solution Provider
We operated our former flexible-office-space solutions business, CBRE Hana, LLC (Hana) for the first three months of 2021. In the second quarter of 2021, CBRE increased its ownership interest in Industrious National Management Company LLC (Industrious), which is reported in our Advisory Services segment, to 40%. As part of this transaction, Hana was integrated into Industrious. CBRE retains responsibility for the performance of certain legacy Hana units, the results of which were consolidated into the Real Estate Investments segment in 2021.
Competition
We face competition across our lines of business on a global, multi-national, national, regional and local level. Although we are the largest commercial real estate services firm in the world in terms of 2021 revenue, our relative competitive position varies significantly across geographic markets, property types and services. We face competition from other global, national, regional and local commercial real estate service providers; companies that traditionally competed in limited portions of our facilities management business and have expanded into other outsourcing offerings; in-house corporate real estate departments and property owners/developers that self-perform real estate services; investment banking firms, investment managers and developers that compete with us to raise and place investment capital; accounting/consulting firms that advise on real estate strategies; and providers of flexible office-space solutions that offer space directly to the occupier.
Despite ongoing consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are substantially smaller than we are, some of them are larger on a regional or local-market basis or have a stronger position in a specific market segment or service offering. Among our primary competitors are other large national and global firms, such as Jones Lang LaSalle Incorporated (JLL), Cushman & Wakefield plc, Colliers International Group Inc., Savills plc, and Newmark Group Inc., market-segment specialists, such as Eastdil Secured, Marcus & Millichap, Inc. and Walker & Dunlop, Inc.; firms with business lines that compete with some business lines within our occupier outsourcing business, such as ISS, and Sodexo S.A., firms engaged in project management such as Arcadis and AECOM, and firms that provide flexible office-space solutions, such as WeWork, IWG/Regus/Spaces, and Knotel. These flexible space providers also compete directly with Industrious in which we hold a 40% non-controlling interest.
Seasonality
In a typical year, a significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities have tended to be lowest in the first quarter and highest in the fourth quarter of each year. Revenue, earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end. The ongoing impact of the Covid-19 pandemic may cause seasonality to deviate from historical patterns.

Human Capital
People & Culture
People are at the center of our strategy to deliver measurably superior outcomes for clients, and therefore we place a high priority on attracting, retaining and developing the best talent. Our human capital programs are designed to help prepare our professionals to succeed in their current and future roles, develop our leaders of tomorrow, reward our people with competitive pay and benefits, foster an engaging and inclusive workplace, and improve productivity through investments in technology, tools and resources. At December 31, 2021, we had more than 105,000 employees (excluding Turner & Townsend employees) worldwide, approximately 47% of whose costs are fully reimbursed by clients and are mostly in our Global Workplace Solutions segment and our property management line of business within our Advisory Services segment. At December 31, 2021, approximately 14% of our employees worldwide were subject to collective bargaining agreements. Our global workforce at December 31, 2021 is comprised of approximately 33% female and 67% male employees.
RISE Values
We champion four key values—Respect, Integrity, Service, Excellence—which serve as the foundation upon which our company is built and as a touchstone for how our employees conduct themselves.
Diversity, Equity & Inclusion (DE&I)
CBRE is committed to increasing the diversity of our workforce and strengthening an inclusive culture where everyone is valued and supported in achieving their full potential. These efforts are led by our Chief Responsibility Officer, a senior executive level position reporting directly to our Chief Executive Officer. We have many programs and initiatives focused on driving these outcomes. These include deploying a global unconscious bias training program and enacting a policy that focuses on having a diverse talent pool and a diverse panel to interview prospective candidates. We exceeded our goal, announced in 2020, of spending $1 billion with diverse suppliers in 2021 and are on course to lift that annual spend to $3 billion by 2025. Also, as part of our community impact initiative, announced in 2021, we made significant financial contributions to eight non-profit organizations that are helping to improve education and career development opportunities for people from diverse and disadvantaged communities. We are also committed to stepping up our volunteerism with these organizations in 2022 and beyond. These efforts will help to build the pipeline of diverse talent well into the future. Our employee business resource groups are an essential element of our DE&I activities, facilitating career and professional development and networking opportunities. We publicly report demographics, including diversity data, for our U.S. workforce annually in our Corporate Responsibility Report.
Our policies and practices have earned the company a place in the Human Rights Campaign’s Corporate Equality Index for nine consecutive years and recognition on the Disability Equality Index.
Total Rewards
We provide competitive total rewards programs in all the markets in which we operate, including fixed and variable pay, and comprehensive, company-specific benefits. Additionally, managers may implement flexible work arrangements, such as compressed work weeks and flextime, after considering several factors such as the nature of the employee’s work. We remain committed to providing eligible employees with meaningful and affordable benefits. We provide a variety of programs to support holistic physical and behavioral health, short and long-term financial stability, family planning and emotional resiliency for employees at any stage in their career.
Learning and Development
We prioritize and invest in a multitude of training and development programs that enable employees to build satisfying careers. These include webinars, classroom training, self-paced e-learning, coaching, mentoring and a variety of on-the-job projects. To increase diversity, equity and inclusion awareness and adoption, we also launched a diversity training program in 2020 for all employees globally. As part of this diversity training program, our senior leaders completed an intercultural development inventory self-assessment, attended a 3-hour instructor-led virtual session and developed an inclusive leader personal action plan.

Communication and Engagement
Our success depends on employees understanding how their work contributes to the company’s overall strategy. We use a variety of channels to facilitate two-way communication, including open forums with executives, annual employee engagement surveys, regularly scheduled performance review processes and participation in employee resource groups (e.g. networking groups for African-Americans, Hispanics, Asian Pacific Islander-Americans and military veterans and other groups).
Workplace Safety and Wellbeing
We drive a culture where safety and well-being have a prominent place in virtually every business decision. We insist on high global standards and leadership accountability and strive to continually improve safety and well-being outcomes. We define well-being across five dimensions: occupational, social, environmental, physical, and intellectual. In 2021, we hosted our annual globally coordinated Safety and Wellbeing Week, themed “Connect with Purpose”. We also have the “Be Well” campaign, focused on supporting employee well-being through benefits enhancements, awareness campaigns, podcast series, and engagement programs that received external recognition.
Communities and Giving
We are committed to supporting and adding value to the communities where our employees live and work around the world, as well as in communities where the need is greatest. In 2021, the CBRE Foundation launched fund-raising programs to assist the victims of the earthquake in Haiti and the tornados in the U.S. Midwest. Recently, CBRE and the CBRE Foundation, a non-profit public-benefit corporation, announced a community impact initiative whereby the company donated $7.25 million to non-profit organizations engaged in combating climate change around the world, improving education and career development opportunities for racial minorities and disadvantaged populations, and supporting community betterment initiatives in our global headquarters city of Dallas.

Intellectual Property
We regard our intellectual property as an important part of our business. We hold various trademarks and trade names worldwide, which include the “CBRE,” “Turner & Townsend” and “Telford” marks. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “CBRE” and “Trammell Crow Company” marks. We maintain trademark registrations for the “CBRE,” “Turner & Townsend” and “Telford” service marks in jurisdictions where we conduct significant business.
We hold a license to use the “Trammell Crow Company” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which may be revoked if we fail to satisfy usage and quality control covenants under the license agreement.
In addition to trademarks and trade names, we have acquired and developed proprietary technologies for the provision of complex services and analysis. We have a number of issued and pending patent applications relating to these proprietary technologies. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation. We also offer proprietary research to clients through our CBRE Research and CBRE Econometric Advisors commercial real estate market information and forecasting groups and we offer proprietary investment analysis and structures through our CBRE Investment Management business.
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

Environmental Sustainability
We have developed measurable environmental and sustainability goals for 2035, grounded in science and an assessment of where our operations have the most significant impact on the environment, as well as the areas where we can most effectively mitigate that impact. These include goals to reduce Scope 1 and 2 greenhouse gas emissions 68% from the 2019 base year. Additional information about our approach to corporate social responsibility and to environmental, social and governance (ESG) issues is available on our Corporate Responsibility website (https://www.cbre.com/about-us/corporate-responsibility#overview), including the CBRE Corporate Responsibility Report. The contents of our website and Corporate Responsibility Report are referenced for general information only and are not incorporated in this Annual Report on Form 10-K.
Available Information
Our Annual Report on Form 10-K (Annual Report), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available on the Investor Relations section of our website (https://ir.cbre.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the SEC). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including reports filed by our officers and directors under Section 16(a) of the Exchange Act. All of the information on our Investor Relations website is available to be viewed free of charge. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our website (https://www.cbre.com) contains information concerning us. We routinely use our website as a channel of distribution for our information, including financial and other material information. Information contained on our website is not part of this Annual Report or our other filings with the SEC. We have included the web addresses of the company and the SEC as inactive textual references only. Except as specifically incorporated by reference into this document, information on these websites is not part of this document.

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
Our business is significantly affected by generally prevailing economic conditions in the markets where we operate. Adverse economic conditions, political or regulatory uncertainty and significant public health events can result in declines in real estate sale and leasing volumes and the value of commercial real estate. It may also lead to a decrease in funds invested in commercial real estate assets and development projects. Such developments in turn may reduce our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development or investment management activities. For example, during the onset of the Covid-19 pandemic, commercial real estate markets globally were severely impacted by a sharp decline in economic activity due to the spread of Covid-19, which put downward pressure on certain parts of our business. See “Risks Related to Our Operations—The Covid-19 pandemic has impacted our business operations, and the extent to which it will continue to do so and its impact on our future financial results are uncertain.” below for additional risks related to the Covid-19 pandemic. Our businesses could also suffer from political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty.
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

Disruptions in the credit markets may have a material adverse effect on our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to obtain credit on favorable terms, there may be fewer property leasing, disposition and acquisition transactions. In addition, under such conditions, our investment management and development services businesses may be unable to attract capital or achieve returns sufficient to earn incentive fees and we may also experience losses of co-invested equity capital if any such disruption causes a prolonged decline in the value of investments made.
Our operations are subject to social, political and economic risks in foreign countries as well as foreign currency volatility.
We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. and, as a result, we are subject to risks associated with doing business globally. During the year ended December 31, 2021, approximately 43% of our revenue was transacted in foreign currencies. Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in revenue and earnings as well as the assets under management for our investment management business, which could have a material adverse effect on our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.
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
•responsibility for complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions (e.g., with respect to data protection, privacy regulations, corrupt practices, embargoes, trade sanctions, employment and licensing);
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

Risks Related to Our Operations
The Covid-19 pandemic has impacted our business operations, and the extent to which it will continue to do so and its impact on our future financial results are uncertain.
The emergence of the Covid-19 pandemic initially resulted in a decline in real estate sales, financing, construction and leasing activity, adversely impacting deal volume in our property sales and leasing activity in our Advisory Services segment. There has since been a sharp economic and commercial real estate recovery. However, the pandemic has resulted in changes to the utilization of many types of commercial real estate. For example, the Covid-19 pandemic has accelerated the adoption of hybrid and remote work schemes, which may lead to reduced corporate office space requirements in the future. The Covid-19 pandemic has also fueled increased demand for logistics and distribution facilities. These shifts in commercial utilization may have an adverse effect on portions of our business, while benefiting others. For example, reduced office space requirements could negatively impact office sales and leasing, while higher demand for industrial and logistics properties could benefit industrial sales and leasing. We would expect a similar shift to be reflected in other business lines as well should these structural demand shifts persist. There can be no assurance, however, that any such beneficial demand shifts would be sufficient to substantially mitigate the adverse effects of such shifts on other portions of our business or the negative effects of the Covid-19 pandemic on our business, results of operations, and performance on a consolidated basis.
The extent to which the Covid-19 pandemic will impact our business and financial results in the future will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; the emergence and virulence of new variants, which may cause and impact the severity of additional outbreaks; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; how quickly and to what extent normal economic activity resumes; the availability and effectiveness of vaccines and treatments for Covid-19 globally; the effect on our clients and client demand for our services; our ability to provide our services on a competitive basis, including as a result of travel restrictions, the remote work environment, and staffing changes due to additional financial, family and health burdens that may negatively impact our people’s mental and physical health, engagement and retention; the ability of our clients to pay for our services; the acceleration of secular changes in the use of certain commercial real estate; and any closures of our or our clients’ offices and facilities. The situation continues to change rapidly and additional impacts may arise that we are not aware of currently. To the extent the Covid-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described elsewhere in this Annual Report.
We have numerous local, regional and global competitors across all of our business lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
We compete across a variety of business disciplines within the commercial real estate services and investment industry, including property management, facilities management, project and transaction management, tenant and landlord leasing, capital markets solutions (property sales, commercial mortgage origination and structured finance), flexible space solutions, real estate investment management, valuation, loan servicing, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2021 revenue, our relative competitive position varies significantly across geographies, property types and services and business lines.
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
An important part of the strategy for our investment management business involves co-investing our capital in certain real estate investments with our clients, and there is an inherent risk of loss of our investments. As of December 31, 2021, we had co-invested approximately $232.4 million and had committed $127.1 million to fund future co-investments in our Real Estate Investments segment, approximately $42.6 million of which is expected to be funded during 2022. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is an important part of our investment management line of business, which might suffer if we were unable to make these investments.
Selective investment in real estate projects is critical to our development services business strategy within our Real Estate Investments segment, and there is an inherent risk of loss of our investments. As of December 31, 2021, we were involved as a principal in 26 real estate projects that were consolidated in our financial statements with invested equity of $439.3 million and co-invested with our clients in approximately 125 unconsolidated real estate subsidiaries with invested equity of $219.0 million. We had committed additional capital of $40.7 million to the unconsolidated subsidiaries and of $141.6 million to consolidated projects, as of December 31, 2021.
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
Our continued success is highly dependent upon the efforts of our executive officers and other key employees. While certain of our executive officers and key employees are subject to long-term compensatory arrangements, there can be no assurance that we will be able to retain all key members of our senior management. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to materially suffer. Competition for employee talent is intense and increasing and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified personnel in all areas of our business. If we were to experience significant employee attrition or turnover, it could lead to increased recruitment and training costs as well as operating inefficiencies that could adversely impact our results of operation. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase, which could negatively impact our profitability, or result in our inability to attract or retain such personnel to the same extent that we have in the past. Any significant decline in, or failure to grow, our stock price may result in an increased risk of loss of these key personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited, and our business and operating results could materially suffer.
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
We have more than 105,000 employees (excluding Turner & Townsend employees) as well as independent contractors working in over 100 countries. We have undertaken to implement what we believe to be best practices to safeguard the health, safety and security of our employees, independent contractors, clients and others at our worksites. However, if these policies, procedures and programs are not adequate, or employees do not receive related adequate training or follow them for any reason, the consequences may be severe to us, including serious injury or loss of life, which could impair our operations and cause us to incur significant legal liability or fines as well as reputational damage. Our insurance may not cover, or may be insufficient to cover, any legal liability or fines that we incur for health, safety or security incidents.
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
Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions as a result of political instability, public health crises, attacks on our information technology systems, terrorist attacks, interruptions or delays in services from third-party data center hosting facilities or cloud computing platform providers, employee errors or malfeasance, building defects, utility outages, the effects of climate change and natural disasters such as fires, earthquakes, floods and hurricanes. The infrastructure disruptions we may experience as a result of such events could also disrupt our ability to manage real estate for clients or may adversely affect the value of our real estate investments in our investment management and development services businesses.
The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by people daily. We also manage the critical facilities (including data centers) that our clients rely on to serve the public and their customers, where unplanned downtime could potentially disrupt other parts of their businesses or society. As a result, fires, earthquakes, floods, hurricanes, other natural disasters, building defects, terrorist attacks, mass shootings or infrastructure disruptions can result in significant loss of life or injury, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.
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
As of December 31, 2021, our total debt, excluding notes payable on real estate (which are generally non-recourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was $1.6 billion. For the year ended December 31, 2021, our interest expense was $68.3 million.
Our debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:
•plan for or react to market conditions;
•meet capital needs or otherwise restrict our activities or business plans; and
•finance ongoing operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest, including:
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
Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems or our infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyberattacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. With respect to cyberattacks and viruses, these pose growing threats to many companies, and we have been a target and may continue to be a target of such threats, which could expose us to liability, reputational harm and significant remediation costs and cause material harm to our business and financial results. In addition, the operation and maintenance of these systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays and loss, corruption or exposure of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, contractors and vendors, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, while we have certain business interruption and cyber insurance coverage and various contractual arrangements that can serve to mitigate costs, damages and liabilities, any such event could result in substantial recovery and remediation costs and liability to customers, business partners and other third parties. We have crises management, business continuity and disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data centers and third-party cloud hosting providers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially adversely affected.
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
We are subject to numerous laws and regulations designed to protect sensitive information, such as the European Union’s General Data Protection Regulation, China’s Cyber Security Laws, various U.S. federal and state laws governing the protection of health or other personally identifiable information, including the California Consumer Privacy Act, and data privacy and cybersecurity laws in other regions. These laws and regulations are increasing in severity, complexity and number, change frequently, and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us.
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
Legal and Regulatory Related Risks
We are subject to various litigation and regulatory risks and may face financial liabilities and/or damage to our reputation as a result of litigation or regulatory investigations or proceedings.
Our businesses are exposed to various litigation and regulatory risks, especially within our valuations business. Although we maintain insurance coverage for most of this risk, insurance coverage is unavailable at commercially reasonable pricing for certain types of exposures. Additionally, our insurance policies may not cover us in the event of grossly negligent or intentionally wrongful conduct. Accordingly, an adverse result in a litigation against us, or a lawsuit that results in a substantial legal liability for us (and particularly a lawsuit that is not insured), could have a disproportionate and material adverse effect on our business, financial condition and results of operations. Furthermore, an adverse result in regulatory proceedings, if applicable, could result in fines or other liabilities or adversely impact our operations. Prolonged or complex investigations, even if they do not result in regulatory or other proceedings or adverse findings, may result in significant costs that may not be covered by insurance and in diversion of employee resources. In addition, we depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, or the announcement of a regulatory investigation involving us, irrespective of the ultimate outcome of that allegation or investigation, may harm our professional reputation and as such materially damage our business and its prospects.
Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, or make incorrect determinations in complex tax regimes, we may incur material financial penalties.
We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us and our employees to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we and our employees fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. A number of our services, including the services provided by our indirect wholly-owned subsidiaries, CBRE Capital Markets and CBRE Investment Management, are subject to regulation by the SEC, Financial Industry Regulatory Authority (FINRA), or other self-regulatory organizations and state securities regulators and compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.
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
Exposure to additional tax liabilities and changes in tax laws and regulations or could adversely affect our financial results.
We operate in many jurisdictions with complex and varied tax regimes and are subject to different forms of taxation resulting in a variable effective tax rate. Due to the different tax laws in the many jurisdictions where we operate, we are often required to make subjective determinations. The tax authorities in the various jurisdictions where we carry on business may not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in disputes and, ultimately, in the payment of additional funds to the government authorities in the jurisdictions where we carry on business, which could have an adverse effect on our results of operations. In addition, changes in tax rules or the outcome of tax assessments and audits could have an adverse effect on our results in any particular quarter.
In addition, changes in tax laws or regulations, including developments arising from proposed U.S. tax legislation, the final form of which is uncertain and multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), increase tax uncertainty and could impact the company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes to and the potential interdependency of the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on the company’s results of operations.
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
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. As disclosed in Part II, Item 9A, during the fourth quarter of 2019, management identified several material weaknesses in internal control related to our Global Workplace Solutions segment in the Europe, Middle East & Africa region, or GWS EMEA. We made significant progress during the prior and the current fiscal year and remediated certain material weaknesses. Even though a material misstatement was not identified in the GWS EMEA financial statements, it was determined that there was a reasonable possibility that a material misstatement in the GWS EMEA revenue & receivables, and journal entries would not have been prevented or detected on a timely basis and, therefore, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we are unable to remediate the material weaknesses in a timely manner, or are otherwise unable to maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, incur incremental compliance costs, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our stock price and our ability to obtain new business could be materially adversely affected.
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
Risks Related to our Investments
We have equity investments in certain companies that we do not control, which subject us to risks related to their respective businesses.
As of December 31, 2021, we had $1.2 billion invested in unconsolidated subsidiaries that were accounted for under the cost method of accounting, equity method or fair value. This included $368 million associated with our investment in Altus Power, Inc., which merged with a SPAC that we sponsored. These investments are subject to risks related to the businesses in which we invest, which may be different than the risks inherent in our own business. Factors beyond our control can significantly influence the value of these investments and may cause their fair value to decrease or adversely impact our ability to recognize a gain on such investments. These factors include decisions made by management or controlling stockholders of such businesses, who may have interests different than those of CBRE, and instability in the capital markets. Any of these factors, among others, could cause realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations. In the future, we may acquire more equity investments that are not consolidated and may sponsor additional SPACs, which could increase our exposure to the risks described above.

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
•our ability to retain, attract and incentivize key personnel;
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
•our ability to comply with laws and regulations related to our global operations, including real estate licensure, tax, labor and employment laws and regulations, as well as data privacy and protection regulations, and the anti-corruption laws and trade sanctions of the U.S. and other countries;
•changes in applicable tax or accounting requirements;
•any inability for us to implement and maintain effective internal controls over financial reporting;
•the effect of implementation of new accounting rules and standards or the impairment of our goodwill and intangible assets;
•the performance of our equity investments in companies we do not control; and
•the other factors described elsewhere in this Annual Report, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” or as described in the other documents and reports we file with the SEC.

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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2021, we occupied offices, excluding affiliates, in the following geographical regions:

	Sales Offices(1)	Corporate Offices	Total
Americas	243	1	244
Europe, Middle East and Africa (EMEA)	227	1	228
Asia Pacific	116	1	117
Total	586	3	589
_______________
(1)Includes 99 offices acquired as part of Turner & Townsend, including 21 in the Americas, 46, in EMEA, and 32 offices in APAC regions.
Some of our offices house employees from more than one of our business segments (i.e. an office might house employees from all three of our business segments). As such, we have provided the above office totals by geographic region rather than by business segment in order to avoid double counting or triple counting our offices.
We do not own any material real property and generally lease our office space and believe it is adequate for our current needs. The most significant terms of the leasing arrangements for our offices are the length of the lease and rent. Our leases have terms varying in duration. The rent payable under our office leases varies significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic areas. Our management believes that no single office lease is material to our business, results of operations or financial condition. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.
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
As of February 17, 2022, there were 48 stockholders of record of our Class A common stock.
Dividend Policy
We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, acquisition or other opportunities to invest capital, results of operations, capital requirements and other factors that the board of directors deems relevant.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Open market share repurchase activity during the three months ended December 31, 2021 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	$—	—
November 1, 2021 - November 30, 2021	478,318	102.29	478,318
December 1, 2021 - December 31, 2021	1,319,255	102.88	1,319,255
	1,797,573	$102.72	1,797,573	$1,977,088
_______________
(1)During 2019, our board of directors authorized a program for the company to repurchase up to $500.0 million of our Class A common stock over three years. In November 2021, our board of directors authorized a new program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021, bringing the total authorized amount under both programs to a total of $2.5 billion. During the fourth quarter of 2021, we repurchased $184.6 million of our common stock under these programs. The remaining $1.98 billion in the table represents the amount available to repurchase shares under the authorized repurchase programs as of December 31, 2021.
Our stock repurchase programs do not obligate us to acquire any specific number of shares. Under these programs, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase programs to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2021. All outstanding awards relate to our Class A common stock.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a )	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ( b )	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a )) ( c )
Equity compensation plans approved by security holders (1)	9,584,956	$—	3,435,020
Equity compensation plans not approved by security holders	—	—	—
Total	9,584,956	$—	3,435,020
_______________
(1)Consists of restricted stock units (RSUs) issued under our 2019 Equity Incentive Plan (the 2019 Plan), our 2017 Equity Incentive Plan (the 2017 Plan) and our 2012 Equity Incentive Plan (the2012 Plan). Our 2012 Plan terminated in May 2017 in connection with the adoption of the 2017 Plan. Our 2017 Plan terminated in May 2019 in connection with the adoption of the 2019 Plan. We cannot issue any further awards under both the 2012 Plan and the 2017 Plan.
In addition:
•The figures in the foregoing table include:
◦5,978,890 RSUs that are performance vesting in nature, with the figures in the table reflecting the maximum number of RSUs that may be issued if all performance-based targets are satisfied and
◦3,606,066 RSUs that are time vesting in nature.
Stock Performance Graph
The graph below matches the 5 Year Cumulative Total Return of holders of CBRE Group, Inc.’s common stock with the cumulative total returns of the S&P 500 Index and a customized peer group of nine companies that includes: JLL, a global commercial real estate services company publicly traded in the U.S., as well as the following companies that have significant commercial real estate or real estate capital markets businesses within the U.S. or globally, that in each case are publicly traded in the U.S. or abroad: Colliers International Group Inc., Cushman & Wakefield plc, ISS A/S, Marcus & Millichap, Inc., Newmark Group Inc., Savills plc, Sodexo S.A., and Walker & Dunlop, Inc. These companies are or include divisions with business lines reasonably comparable to some or all of ours, and which represent our current primary competitors.

The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021. Our stock price performance shown in the graph below is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
AMONG CBRE GROUP, INC., THE S&P 500 INDEX (2),
AND PEER GROUP (3)

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/17
12/18
12/19
12/20
12/21
CBRE Group, Inc.
S&P 500
Peer Group

	12/31/16	12/17	12/18	12/19	12/20	12/21
CBRE Group, Inc.	$100.00	$137.54	$127.15	$194.63	$199.17	$344.59
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	127.30	94.64	133.83	108.67	158.17
_______________
(1)$100 invested on December 31, 2016 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
(2)Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.
(3)Peer group contains companies with the following ticker symbols: JLL, CIGI, CWK, ISS, MMI, NMRK, SVS.L (London), EXHO.PA and WD.
This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Discussion regarding our financial condition and results of operations for the year ended December 31, 2019 and comparisons between the years ended December 31, 2020 and 2019 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report filed with the SEC on February 24, 2021.
Overview
We are the world’s largest commercial real estate services and investment firm, based on 2021 revenue, with leading global market positions in our leasing, property sales, occupier outsourcing and valuation businesses. As of December 31, 2021, the company has more than 105,000 employees (excluding Turner & Townsend employees) serving clients in more than 100 countries.
We provide services to real estate investors and occupiers. For investors, our services include capital markets (property sales, mortgage origination, sales and servicing), property leasing, investment management, property management, valuation and development services, among others. For occupiers, our services include facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (U.S. development); “Telford Homes” (U.K. development); and “Turner & Townsend Holdings Limited”. During 2020, CBRE sponsored a special purpose acquisition company, or SPAC, CBRE Acquisition Holdings, Inc., which merged with and into Altus Power, Inc., a leading provider of solar energy for commercial and industrial properties. Altus Power Inc. (Altus) began trading on the New York Stock Exchange (NYSE) on December 10, 2021 under the ticker symbol “AMPS.”
We generate revenue from both stable, recurring (large multi-year portfolio and per project contracts) and more cyclical, non-recurring sources, including commissions on transactions. Our revenue mix has become heavily weighted towards stable revenue sources, particularly occupier outsourcing, with our dependence on highly cyclical property sales and lease transaction revenue declining markedly. We believe we are well-positioned to capture a substantial and growing share of market opportunities at a time when investors and occupiers increasingly prefer to purchase integrated, account-based services on a national and global basis.
In 2021, we generated revenue from a highly diversified base of clients, including more than 93 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2021 we were ranked #122 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 21 years in a row (including 2021). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for eight consecutive years (including 2021, the most recent year the award has been announced), and included in the Dow Jones World Sustainability Index for three years in a row and the Bloomberg Gender-Equality Index for three years in a row.
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
Business Combinations, Goodwill and Other Intangible Assets
Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. Deferred consideration arrangements granted in connection with a business combination are evaluated to determine whether all or a portion is, in substance, additional purchase price or compensation for services. Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. In determining the fair values of assets and liabilities acquired in a business combination, we use a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less costs to dispose. We are responsible for determining the valuation of assets and liabilities and for the allocation of purchase price to assets acquired and liabilities assumed.
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
We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment at least annually, or more often if circumstances or events indicate a change in the impairment status, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other” (Topic 350). We have the option to perform a qualitative assessment with respect to any of our reporting units to determine whether a quantitative impairment test is needed. We are permitted to assess based on qualitative factors whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conduct a quantitative goodwill impairment test. If not, we do not need to apply the quantitative test. The qualitative test is elective and we can go directly to the quantitative test rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors. When performing a quantitative test, we use a discounted cash flow approach to estimate the fair value of our reporting units. Management’s judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.
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
Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2021 and 2020 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.
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
The SEC issued Release No. 33-10890 “Management’s Discussion and Analysis, Selected Financial Data, Supplementary Financial Information” which became fully effective on August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the requirement for Selected Financial Data was eliminated, the requirement to disclose Supplementary Financial Information was streamlined, and certain elements of required MD&A disclosures were amended. These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for registrants.
With our adoption of this release, we have applied the required amendments where applicable to form 10-K for the year ended December 31, 2021.
Seasonality
In a typical year, a significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities have tended to be lowest in the first quarter and highest in the fourth quarter of each year. Revenue, earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end. The ongoing impact of the Covid-19 pandemic may cause seasonality to deviate from historical patterns.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by commercial real estate market supply and demand, which may be affected by inflation. For example, input costs for construction materials in our development business have increased as a result of inflation related to supply chain issues and worker shortages, respectively. However, these increases have been more than offset by rising property values. We believe that our business has significant inherent protections against inflation, and to date, general inflation has not had a material impact upon our operations. The company continues to monitor inflation, potential monetary policy changes in response to high inflation and potentially adverse effects to our business from either higher inflation or interest rates, or both.

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
Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects on our operating margins of difficult market conditions, such as the environment that prevailed in the early months of the Covid-19 pandemic, are partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, like during the current Covid-19 pandemic, we have moved decisively to lower operating expenses to improve financial performance. Additionally, our contractual revenue has increased primarily as a result of growth in our outsourcing business, and we believe this contractual revenue should help offset the negative impacts that macroeconomic deterioration could have on other parts of our business. We also believe that we have significantly improved the resiliency of our business through a four-dimension diversification strategy that expanded the business strategically across asset types, clients, geographies and lines of business. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our consolidated operations and financial condition.
Effects of Acquisitions and Investments
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. On November 1, 2021, we acquired a 60% controlling ownership interest in Turner & Townsend Holdings Limited (Turner & Townsend). We believe that this partnership will help us advance our diversification strategy across four dimensions including asset types, lines of business, clients, and geographies. Turner & Townsend is a leading professional services company specializing in program management, project management, cost and commercial management and advisory services across the real estate, infrastructure and natural resources sectors, and is consolidated and reported in our Global Workplace Solutions segment. Turner & Townsend was acquired for £960.0 million, or $1.3 billion along with the acquisition of $44.0 million (£32.2 million) in cash. The Turner & Townsend Acquisition was funded with cash on hand and gross deferred purchase consideration of $591.2 million (£432.0 million).
Strategic in-fill acquisitions have also played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest. In early 2022, we acquired a Spanish project management company.
During 2021, we completed eight in-fill acquisitions: a U.S. firm that provides construction and project management services, a professional service advisory firm in Australia, a U.S. firm focused on investment banking and investment sales in the global gaming real estate market, a leading facilities management firm in the Netherlands, a workplace interior design and project management company in Singapore, a property management firm in France, a residential brokerage in the Netherlands, and an occupancy management company based in the U.S.
During 2020, we completed six in-fill acquisitions: leading local facilities management firms in Spain and Italy, a U.S. firm that helps companies reduce telecommunications costs, a technology-focused project management firm based in Florida, a firm specializing in performing real estate valuations in South Korea, and a facilities management and technical maintenance firm in Australia.

Also, during 2021, we made an incremental investment in Industrious, a leading provider of premium flexible workplace solutions in the U.S., bringing its current non-controlling ownership stake to 40%. As part of this investment, we contributed Hana, our legacy flexible office space business, into Industrious. During the fourth quarter of 2021, our company-sponsored SPAC merged with and into Altus Power, Inc. Our investment in common shares of Altus and related interests were approximately $368 million at December 31, 2021.
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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2021, we have accrued deferred purchase and contingent considerations totaling $630.1 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

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
Our businesses could suffer from the effects of public health crises (such as the ongoing Covid-19 pandemic), political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty.
During the year ended December 31, 2021, approximately 43% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Year Ended December 31,
	2021		2020
United States dollar	$15,700,279	56.6%	$13,472,013	56.5%
British pound sterling	3,617,504	13.0%	3,083,810	13.0%
euro	2,840,203	10.2%	2,612,421	11.0%
Canadian dollar	1,068,838	3.9%	788,497	3.3%
Australian dollar	613,847	2.2%	417,060	1.8%
Chinese yuan	475,185	1.7%	387,099	1.6%
Indian rupee	454,859	1.6%	469,977	2.0%
Swiss franc	391,062	1.4%	334,558	1.4%
Japanese yen	373,828	1.3%	341,447	1.4%
Singapore dollar	309,376	1.1%	259,721	1.1%
Other currencies (1)	1,901,055	7.0%	1,659,592	6.9%
Total revenue	$27,746,036	100.0%	$23,826,195	100.0%
_______________
(1)Approximately 48 currencies comprise 7.0% of our revenue for the year ended December 31, 2021, and approximately 40 currencies comprise 6.9% of our revenue for the year ended December 31, 2020.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the year ended December 31, 2021, the net impact would have been an increase in pre-tax income of $8.3 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the year ended December 31, 2021, the net impact would have been an increase in pre-tax income of $18.1 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021		2020 (1)
Revenue:
Net revenue:
Facilities management	$4,872,230	17.6%	$4,489,972	18.9%
Property management	1,691,948	6.1%	1,618,565	6.8%
Project management	1,537,215	5.5%	1,322,267	5.5%
Valuation	733,523	2.6%	614,158	2.6%
Loan servicing	305,736	1.1%	239,596	1.0%
Advisory leasing	3,306,548	11.9%	2,460,392	10.3%
Capital markets:
Advisory sales	2,789,573	10.1%	1,663,959	7.0%
Commercial mortgage origination	701,368	2.5%	577,864	2.4%
Investment management	556,154	2.0%	474,939	2.0%
Development services	535,562	1.9%	356,591	1.4%
Corporate, other and eliminations	(20,356)	0.0%	(27,930)	(0.1)%
Total net revenue	17,009,501	61.3%	13,790,373	57.9%
Pass through costs also recognized as revenue	10,736,535	38.7%	10,035,822	42.1%
Total revenue	27,746,036	100.0%	23,826,195	100.0%
Costs and expenses:
Cost of revenue	21,579,507	77.8%	19,047,620	79.9%
Operating, administrative and other	4,074,184	14.7%	3,306,205	13.9%
Depreciation and amortization	525,871	1.9%	501,728	2.1%
Asset impairments	—	0.0%	88,676	0.4%
Total costs and expenses	26,179,562	94.4%	22,944,229	96.3%
Gain on disposition of real estate	70,993	0.3%	87,793	0.4%
Operating income	1,637,467	5.9%	969,759	4.1%
Equity income from unconsolidated subsidiaries	618,697	2.2%	126,161	0.5%
Other income	203,609	0.7%	17,394	0.1%
Interest expense, net of interest income	50,352	0.2%	67,753	0.3%
Write-off of financing costs on extinguished debt	—	0.0%	75,592	0.3%
Income before provision for income taxes	2,409,421	8.7%	969,969	4.1%
Provision for income taxes	567,506	2.0%	214,101	0.9%
Net income	1,841,915	6.6%	755,868	3.2%
Less: Net income attributable to non-controlling interests	5,341	0.0%	3,879	0.0%
Net income attributable to CBRE Group, Inc.	1,836,574	6.6%	751,989	3.2%

Consolidated Adjusted EBITDA (2)	$3,074,412	11.1%	$1,896,264	8.0%

Adjusted EBITDA attributable to non-controlling interests (2)	$13,435		$3,879
Adjusted EBITDA attributable to CBRE Group, Inc. (2)	$3,060,977		$1,892,385
_______________________________
(1)See discussion in segment operations for organization changes effective January 1, 2021. Prior period results have been recast to conform with these changes.
(2)In conjunction with the acquisition of a 60% interest in Turner & Townsend in the fourth quarter of 2021, we modified our definition of Consolidated Adjusted EBITDA and Segment Operating Profit (SOP) to be inclusive of net income attributable to non-controlling interests and have recast prior periods to conform to this definition. The attribution of Adjusted EBITDA and SOP to non-controlling interests for prior periods was deemed to be materially the same as net income attributable to non-controlling interests in such periods.

Net revenue and consolidated adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected costs and charges that may obscure the underlying performance of our business and related trends. Because not all companies use identical calculations, our presentation of net revenue and consolidated adjusted EBITDA may not be comparable to similarly titled measures of other companies.
Net revenue is gross revenue less costs largely associated with subcontracted vendor work performed for clients and generally has no margin. Prior to 2021, the company utilized fee revenue to analyze the overall financial performance. Fee revenue excluded additional reimbursed costs, primarily related to employees dedicated to clients, some of which included minimal margin.
We use consolidated adjusted EBITDA as an indicator of consolidated financial performance. It represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, costs associated with workforce optimization, transformation initiatives and integration and other costs related to acquisitions. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
Consolidated adjusted EBITDA is not intended to be a measure of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. This measure may also differ from the amounts calculated under similarly titled definitions in our credit facilities and debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt. We also use consolidated adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

Consolidated adjusted EBITDA is calculated as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Net income attributable to CBRE Group, Inc.	$1,836,574	$751,989
Net income attributable to non-controlling interests	5,341	3,879
Net income	1,841,915	755,868
Add:
Depreciation and amortization	525,871	501,728
Asset impairments	—	88,676
Interest expense, net of interest income	50,352	67,753
Write-off of financing costs on extinguished debt	—	75,592
Provision for income taxes	567,506	214,101
Costs associated with transformation initiatives (1)	—	155,148
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	49,941	(22,912)
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(5,725)	11,598
Costs incurred related to legal entity restructuring	—	9,362
Integration and other costs related to acquisitions	44,552	1,756
Costs associated with workforce optimization efforts (2)	—	37,594
Consolidated Adjusted EBITDA	$3,074,412	$1,896,264
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
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
We reported consolidated net income of $1.8 billion for the year ended December 31, 2021 on revenue of $27.7 billion as compared to consolidated net income of $752.0 million on revenue of $23.8 billion for the year ended December 31, 2020.
Our revenue on a consolidated basis for the year ended December 31, 2021 increased by $3.9 billion, or 16.5%, as compared to the year ended December 31, 2020. Overall revenue generated by the Advisory Services segment increased by 32.7%, primarily due to a notable rebound in sales and lease revenue as we continue to recover from the impacts of the pandemic across our major markets. The increase was also due to an uptick in revenue from our commercial mortgage origination and loan servicing line of business primarily driven by an active private lending market. Revenue generated by our Global Workplace Solutions segment increased 8.2% as compared to 2020 led by growth in our facilities management line of business, driven by its contractual nature, and also in the project management space supported by Turner & Townsend which contributed approximately $194.0 million in total revenue. Our Asset Under Management (AUM) portfolio grew substantially during the year contributing to an increase in asset management fees in our Real Estate Investments segment. Revenue generated from sales in our development service line of business increased dramatically this year as we continue to recover from market activity that was generally suppressed due to the pandemic last year. Foreign currency translation had a 2.0% positive impact on total revenue during the year ended December 31, 2021, primarily driven by strength in the Canadian dollar, British pound sterling and euro, partially offset by weakness in the Argentine peso and Brazilian real.
Our cost of revenue on a consolidated basis increased by $2.5 billion, or 13.3%, during the year ended December 31, 2021 as compared to the same period in 2020. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities management and project management business and higher costs associated with our Advisory Services segment primarily due to significant growth in our sales and leasing business. Foreign currency translation had a 2.0% negative impact on total cost of revenue during the year ended December 31, 2021. Cost of revenue as a percentage of revenue decreased from 79.9% for the year ended December 31, 2020 to 77.8% for the year ended December 31, 2021. This was primarily driven by an increase in the Real Estate Investment segment investment management fees due to growth in AUM that does not have an associated cost of revenue as well as a shift in the overall composition of revenue with Advisory Services contributing more to current year revenue than it did last year.
Our operating, administrative and other expenses on a consolidated basis increased by $768.0 million, or 23.2%, during the year ended December 31, 2021 as compared to the same period in 2020. Operating expenses as a percentage of revenue increased from 13.9% for the year ended December 31, 2020 to 14.7% for the year ended December 31, 2021. The increase was primarily due to higher integration and other acquisition costs (primarily due to the Turner & Townsend Acquisition), higher expenses associated with maintenance of our operational infrastructure, and an increase in overall compensation expense, including support staff compensation and related benefits, overall bonus accrual, and stock compensation expense which are primarily tied to significant improvement in the business performance for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This was partially offset by lower expenses associated with bad debt write off and associated provision expenses. Foreign currency translation also had a 2.1% negative impact on total operating expenses during the year ended December 31, 2021.
Our depreciation and amortization expense on a consolidated basis increased by $24.1 million, or 4.8%, during the year ended December 31, 2021 as compared to the same period in 2020. This increase was primarily attributable to accelerated amortization of mortgage servicing rights due to early loan payoffs in our loan servicing business line. In addition, we recorded approximately $19.7 million in depreciation and amortization expense primarily related to definite-lived intangibles identified as part of the Turner & Townsend Acquisition.
We did not record any asset impairments during the year ended December 31, 2021. Our asset impairments on a consolidated basis totaled $88.7 million during the year ended December 31, 2020 and consisted of a $50.2 million of non-cash asset impairment charges in our Global Workplace Solutions segment, a non-cash goodwill impairment charge of $25.0 million and non-cash asset impairment charges of $13.5 million in our Real Estate Investments segment. These impairments were recorded primarily due to triggering events associated with Covid-19.
Our gain on disposition of real estate on a consolidated basis decreased by $16.8 million, or 19.1%, during the year ended December 31, 2021 as compared to the same period in 2020. These gains resulted from decreased activity related to property sales on consolidated deals within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $492.5 million, or 390.4%, during the year ended December 31, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with property sales reported in our Real Estate Investments segment, our positive fair value adjustment related to our investment in Industrious and higher equity earnings associated with certain non-controlling equity investments reported in our Corporate and other segment.
Our other income on a consolidated basis was $203.6 million for the year ended December 31, 2021 versus $17.4 million for the same period in the prior year. The increase was primarily due to a non-cash gain of $187.5 million that was recorded as part of the deconsolidation of CBRE Acquisition Holdings upon its merger with and into Altus Power, Inc. at which point we recorded our equity investment and related interests in Altus at fair value.
Our consolidated interest expense, net of interest income, decreased by $17.4 million, or 25.7%, for the year ended December 31, 2021 as compared to the same period in 2020. This decrease was primarily due to interest expense associated with the 5.25% senior note which was fully paid off in December 31, 2020, and offset by interest expense associated with a favorable term 2.500% senior note issued in March 2021.
We did not incur any write-off of financing costs on extinguished debt on a consolidated basis for the year ended December 31, 2021 as compared to $75.6 million for the year ended December 31, 2020. The costs for the year ended December 31, 2020 included a $73.6 million premium paid and the write-off of $2.0 million of unamortized premium and debt issuance costs in connection with the redemption, in full, of the $425.0 million aggregate outstanding principal amount of our 5.25% senior notes.
Our provision for income taxes on a consolidated basis was $567.5 million for the year ended December 31, 2021 as compared to $214.1 million for the same period in 2020. Our effective tax rate increased from 22.0% for the year ended December 31, 2020 to 23.6% for the year ended December 31, 2021. The increase is primarily due to an increase in the provision for state income taxes, net of federal benefit, and a decrease of tax credits in 2021.

Segment Operations
We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. For additional information on our segments, see Note 19 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021		2020
Revenue:
Net revenue:
Property management	$1,691,948	17.7%	$1,618,565	22.4%
Valuation	733,523	7.7%	614,158	8.5%
Loan servicing	305,736	3.2%	239,596	3.3%
Advisory leasing	3,306,548	34.5%	2,460,392	34.1%
Capital markets:
Advisory sales	2,789,573	29.1%	1,663,959	23.1%
Commercial mortgage origination	701,368	7.3%	577,864	8.0%
Total segment net revenue	9,528,696	99.5%	7,174,534	99.4%
Pass through costs also recognized as revenue	47,063	0.5%	40,028	0.6%
Total segment revenue	9,575,759	100.0%	7,214,562	100.0%
Costs and expenses:
Cost of revenue	5,642,202	58.9%	4,313,550	59.9%
Operating, administrative and other	1,886,308	19.7%	1,669,761	23.1%
Depreciation and amortization	311,397	3.3%	311,445	4.3%
Operating income	1,735,852	18.1%	919,806	12.7%
Equity income from unconsolidated subsidiaries	24,778	0.3%	4,526	0.1%
Other (loss) income	(8,800)	(0.1)%	3,937	0.1%
Add-back: Depreciation and amortization	311,397	3.3%	311,445	4.3%
Adjustments:
Costs associated with transformation initiatives (1)	—	0.0%	95,453	1.3%
Costs associated with workforce optimization efforts (2)	—	0.0%	12,659	0.2%
Segment operating profit and segment operating profit on revenue margin	$2,063,227	21.5%	$1,347,826	18.7%
Segment operating profit on net revenue margin		21.7%		18.8%

Segment operating profit attributable to non-controlling interests	$1,913		$858
Segment operating profit attributable to CBRE Group, Inc.	$2,061,314		$1,346,968
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
(2)Primarily represents costs incurred related to workforce optimization initiated and executed in the second quarter of 2020 as part of management’s cost containment efforts in response to the Covid-19 pandemic. The charges are cash expenditures primarily for severance costs incurred related to this effort. Of the total costs, $6.3 million was included within the “Cost of revenue” line item and $6.4 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for the year ended December 31, 2020.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue increased by $2.4 billion, or 32.7%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The revenue increase consisted of following - leasing revenue increased 34.4%, sales revenue increased 67.6%, commercial mortgage origination and loan servicing income increased an average of 24.5%, and valuation revenue increased 19.4%. Sales and lease revenue grew across all geographies with a dramatic increase in sales revenue in the Americas which was up 79.6% as compared to the prior year. Growth in industrial leasing and continued recovery in demand for office space were key contributors to the increase in leasing revenue. Industrial and multifamily sales, particularly in the US, have increased as capital inflows continue. Our loan servicing portfolio grew 23% as compared to last year resulting in an elevated loan servicing income. In addition, we recorded higher mortgage origination revenue as we experienced a robust increase in mortgage volume led by private lending. Valuation revenue was up during the year, primarily due to increased activities in the Americas and the Asia Pacific regions, due to ongoing improvement in the market conditions and higher average fees fueled by demand. Foreign currency translation had a 1.9% positive impact on total revenue during the year ended December 31, 2021, primarily driven by strength in British pound sterling, euro and Canadian dollar, partially offset by weakness in the Argentine peso and Brazilian real.
Cost of revenue increased by $1.3 billion, or 30.8%, for the year ended December 31, 2021 as compared to the same period in 2020, primarily due to increased commission expense resulting from higher sales and leasing revenue and increased professional compensation to support the growth in the business. Additionally, we recorded $39.3 million in employee separation benefits as cost of revenue as part of the workforce optimization and transformation initiatives during 2020. Foreign currency translation had a 2.0% negative impact on total cost of revenue during the year ended December 31, 2021. Cost of revenue as a percentage of revenue decreased to 58.9% for the year ended December 31, 2021 versus 59.9% for the same period in 2020.
Operating, administrative and other expenses increased by $216.5 million, or 13.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily due to higher overall compensation expense primarily influenced by solid segment performance this year as compared to last year. This includes higher bonus expense, stock compensation expense and other incentive compensation expense. In addition, salaries and related benefits for the support staff was up this year to sustain the growth in the business. This was partially offset by lower occupancy expense and severance expense that were significant last year as part of the company’s transformation initiatives and workspace rationalization measures. There was also an increase in consulting expense as we hired third party service providers to assist us with transition of certain back office processes to our shared service centers which is expected to drive future efficiencies. Foreign currency translation had a 2.0% negative impact on total operating expenses during the year ended December 31, 2021.
For the year ended December 31, 2021, mortgage servicing rights (MSRs) contributed to operating income $185.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $172.3 million of amortization of related intangible assets. For the year ended December 31, 2020, MSRs contributed $207.8 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $134.3 million of amortization of related intangible assets. The increase in amortization of MSRs was primarily due to accelerated amortization related to early payoff of underlying loans during the year.
Equity income from unconsolidated subsidiaries was up $20.3 million primarily driven by a positive fair value mark up on equity investments. Other income (loss) decreased by $12.7 million during the current year. This loss was primarily due to negative valuation adjustment recorded on a revolving facility extended to an unconsolidated subsidiary.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021		2020
Revenue:
Net revenue:
Facilities management	$4,872,230	28.5%	$4,489,972	28.4%
Project management	1,537,215	9.0%	1,322,267	8.4%
Total segment net revenue	6,409,445	37.5%	5,812,239	36.8%
Pass through costs also recognized as revenue	10,689,472	62.5%	9,995,794	63.2%
Total segment revenue	17,098,917	100.0%	15,808,033	100.0%
Costs and expenses:
Cost of revenue	15,601,137	91.2%	14,581,908	92.3%
Operating, administrative and other	839,117	4.9%	695,179	4.4%
Depreciation and amortization	158,757	0.9%	134,383	0.9%
Asset impairments	—	0.0%	50,171	0.3%
Operating income	499,906	3.0%	346,392	2.1%
Equity income from unconsolidated subsidiaries	1,720	0.0%	90	0.0%
Other income	3,104	0.1%	1,197	0.0%
Add-back: Depreciation and amortization	158,757	0.9%	134,383	0.9%
Add-back: Asset impairments	—	0.0%	50,171	0.3%
Adjustments:
Integration and other costs related to acquisitions	44,552	0.3%	—	0.0%
Costs associated with transformation initiatives (1)	—	0.0%	38,188	0.2%
Costs associated with workforce optimization efforts (2)	—	0.0%	4,878	0.1%
Segment operating profit and segment operating profit on revenue margin	$708,039	4.1%	$575,299	3.6%
Segment operating profit on net revenue margin		11.0%		9.9%

Segment operating profit attributable to non-controlling interests	$7,170		$30
Segment operating profit attributable to CBRE Group, Inc.	$700,869		$575,269
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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue increased by $1.3 billion, or 8.2%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The revenue increase was primarily attributable to growth in our project management line of business, which increased 18% (excluding Turner & Townsend), supplemented by a moderate growth in facilities management revenue. We recorded approximately $194.0 million in revenue from our acquisition of Turner & Townsend in November 2021. The remaining growth in project management was primarily due to an elevated demand as we emerge from the pandemic. In 2021, we were responsible for implementing project management contracts, excluding Turner & Townsend, valued at approximately $133.0 billion versus $93.0 billion last year. Foreign currency translation had a 2.0% positive impact on total revenue during the year ended December 31, 2021, primarily driven by weakness in the Argentine peso and Brazilian real partially offset by strength in the British pound sterling and euro.
Cost of revenue increased by $1.0 billion, or 7.0%, for the year ended December 31, 2021 as compared to the same period in 2020, driven by higher revenue leading to higher pass through costs and increased professional compensation. Foreign currency translation had a 1.9% negative impact on total cost of revenue during the year ended December 31, 2021. Cost of revenue as a percentage of revenue decreased slightly at 91.2% for the year ended December 31, 2021 versus 92.3% for the same period in 2020 as the business continues to manage related costs. Additionally, we recorded $10.0 million in employee separation benefits last year as part of the workforce optimization and transformation initiatives that did not recur this year.
Operating, administrative and other expenses increased by $143.9 million, or 20.7%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was due to operating expenses recorded from our consolidation of Turner & Townsend, $44.6 million related to acquisition and integration costs related to Turner & Townsend deal, higher bonus accrual tied to improved segment and consolidated results, stock compensation expense and continued investments to sustain the growth in the business in form of office management and administrative salaries. These increases were partially offset by minimal severance expense this year as compared to last when the company was executing programs such as workforce optimization and transformation initiatives. In addition, we recorded lower write-offs related to trade receivables and lower provisions. Foreign currency translation also had a 2.4% negative impact on total operating expenses during the year ended December 31, 2021.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021		2020
Revenue:
Investment management	$556,154	50.9%	$474,939	57.1%
Development services	535,562	49.1%	356,591	42.9%
Total segment revenue	1,091,716	100.0%	831,530	100.0%
Costs and expenses:
Cost of revenue	349,432	32.0%	173,541	20.9%
Operating, administrative and other	896,375	82.1%	609,099	73.3%
Depreciation and amortization	27,111	2.5%	27,367	3.3%
Asset impairments	—	0.0%	38,505	4.6%
Gain on disposition of real estate	70,993	6.5%	87,793	10.6%
Operating (loss) income	(110,209)	(10.1)%	70,811	8.5%
Equity income from unconsolidated subsidiaries	555,341	50.9%	123,548	14.9%
Other income (loss)	3,542	0.3%	(1,127)	(0.1)%
Add-back: Depreciation and amortization	27,111	2.5%	27,367	3.3%
Add-back: Asset impairments	—	0.0%	38,505	4.6%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	49,941	4.6%	(22,912)	(2.8)%
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(5,725)	(0.5)%	11,598	1.4%
Costs associated with workforce optimization efforts (1)	—	0.0%	5,172	0.6%
Costs associated with transformation initiatives (2)	—	0.0%	2,982	0.4%
Integration and other costs related to acquisitions	—	0.0%	1,756	0.2%
Segment operating profit	$520,001	47.7%	$257,700	31.0%

Segment operating profit attributable to non-controlling interests	$4,352		$2,992
Segment operating profit attributable to CBRE Group, Inc.	$515,649		$254,708
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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue increased by $260.2 million, or 31.3%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by an increase in real estate sales in our development services line of business, primarily in the U.K. as we bounce back from the pandemic, and an increase in investment management fees related to growth in AUM, slightly muted by lower carried interest than the year before. Foreign currency translation had a 4.3% positive impact on total revenue during the year ended December 31, 2021 primarily driven by strength in the British pound sterling and euro.
Cost of revenue increased by $175.9 million, or 101.4%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by an increase in real estate development which is consistent with an increase in sales in our development service line of business. Foreign currency translation had a 7.7% negative impact on total cost of revenue during the year ended December 31, 2021.
Operating, administrative and other expenses increased by $287.3 million, or 47.2%, for the year ended December 31, 2021 as compared to the same period in 2020, primarily due to an increase in general compensation and related benefits, incentive compensation and bonuses in our development services and investment management line of business consistent with higher revenue growth. Foreign currency translation had a 2.8% negative impact on total operating expenses during the year ended December 31, 2021.
Equity income from unconsolidated subsidiaries increased by $431.8 million, or 349.5%, during the year ended December 31, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with property sales reported in the Development line of business.
A roll forward of our AUM by product type for the year ended December 31, 2021 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2020	$47.2	$67.9	$7.6	$122.7
Inflows	10.8	7.1	3.6	21.5
Outflows	(5.6)	(5.1)	(1.9)	(12.6)
Market appreciation	4.2	3.7	2.4	10.3
Balance at December 31, 2021	$56.6	$73.6	$11.7	$141.9
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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. The following table summarizes our results of operations for our Corporate and other segment for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, (1)
	2021	2020

Elimination of inter-segment revenue	$(20,356)	$(27,930)
Costs and expenses:
Cost of revenue	(13,264)	(21,379)
Operating, administrative and other	452,384	332,166
Depreciation and amortization	28,606	28,533
Operating loss	(488,082)	(367,250)
Equity income (loss) from unconsolidated subsidiaries	36,858	(2,003)
Other income	205,763	13,387
Add-back: Depreciation and amortization	28,606	28,533
Adjustments:
Costs associated with transformation initiatives (2)	—	18,525
Costs associated with workforce optimization efforts (3)	—	14,885
Costs incurred related to legal entity restructuring	—	9,362
Segment operating loss	$(216,855)	$(284,561)
_______________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
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
(3)During 2020, management began the implementation of certain transformation initiatives to enable the company to reduce costs, streamline operations and support future growth. The majority of expenses incurred were cash in nature and primarily related to employee separation benefits, lease termination costs and professional fees. See Note 21 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
Operating, administrative and other expenses were approximately $452.4 million during the year ended December 31, 2021, an increase of 36.2% as compared to the prior year. This was primarily due to an increase in general compensation and related benefits, as well as in stock compensation expense, bonus and other incentive compensation expense primarily tied to the overall profitability of the organization. In addition, operating expenses associated with our sponsorship of CBRE Acquisitions Holdings, Inc. (now known as Altus Power, Inc.) up until its merger with and into Altus on December 9, 2021 were also recorded in this segment.
Equity income from unconsolidated subsidiaries was approximately $36.9 million, as compared to the year ended December 31, 2020. This was primarily due to elevated capital markets activity coupled with mark to market adjustments for investments where the fair value option has been elected. We recorded favorable fair value adjustments on our non-controlling investments, including a $6.5 million fair value adjustment on our equity investment and related interests in Altus from the merger date through December 31, 2021. The valuation of common shares, private placement warrants and alignment shares are dependent on Altus’ stock price which could be volatile and subject to wide fluctuations in response to various market conditions.
Other income of $205.8 million is primarily comprised of $187.5 million in non-cash gain that was recorded as part of our deconsolidation of CBRE Acquisition Holdings, Inc. upon it merging with and into Altus. As part of this transaction, we recorded our interest in Altus’ alignment shares and private placement warrants at fair value which factored into the recognition of the above gain. The remaining activity relates to unrealized and realized gain/loss on equity and available for sale debt securities owned by our wholly-owned captive insurance company and our non-controlling interest in additional equity securities.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2022 include up to approximately $305 million of anticipated capital expenditures, net of tenant concessions. During the year ended December 31, 2021, we incurred $178.7 million of capital expenditures, net of tenant concessions received, which includes approximately $36.3 million related to technology enablement. As of December 31, 2021, we had aggregate commitments of $127.1 million to fund future co-investments in our Real Estate Investments business, $42.6 million of which is expected to be funded in 2022. Additionally, as of December 31, 2021, we are committed to fund additional capital of $40.7 million and $141.6 million to unconsolidated subsidiaries and to consolidated projects, respectively, within our Real Estate Investments business. As of December 31, 2021, we had $3.2 billion of borrowings available under our revolving credit facility and $2.3 billion of cash and cash equivalents available for general corporate use.
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
On December 28, 2020, we redeemed the $425.0 million aggregate outstanding principal amount of our 5.25% senior notes due 2025 in full. We funded this redemption using cash on hand. In March 2021, we took advantage of favorable market conditions and low interest rates and conducted a new issuance for $500.0 million in aggregate principal amount of 2.500% senior notes due 2031. On November 23, 2021, we redeemed the $300.0 million aggregate outstanding principal amount of our tranche A term loan facility due 2024 in full. We funded this redemption using cash on hand.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2021 and 2020, we had accrued deferred purchase consideration totaling $630.1 million ($32.0 million of which was a current liability) and $82.5 million ($14.3 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.
Lastly, as described in Note 16 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report, in February 2019, our board of directors authorized a program for the repurchase of up to $500.0 million of our Class A common stock over three years (the 2019 program). During the year ended December 31, 2021, we repurchased 3,122,054 shares of our Class A common stock at an average price of $92.03 per share for $287.3 million under the 2019 program. As of December 31, 2021, we had $62.7 million of capacity remaining under the 2019 program.

In November 2021, our board of directors authorized a new program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). During the year ended December 31, 2021, we spent $85.6 million to repurchase 832,315 shares of our Class A common stock at an average price of $102.82 per share using cash on hand. As of December 31, 2021, we had $1.9 billion of capacity remaining under the 2021 program for a total capacity of approximately $1.98 billion. As of February 17, 2022, we had $1.91 billion of total capacity remaining under the above programs.
Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase programs to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.
Historical Cash Flows
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Operating Activities
Net cash provided by operating activities totaled $2.4 billion for the year ended December 31, 2021, an increase of $0.5 billion as compared to the year ended December 31, 2020. The primary drivers that contributed to the net increase were as follows - the company’s net income more than doubled in 2021 as compared to 2020. This was partially muted by certain key non-cash items such as a $187.5 million gain recognized upon deconsolidation of CBRE Acquisition Holdings, Inc., and higher equity income than distributions received from unconsolidated subsidiaries. In addition, there were some non-cash charges during 2020 that did not occur in 2021, such as $88.7 million in asset impairment, that are offsetting the net increase in operating cash activities for 2021. We also experienced a drag on our working capital which negatively impacted the overall increase in operating cash flows by approximately $362.4 million. This was primarily due to a significant increase in our trade receivables fueled by revenue growth but our cash collection efforts fell behind. This was mitigated to some extent by an increase in accrued commission as our brokerage professionals are generally not paid until cash has been collected on the transaction. Additionally, a smaller change in our real estate under development asset balance this year as compared to previous year contributed to the overall positive change in operating cash flow.
Investing Activities
Net cash used in investing activities totaled $1.3 billion for the year ended December 31, 2021, an increase of $536.8 million as compared to the year ended December 31, 2020. This increase was primarily driven by (i) our investment in Industrious, (ii) a significant increase in mergers and acquisitions related activities with the major one being Turner & Townsend, and (iii) an investment of $220.0 million in Altus’ common shares. The increase in net cash used in investing activities was partially offset by an outflow from purchase of marketable securities from the SPAC trust account in 2020 of $402.5 million versus a $212.7 million inflow of proceeds from sale of marketable securities from the SPAC trust account in 2021.
Financing Activities
Net cash used in financing activities totaled $490.6 million for the year ended December 31, 2021, an increase of $267.9 million as compared to the year ended December 31, 2020. The increase was primarily due to an additional $318.6 million that was used to repurchase shares during the year ended December 31, 2021 as compared to December 31, 2020, as well as, in 2021, a repayment of senior term loans of $300.0 million, and net payments of notes payable on real estate of $96.9 million. This was partially offset by the net proceeds of $492.3 million from the issuance of our 2.500% senior notes during 2021. Net cash used in financing activities during 2021 was also impacted by the payment of $205.1 million for redemption of non-controlling interest for CBRE Acquisition Holdings, Inc. and payment of deferred underwriting costs related to its initial public offering. Net cash used in financing in 2020 was impacted by our redemption in full of 5.25% senior notes in December 2020, partially offset by $393.7 million in proceeds from the sale of non-controlling interest from the SPAC.

Summary of Contractual Obligations and Other Commitments
The following is a summary of our various contractual obligations and other commitments as of December 31, 2021 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year
Total gross long-term debt (1)	$1,555,166	$—
Short-term borrowings (2)	1,310,119	1,310,119
Operating leases (3)	1,515,273	233,249
Financing leases (3)	321,349	38,058
Total gross notes payable on real estate (4)	49,207	34,207
Deferred purchase consideration (5)	630,067	32,036
Total contractual obligations	$5,381,181	$1,647,669

	Amount of Other Commitments Expiration
Other Commitments	Total	Less than 1 year
Self-insurance reserves (6)	$153,372	$153,372
Tax liabilities (7)	54,761	—
Co-investments (8) (9)	167,820	83,376
Letters of credit (8)	159,091	159,091
Guarantees (8) (10)	50,859	50,859
Total other commitments	$585,903	$446,698
The table above excludes estimated payment obligations for our qualified defined benefit pension plans. For information about our future estimated payment obligations for these plans, see Note 14 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
_______________
(1)Reflects gross outstanding long-term debt balances as of December 31, 2021, assumed to be paid at maturity, excluding unamortized discount, premium and deferred financing costs. See Note 11 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make $244.1 million of interest payments, $45.2 million of which will be made in 2022.
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
(3)See Note 12 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)Reflects gross outstanding notes payable on real estate as of December 31, 2021 (none of which is recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable), assumed to be paid at maturity, excluding unamortized deferred financing costs. Amounts do not include scheduled interest payments. The notes have either fixed or variable interest rates, ranging from 2.00% to 3.33% at December 31, 2021.
(5)Represents deferred obligations related to previous acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2021 set forth in Item 8 of this Annual Report.
(6)Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets at December 31, 2021 set forth in Item 8 of this Annual Report. Due to the nature of this item, payments could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.
(7)As of December 31, 2021, we have a remaining federal tax liability of $54.8 million associated with the Transition Tax on mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We are paying the federal tax liability for the Transition Tax in annual interest-free installments over a period of eight years through 2025 as allowed by the Tax Act. The next installment is due in 2023.
In addition, as of December 31, 2021, our gross unrecognized tax benefits, totaled $191.9 million. Of this amount, we can reasonably estimate that none will require cash settlement in less than one year. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $191.9 million. See Note 15 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(8)See Note 13 of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(9)Includes $127.1 million to fund future co-investments in our Real Estate Investments segment, $42.6 million of which is expected to be funded in 2022, and $40.7 million committed to invest in unconsolidated real estate subsidiaries, which is callable at any time. This amount does not include capital committed to consolidated projects of $141.6 million as of December 31, 2021.
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
Long-Term Debt
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such agreement, as amended by a December 20, 2018 incremental term loan assumption agreement and such March 4, 2019 incremental assumption agreement, collectively, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from a new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement. On July 9, 2021, CBRE Services entered into an additional incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million (the 2019 Credit Agreement, as amended by the July 9, 2021 incremental assumption agreement is collectively referred to in this Annual Report as the 2021 Credit Agreement). On December 10, 2021, CBRE Services and certain of the other borrowers entered into an amendment of the 2021 Credit Agreement which (i) changed the interest rate applicable to revolving borrowings denominated in Sterling from a LIBOR-based rate to a rate based on the Sterling Overnight Index Average (SONIA) and (ii) changed the interest rate applicable to revolving borrowings denominated in Euros from a LIBOR-based rate to a rate based on EURIBOR. The revised interest rates effect described above went into effect as of January 1, 2022. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. On May 21, 2021, we entered into a definitive agreement whereby our subsidiary guarantors were released as guarantors from the 2021 Credit Agreement. As of December 31, 2021, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2021 Credit Agreement) is less than or equal to 2.50x on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. On November 23, 2021, we repaid our $300.0 million tranche A term loan facility under the 2021 Credit Agreement.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus treasury rate plus 20 basis points basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including, the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $488.1 million at December 31, 2021.

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

	December 31,
	2021	2020 (1)
Balance Sheet Data:
Current assets	$8,604	$3,307,147
Noncurrent assets (2)	34,711	5,252,455
Total assets (2)	43,315	8,559,602

Current liabilities	$17,610	$3,241,264
Noncurrent liabilities	1,083,584	1,884,629
Total liabilities	1,101,194	5,125,893

	Year Ended December 31,
	2021	2020 (1)
Statement of Operations Data:
Revenue	$—	$13,117,846
Operating (loss) income	(2,246)	363,829
Net income	27,487	353,068
_______________
(1)Amounts include activity related to our subsidiaries that were still listed as guarantors for the period presented.
(2)Includes $25.3 million and $360.0 million of intercompany loan receivables from non-guarantor subsidiaries as of December 31, 2021 and 2020, respectively. All intercompany balances and transactions between CBRE Group, Inc., and CBRE Services have been eliminated.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of December 31, 2021, we do not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $451.8 million at December 31, 2021. Based on dealers’ quotes, the estimated fair value of our 4.875% and 2.500% senior notes was $671.7 million and $502.1 million, respectively, at December 31, 2021.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at December 31, 2021, the net impact of the additional interest cost would be a decrease of $4.6 million on pre-tax income and a decrease of $4.6 million in cash provided by operating activities for the year ended December 31, 2021.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of Gross Unrecognized Tax Benefits
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $191.9 million as of December 31, 2021. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates there is more than a 50% likelihood that the position will be sustained upon examination, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.
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
Initial measurement of the fair value of the acquired customer relationship intangible asset
As discussed in Notes 2 and 4 to the consolidated financial statements, on November 1, 2021, the Company acquired 60% of the outstanding share capital of Turner & Townsend Holdings Limited (Turner & Townsend) in a business combination. As a result of the transaction, the Company acquired a customer relationship intangible asset associated with the generation of future income from Turner & Townsend’s existing customers and services. The allocation of the purchase price based on the estimated acquisition-date fair value of the customer relationship intangible asset was $753.9 million.
We identified the evaluation of the initial measurement of the fair value of the customer relationship intangible asset acquired in the Turner & Townsend business combination as a critical audit matter. A high degree of subjectivity was required to assess the assumptions used to determine the fair value of the customer relationship intangible asset, specifically the forecasted revenue attributable to customer contracts, estimated annual attrition rate of existing customers, and discount rate used in the multi-period excess earnings method under the income approach. Subjective auditor judgment was required as there was limited observable market information and the estimated fair value of the customer relationship intangible asset was sensitive to possible changes to these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s initial measurement valuation process, including certain controls over the development of the assumptions noted above. We compared the Company’s estimate of forecasted revenue attributable to customer contracts used in the valuation to the historical results of Turner & Townsend and similar market participants. We evaluated the Company’s estimated annual attrition rate of existing customers by comparing to the historical customer retention rate of Turner & Townsend. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•Assessing the reasonableness of the Company’s revenue growth projections by comparing to those of a market participant,
•Calculating an annual attrition rate of existing customers using Turner & Townsend ’s historical data and comparing that result to the attrition rate used by the Company, and
•Comparing inputs and assumptions comprising the selected discount rate with external market and industry data and considering whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Los Angeles, California
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CBRE Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CBRE Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to GWS EMEA resources not being sufficiently trained to operate controls related to financial reporting risks, resulting in process level controls that did not operate effectively in the revenue & receivables and journal entries processes. These material weaknesses have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired a controlling interest in Turner & Townsend Holdings Limited during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Turner & Townsend Holdings Limited’s internal control over financial reporting associated with total assets of $417 million and total revenues of $194 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Turner & Townsend Holdings Limited.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ KPMG LLP (185)
Los Angeles, California
February 28, 2022

CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$2,430,951	$1,896,188
Restricted cash	108,830	143,059
Receivables, less allowance for doubtful accounts of $97,588 and $95,533 at December 31, 2021 and 2020, respectively	5,150,473	4,394,954
Warehouse receivables	1,303,717	1,411,170
Contract assets	338,749	318,191
Prepaid expenses	333,885	294,992
Income taxes receivable	44,104	93,756
Other current assets	371,656	293,321
Total Current Assets	10,082,365	8,845,631
Property and equipment, net of accumulated depreciation and amortization of $1,288,509 and $1,074,887 at December 31, 2021 and 2020, respectively	816,092	815,009
Goodwill	4,995,175	3,821,609
Other intangible assets, net of accumulated amortization of $1,725,280 and $1,556,537 at December 31, 2021 and 2020, respectively	2,409,427	1,367,913
Operating lease assets	1,046,377	1,020,352
Investments in unconsolidated subsidiaries (with $813,031 and $116,314 at fair value at December 31, 2021 and 2020, respectively)	1,196,088	452,365
Non-current contract assets	135,626	153,636
Real estate under development	326,416	277,630
Non-current income taxes receivable	33,150	43,555
Deferred tax assets, net	157,032	91,529
Investments held in trust - special purpose acquisition company	—	402,501
Other assets, net	875,743	747,413
Total Assets	$22,073,491	$18,039,143
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,916,331	$2,692,939
Compensation and employee benefits payable	1,539,291	1,287,383
Accrued bonus and profit sharing	1,694,590	1,183,786
Operating lease liabilities	232,423	208,526
Contract liabilities	280,659	162,045
Income taxes payable	246,035	57,892
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,277,451	1,383,964
Other short-term borrowings	32,668	5,330
Current maturities of long-term debt	—	1,514
Other current liabilities	199,421	160,604
Total Current Liabilities	8,418,869	7,143,983
Long-term debt, net of current maturities	1,538,123	1,380,202
Non-current operating lease liabilities	1,116,562	1,116,795
Non-current income taxes payable	54,761	54,761
Non-current tax liabilities	144,884	87,954
Deferred tax liabilities, net	405,258	124,485
Other liabilities	1,035,917	625,303
Total Liabilities	12,714,374	10,533,483
Commitments and contingencies	—	—
Non-controlling interest subject to possible redemption - special purpose acquisition company	—	385,573
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 332,875,959 and 335,561,345 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,329	3,356
Additional paid-in capital	798,892	1,074,639
Accumulated earnings	8,366,631	6,530,057
Accumulated other comprehensive loss	(640,659)	(529,726)
Total CBRE Group, Inc. Stockholders’ Equity	8,528,193	7,078,326
Non-controlling interests	830,924	41,761
Total Equity	9,359,117	7,120,087
Total Liabilities and Equity	$22,073,491	$18,039,143
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$27,746,036	$23,826,195	$23,894,091
Costs and expenses:
Cost of revenue	21,579,507	19,047,620	18,689,013
Operating, administrative and other	4,074,184	3,306,205	3,436,009
Depreciation and amortization	525,871	501,728	439,224
Asset impairments	—	88,676	89,787
Total costs and expenses	26,179,562	22,944,229	22,654,033
Gain on disposition of real estate	70,993	87,793	19,817
Operating income	1,637,467	969,759	1,259,875
Equity income from unconsolidated subsidiaries	618,697	126,161	160,925
Other income	203,609	17,394	28,907
Interest expense, net of interest income	50,352	67,753	85,754
Write-off of financing costs on extinguished debt	—	75,592	2,608
Income before provision for income taxes	2,409,421	969,969	1,361,345
Provision for income taxes	567,506	214,101	69,895
Net income	1,841,915	755,868	1,291,450
Less: Net income attributable to non-controlling interests	5,341	3,879	9,093
Net income attributable to CBRE Group, Inc.	$1,836,574	$751,989	$1,282,357
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$5.48	$2.24	$3.82
Weighted average shares outstanding for basic income per share	335,232,840	335,196,296	335,795,654
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$5.41	$2.22	$3.77
Weighted average shares outstanding for diluted income per share	339,717,401	338,392,210	340,522,871
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,841,915	$755,868	$1,291,450
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(159,722)	124,260	(14,092)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of $151, $156 and $471 income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively	431	426	1,320
Unrealized holding (losses) gains on available for sale debt securities, net of $415 income tax benefit and $382 and $559 income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively	(1,964)	1,436	2,101
Pension liability adjustments, net of $8,281, $1,663 and $194 income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively	35,304	7,343	944
Legal entity restructuring, net of $17,694 income tax expense for the year ended December 31, 2019	—	—	63,149
Other, net of $699 and $3,068 income tax expense and $3,795 income tax benefit for the years ended December 31, 2021, 2020 and 2019, respectively	3,164	16,772	(14,946)
Total other comprehensive (loss) income	(122,787)	150,237	38,476
Comprehensive income	1,719,128	906,105	1,329,926
Less: Comprehensive (loss) income attributable to non-controlling interests	(6,513)	4,094	9,048
Comprehensive income attributable to CBRE Group, Inc.	$1,725,641	$902,011	$1,320,878
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,841,915	$755,868	$1,291,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525,871	501,728	439,224
Amortization and write-off of financing costs on extinguished debt	8,315	82,705	8,662
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(142,929)	(297,980)	(246,690)
Asset impairments	—	88,676	89,787
Net realized and unrealized losses, primarily from investments	(41,982)	(17,394)	(28,907)
Provision for doubtful accounts	24,489	44,366	20,373
Net compensation expense for equity awards	184,934	60,391	127,738
Equity income from unconsolidated subsidiaries	(618,697)	(126,161)	(160,925)
Gain recognized upon deconsolidation of SPAC	(187,456)	—	—
Distribution of earnings from unconsolidated subsidiaries	520,382	155,975	199,011
Proceeds from sale of mortgage loans	17,194,606	20,937,521	19,805,060
Origination of mortgage loans	(17,015,839)	(21,268,114)	(19,389,979)
(Decrease) increase in warehouse lines of credit	(106,513)	406,789	(351,586)
Tenant concessions received	31,176	48,030	21,249
Purchase of equity securities	(7,154)	(11,113)	(83,001)
Proceeds from sale of equity securities	8,709	13,741	46,949
(Increase) decrease in real estate under development	(54,658)	(105,619)	31,420
(Increase) decrease in receivables, prepaid expenses and other assets (including contract and lease assets)	(765,959)	371,009	(821,134)
Increase in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	104,749	105,491	306,677
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	729,703	(100,142)	244,895
Decrease (increase) in net income taxes receivable/payable	248,293	173,648	(274,436)
Other operating activities, net	(117,777)	11,364	(52,457)
Net cash provided by operating activities	2,364,178	1,830,779	1,223,380
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(209,851)	(266,575)	(293,514)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(781,489)	(27,848)	(355,926)
Contributions to unconsolidated subsidiaries	(334,544)	(146,409)	(105,947)
Distributions from unconsolidated subsidiaries	75,853	88,731	33,289
Investment in Altus Power, Inc. Class A stock	(220,001)	—	—
Proceeds from sale of marketable securities - special purpose acquisition company trust account	212,722	—	—
Purchase of marketable securities - special purpose acquisition company trust account	—	(402,500)	—
Other investing activities, net	(23,587)	10,516	1,074
Net cash used in investing activities	(1,280,897)	(744,085)	(721,024)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior term loans	—	—	300,000
Repayment of senior term loans	(300,000)	—	(300,000)
Proceeds from revolving credit facility	26,599	835,671	3,609,000
Repayment of revolving credit facility	—	(835,671)	(3,609,000)
Repayment of 5.25% senior notes (including premium)	—	(499,652)	—
Repayment of debt assumed in acquisition of Telford Homes	—	—	(110,687)
Sale of non-controlling interest - special purpose acquisition company	—	393,661	—
Redemption of non-controlling interest-special purpose acquisition company and payment of deferred underwriting commission	(205,110)	—	—
Proceeds from notes payable on real estate	78,428	90,552	6,694
Repayment of notes payable on real estate	(109,461)	(24,704)	—
Proceeds from issuance of 2.500% senior notes	492,255	—	—
Repurchase of common stock	(368,603)	(50,028)	(145,137)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(17,769)	(44,700)	(42,147)
Units repurchased for payment of taxes on equity awards	(38,864)	(43,835)	(18,426)
Non-controlling interest contributions	862	2,173	46,612
Non-controlling interest distributions	(4,572)	(4,330)	(3,957)
Other financing activities, net	(44,396)	(41,893)	(4,901)
Net cash used in financing activities	(490,631)	(222,756)	(271,949)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(92,116)	81,564	(606)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	500,534	945,502	229,801
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF YEAR	2,039,247	1,093,745	863,944
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	$2,539,781	$2,039,247	$1,093,745
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$41,068	$67,463	$86,666
Income tax payments, net	$330,426	$51,681	$365,065
Non-cash investing and financing activities:
Deferred purchase consideration - Turner & Townsend	$485,414	$—	$—
Non-controlling interest as part of Turner & Townsend Acquisition	774,122	—	—
Investment in alignment shares and private placement warrants of Altus Power, Inc.	141,871	—	—
Reduction in redeemable non-controlling interest - special purpose acquisition company	211,501	—	—
Reduction of trust account - special purpose acquisition company	189,801	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
	CBRE Group, Inc. Stockholders'
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

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
	CBRE Group, Inc. Stockholders'
					Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	Accumulated earnings	Minimum pension liability	Foreign currency translation and other	Non- controlling interests	Total
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	426	—	426
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	—	—	1,436	—	1,436
Contributions from non-controlling interests	—	—	—	—	—	—	2,173	2,173
Distributions to non-controlling interests	—	—	—	—	—	—	(4,330)	(4,330)
Other	—	—	(7,825)	(15,081)	—	16,772	(595)	(6,729)
Balance at December 31, 2020	335,561,345	3,356	1,074,639	6,530,057	(139,620)	(390,106)	41,761	7,120,087
Net income	—	—	—	1,836,574	—	—	5,341	1,841,915
Pension liability adjustments, net of tax	—	—	—	—	35,304	—	—	35,304
Restricted stock awards vesting	1,268,983	13	(13)	—	—	—	—	—
Compensation expense for equity awards	—	—	184,934	—	—	—	—	184,934
Units repurchased for payment of taxes on equity awards	—	—	(38,864)	—	—	—	—	(38,864)
Repurchase of common stock	(3,954,369)	(40)	(372,909)	—	—	—	—	(372,949)
Foreign currency translation loss	—	—	—	—	—	(147,868)	(11,854)	(159,722)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	—	—	431	—	431
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	—	—	(1,964)	—	(1,964)
Contributions from non-controlling interests	—	—	—	—	—	—	862	862
Distributions to non-controlling interests	—	—	—	—	—	—	(4,572)	(4,572)
Acquisition of non-controlling interests	—	—	—	—	—	—	808,633	808,633
Other	—	—	(48,895)	—	—	3,164	(9,247)	(54,978)
Balance at December 31, 2021	332,875,959	$3,329	$798,892	$8,366,631	$(104,316)	$(536,343)	$830,924	$9,359,117

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations
CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “the company,” “we,” “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2021 revenue, with leading global market positions in our leasing, property sales, occupier outsourcing and valuation businesses.
Our business is focused on providing services to real estate investors and occupiers. For investors, we provide capital markets (property sales, mortgage origination, sales and servicing), property leasing, investment management, property management, valuation and development services, among others. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and commissions on transactions. As of December 31, 2021, the company has more than 105,000 employees (excluding Turner & Townsend employees) serving clients in more than 100 countries providing services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (U.S. development); “Telford Homes” (U.K. development). CBRE sponsored a special purpose acquisition company, or SPAC, CBRE Acquisition Holdings, Inc, which merged with and into Altus Power, Inc. (the SPAC Merger), a leading provider of solar energy for commercial and industrial properties. Altus Power Inc. (Altus) began trading as a public company on the NYSE on December 10, 2021 under the ticker symbol “AMPS.”
Considerations Related to the Covid-19 Pandemic
From 2010 to early 2020, commercial real estate markets had generally been characterized by increased demand for space, falling vacancies, higher rents and strong capital flows, leading to solid property sales and leasing activity. This healthy backdrop changed abruptly in the first quarter of 2020 with the emergence of the novel coronavirus (Covid-19) and resultant sharp contraction of economic activity across much of the world. There was a significant impact on commercial real estate markets, as many property owners and occupiers put transactions on hold and withdrew existing mandates, sharply reducing sales and leasing volumes. There has since been a sharp economic and commercial real estate recovery. However, it is expected the pandemic has changed the utilization of many types of commercial real estate, which is likely to impact our business.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIEs in which we are not the primary beneficiary are accounted for under the equity method in accordance with the “Instruments - Equity Method and Joint Ventures” topic of the FASB ASC (Topic 323). We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the earnings from these equity-method basis companies is included in consolidated net income. We have elected to account for certain eligible investments and related interests at fair value in accordance with the “Financial Instruments” topic of the FASB ASC (Topic 825).
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Impairment Evaluation
Impairment losses on investments, other than available for sale debt securities and investments otherwise measured at fair value, are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the marketplace. Management’s judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment. Based on our review, we did not record any significant other-than-temporary impairment losses during the years ended December 31, 2021, 2020 and 2019.
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
Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of three months or less. Included in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 is cash and cash equivalents of $125.2 million and $102.9 million, respectively, from consolidated funds and other entities, which are not available for general corporate use. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see Fiduciary Funds discussion below).
Restricted Cash
Included in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 is restricted cash of $108.8 million and $143.1 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the ordinary course of business.
Fiduciary Funds
The accompanying consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which are held by us on behalf of clients and which amounted to $8.6 billion and $8.1 billion at December 31, 2021 and 2020, respectively.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of our real estate assets is as follows (dollars in thousands):

	December 31,
	2021	2020
Real estate under development, current (included in other current assets)	$96,237	$55,072
Real estate and other assets held for sale (included in other current assets)	142	3,710
Real estate under development	326,416	277,630
Real estate held for investment (included in other assets, net)	4,447	3,795
Total real estate	$427,242	$340,207
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Goodwill and Other Intangible Assets
Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. Deferred consideration arrangements granted in connection with a business combination are evaluated to determine whether all or a portion is, in substance, additional purchase price or compensation for services. Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. The majority of our goodwill balance has resulted from our acquisition of CBRE Services, Inc. (CBRE Services) in 2001 (the 2001 Acquisition), our acquisition of Insignia Financial Group, Inc. (Insignia) in 2003 (the Insignia Acquisition), our acquisition of the Trammell Crow Company in 2006 (the Trammell Crow Company Acquisition), our acquisition of substantially all of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as the REIM Acquisitions), our acquisition of Norland Managed Services Ltd (Norland) in 2013 (the Norland Acquisition), our acquisition of Johnson Controls, Inc. (JCI)’s Global Workplace Solutions (JCI-GWS) business in 2015, our acquisition of FacilitySource Holdings, LLC (FacilitySource) in 2018, our acquisition of Telford Homes Plc (Telford) in 2019 and our acquisition of a majority interest in Turner & Townsend in 2021. Other intangible assets that have indefinite estimated useful lives that are not being amortized include certain management contracts identified in the REIM Acquisitions, a trademark, which was separately identified as a result of the 2001 Acquisition, and a trademark identified as part of the Turner & Townsend Acquisition. The remaining other intangible assets primarily include customer relationships, mortgage servicing rights and trade names/trademarks, which are all being amortized over estimated useful lives ranging up to 20 years.
We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment at least annually, or more often if circumstances or events indicate a change in the impairment status, in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” ASC paragraphs 350-20-35-3 through 35-3B permit, but do not require an entity to perform a qualitative assessment with respect to any of its reporting units or indefinite-lived intangible assets to determine whether a quantitative impairment test is needed. Entities are permitted to assess based on qualitative factors whether it is more likely than not that a reporting unit’s or indefinite-lived intangible asset’s fair value is less than its carrying amount before applying the quantitative impairment test. If it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, the entity conducts the quantitative impairment test. If not, the entity does not need to apply the quantitative test. The qualitative test is elective and an entity can go directly to the quantitative test rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors. When performing a quantitative test, we primarily use a discounted cash flow approach to estimate the fair value of our reporting units and indefinite-lived intangible assets. Management’s judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. We record an impairment loss when the amount by which a reporting unit’s or indefinite-lived intangible asset’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill or indefinite-lived intangible asset.
Business Combinations
We estimate the fair value of identifiable assets, liabilities and any non-controlling interests acquired in a business combination and recognize goodwill as the excess of the purchase price over the recorded value of the acquired assets and liabilities in accordance with ASC Topic 805. When estimating the fair value of acquired assets, we utilize various valuation models which may require significant judgment, particularly where observable market values do not exist. Inputs requiring significant judgment may include discount rates, growth rates, cost of capital, royalty rates, tax rates, market values, depreciated replacement costs, selling prices less costs to dispose, and remaining useful lives, among others. Reasonable differences in these inputs could have a significant impact on the estimated value of acquired assets, the resulting value of goodwill, subsequent depreciation and amortization expense, and the results of future asset impairment evaluations.
Leases
We are the lessee in contracts for our office space tenancies, for leased vehicles and for certain legacy units in our indirect wholly-owned subsidiary CBRE Hana, LLC (Hana). We monitor our service arrangements to evaluate whether they meet the definition of a lease.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Deferred Financing Costs
Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to ten years. Debt issuance costs related to a recognized debt liability are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Accounting Standards Update (ASU) 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” permits classifying debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the arrangement. Total deferred financing costs, net of accumulated amortization, related to our revolving line of credit have been included in other assets in the accompanying consolidated balance sheets and were $9.5 million and $13.0 million as of December 31, 2021 and 2020, respectively.
During 2021, we issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031. In connection with this financing, we incurred financing, legal, advisory, and other fees of approximately $5.0 million. Additionally, we also paid off in full our $300.0 million tranche A senior term loan.
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
Advisory Services
Our Advisory Services segment provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management and valuation services.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property Management Services
We provide property management services on a contractual basis for owners of and investors in office, industrial and retail properties. These services include marketing, building engineering, accounting and financial services. We are compensated for our services through a monthly management fee earned based on either a specified percentage of the monthly rental income, rental receipts generated from the property under management or a fixed fee. We are also often reimbursed for our administrative and payroll costs directly attributable to the properties under management. Property management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is recognized at the end of each period for the fees associated with the services performed. The amount of revenue recognized is presented gross for any services provided by our employees, as we control them. We generally do not control third-party services delivered to property management clients. As such, we generally report revenues net of third-party reimbursements.
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
Global Workplace Solutions
Our Global Workplace Solutions segment provides a broad suite of integrated, contractually-based outsourcing services globally for occupiers of real estate, including facilities management, and project management services.
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
Project management services are often provided on a portfolio wide or programmatic basis. Revenues from project management services generally include construction management, fixed management fees, variable fees, and incentive fees if certain agreed-upon performance targets are met. Revenues from project management may also include reimbursement of payroll and related costs for personnel providing the services and subcontracted vendor costs. Project management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In addition to our management fee, we receive various types of variable consideration which can include, but is not limited to: key performance indicator bonuses or penalties which may be linked to subcontractor performance, gross maximum price, glidepaths, savings guarantees, shared savings, or fixed fee structures. We assess variable consideration on a contract by contract basis, and when appropriate, recognize revenue based on our assessment of the outcome (using the most likely outcome approach or weighted probability) and historical results, if comparable and representative. Using management assessment and historical results and statistics, we recognize revenue if it is deemed probable there will not be significant reversal in the future.
Real Estate Investments
Our Real Estate Investments segment is comprised of investment management services provided globally; development services in the U.S., the U.K. and Europe and a service designed to help property occupiers and owners meet the growing demand for flexible office space solutions on a global basis.
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
Development Services
Our development services consist of real estate development and investment activities in the U.S., the U.K. and Europe to users of and investors in commercial real estate, as well as for our own account.
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
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations in our property leasing business was not significant. We apply the practical expedient related to remaining performance obligations that are part of a contract that has an original expected duration of one year or less and the practical expedient related to variable consideration from remaining performance obligations pursuant to the series guidance. All of our remaining performance obligations apply to one of these practical expedients.
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
Business Promotion and Advertising Costs
The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $68.9 million, $57.2 million and $76.1 million were included in operating, administrative and other expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Warehouse Receivables
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2021 and 2020, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

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
Our initial recording of MSRs at their fair value resulted in net gains, as the fair value of servicing contracts that result in MSR assets exceeded the fair value of servicing contracts that result in MSR liabilities. The net assets and net gains are presented in the accompanying consolidated financial statements. The amount of MSRs recognized during the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance, mortgage servicing rights	$556,931	$483,492
Mortgage servicing rights recognized	193,835	207,827
Mortgage servicing rights sold	—	(122)
Amortization expense	(172,250)	(134,266)
Ending balance, mortgage servicing rights	$578,516	$556,931
MSRs do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rates and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2021, 2020 and 2019 in measuring fair value were as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	12.62%	11.73%	10.12%
Conditional prepayment rate	9.78%	9.80%	10.34%
The estimated fair value of our MSRs was $891.0 million and $650.6 million as of December 31, 2021 and 2020, respectively. Impairment is evaluated through a comparison of the carrying amount and fair value of the MSRs, and recognized with the establishment of a valuation allowance. We did not incur any impairment charges related to our MSRs during the years ended December 31, 2021, 2020 or 2019. No valuation allowance was created previously and we did not record a valuation allowance for MSRs in 2021 or 2020.
Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $288.0 million, $212.9 million and $191.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and includes prepayment fees/late fees/ancillary income earned from loans serviced for others of $41.7 million, $11.0 million and $14.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Income Per Share
Basic income per share attributable to CBRE Group, Inc. is computed by dividing net income attributable to CBRE Group, Inc. stockholders by the weighted average number of common shares outstanding during each period. The computation of diluted income per share attributable to CBRE Group, Inc. generally further assumes the dilutive effect of potential common shares, which include certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards.
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
See Note 15 for additional information on income taxes.
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
The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2021 and 2020, our reserves for claims under these insurance programs were $153.4 million and $140.5 million, respectively, of which $2.2 million and $2.8 million, respectively, represented our estimated current liabilities.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investments Held in Trust - Special Purpose Acquisition Company
As part of the initial public offering of CBRE Acquisition Holdings, Inc., $402.5 million was deposited in an interest-bearing U.S. based trust account (Trust Account). The funds in the Trust Account were invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations (collectively “permitted investments”).
These funds did not qualify as either cash or restricted cash and prior to the SPAC Merger remained in the Trust Account except for the withdrawal of interest earned on the funds that could have been released to CBRE Acquisition Holdings to pay taxes.
The Trust Account was derecognized upon the SPAC Merger.
Non-controlling Interest Subject to Possible Redemption - Special Purpose Acquisition Company
Prior to the SPAC Merger, the company accounted for the non-controlling interest in CBRE Acquisition Holdings as subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” CBRE Acquisition Holdings’ common stock featured certain redemption rights that allowed investors to redeem common stock at $10.00 per share and was therefore considered to be outside of the company’s control and subject to occurrence of uncertain future events. Accordingly, this non-controlling interest subject to possible redemption was presented at redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of December 31, 2020.
As of the closing date of the SPAC Merger, a total of 22 million shares of CBRE Acquisition Holdings’ common stock were redeemed at a total consideration of $220.0 million and CBRE Acquisition Holdings ceased to be a consolidated subsidiary of the company. The related non-controlling interest has been eliminated from the company financial statements.
Revision of Prior Period Financial Statements
During 2021, we identified an error related to purchase of marketable securities in the SPAC trust account within the previously issued Consolidated Statements of Cash Flows. While the error affects the cash flows from investing and financing activities, the error had no impact on the net increase in cash and restricted cash for the previously reported period.
We assessed the materiality of the error on prior period financial statements in accordance with SEC Staff Accounting Bulletin (SAB) Number 99, Materiality, as codified in ASC 250-10, Accounting Changes and Error Corrections. We determined that this error was not material to the December 31, 2020 financial statements. Accordingly, December 31, 2020, as the comparative period in the December 31, 2021 financial statements, has been corrected in the Consolidated Statements of Cash Flows as described below (dollars in thousands):

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Corrected

Net cash used in investing activities	$(341,585)	$(402,500)	$(744,085)

Net cash used in financing activities	$(625,256)	$402,500	$(222,756)

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.New Accounting Pronouncements
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
In January 2020, the FASB issued ASU 2020‑01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 and clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. We adopted ASU 2020‑01 in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” This ASU states that an entity should reevaluate whether a callable debt security is within the scope of the Accounting Standards Codification (ASC) 310-20-35-33 for each reporting period. The ASU is not expected to have a significant effect on current practice or create a large administrative cost for most entities. The amendments stated in this ASU are intended to make ASC 310-20 easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early application is not permitted. We adopted ASU 2020-08 in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
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
In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (Topic 842).” The ASU amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are evaluating the effect that ASU 2021-05 will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires that an acquirer entity in a business combination recognize and measure contract assets and liabilities acquired in a business combination at the acquisition date in accordance with Topic 606 as if the acquirer entity had originated the contracts. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those years. Early application of the amendments is permitted but should be applied to all acquisitions occurring in the annual period of adoption. The amendment should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We are evaluating the effect that ASU 2021-08 will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
In November 2021, the FASB issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance.” This ASU requires annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for fiscal years beginning after December 15, 2021. Early application is permitted. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We are evaluating the effect that ASU 2021-10 will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
4.Turner & Townsend Acquisition
On November 1, 2021, we acquired a 60% ownership interest in, and entered into a strategic partnership with Turner & Townsend Holdings Limited (Turner & Townsend). Turner & Townsend is a leading professional services company specializing in program management, project management, cost and commercial management and advisory services across the real estate, infrastructure and natural resources sectors, and is reported in our Global Workplace Solutions segment. The combined partnership is expected to generate strategic growth opportunities in the project management space for both entities.
The Turner & Townsend Acquisition was treated as a business combination under ASC 805 and was accounted for using the acquisition method of accounting. We were deemed the accounting acquirer as we obtained control through an all-cash transaction and were the larger entity by revenue and by assets. Operating results for Turner & Townsend are included in the consolidated statements of operations for the year ended December 31, 2021 from the date of the acquisition.
The Turner & Townsend Acquisition was funded with cash on hand. The following summarizes the consideration transferred at closing for the Turner & Townsend Acquisition (dollars in thousands):

Cash consideration (1)	$722,595
Deferred consideration (2)	494,349
Total consideration	$1,216,944
_______________
(1)Represents cash paid at closing
(2)Represents the fair value of deferred consideration, to be settled in cash, with the only remaining condition on such payments being the passage of time
The deferred consideration amount above represents a total payment of $591.2 million less a discount of $96.9 million which will be accreted through the payment date. A portion of the discount is attributable to the time value associated with the contractual payment dates of 3-4 years and will be recorded as interest expense. The remaining discount is attributable to the time value associated with the deferred payment date (10th anniversary of closing) if a seller is no longer employed on the contractual payment date and will be recorded as compensation expense.
The following represents the summary of the excess purchase price over the fair value of net assets acquired and fair value of non-controlling interest (dollars in thousands):

Purchase price	$1,216,944
Less: Estimated fair value of net assets acquired (see table below)	152,027
Plus: Estimated fair value of non-controlling interest (1)	32,416
Excess purchase price over estimated fair value of net assets acquired	$1,097,333
_______________
(1)Represents fair value of legacy non-controlling interest of Turner & Townsend

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The preliminary purchase accounting adjustments related to the Turner & Townsend Acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired and non-controlling interest has been recorded to goodwill. The goodwill arising from the Turner & Townsend Acquisition consists largely of the synergies and opportunities to deliver a premier project, program and cost management services. The goodwill recorded in connection with the Turner & Townsend Acquisition was not deductible for tax purposes.
The acquired assets and assumed liabilities of Turner & Townsend were recorded at their estimated fair values. The purchase price allocation for the business combination is preliminary, primarily for intangibles, and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.
The following table summarizes the preliminary fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on November 1, 2021.

(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$44,007
Trade and other receivables	239,269
Prepaid expenses	7,969
Other current assets	19,359
Property and equipment, net	57,138
Other intangible assets, net	1,104,968
Operating lease assets	44,249
Other assets, net	8,427
Total assets acquired	1,525,386
Liabilities Assumed:
Accounts payable and accrued expenses	59,986
Compensation and employee benefits	34,557
Operating lease liabilities	11,144
Contract liabilities	44,943
Other current liabilities	126,034
Non-current operating lease liabilities	30,939
Deferred tax liability	291,634
Total liabilities assumed	599,237
Non-controlling Interest Acquired	774,122
Estimated Fair Value of Net Assets Acquired	$152,027
In connection with the Turner & Townsend Acquisition, below is a summary of the preliminary value allocated to the intangible assets acquired (dollars in thousands):

			December 31, 2021
Asset Class	Amortization Period	Amount Assigned at Acquisition Date	Accumulated Amortization and Foreign Currency Translation	Net Carrying Value
Customer relationships	5-11 years	$753,935	$21,577	$732,358
Backlog	2-4 years	75,407	5,255	70,152
Trademark	Indefinite	275,626	3,202	272,424
The accompanying consolidated statement of operations for the year ended December 31, 2021 includes revenue, operating income and net loss of $194.0 million, $0.5 million and $0.5 million, respectively, attributable to the Turner & Townsend Acquisition. This does not include direct transaction and integration costs of $44.6 million which were incurred during the year ended December 31, 2021 in connection with the Turner & Townsend Acquisition.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of customer relationships and backlog was determined using the Multi-Period Excess Earnings Method (MPEEM), a form of the Income Approach. The MPEEM is a specific application of the Discounted Cash Flow Method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental cash flows attributable only to the subject intangible asset. This estimation used certain unobservable key inputs such as timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of useful life.
The fair value of the trademark was determined by using the Relief-from-Royalty Method, a form of the Income Approach, and relied on key unobservable inputs such as timing of the projected cash flows, growth rates, and royalty rates. The basic tenet of the Relief-from-Royalty Method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments.
The fair value of the non-controlling interest was estimated by multiplying the implied value of a 100 percent equity interest in Turner & Townsend Holdings Limited by 40 percent. A discount for lack of marketability was not applied as the equity owners from Turner & Townsend Partners LLP maintain a significant equity stake and remain actively involved in the day to day operations of the business.
Unaudited pro forma results, assuming the Turner & Townsend Acquisition had occurred as of January 1, 2020 for purposes of the pro forma disclosures for the years ended December 31, 2021 and 2020 are presented below. They include certain adjustments for increased amortization expense related to the intangible assets acquired (approximately $81.3 million and $97.5 million in 2021 and 2020, respectively) as well as increased depreciation expense related to the fixed assets acquired (approximately $5.5 million and $6.6 million in 2021 and 2020, respectively). Direct transaction and integration costs of $44.6 million as well as the tax impact of all pro forma adjustments are also included in the pro forma results.
These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Turner & Townsend Acquisition occurred on January 1, 2020 and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2021	2020
Revenue	$28,545,833	$24,715,787
Operating income	1,705,982	944,102
Net income attributable to CBRE Group, Inc.	1,873,426	705,375
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$5.59	$2.10
Weighted average shares outstanding for basic income per share	335,232,840	335,196,296
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$5.51	$2.08
Weighted average shares outstanding for diluted income per share	339,717,401	338,392,210
5.Warehouse Receivables & Warehouse Lines of Credit
A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2020	$1,411,170
Origination of mortgage loans	17,015,839
Gains (premiums on loan sales)	79,925
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(17,114,681)
Cash collections of premiums on loan sales	(79,925)
Proceeds from sale of mortgage loans	(17,194,606)
Net decrease in mortgage servicing rights included in warehouse receivables	(8,611)
Ending balance at December 31, 2021	$1,303,717

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table is a summary of our warehouse lines of credit in place as of December 31, 2021 and 2020 (dollars in thousands):

			December 31, 2021		December 31, 2020
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/17/2022	daily floating rate SOFR rate plus 1.60%	$1,335,000	$742,124	$1,585,000	$561,726
JP Morgan	10/17/2022	daily floating rate SOFR rate plus 2.75%	15,000	4,326	15,000	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	133,084	450,000	132,692
TD Bank, N.A. (TD Bank) (3)	7/15/2022	daily floating rate LIBOR plus 1.30%	800,000	217,672	800,000	401,849
Bank of America, N.A. (BofA) (4)	5/25/2022	daily floating rate LIBOR plus 1.30%, with a LIBOR floor of 0.30%	350,000	178,600	350,000	175,862
BofA (5)	5/25/2022	daily floating rate LIBOR plus 1.30%, with a LIBOR floor of 0.30%	250,000	—	—	—
MUFG Union Bank, N.A. (Union Bank) (6)	6/28/2022	daily floating rate LIBOR plus 1.30%	200,000	1,645	300,000	111,835
			$3,600,000	$1,277,451	$3,500,000	$1,383,964
_______________
(1)Effective October 19, 2020, this facility was amended and the maximum facility size was temporarily increased to $1,585.0 million, and reverted back to $985.0 million on January 18, 2021. Effective October 18, 2021, this facility was renewed and amended and the maximum facility size was increased to $1,335.0 million. This facility has a revised maturity date of October 17, 2022 and a revised interest rate to a Secured Overnight Finance Rate (SOFR) term plus 1.60%, noting the Business Lending sublimit has a revised interest rate of daily adjusted term SOFR plus 2.75%.
(2)Effective January 15, 2021, the maximum facility was temporarily increased to $650.0 million.
(3)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.30% and a maturity date of July 15, 2022. As of December 31, 2021, the uncommitted $400.0 million temporary line of credit was not utilized.
(4)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. Effective June 30, 2021, this facility was renewed with a revised interest rate of daily floating LIBOR plus 1.30% and a maturity date of May 25, 2022. The sublimit is subject to an interest rate of daily floating LIBOR plus 1.75%, with a LIBOR floor of 0.75%. As of December 31, 2021, the sublimit borrowing has not been utilized.
(5)Effective June 30, 2021, the advised consent line was renewed for $250.0 million of capacity with a revised interest rate of daily floating LIBOR plus 1.30%, with a LIBOR floor of 0.30%, and a maturity date of May 25, 2022.
(6)Effective August 4, 2020, this facility was amended to decrease the accordion feature from $150.0 million to $100.0 million. If utilized, the additional borrowings must be in predefined multiples and are not to occur more than 3 times within 12 consecutive months. On September 22, 2020, the temporary increase of $100.0 million was utilized and expired on January 20, 2021. Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.30%, removing the LIBOR floor, and a maturity date of June 28, 2022
During the year ended December 31, 2021, we had a maximum of $2.5 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6.Variable Interest Entities
We hold variable interests in certain VIEs primarily in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.
As of December 31, 2021 and 2020, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in thousands):

	December 31,
	2021	2020
Investments in unconsolidated subsidiaries	$109,530	$66,947
Other current assets	4,219	4,219
Co-investment commitments	90,328	47,957
Maximum exposure to loss	$204,077	$119,123
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,002	$—	$—	$7,002
Debt securities issued by U.S. federal agencies	—	9,276	—	9,276
Corporate debt securities	—	50,897	—	50,897
Asset-backed securities	—	3,428	—	3,428
Collateralized mortgage obligations	—	725	—	725
Total available for sale debt securities	7,002	64,326	—	71,328
Equity securities	69,880	—	—	69,880
Investments in unconsolidated subsidiaries	229,900	23,741	406,690	660,331
Warehouse receivables	—	1,303,717	—	1,303,717
Total assets at fair value	$306,782	$1,391,784	$406,690	$2,105,256

Liabilities
Other liabilities	—	—	10,700	10,700
Total liabilities at fair value	$—	$—	$10,700	$10,700

	December 31, 2020
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,270	$—	$—	$7,270
Debt securities issued by U.S. federal agencies	—	10,216	—	10,216
Corporate debt securities	—	51,244	—	51,244
Asset-backed securities	—	3,801	—	3,801
Collateralized mortgage obligations	—	1,369	—	1,369
Total available for sale debt securities	7,270	66,630	—	73,900
Equity securities	43,334	—	—	43,334
Investments in unconsolidated subsidiaries	—	—	50,000	50,000
Warehouse receivables	—	1,411,170	—	1,411,170
Total assets at fair value	$50,604	$1,477,800	$50,000	$1,578,404
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
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At December 31, 2021 and 2020, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Notes 2 and 5). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2021 and 2020, investments in unconsolidated subsidiaries at fair value using NAV were $152.7 million and $66.3 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	Investment in Unconsolidated Subsidiaries	Other liabilities
Balance as of December 31, 2020	$50,000	$—
Transfer in	5,174	—
Net change in fair value	36,432	10,700
Purchases/ Additions	315,084	—
Balance as of December 31, 2021	$406,690	$10,700
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Operations
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Other liabilities	Other income
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments:

	Valuation Technique	Unobservable Input	Range
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	14% - 26%

	Monte Carlo	Volatility	70%
		Risk free interest rate	1.4%

Other liabilities	Discounted cash flow	Discount rate	25.5%
There were no significant non-recurring fair value measurements recorded during the year ended December 31, 2021. The following non-recurring fair value measurements were recorded for the year ended December 31, 2020 (dollars in thousands):

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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus is considered level 1 and is measured at fair value using a quoted price in an active market. Private placement warrants related to Altus are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our ownership of alignment shares of Altus and our investment in Industrious and certain other non-controlling equity investments are considered level 3 which are measured at fair value using a Monte Carlo and a discounted cash flow approach, respectively. The valuation of Altus’ common shares, private placement warrants and alignment shares are dependent on its stock price which could be volatile and subject to wide fluctuations in response to various market conditions.
•Available for Sale Debt Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Equity Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Investments Held in Trust – special purpose acquisition company – Funds received as part of the initial public offering of CBRE Acquisition Holdings were deposited in an interest-bearing U.S. based trust account. The funds were invested in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds. The carrying amount approximates fair value due to the short-term maturities of these instruments as of December 31, 2020. As a result of the SPAC Merger, the Investments Held in Trust were derecognized. (See Note 2).

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
•Other liabilities – Represents the fair value of the unfunded commitment related to a revolving facility in our Advisory Services segment. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 5 and 11).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $451.8 million and $772.2 million at December 31, 2021 and 2020, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $454.5 million and $785.7 million at December 31, 2021 and 2020, respectively (see Note 11).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $671.7 million and $702.5 million at December 31, 2021 and 2020, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and unamortized discount, totaled $595.5 million and $594.5 million at December 31, 2021 and 2020, respectively. The estimated fair value of our 2.500% senior notes was $502.1 million as of December 31, 2021. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $488.1 million at December 31, 2021. On December 28, 2020, we redeemed the $425.0 million aggregate outstanding principal amount of our 5.25% senior notes in full (See Note 11).
•Notes Payable on Real Estate – As of December 31, 2021 and 2020, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $48.2 million and $79.6 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.
8.Property and Equipment
Property and equipment consists of the following (dollars in thousands):

		December 31,
	Useful Lives	2021	2020
Computer hardware and software	2-10 years	$1,101,248	$974,490
Leasehold improvements	1-15 years	622,771	554,252
Furniture and equipment	1-10 years	260,551	243,880
Construction in progress	N/A	120,031	117,274
Total cost		2,104,601	1,889,896
Accumulated depreciation and amortization		1,288,509	1,074,887
Property and equipment, net		$816,092	$815,009
Depreciation and amortization expense associated with property and equipment was $244.9 million, $268.3 million and $207.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2020, we recorded $29.2 million in asset impairment charges related to property and equipment (see Note 7). There were no asset impairment charges related to property and equipment during the year ended December 31, 2021.
Construction in progress includes capitalizable costs incurred during the development stage of computer software and leasehold improvements that have not yet been placed in service.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.Goodwill and Other Intangible Assets
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
Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2021, 2020 and 2019 annual assessments as of October 1. During 2020, as part of our annual assessment, we identified a change in our reporting units due to an internal reorganization in our GWS segment. When we performed our required annual goodwill impairment review as of October 1, 2021, 2020 and 2019, we determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Advisory Services	Global Workplace Solutions	Real Estate Investments	Total
Balance as of December 31, 2019
Goodwill	$3,302,218	$899,506	$620,275	$4,821,999
Accumulated impairment losses	(761,448)	(175,473)	(131,585)	(1,068,506)
	2,540,770	724,033	488,690	3,753,493
Purchase accounting entries related to acquisitions	16,463	9,702	(7,984)	18,181
Impairment	—	—	(25,000)	(25,000)
Foreign exchange movement	30,107	28,589	16,239	74,935
Balance as of December 31, 2020
Goodwill	3,348,788	937,797	628,530	4,915,115
Accumulated impairment losses	(761,448)	(175,473)	(156,585)	(1,093,506)
	2,587,340	762,324	471,945	3,821,609
Reallocation	(101,390)	101,390	—	—
Purchase accounting entries related to acquisitions	77,616	1,167,678	—	1,245,294
Impairment	—	—	—	—
Foreign exchange movement	(26,520)	(32,836)	(12,372)	(71,728)
Balance as of December 31, 2021
Goodwill	3,298,494	2,174,029	616,158	6,088,681
Accumulated impairment losses	(761,448)	(175,473)	(156,585)	(1,093,506)
	$2,537,046	$1,998,556	$459,573	$4,995,175
During 2021, in addition to the Turner & Townsend Acquisition (see Note 4), we completed eight in-fill acquisitions: a U.S. firm that provides construction and project management services, a professional service advisory firm in Australia, a U.S. firm focused on investment banking and investment sales in the global gaming real estate market, a leading facilities management firm in the Netherlands, a workplace interior design and project management company in Singapore, a property management firm in France, a residential brokerage in the Netherlands, and an occupancy management company based in the U.S.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During 2020, we completed six in-fill acquisitions: leading local facilities management firms in Spain and Italy, a U.S. firm that helps companies reduce telecommunications costs, a technology focused project management firm based in Florida, a firm specializing in performing real estate valuations in South Korea, and a facilities management and technical maintenance firm in Australia.
Other intangible assets totaled $2.4 billion, net of accumulated amortization of $1.7 billion as of December 31, 2021, and $1.4 billion, net of accumulated amortization of $1.6 billion, as of December 31, 2020 and are comprised of the following (dollars in thousands):

	December 31,
	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets:
Management contracts	$63,153		$67,422
Trademarks	329,224		56,800
	392,377		124,222
Amortizable intangible assets:
Customer relationships	1,612,308	$(667,668)	880,104	$(603,866)
Mortgage servicing rights	1,005,357	(426,841)	927,525	(370,634)
Trademarks/Trade names	350,548	(126,468)	354,060	(111,595)
Management contracts	151,912	(137,906)	152,312	(145,612)
Covenant not to compete	73,750	(73,750)	73,750	(73,750)
Other	548,455	(292,647)	412,477	(251,080)
	3,742,330	(1,725,280)	2,800,228	(1,556,537)
Total intangible assets	$4,134,707	$(1,725,280)	$2,924,450	$(1,556,537)
Unamortizable intangible assets include management contracts identified as a result of the REIM Acquisitions relating to relationships with open-end funds, a trademark separately identified as a result of the 2001 Acquisition, a trade name separately identified in connection with the REIM Acquisitions and a trademark separately identified as part of the Turner & Townsend transaction.
Customer relationships relate to existing relationships acquired through acquisitions mainly in our Global Workplace Solutions segment, including $753.9 million identified as part of the Turner & Townsend transaction, that are being amortized over useful lives of up to 20 years.
Mortgage servicing rights represent the carrying value of servicing assets in the U.S. in our Advisory Services segment. The mortgage servicing rights are being amortized over the estimated period that net servicing income is expected to be received, which is typically up to 10 years. See Mortgage Servicing Rights discussion within Note 2 for additional information.
Definite-lived trademarks/trade names primarily comprise of a trademark identified as part of the 2019 Telford acquisition of approximately $26.7 million which is being amortized over 20 years and trademarks of approximately $280.0 million from 2015 GWS Acquisition which are being amortized over 20 years.
Management contracts consist primarily of asset management contracts relating to relationships with closed-end funds and separate accounts in the U.S., Europe and Asia that were separately identified as a result of the REIM Acquisitions. These management contracts are being amortized over useful lives of up to 13 years.
Other amortizable intangible assets mainly represent transition costs, which primarily get amortized to cost of revenue over the life of the associated contract. It also includes a backlog related intangible identified as part of Turner & Townsend transaction.
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
Amortization expense related to intangible assets, excluding amortization of transition costs, was $276.5 million, $227.1 million and $225.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated annual amortization expense for each of the years ending December 31, 2022 through December 31, 2026 and thereafter approximates $309.8 million, $284.6 million, $248.5 million, $201.3 million and $161.4 million, respectively.
10.Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%. The following table represents the composition of investment in unconsolidated subsidiaries (dollars in thousands):

	December 31,
Investment type	2021	2020
Real estate investments	$453,813	$340,248

Investment in Altus:
Class A common stock (22 million shares)	229,900	—
Alignment shares (1)	114,727	—
Private placement warrants (2)	23,741	—
Subtotal	$368,368	$—

Other (3)	$373,907	$112,117

Total investment in unconsolidated subsidiaries	$1,196,088	$452,365
_______________
(1)The alignment shares, also known as Class B common shares, will automatically convert into Altus Class A common shares based on the achievement of certain total return thresholds on Altus Class A common shares as of the relevant measurement date over the seven fiscal years following the merger.
(2)These warrants entitle us to purchase one share of Altus Class A common stock at $11.00 per share, subject to adjustment.
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	December 31,
	2021	2020
Combined Condensed Balance Sheets Information:
Current assets	$7,127,598	$6,508,718
Non-current assets	30,586,991	24,343,229
Total assets	$37,714,589	$30,851,947

Current liabilities	$3,128,205	$3,164,135
Non-current liabilities	8,875,779	6,696,352
Total liabilities	$12,003,984	$9,860,487

Non-controlling interests	$588,067	$460,904

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2021	2020	2019
Combined Condensed Statements of Operations Information:
Revenue	$2,680,675	$2,036,818	$1,545,424
Operating income	1,371,014	587,689	549,111
Net income (1)	3,260,051	483,224	419,966
_______________
(1)Included in net income are realized and unrealized earnings and losses in investments in unconsolidated investment funds and realized earnings and losses from sales of real estate projects in investments in unconsolidated subsidiaries. These realized and unrealized earnings and losses are not included in revenue and operating income.
Our Real Estate Investments segment invests our own capital in certain real estate investments with clients. We provided investment management, property management, brokerage and other professional services in connection with these real estate investments and earned revenues from these unconsolidated subsidiaries of $213.5 million, $145.9 million and $97.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.
During 2021 and 2020, the company contributed cash and certain assets of Hana for a 40% non-controlling interest in Industrious. This equity investment is marked to fair value on a quarterly basis using a discounted cash flow approach.
During the fourth quarter of 2021, CBRE Acquisition Holdings, Inc., ceased to be a consolidated subsidiary of the company, closed its merger with Altus, with Altus being the surviving public entity. As a result, CBRE Acquisition Holdings ceased to be a consolidated subsidiary of the company. Upon the merger, we obtained a 14.3% ownership interest in Altus Class A common shares as of December 31, 2021, along with interests in Altus alignment shares and private placement warrants, and recorded a gain of $187.5 million as “Other income” in the accompanying consolidated statements of operations. The retained investment is accounted for as an equity investment for which we have elected the fair value option.
11.Long-Term Debt and Short-Term Borrowings
Total long-term debt and short-term borrowings consist of the following (dollars in thousands):

	December 31,
	2021	2020
Long-Term Debt
Senior term loans, with interest ranging from 0.75% to 1.15%, due quarterly through March 4, 2024	$455,166	$788,759
4.875% senior notes due in 2026, net of unamortized discount	597,911	597,470
2.500% senior notes due in 2031 net of unamortized discount	492,782	—
Other	—	1,514
Total long-term debt	1,545,859	1,387,743
Less: current maturities of long-term debt	—	1,514
Less: unamortized debt issuance costs	7,736	6,027
Total long-term debt, net of current maturities	$1,538,123	$1,380,202

Short-Term Borrowings
Warehouse lines of credit, with interest ranging from 1.40% to 2.89%, due in 2022	$1,277,451	$1,383,964
Other	32,668	5,330
Total short-term borrowings	$1,310,119	$1,389,294
Future annual aggregate maturities of total consolidated gross debt (excluding unamortized discount, premium and debt issuance costs) at December 31, 2021 are as follows (dollars in thousands): 2022—$1,310,119; 2023—$455,166; 2024—$0; 2025—$0; 2026—$600,000 and $500,000 thereafter.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Long-Term Debt
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such agreement, as amended by a December 20, 2018 incremental term loan assumption agreement and such March 4, 2019 incremental assumption agreement, collectively, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from a new tranche A term loan facility under the 2019 Credit Agreement was used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement. On July 9, 2021, CBRE Services entered into an additional incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million (the 2019 Credit Agreement, as amended by the July 9, 2021 incremental assumption agreement is collectively referred to in this Annual Report as the 2021 Credit Agreement). On December 10, 2021, CBRE Services and certain of the other borrowers entered into an amendment of the 2021 Credit Agreement which (i) changed the interest rate applicable to revolving borrowings denominated in Sterling from a LIBOR-based rate to a rate based on the Sterling Overnight Index Average (SONIA) and (ii) changed the interest rate applicable to revolving borrowings denominated in Euros from a LIBOR-based rate to a rate based on EURIBOR. The revised interest rates described above went into effect as of January 1, 2022.
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. On May 21, 2021, we entered into a definitive agreement whereby our subsidiary guarantors were released as guarantors from the 2021 Credit Agreement. As of December 31, 2021, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024; (2) a $300.0 million tranche A term loan facility maturing on March 4, 2024, requiring quarterly principal payments unless our leverage ratio (as defined in the 2021 Credit Agreement) is less than or equal to 2.50x on the last day of the fiscal quarter immediately preceding any such payment date and (3) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023.
Borrowings under the euro term loan facility under the 2021 Credit Agreement bear interest at a minimum rate of 0.75% plus EURIBOR and revolving borrowings bear interest, based at our option, on either (1) the applicable fixed rate plus 0.68% to 1.075% or (2) the daily rate plus 0.0% to 0.075% in each case as determined by reference to our Credit Rating (as defined in the 2021 Credit Agreement). As of December 31, 2021, we had $454.5 million of euro term loan borrowings outstanding under the 2021 Credit Agreement (at an interest rate of 0.75% plus EURIBOR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheet.
Borrowings under the tranche A term loan facility under the 2021 Credit Agreement bore interest, based at our option, on either (1) the applicable fixed rate plus 0.750% to 1.25% or (2) the daily rate plus 0.0% to 0.25%, in each case as determined by reference to our Credit Rating (as defined in the 2021 Credit Agreement). On November 23, 2021, we repaid our $300.0 million tranche A term loan facility under the 2021 Credit Agreement.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 at a price equal to 98.451% of their face value (the 2.500% senior notes). The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including, the redemption date. The amount of the 2.500% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheet was $488.1 million at December 31, 2021.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are guaranteed on a senior basis by us. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1, with the first interest payment made on March 1, 2016. The 4.875% senior notes are redeemable at our option, in whole or in part, prior to December 1, 2025 at a redemption price equal to the greater of (1) 100% of the principal amount of the 4.875% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 1, 2025 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture governing these notes). In addition, at any time on or after December 1, 2025, the 4.875% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 4.875% senior notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The amount of the 4.875% senior notes, net of unamortized discount and unamortized debt issuance costs, included in the accompanying consolidated balance sheets was $595.5 million and $594.5 million at December 31, 2021 and 2020, respectively.
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
The indenture governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2021 Credit Agreement. In addition, our 2021 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2021 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2021 Credit Agreement), 4.75x) as of the end of each fiscal quarter. Our coverage ratio of consolidated EBITDA to consolidated interest expense was 54.94x for the year ended December 31, 2021, and our leverage ratio of total debt less available cash to consolidated EBITDA was (0.04)x as of December 31, 2021.
Short-Term Borrowings
We had short-term borrowings of $1.3 billion and $1.4 billion as of December 31, 2021 and 2020, respectively, with related weighted average interest rates of 1.6% and 1.7%, respectively, which are included in the accompanying consolidated balance sheets.
Revolving Credit Facilities
The revolving credit facility under the 2021 Credit Agreement allows for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $320.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bear interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.68% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2021 Credit Agreement). The 2021 Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused).

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of January 1, 2022, pursuant to an amendment to the 2021 Credit Agreement entered into on December 10, 2021, the applicable fixed rate for revolving borrowings denominated in Euros has been changed to EURIBOR and the applicable fixed rate for revolving borrowings denominated in Sterling has been changed to SONIA (with SONIA-based borrowings subject to a “credit spread adjustment” of an additional 0.0326% in addition to the interest rate spreads described above).
As of December 31, 2021, no amount was outstanding under the revolving credit facility other than letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business.
Turner & Townsend has a revolving credit facility with a capacity of £80.0 million and a maturity date of May 5, 2022. Existing borrowing under the revolving credit facility bears interest at three-month LIBOR plus 0.75% and ends February 10, 2022. Future borrowings bear interest at the SONIA overnight rate plus 1.0266% to 2.0266%, determined by reference to gearing (as defined in the 2021 credit agreement). As of December 31, 2021, $27.0 million was outstanding under the revolving credit facility.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.Leases
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

		December 31,
Category	Classification	2021	2020
Assets
Operating	Operating lease assets	$1,046,377	$1,020,352
Financing	Other assets, net	110,809	117,805
Total leased assets		$1,157,186	$1,138,157

Liabilities
Current:
Operating	Operating lease liabilities	$232,423	$208,526
Financing	Other current liabilities	38,103	39,298
Non-current:
Operating	Non-current operating lease liabilities	1,116,562	1,116,795
Financing	Other liabilities	73,257	78,881
Total lease liabilities		$1,460,345	$1,443,500
Components of lease cost are as follows (dollars in thousands):

		Year Ended December 31,
Component	Classification	2021	2020
Operating lease cost	Operating, administrative and other	$196,685	$204,415
Financing lease cost:
Amortization of right-to-use assets	(1)	36,376	38,568
Interest on lease liabilities	Interest expense	1,301	1,847
Variable lease cost	(2)	70,091	74,332
Sublease income	Revenue	(2,271)	(2,643)
Total lease cost		$302,182	$316,519
_______________
(1)Amortization costs of $31.9 million and $32.7 million from vehicle finance leases utilized in client outsourcing arrangements are included in the “Cost of revenue” line item in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. Amortization costs of $4.4 million and $5.9 million from all other finance leases are included in the “Depreciation and amortization” line item in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.
(2)Variable lease costs of $16.8 million and $17.1 million from leases in client outsourcing arrangements are included in the “Cost of revenue” line item in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. Variable lease costs of $53.3 million and $55.6 million from all other leases are included in the “Operating, administrative, and other” line item in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.
Weighted average remaining lease term and discount rate for our operating and finance leases are as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	8 years	8 years
Financing leases (1)	72 years	71 years
Weighted-average discount rate:
Operating leases	2.9%	3.1%
Financing leases (1)	5.0%	5.0%
_______________
(1)Finance leases as of December 31, 2021 and 2020 included a 99 year lease on a real estate under development. If excluded, the weighted-average remaining lease term and weighted-average discount rate would be 3 years and 1.8%, respectively, as of December 31, 2021 and 3 years and 2.1%, respectively, as of December 31, 2020.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of lease liabilities by fiscal year as of December 31, 2021 are as follows (dollars in thousands):

	Operating Leases	Financing Leases
2022	$233,249	$38,058
2023	227,269	31,013
2024	202,485	19,774
2025	185,185	8,027
2026	153,623	2,335
Thereafter	513,462	222,142
Total remaining lease payments at December 31, 2021	1,515,273	321,349
Less: Interest	166,288	209,989
Present value of lease liabilities at December 31, 2021	$1,348,985	$111,360
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$202,690	$170,317
Operating cash flows from financing leases	2,876	2,077
Financing cash flows from financing leases	41,211	40,304
Right-of-use assets obtained in exchange for new operating lease liabilities	199,275	177,384
Right-of-use assets obtained in exchange for new financing lease liabilities	39,460	61,218
Other non-cash increases (decreases) in operating lease right-of-use assets (1)	12,126	(17,621)
Other non-cash decreases in financing lease right-of-use assets (1)	(2,754)	(1,233)
_______________
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s DUS Program to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $35.2 billion at December 31, 2021, of which $31.2 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2021 and 2020, CBRE MCI had a $100.0 million and a $95.0 million, respectively, letter of credit under this reserve arrangement and had recorded a liability of approximately $64.0 million and $57.1 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $1.1 billion (including $611.3 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the U.S. in response to the Covid-19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days. As of December 31, 2021, total advances for principal and interest were $9.3 million, all of which have already been reimbursed.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both December 31, 2021 and 2020, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $159.1 million as of December 31, 2021, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $105.0 million as of December 31, 2021 referred to in the preceding paragraphs represented the majority of the $159.1 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
We had guarantees totaling $50.9 million as of December 31, 2021, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $50.9 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In addition, as of December 31, 2021, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of December 31, 2021, we had aggregate commitments of $127.1 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is to invest in unconsolidated real estate subsidiaries as a principal (in most cases co-investing with our clients). As of December 31, 2021, we had committed to fund $40.7 million of additional capital to these unconsolidated subsidiaries and $141.6 million to consolidated projects.
14.Employee Benefit Plans
Stock Incentive Plans
2012 Equity Incentive Plan and 2017 Equity Incentive Plan
Our 2012 Equity Incentive Plan (the 2012 Plan) and 2017 Equity Incentive Plan (the 2017 Plan) were adopted by our board of directors and approved by our stockholders on May 8, 2012 and May 19, 2017, respectively. Both the 2012 Plan and 2017 Plan authorized the grant of stock-based awards to our employees, directors and independent contractors. Our 2012 Plan was terminated in May 2017 in connection with the adoption of our 2017 Plan. Our 2017 Plan was terminated in May 2019 in connection with the adoption of our 2019 Equity Incentive Plan (the 2019 Plan), which is described below. At termination of the 2012 Plan, no unissued shares from the 2012 Plan were allocated to the 2017 Plan for potential future issuance. At termination of the 2017 Plan, no unissued shares from the 2017 Plan were allocated to the 2019 Plan for potential future issuance. Since our 2012 Plan and 2017 Plan have been terminated, no new awards may be granted under them. As of December 31, 2021, assuming the maximum number of shares under our performance-based awards will later be issued, 30,148 outstanding restricted stock unit (RSU) awards to acquire shares of our Class A common stock granted under the 2012 Plan remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards. Shares underlying awards that expire, terminate or lapse under the 2012 Plan will not become available for grant under the 2017 Plan or the 2019 Plan. As of December 31, 2021, 3,591,138 outstanding RSU awards to acquire shares of our Class A common stock granted under the 2017 Plan remain outstanding according to their terms, and we will continue to issue shares to the extent required under the terms of such outstanding awards (noting that any shares granted above target will get deducted from the 2019 Plan reserve as noted below). Shares underlying awards outstanding under the 2017 Plan at termination that are subsequently canceled, forfeited or terminated without issuance to the holder thereof will be available for grant under the 2019 Plan.
2019 Equity Incentive Plan
Our 2019 Plan was adopted by our board of directors on March 1, 2019 and approved by our stockholders on May 17, 2019. The 2019 Plan authorizes the grant of stock-based awards to employees, directors and independent contractors. Unless terminated earlier, the 2019 Plan will terminate on March 1, 2029. A total of 9,900,000 shares of our Class A common stock are reserved for issuance under the 2019 Plan, less 189,499 shares granted under the 2017 Plan between March 1, 2019, the date our board of directors approved the plan, and May 17, 2019, the date our stockholders approved the 2019 Plan. Additionally, as mentioned above, shares underlying awards outstanding under the 2017 Plan at termination that are subsequently canceled, forfeited or terminated without issuance to the holder thereof will be available for reissuance under the 2019 Plan. As of December 31, 2021, 748,003 shares were cancelled and 564,503 shares were withheld for payment of taxes under the 2017 Plan and added to the authorized pool for the 2019 Plan, bringing the total authorized amount under the 2019 Plan to 11,023,007 shares of our Class A common stock.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Shares underlying expired, canceled, forfeited or terminated awards under the 2019 Plan (other than awards granted in substitution of an award previously granted), plus those utilized to pay tax withholding obligations with respect to an award (other than an option or stock appreciation right) will be available for reissuance. Awards granted under the 2019 Plan are subject to a minimum vesting condition of one year. As of December 31, 2021, assuming the maximum number of shares under our performance-based awards will later be issued (which includes shares that could be issued over target related to performance awards issued and outstanding under the 2017 Plan), 3,590,079 shares remained available for future grants under this plan.
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
Non-Vested Stock Awards
We have issued non-vested stock awards, including RSUs and restricted shares, in our Class A common stock to certain of our employees, independent contractors and members of our board of directors. The following is a summary of the awards granted during the years ended December 31, 2021, 2020 and 2019.
•During the year ended December 31, 2021, we granted RSUs that are performance vesting in nature, with 734,352 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 969,299 RSUs that are time vesting in nature.
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
We made a special grant of RSUs under our 2017 Plan (Special RSU grant) to certain of our employees, with 3,288,618 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 939,605 RSUs that are time vesting in nature. During 2019, we made grants under this Special RSU grant program to certain of our employees, with 73,297 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 20,942 RSUs that are time vesting in nature. No such grants were made during 2020. During 2021, we granted additional RSUs to certain of our employees, with 146,080 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels. There were no time vesting RSUs associated with the 2021 grants. As a condition to this Special RSU grant, each participant has agreed to execute a Restrictive Covenants Agreement. Each Special RSU grant (except the ones granted during 2021, which are all performance based) consisted of:
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(iii)EPS Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of EPS Performance RSUs that will vest is determined by measuring our cumulative adjusted earnings per share growth against the cumulative EPS growth, as reported under GAAP (GAAP EPS), of each of the other members of the Comparison Group over a six year measurement period commencing on January 1, 2018 and ending on December 31, 2023.
The Time Vesting and TSR Performance RSUs subject to the Special RSU grants vest on December 1, 2023, while the EPS Performance RSUs subject to the Special RSU grants vest on December 31, 2023.
We estimated the fair value of the TSR Performance RSUs referred to above on the dates of the grants using a Monte Carlo simulation with the following assumptions:

	Year Ended December 31 (1),
	2021 (2)	2019
Volatility of common stock	42.71% - 45.80%	25.96%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.25% - 0.28%	2.12%
_______________
(1)There were no grants during 2020.
(2)2021 grants were made during different dates therefore a range of inputs is presented.
In November 2021, we made a special grant of RSUs under our 2019 Plan (Segment RSU Grant) to certain of our employees in Advisory Services and GWS segments, with 1,297,345 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 370,670 RSUs that are time vesting in nature. As a condition to this Segment RSU Grant, each participant has agreed to execute a Restrictive Covenants Agreement. Each Segment RSU Grant consisted of:
(i)Time Vesting RSUs with respect to 33.3% of the total number of target RSUs subject to the grant, which cliff vests on November 10, 2026.
(ii)Segment Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of Segment Performance RSUs that will vest is determined by measuring growth in certain segment specific metrics such as client operating profit, segment operating profit and major markets over a five year measurement period commencing on January 1, 2022 and ending on December 31, 2026.
(iii)EPS Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of EPS Performance RSUs that will vest is determined by measuring our cumulative adjusted earnings per share growth against the cumulative EPS growth, as reported under GAAP, to a comparative group comprised of each of the other companies comprising the S&P 500 on the grant date over a five year measurement period commencing on January 1, 2022 and ending on December 31, 2026.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2018	7,182,360	$41.04
Granted	2,000,977	50.07
Performance award achievement adjustments	166,007	37.36
Vested	(1,323,351)	37.43
Forfeited	(316,294)	42.09
Balance at December 31, 2019	7,709,699	43.89
Granted	1,605,934	56.45
Performance award achievement adjustments	560,563	39.89
Vested	(2,780,377)	39.81
Forfeited	(412,407)	48.27
Balance at December 31, 2020	6,683,412	47.99
Granted	2,531,959	92.16
Performance award achievement adjustments	(189,930)	49.76
Vested	(1,883,652)	46.34
Forfeited	(292,998)	55.80
Balance at December 31, 2021	6,848,791	64.10
Total compensation expense related to non-vested stock awards was $184.9 million, $60.4 million and $127.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $269.4 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.
Bonuses
We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $871.7 million, $557.6 million and $554.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
401(k) Plan
Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code (IRC). Most of our U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the IRC of 1986, as amended, and non-plan electing union employees, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Effective January 1, 2007, all participants hired post January 1, 2007 vest in company match contributions 20% per year for each plan year they are employed. All participants hired before January 1, 2007 are immediately vested in company match contributions. Effective October 1, 2021, all active participants vest in company match contributions at 33% per year for each plan year they are employed. For 2021, 2020 and 2019, we contributed a 67% match on the first 6% of annual compensation for participants with an annual base salary of less than $100,000 and we contributed a 50% match on the first 6% of annual compensation for participants with an annual base salary of $100,000 or more, or who are commissioned employees (up to $150,000 of compensation). Effective January 1, 2022, we will contribute 67% on the first 6% of eligible compensation contributed to the plan (up to $150,000 of eligible pay) for all employees regardless of base compensation or commissioned status. In connection with the 401(k) Plan, we charged to expense $72.4 million, $83.5 million and $59.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2021, approximately 1.1 million shares of our common stock were held as investments by participants in our 401(k) Plan.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Pension Plans
We have 2 major non-U.S. contributory defined benefit pension plans, both based in the U.K. Our subsidiaries maintain these plans to provide retirement benefits to existing and former employees participating in these plans. With respect to these plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. Effective July 1, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in a defined contribution plan. For these plans, as of December 31, 2021 and 2020, the fair values of pension plan assets were $411.1 million and $378.9 million, and the fair values of projected benefit obligations were $437.5 million and $470.1 million, respectively. As a result, these plans were underfunded by approximately $26.4 million and $91.2 million at December 31, 2021 and 2020.
As of December 31, 2021, inclusive of individually immaterial plans not shown in the above table, for plans where total projected benefit obligations exceed plan assets, projected benefit obligations and the fair value of plan assets were $524.3 million and $438.2 million as of December 31, 2021, respectively, and $558.4 million and $403.5 million as of December 31, 2020, respectively.
For plans where the accumulated benefit obligation exceeds plan assets, such obligations are the same as the projected benefit obligations.
Items not yet recognized as a component of net periodic pension cost (benefit) for the major plans were $119.9 million and $165.9 million as of December 31, 2021 and 2020, respectively, and were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. During 2021, there were gains on plan obligations of $22.1 million as a result of changes in actuarial assumptions. During 2020, there were losses on plan obligations of $27.7 million primarily as a result of changes in assumptions resulting in a loss of $37.1 million which was partially offset by $9.5 million in net gains due to plan experience.
Net periodic pension benefit was $8.9 million for the year ended December 31, 2021, and not material for the years ended December 31, 2020 and 2019.
The following table provides amounts recognized related to our defined benefit pension plans within the following captions on our consolidated balance sheets (dollars in thousands):

	December 31,
	2021	2020
Other assets, net	$73,990	$58,410
Other current liabilities	19,788	19,432
Other liabilities	69,478	135,440
The following table presents estimated future benefit payments over the next ten years, as of December 31, 2021. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, the company will fund the remaining obligations (dollars in thousands):

	2022	2023	2024	2025	2026	2027-2031
Estimated future benefit payments for defined benefit plans	$39,377	$39,103	$40,432	$42,190	$43,004	$231,643

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.Income Taxes
The components of income before provision for income taxes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$1,683,710	$470,181	$839,899
Foreign	725,711	499,788	521,446
Total	$2,409,421	$969,969	$1,361,345
Our tax provision (benefit) consisted of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision:
Federal	$274,987	$18,951	$(51,980)
State	115,196	33,291	52,403
Foreign	238,273	88,994	163,833
Total current provision	628,456	141,236	164,256
Deferred provision:
Federal	34,607	61,034	(74,432)
State	(4,395)	3,872	(5,760)
Foreign	(91,162)	7,959	(14,169)
Total deferred provision	(60,950)	72,865	(94,361)
Total provision for income taxes	$567,506	$214,101	$69,895
The following is a reconciliation stated as a percentage of pre-tax income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21%	21%	21%
Foreign rate differential	—	—	4
State taxes, net of federal benefit	4	3	3
Non-deductible expenses	—	1	1
Reserves for uncertain tax positions	1	—	1
Credits and exemptions	(1)	(2)	(4)
Outside basis differences recognized as a result of a legal entity restructuring	—	—	(20)
Other	(1)	(1)	(1)
Effective tax rate	24%	22%	5%
In the fourth quarter of 2019, we recognized a net tax benefit of approximately $277.2 million attributable to outside basis differences recognized as a result of a legal entity restructuring. The recognition of the outside tax basis differences generated a capital loss that offset capital gains generated during 2019. A portion of the capital loss was carried back to tax years 2016, 2017 and 2018 to offset capital gains in those years. The remaining capital loss was carried forward to tax years 2020 and forward to be utilized to offset capital gains in these years. Based on our strong history of capital gains in the prior years and the nature of our business we expect to generate sufficient capital gains in the remaining three year carry forward period and therefore concluded that it is more likely than not that we will realize the full tax benefit from the capital loss carried forward. Accordingly, we have not provided any valuation allowance against the deferred tax asset for the capital loss carried forward.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cumulative tax effects of temporary differences are shown below (dollars in thousands):

	December 31,
	2021	2020
Assets:
Tax losses and tax credits	$307,507	$334,303
Operating lease liabilities	269,960	358,066
Bonus and deferred compensation	381,408	295,690
Bad debt and other reserves	65,188	73,061
Pension obligation	5,007	18,026
All other	65,710	24,623
Deferred tax assets, before valuation allowance	$1,094,781	$1,103,769
Less: Valuation allowance	(273,256)	(291,096)
Deferred tax assets	$821,525	$812,673

Liabilities:
Tax effect on revenue items related to Topic 606 adoption	$—	$(16,784)
Property and equipment	(92,166)	(88,595)
Unconsolidated affiliates and partnerships	(128,170)	(59,544)
Capitalized costs and intangibles	(583,219)	(313,099)
Operating lease assets	(240,261)	(366,671)
All other	(25,935)	(936)
Deferred tax liabilities	$(1,069,751)	$(845,629)
Net deferred tax liabilities	$(248,226)	$(32,956)
As of December 31, 2021, we had a U.S. federal capital loss carryforward, offset by reserves for uncertain tax position, which will expire after 2024. As of December 31, 2021, there were deferred tax assets before valuation allowances of approximately $299.1 million related to foreign net operating losses (NOLs). The majority of the foreign NOLs carryforward indefinitely. In certain foreign jurisdictions NOLs expire each year beginning in 2021. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws. We have recorded a valuation allowance for deferred tax assets where we believe that it is more likely than not that the NOLs will not be utilized.
We determined that as of December 31, 2021, $273.3 million of deferred tax assets do not satisfy the realization criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2021, our valuation allowance decreased by approximately $17.8 million. The decrease was attributed to a reversal of the beginning of year valuation allowance of $12.3 million as certain foreign subsidiaries expect to utilize deferred tax assets before expiration as a result of current and forecasted earnings within the applicable jurisdiction, a reduction of $19.5 million due to foreign currency translation and tax rate changes, and an increase in valuation allowance of $14.0 million due to current year activities. We believe it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of our deferred tax assets recorded as of December 31, 2021, net of valuation allowance.
At December 31, 2021, we have undistributed earnings of certain foreign subsidiaries of approximately $4.4 billion for which we have indefinitely reinvested and not recognized deferred taxes. Estimating the amount of the unrecognized deferred tax is not practicable due to the complexity and variety of assumptions necessary to estimate the tax. In 2021, following the acquisition of Turner & Townsend, we recorded $20.4 million of deferred tax liability related to book over tax basis difference in Turner & Townsend. The deferred tax liability was offset by an increase to goodwill in purchase accounting and therefore did not impact 2021 income tax expense.
The total amount of gross unrecognized tax benefits was approximately $191.9 million and $168.5 million as of December 31, 2021 and 2020, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $108.5 million as of December 31, 2021.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance, unrecognized tax benefits	$(168,516)	$(141,164)
Gross increases - tax positions in prior period	(4,478)	(31,070)
Gross decreases - tax positions in prior period	2,675	1,530
Gross increases - current-period tax positions	(25,619)	(9,688)
Decreases relating to settlements	390	—
Reductions as a result of lapse of statute of limitations	3,610	11,791
Foreign exchange movement	—	85
Ending balance, unrecognized tax benefits	$(191,938)	$(168,516)
Our continuing practice is to recognize accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2021, 2020 and 2019, we accrued an additional $0.6 million, $0.4 million and $0.3 million, respectively, in interest and penalties associated with uncertain tax positions. As of December 31, 2021 and 2020, we have recognized a liability for interest and penalties of $3.8 million and $1.6 million, respectively. We believe the amount of gross unrecognized tax benefits that will be settled during the next twelve months due to filing amended returns and settling ongoing exams cannot be reasonably estimated but will not be significant.
We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and in multiple state, local and foreign tax jurisdictions. Our U.S. federal income tax returns for years 2016 through 2019 are currently under audit by the Internal Revenue Service. We are also under audit by various states and foreign tax jurisdictions including Australia, France, Hungary, Mexico, and Spain. With limited exception, our significant foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2012.
16.Stockholders’ Equity
Our board of directors is authorized, subject to any limitations imposed by law, without the approval of our stockholders, to issue a total of 25,000,000 shares of preferred stock, in one or more series, with each such series having rights and preferences including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as our board of directors may determine. As of December 31, 2021 and 2020, no shares of preferred stock have been issued.
Our board of directors is authorized to issue up to 525,000,000 shares of Class A common stock, $0.01 par value per share (common stock), of which 332,875,959 shares and 335,561,345 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.
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
In February 2019, our board of directors authorized a program for the repurchase of up to $300.0 million of our common stock over three years, effective March 11, 2019. In both August and November 2019, our board of directors authorized an additional $100.0 million under our program, bringing the total authorized repurchase amount under the program to a total of $500.0 million. During the year ended December 31, 2021, we repurchased 3,122,054 shares of our common stock with an average price of $92.03 per share using cash on hand for $287.3 million. During the year ended December 31, 2020, we spent $50.0 million to repurchase 1,050,084 shares of our common stock at an average price of $47.62 per share using cash on hand.
On November 19, 2021, our board of directors authorized a new program for repurchase of up to $2.0 billion of our common stock over five years. During the year ended December 31, 2021, we spent $85.6 million to repurchase 832,315 shares of our common stock with an average price of $102.82 per share.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our repurchase programs do not obligate us to acquire any specific number of shares. Under these programs, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase programs to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors. As of December 31, 2021, we had approximately $1.98 billion of capacity remaining under our repurchase programs.
17.Income Per Share Information
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$1,836,574	$751,989	$1,282,357
Weighted average shares outstanding for basic income per share	335,232,840	335,196,296	335,795,654
Basic income per share attributable to CBRE Group, Inc. stockholders	$5.48	$2.24	$3.82

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$1,836,574	$751,989	$1,282,357
Weighted average shares outstanding for basic income per share	335,232,840	335,196,296	335,795,654
Dilutive effect of contingently issuable shares	4,484,561	3,195,914	4,727,217
Weighted average shares outstanding for diluted income per share	339,717,401	338,392,210	340,522,871
Diluted income per share attributable to CBRE Group, Inc. stockholders	$5.41	$2.22	$3.77
For the years ended December 31, 2021, 2020 and 2019, 186,241, 567,589 and 374,555, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
18.Revenue from Contracts with Customers
We account for revenue with customers in accordance with Topic 606. Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Year Ended December 31, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$14,166,987	$—	$—	$14,166,987
Advisory leasing	3,306,548	—	—	1,623	3,308,171
Advisory sales	2,789,573	—	—	—	2,789,573
Property management	1,739,011	—	—	(21,979)	1,717,032
Project management	—	2,931,930	—	—	2,931,930
Valuation	733,523	—	—	—	733,523
Commercial mortgage origination (1)	313,704	—	—	—	313,704
Loan servicing (2)	43,218	—	—	—	43,218
Investment management	—	—	556,154	—	556,154
Development services	—	—	390,074	—	390,074
Topic 606 Revenue	8,925,577	17,098,917	946,228	(20,356)	26,950,366
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	387,664	—	—	—	387,664
Loan servicing	262,518	—	—	—	262,518
Development services (3)	—	—	145,488	—	145,488
Total Out of Scope of Topic 606 Revenue	650,182	—	145,488	—	795,670
Total Revenue	$9,575,759	$17,098,917	$1,091,716	$(20,356)	$27,746,036

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2020
	Advisory Services (4)	Global Workplace Solutions (4)	Real Estate Investments	Corporate, other and eliminations (4)	Consolidated
Topic 606 Revenue:
Facilities management	$—	$13,484,692	$—	$—	$13,484,692
Advisory leasing	2,460,392	—	—	(2,274)	2,458,118
Advisory sales	1,663,959	—	—	—	1,663,959
Property management	1,658,593	—	—	(25,656)	1,632,937
Project management	—	2,323,341	—	—	2,323,341
Valuation	614,157	—	—	—	614,157
Commercial mortgage origination (1)	130,897	—	—	—	130,897
Loan servicing (2)	45,692	—	—	—	45,692
Investment management	—	—	474,939	—	474,939
Development services	—	—	341,387	—	341,387
Topic 606 Revenue	6,573,690	15,808,033	816,326	(27,930)	23,170,119
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	446,968	—	—	—	446,968
Loan servicing	193,904	—	—	—	193,904
Development services (3)	—	—	15,204	—	15,204
Total Out of Scope of Topic 606 Revenue	640,872	—	15,204	—	656,076
Total Revenue	$7,214,562	$15,808,033	$831,530	$(27,930)	$23,826,195

	Year Ended December 31, 2019
	Advisory Services (4)	Global Workplace Solutions (4)	Real Estate Investments	Corporate, other and eliminations (4)	Consolidated
Topic 606 Revenue:
Facilities management	$—	$12,283,868	$—	$—	$12,283,868
Advisory leasing	3,375,937	—	—	(1,170)	3,374,767
Advisory sales	2,164,676	—	—	—	2,164,676
Property management	1,700,382	—	—	(21,817)	1,678,565
Project management	—	2,317,951	—	—	2,317,951
Valuation	630,943	—	—	—	630,943
Commercial mortgage origination (1)	154,227	—	—	—	154,227
Loan servicing (2)	30,943	—	—	—	30,943
Investment management	—	—	424,882	—	424,882
Development services	—	—	213,264	—	213,264
Topic 606 Revenue	8,057,108	14,601,819	638,146	(22,987)	23,274,086
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	421,736	—	—	—	421,736
Loan servicing	175,793	—	—	—	175,793
Development services (3)	—	—	22,476	—	22,476
Total Out of Scope of Topic 606 Revenue	597,529	—	22,476	—	620,005
Total Revenue	$8,654,637	$14,601,819	$660,622	$(22,987)	$23,894,091
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
(4)Prior period segment results have been recast to conform to the changes as discussed in Note 19.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contract Assets and Liabilities
We had contract assets totaling $474.4 million ($338.7 million of which was current) and $471.8 million ($318.2 million of which was current) as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, our contract assets decreased by $2.5 million, primarily due to a decrease in contract assets in our advisory business.
We had contract liabilities totaling $288.9 million ($280.7 million of which was current) and $164.1 million ($162.0 million of which was current) as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we recognized revenue of $152.0 million that was included in the contract liability balance at December 31, 2020.
Contract Costs
Within our Global Workplace Solutions segment, we incur transition costs to fulfill contracts prior to services being rendered. We capitalized $84.9 million, $64.2 million and $69.3 million, respectively, of transition costs during the years ended December 31, 2021, 2020 and 2019. We recorded amortization of transition costs of $40.3 million, $46.9 million and $32.3 million, respectively, during the years ended December 31, 2021, 2020 and 2019.
19.Segments
We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions and (3) Real Estate Investments. Effective January 1, 2021, we realigned our organizational structure and performance measure to how our chief operating decision maker (CODM) views the company. This includes a “Corporate, other and elimination” component and a segment measurement of profit and loss referred to as segment operating profit. In addition, transaction services was fully moved under the Advisory Services segment and project management was fully moved under the Global Workplace Solutions segment. Previously transaction services and project management were split between the Global Workplace Solutions segment and the Advisory Services segment.
Our Corporate segment primarily consists of corporate headquarters costs for executive officers and certain other central functions. We track our strategic non-core non-controlling equity investments in “other” which is considered an operating segment and reported together with Corporate as it does not meet the aggregation criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.
Segment operating profit (SOP) is the measure reported to the CODM for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings, inclusive of amount attributable to non-controlling interest, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, costs associated with workforce optimization, costs associated with our reorganization, transformation initiatives and integration and other costs related to acquisitions. This metric excludes the impact of corporate overhead as these costs are now reported under Corporate and other. We changed the definition of SOP to include net income (loss) attributable to non-controlling interest to provide a more meaningful view of the segment’s performance and related margins and to conform to the CODM’s view of the business segments.
Prior period segment results for all of our reportable segments have been recast to conform to the above changes.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information by segment is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
Advisory Services	$9,575,759	$7,214,562	$8,654,637
Global Workplace Solutions	17,098,917	15,808,033	14,601,819
Real Estate Investments	1,091,716	831,530	660,622
Corporate, other and eliminations	(20,356)	(27,930)	(22,987)
Total revenue	$27,746,036	$23,826,195	$23,894,091

Depreciation and Amortization
Advisory Services	$311,397	$311,445	$275,270
Global Workspace Solutions	158,757	134,383	130,427
Real Estate Investments	27,111	27,367	13,483
Corporate, other and eliminations	28,606	28,533	20,044
Total depreciation and amortization	$525,871	$501,728	$439,224

Equity Income (Loss) from Unconsolidated Subsidiaries
Advisory Services	$24,778	$4,526	$3,110
Global Workspace Solutions	1,720	90	(927)
Real Estate Investments	555,341	123,548	155,454
Corporate, other and eliminations	36,858	(2,003)	3,288
Total equity income from unconsolidated subsidiaries	$618,697	$126,161	$160,925

Segment Operating Profit
Advisory Services	$2,063,227	$1,347,826	$1,690,959
Global Workplace Solutions	708,039	575,299	475,767
Real Estate Investments	520,001	257,700	209,666
Total reportable segment operating profit	$3,291,267	$2,180,825	$2,376,392

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to CBRE Group, Inc.	$1,836,574	$751,989	$1,282,357
Net income attributable to non-controlling interests	5,341	3,879	9,093
Net income	1,841,915	755,868	1,291,450
Adjustments to increase (decrease) net income:
Depreciation and amortization	525,871	501,728	439,224
Asset impairments	—	88,676	89,787
Interest expense, net of interest income	50,352	67,753	85,754
Write-off of financing costs on extinguished debt	—	75,592	2,608
Provision for income taxes	567,506	214,101	69,895
Costs associated with transformation initiatives (1)	—	155,148	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	49,941	(22,912)	13,101
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(5,725)	11,598	9,301
Costs incurred related to legal entity restructuring	—	9,362	6,899
Integration and other costs related to acquisitions	44,552	1,756	15,292
Costs associated with workforce optimization efforts (2)	—	37,594	—
Costs associated with our reorganization, including cost-savings initiatives (3)	—	—	49,565
Corporate and other loss, including eliminations	216,855	284,561	303,516
Total reportable segment operating profit	$3,291,267	$2,180,825	$2,376,392
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
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
United States	$15,700,279	$13,472,013	$13,852,018
United Kingdom	3,617,504	3,083,810	2,972,704
All other countries	8,428,253	7,270,372	7,069,369
Total revenue	$27,746,036	$23,826,195	$23,894,091

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
20.Related Party Transactions
The accompanying consolidated balance sheets include loans to related parties, primarily employees other than our executive officers, of $475.2 million and $424.2 million as of December 31, 2021 and 2020, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 3.07% per annum and mature on various dates through 2030.
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
We did not incur any significant costs related to these initiatives during the year ended December 31, 2021.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The company’s management, with participation of the CEO and CFO, under the oversight of our Board of Directors, evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2021, using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A company's internal control over financial reporting includes those policies and procedures that:
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness towards future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our evaluation of internal control over financial reporting did not include the internal control over financial reporting of the acquired controlling interest in Turner & Townsend Holdings Limited, which was acquired in 2021. The amount of total assets and revenue included in our consolidated financial statements as of and for the year ended December 31, 2021 that is attributable to the acquired controlling interest in Turner & Townsend Holdings Limited was approximately $417 million and $194 million, respectively.
Based on the evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the company’s internal control over financial reporting. KPMG LLP’s report is included herein on page 56.
Material Weaknesses Identified Relating to Global Workplace Solutions Segment – Europe, Middle East & Africa Region (GWS EMEA)
GWS EMEA resources were not sufficiently trained to operate controls related to financial reporting risks, resulting in process level controls that did not operate effectively in the revenue & receivables and journal entries processes. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2021.

The Company’s Plan to Remediate the Material Weaknesses
The company, with the oversight from the Audit Committee of the Board of Directors, is committed to remediating the GWS EMEA material weaknesses in a timely manner. We are using both internal and external resources to assist in the remediation plan by continuing to train all relevant personnel involved in the revenue & receivables and journal entries processes.
Our remediation efforts related to the material weaknesses are ongoing. These material weaknesses will not be considered remediated until the applicable controls have been fully designed, documented, implemented, and operate for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. While we intend to complete the remediation of the material weaknesses in 2022, there can be no assurances that we will be able to successfully complete the remediation within the contemplated timeline.
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act as of December 31, 2021. Our certifying officers concluded that as a result of the material weaknesses in internal control over financial reporting as described above, our disclosure controls and procedures were not effective as of December 31, 2021.
Rule 13a-15 of the Exchange Act requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Deputy CFO and Chief Accounting Officer, our Chief Transformation Officer, our Chief Communication Officer, our Senior Officers of significant business lines and other select employees.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses Relating to GWS EMEA
As previously reported, management identified that the company had material weaknesses in its internal control over financial reporting as of December 31, 2019, related to its GWS EMEA business, which continued through December 31, 2020. Based on the company’s evaluation under the COSO framework and excluding the material weaknesses described above, management ensured that the root causes contributing to the previously reported material weaknesses were remediated, such that the controls were designed, implemented, and operating effectively.

Item 9B.    Other Information.
Effective as of February 23, 2022, the compensation committee of our board of directors amended each outstanding restricted stock unit award pertaining to our common stock to provide that the restricted stock units subject to such award will be credited with dividend equivalents as and when dividends are paid on shares of our common stock, with such dividend equivalents deemed to be invested in additional restricted stock units subject to the award as of the corresponding dividend payment date and vesting upon the vesting of the underlying restricted stock units to which they are attributable. Such dividend equivalents will also be provided with respect to all restricted stock units granted after February 23, 2022.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information under the headings “Elect Directors,” “Corporate Governance,” “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report.
Item 11.    Executive Compensation.
The information contained under the headings “Corporate Governance,” “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information contained under the headings “Elect Directors,” “Corporate Governance” and “Related-Party Transactions” in the definitive proxy statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
See Index to Consolidated Financial Statements and Financial Statement Schedules located on page 52 of this report.
2.Financial Statement Schedules
See Schedule II located on page 120 of this report.
3.Exhibits
See Exhibit Index located on page 121 of this report.
Item 16.    Form 10-K Summary.
Not applicable.

CBRE GROUP, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Allowance for Doubtful Accounts
Balance, December 31, 2018	$60,348
Additions: Charges to expense	20,373
Deductions: Write-offs, payments and other	7,996
Balance, December 31, 2019	72,725
Additions: Charges to expense	47,240
Deductions: Write-offs, payments and other	24,432
Balance, December 31, 2020	95,533
Additions: Charges to expense	17,818
Deductions: Write-offs, payments and other	15,763
Balance, December 31, 2021	$97,588

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Sale Agreement, dated November 12, 2013, by and among William Investments Limited, the individual vendors named therein, CBRE Holdings Limited, CBRE UK Acquisition Company Limited and CBRE Group, Inc.	8-K	001-32205	1.01	11/13/2013
2.2	Stock and Asset Purchase Agreement, dated as of March 31, 2015, by and between Johnson Controls, Inc. and CBRE, Inc.	8-K	001-32205	2.1	04/03/2015
2.3	Acquisition Agreement, dated as of July 26, 2021, among Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc.	8-K	001-32205	2.1	07/29/2021
2.4
Amended and Restated Variation Agreement, dated as of November 9, 2021, between Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc. and Turner & Townsend Holdings Limited
						X
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020
4.1	Form of Class A common stock certificate of CBRE Group, Inc.	10-Q	001-32205	4.1	08/09/2017
4.2(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4(a)	05/10/2013
4.2(b)	Fourth Supplemental Indenture, dated as of August 13, 2015, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026, including the Form of 4.875% Senior Notes due 2026	8-K	001-32205	4.2	08/13/2015
4.2(c)	Fifth Supplemental Indenture, dated as of September 25, 2015, between CBRE GWS LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.00% Senior Notes due 2023, the 5.25% Senior Notes due 2025 and the 4.875% Senior Notes due 2026	8-K	001-32205	4.1	09/25/2015
4.2(d)
Sixth Supplemental Indenture, dated as of January 28, 2020, among CBRE Holdings, LLC, CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 5.25% Senior Notes due 2025 and the 4.875% Senior Notes due 2026
		10-K	001-32205	4.2(g)	03/02/2020
4.2(e)	Seventh Supplemental Indenture, dated as of March 18, 2021, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. named therein and Wells Fargo Bank, National Association, as trustee, for the issuance of 2.500% Senior Notes due 2031, including the Form of 2.500% Senior Notes due 2031	8-K	001-32205	4.2	03/18/2021
4.3	Description of Securities	10-K	001-32205	4.3	03/02/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated as of October 31, 2017, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.1	11/01/2017
10.2	Borrowing Subsidiary Agreement, dated as of December 20, 2018, among CBRE Group, Inc., CBRE Services, Inc., CBRE Global Acquisition Company and Credit Suisse AG, Cayman Islands Branch, as administrative agent	10-K	001-32205	10.2	03/01/2019
10.3	Incremental Term Loan Assumption Agreement, dated as of December 20, 2018, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.1	12/21/2018
10.4	Incremental Term Loan Assumption Agreement, dated as of March 4, 2019 among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.1	03/05/2019
10.5	Incremental Assumption Agreement, dated as of July 9, 2021, among CBRE Group, Inc., CBRE Services, Inc. CBRE Limited, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.1	07/13/2021
10.6
Amendment, dated as of December 10, 2021, among CBRE Group, Inc., CBRE Services Inc., certain subsidiaries of CBRE Services, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent
						X
10.7	Guarantee Agreement, dated as of October 31, 2017, among CBRE Group, Inc., CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-32205	10.2	11/01/2017
10.8	Supplement No. 1, dated December 20, 2018, to the Guarantee Agreement, among CBRE Group, Inc., CBRE Services, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	10-K	001-32205	10.5	03/01/2019
10.9	CBRE Group, Inc. Executive Bonus Plan +	8-K	001-32205	10.1	03/08/2021
10.10	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/08/2009
10.11	Form of Indemnification Agreement for Directors and Officers +	10-Q	001-32205	10.3	05/10/2016
10.12	CBRE Group, Inc. 2012 Equity Incentive Plan +	S-8	333-181235	99.1	05/08/2012
10.13	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan (Performance Vest) +	8-K	001-32205	10.1	08/20/2013
10.14	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2012 Equity Incentive Plan (Time Vest) +	8-K	001-32205	10.2	08/20/2013
10.15	CBRE Group, Inc. 2017 Equity Incentive Plan +	S-8	333-218113	99.1	05/19/2017
10.16	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Time Vest) +	8-K	001-32205	10.2	03/05/2019
10.17	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Performance Vest) +	8-K	001-32205	10.3	03/05/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.18	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Non-Employee Director) +	S-8	333-218113	99.4	05/19/2017
10.19	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (Time Vesting RSU) +	10-K	001-32205	10.27	03/01/2018
10.20	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (TSR Performance RSU) +	10-K	001-32205	10.28	03/01/2018
10.21	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2017 Equity Incentive Plan (EPS Performance RSU) +	10-K	001-32205	10.29	03/01/2018
10.22	CBRE Group, Inc. 2019 Equity Incentive Plan +	S-8 POS	333-231572	99.1	05/29/2019
10.23	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Time Vest) +					X
10.24	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Performance Vest) +					X
10.25	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Non-Employee Director) +					X
10.26	CBRE Deferred Compensation Plan, effective January 1, 2019 +	10-K	001-32205	10.22	03/01/2019
10.27	CBRE Adoption Agreement +	10-K	001-32205	10.23	03/01/2019
10.28	CBRE Group, Inc. Amended and Restated Change in Control and Severance Plan for Senior Management, including form of Designation Letter +	10-Q	001-32205	10.1	10/29/2020
10.29	Form of Restricted Covenants Agreement +	10-K	001-32205	10.33	03/01/2018
10.30	Letter Agreement dated as of April 4, 2019 by and between CBRE, Inc. and Leah C. Stearns +	10-Q	001-32205	10.2	05/10/2019
10.31	Employment and Transition Agreement, dated as of July 27, 2021, by and between CBRE, Inc. and Leah C. Stearns +	10-Q	001-32205	10.2	07/30/2021
10.32	Letter Agreement, dated as of July 28, 2021, by and between CBRE, Inc. and Emma Giamartino +	10-Q	001-32205	10.3	07/30/2021
10.33	Form of Restrictive Covenants Agreement +	10-Q	001-32205	10.4	07/30/2021
10.34	Letter Agreement, dated as of February 23, 2022, by and between CBRE, Inc. and Chandra Dhandapani +					X
21	Subsidiaries of CBRE Group, Inc.					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________
+    Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.
Registrant

Date: February 28, 2022	/s/ ROBERT E. SULENTIC
Robert E. Sulentic President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MADELEINE G. BARBER	Deputy CFO & Chief Accounting Officer	February 28, 2022
Madeleine G. Barber	(Principal Accounting Officer)

/s/ BRANDON B. BOZE	Chair of the Board	February 28, 2022
Brandon B. Boze

/s/ BETH F. COBERT	Director	February 28, 2022
Beth F. Cobert

/s/ EMMA E. GIAMARTINO	Global Group President, CFO & CIO	February 28, 2022
Emma E. Giamartino	(Principal Financial Officer)

/s/ REGINALD H. GILYARD	Director	February 28, 2022
Reginald H. Gilyard

/s/ SHIRA D. GOODMAN	Director	February 28, 2022
Shira D. Goodman

/s/ CHRISTOPHER T. JENNY	Director	February 28, 2022
Christopher T. Jenny

/s/ GERARDO I. LOPEZ	Director	February 28, 2022
Gerardo I. Lopez

/s/ OSCAR MUNOZ	Director	February 28, 2022
Oscar Munoz

/s/ ROBERT E. SULENTIC	Director and President and Chief Executive Officer	February 28, 2022
Robert E. Sulentic	(Principal Executive Officer)

/s/ LAURA D. TYSON	Director	February 28, 2022
Laura D. Tyson

/s/ SANJIV YAJNIK	Director	February 28, 2022
Sanjiv Yajnik