Form 10-Q
period 2022-03-31
CBRE GROUP, INC.
filed 2022-05-09
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at May 3, 2022 was 326,860,554.

FORM 10-Q
March 31, 2022

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,657,336	$2,430,951
Restricted cash	135,293	108,830
Receivables, less allowance for doubtful accounts of $93,667 and $97,588 at March 31, 2022 and December 31, 2021, respectively	5,073,224	5,150,473
Warehouse receivables	1,194,800	1,303,717
Prepaid expenses	333,672	333,885
Contract assets	352,064	338,749
Income taxes receivable	43,758	44,104
Other current assets	543,400	371,656
Total Current Assets	9,333,547	10,082,365
Property and equipment, net of accumulated depreciation and amortization of $1,330,999 and $1,288,509 at March 31, 2022 and December 31, 2021, respectively	792,735	816,092
Goodwill	4,977,082	4,995,175
Other intangible assets, net of accumulated amortization of $1,741,193 and $1,725,280 at March 31, 2022 and December 31, 2021, respectively	2,338,548	2,409,427
Operating lease assets	1,030,391	1,046,377
Investments in unconsolidated subsidiaries (with $713,871 and $813,031 at fair value at March 31, 2022 and December 31, 2021, respectively)	1,124,339	1,196,088
Non-current contract assets	134,324	135,626
Real estate under development	361,852	326,416
Non-current income taxes receivable	37,907	33,150
Deferred tax assets, net	142,748	157,032
Other assets, net	869,679	875,743
Total Assets	$21,143,152	$22,073,491
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,881,910	$2,916,331
Compensation and employee benefits payable	1,579,118	1,539,291
Accrued bonus and profit sharing	906,343	1,694,590
Operating lease liabilities	220,730	232,423
Contract liabilities	295,642	280,659
Income taxes payable	268,823	246,035
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,172,125	1,277,451
Revolving credit facility	210,000	—
Other short-term borrowings	30,826	32,668
Total short-term borrowings	1,412,951	1,310,119
Other current liabilities	224,327	199,421
Total Current Liabilities	7,789,844	8,418,869
Long-term debt, net of current maturities	1,526,212	1,538,123
Non-current operating lease liabilities	1,104,812	1,116,562
Non-current tax liabilities	124,348	144,884
Non-current income taxes payable	54,761	54,761
Deferred tax liabilities, net	310,104	405,258
Other liabilities	950,246	1,035,917
Total Liabilities	11,860,327	12,714,374
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 329,555,402 and 332,875,959 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,296	3,329
Additional paid-in capital	409,187	798,892
Accumulated earnings	8,758,928	8,366,631
Accumulated other comprehensive loss	(701,440)	(640,659)
Total CBRE Group, Inc. Stockholders’ Equity	8,469,971	8,528,193
Non-controlling interests	812,854	830,924
Total Equity	9,282,825	9,359,117
Total Liabilities and Equity	$21,143,152	$22,073,491
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$7,332,933	$5,938,879
Costs and expenses:
Cost of revenue	5,752,194	4,719,546
Operating, administrative and other	1,065,996	828,327
Depreciation and amortization	149,032	122,078
Asset impairments	10,351	—
Total costs and expenses	6,977,573	5,669,951
Gain on disposition of real estate	21,592	156
Operating income	376,952	269,084
Equity income from unconsolidated subsidiaries	42,871	83,594
Other (loss) income	(14,464)	2,732
Interest expense, net of interest income	12,826	10,106
Income before (benefit from) provision for income taxes	392,533	345,304
(Benefit from) provision for income taxes	(3,738)	76,327
Net income	396,271	268,977
Less: Net income attributable to non-controlling interests	3,974	2,775
Net income attributable to CBRE Group, Inc.	$392,297	$266,202
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.18	$0.79
Weighted average shares outstanding for basic income per share	331,925,104	335,860,494
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.16	$0.78
Weighted average shares outstanding for diluted income per share	337,140,325	339,580,504
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$396,271	$268,977
Other comprehensive loss:
Foreign currency translation loss	(81,285)	(52,346)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	108	107
Unrealized holding losses on available for sale debt securities, net of tax	(1,731)	(678)
Other, net	100	—
Total other comprehensive loss	(82,808)	(52,917)
Comprehensive income	313,463	216,060
Less: Comprehensive (loss) income attributable to non-controlling interests	(18,053)	2,667
Comprehensive income attributable to CBRE Group, Inc.	$331,516	$213,393
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$396,271	$268,977
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	149,032	122,078
Amortization of financing costs	1,663	1,609
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(28,422)	(72,045)
Asset impairments	10,351	—
Net realized and unrealized losses (gains), primarily from investments	16,690	(2,732)
Provision for doubtful accounts	3,303	731
Net compensation expense for equity awards	36,863	35,786
Equity income from unconsolidated subsidiaries	(42,871)	(83,594)
Distribution of earnings from unconsolidated subsidiaries	146,743	32,986
Proceeds from sale of mortgage loans	3,336,084	4,643,685
Origination of mortgage loans	(3,221,312)	(3,909,261)
Decrease in warehouse lines of credit	(105,326)	(708,491)
Tenant concessions received	2,114	1,578
Purchase of equity securities	(8,902)	(2,398)
Proceeds from sale of equity securities	20,750	3,017
Increase in real estate under development	(41,358)	(15,901)
(Increase) decrease in receivables, prepaid expenses and other assets (including contract and lease assets)	(156,061)	161,221
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(108,355)	(245,522)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(725,216)	(469,213)
Decrease in net income taxes receivable/payable	17,722	41,660
Other operating activities, net	(93,270)	2,381
Net cash used in operating activities	(393,507)	(193,448)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,056)	(29,597)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(16,792)	(2,726)
Contributions to unconsolidated subsidiaries	(44,387)	(168,392)
Distributions from unconsolidated subsidiaries	12,101	6,795
Other investing activities, net	(4,487)	16
Net cash used in investing activities	(95,621)	(193,904)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	210,000	—
Proceeds from notes payable on real estate	19,368	23,737
Repayment of notes payable on real estate	(13,954)	—
Proceeds from issuance of 2.500% senior notes	—	492,255
Repurchase of common stock	(367,863)	(61,108)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(13,556)	(512)
Units repurchased for payment of taxes on equity awards	(31,395)	(34,883)
Non-controlling interest contributions	210	72
Non-controlling interest distributions	(213)	(2,652)
Other financing activities, net	(11,606)	(14,943)
Net cash (used in) provided by financing activities	(209,009)	401,966
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(49,015)	(52,154)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(747,152)	(37,540)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,539,781	2,039,247
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,792,629	$2,001,707
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,826	$15,080
Income tax payments, net	$88,649	$38,508
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2021	$3,329	$798,892	$8,366,631	$(640,659)	$830,924	$9,359,117
Net income	—	—	392,297	—	3,974	396,271
Net compensation expense for equity awards	—	36,863	—	—	—	36,863
Units repurchased for payment of taxes on equity awards	—	(31,395)	—	—	—	(31,395)
Repurchase of common stock	(42)	(390,821)	—	—	—	(390,863)
Foreign currency translation loss	—	—	—	(59,258)	(22,027)	(81,285)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	108	—	108
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(1,731)	—	(1,731)
Contributions from non-controlling interests	—	—	—	—	210	210
Distributions to non-controlling interests	—	—	—	—	(213)	(213)
Other	9	(4,352)	—	100	(14)	(4,257)
Balance at March 31, 2022	$3,296	$409,187	$8,758,928	$(701,440)	$812,854	$9,282,825

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2020	$3,356	$1,074,639	$6,530,057	$(529,726)	$41,761	$7,120,087
Net income	—	—	266,202	—	2,775	268,977
Net compensation expense for equity awards	—	35,786	—	—	—	35,786
Units repurchased for payment of taxes on equity awards	—	(34,883)	—	—	—	(34,883)
Repurchase of common stock	(8)	(64,134)	—	—	—	(64,142)
Foreign currency translation loss	—	—	—	(52,238)	(108)	(52,346)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	107	—	107
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(678)	—	(678)
Contributions from non-controlling interests	—	—	—	—	72	72
Distributions to non-controlling interests	—	—	—	—	(2,652)	(2,652)
Other	11	1,879	—	—	(834)	1,056
Balance at March 31, 2021	$3,359	$1,013,287	$6,796,259	$(582,535)	$41,014	$7,271,384
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “the company,” “we,” “us” and “our”), for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K (2021 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2021 Annual Report for further discussion of our significant accounting policies and estimates.
Considerations Related to the Covid-19 Pandemic and the war in Ukraine
From 2010 to early 2020, commercial real estate markets had generally been characterized by increased demand for space, falling vacancies, higher rents and strong capital flows, leading to solid property sales and leasing activity. This healthy backdrop changed abruptly in the first quarter of 2020 with the emergence of the novel coronavirus (Covid-19) and resultant sharp contraction of economic activity across much of the world. There was a significant impact on commercial real estate markets, as many property owners and occupiers put transactions on hold and withdrew existing mandates, sharply reducing sales and leasing volumes. Subsequently commercial real estate markets recovered strongly beginning in 2021 and continuing into the first quarter of 2022. However, it is expected the pandemic has structurally changed the utilization of many types of commercial real estate, which is likely to impact our business. In addition, Russia’s invasion of Ukraine on February 24, 2022 and the ongoing military conflict poses heightened risk, particularly for our operations in central and eastern Europe, and could exacerbate macro-economic challenges, including supply chain disruptions and persistently high inflation, as well as adversely affect business and/or consumer sentiment and overall economic growth. As a result of this conflict, we elected to exit most of our business in Russia, although we have a limited number of employees managing facilities for existing global clients that continue to operate there.
See Note 10 (Commitments and Contingencies) for further discussion of Covid-19 considerations.
Financial Statement Preparation
The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or General Accepted Accounting Principles (GAAP), for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events, including the impact Covid-19 and the war in Ukraine may have on our business. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-05, “Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (Topic 842).” The ASU amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We adopted ASU 2021-05 in the first quarter of 2022 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In November 2021, the FASB issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance.” This ASU requires annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for fiscal years beginning after December 15, 2021. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We adopted ASU 2021-10 prospectively in the first quarter of 2022 and do not expect it to have a material impact on our annual disclosures.
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
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." This ASU allows nonprepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. The expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
In March 2022, the FASB issued ASU 2022-02, " Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures." This ASU eliminates the accounting guidance for Troubled Debt Restructuring by creditors in 310-40 and enhances disclosure requirements for certain loan refinancings and restrucuturings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires entities to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.    Turner & Townsend Acquisition
On November 1, 2021, we acquired a 60% ownership interest in, and entered into a strategic partnership with Turner & Townsend Holdings Limited (Turner & Townsend). Turner & Townsend is a leading professional services company specializing in program management, project management, cost and commercial management and advisory services across the real estate, infrastructure and natural resources sectors, and is reported in our Global Workplace Solutions segment. The Turner & Townsend acquisition was funded with cash on hand. The preliminary purchase accounting has been recorded in the accompanying consolidated financial statements (with no changes in the first quarter of 2022). The excess purchase price over the fair value of net assets acquired and non-controlling interest has been recorded to goodwill. The goodwill arising from the Turner & Townsend acquisition consists largely of the synergies and opportunities to deliver a premier project, program and cost management services. The goodwill recorded in connection with the Turner & Townsend acquisition was not deductible for tax purposes. The purchase price allocation for the business combination is preliminary, primarily for intangibles, and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date.
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At March 31, 2022 and December 31, 2021, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2021	$1,303,717
Origination of mortgage loans	3,221,312
Gains (premiums on loan sales)	8,134
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(3,327,950)
Cash collections of premiums on loan sales	(8,134)
Proceeds from sale of mortgage loans	(3,336,084)
Net decrease in mortgage servicing rights included in warehouse receivables	(2,279)
Ending balance at March 31, 2022	$1,194,800

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of March 31, 2022 and December 31, 2021 (dollars in thousands):

			March 31, 2022		December 31, 2021
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/17/2022	daily floating rate SOFR rate plus 1.60%, with a SOFR adjustment rate of 0.05%	$1,335,000	$840,732	$1,335,000	$742,124
JP Morgan	10/17/2022	daily floating rate SOFR rate plus 2.75%, with a SOFR adjustment rate of 0.05%	15,000	7,519	15,000	4,326
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	109,961	650,000	133,084
TD Bank, N.A. (TD Bank) (3)	7/15/2022	daily floating rate LIBOR plus 1.30%	800,000	85,873	800,000	217,672
Bank of America, N.A. (BofA) (4)	5/25/2022	daily floating rate SOFR rate plus 1.30%, with a SOFR adjustment rate of 0.11%	350,000	93,446	350,000	178,600
BofA (5)	5/25/2022	daily floating rate SOFR rate 1.30%, with a SOFR adjustment rate of 0.11%	250,000	—	250,000	—
MUFG Union Bank, N.A. (Union Bank) (6)	6/28/2022	daily floating rate LIBOR plus 1.30%	200,000	34,594	200,000	1,645
			$3,600,000	$1,172,125	$3,600,000	$1,277,451
_______________________________
(1)Effective October 18, 2021, this facility was renewed and amended and the maximum facility size was increased to $1,335.0 million. This facility has a revised maturity date of October 17, 2022 and a revised interest rate to a Secured Overnight Finance Rate (SOFR) term plus 1.60%, with a SOFR adjustment rate of 0.05%, noting the Business Lending sublimit has a revised interest rate of daily adjusted term SOFR plus 2.75%, with a SOFR adjustment rate of 0.05%.
(2)Effective January 15, 2021, the maximum facility was increased to $650.0 million.
(3)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.30% and a maturity date of July 15, 2022. As of March 31, 2022, the uncommitted $400.0 million temporary line of credit was not utilized.
(4)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. Effective June 30, 2021, this facility was renewed with a revised interest rate of daily floating LIBOR plus 1.30% and a maturity date of May 25, 2022. The sublimit is subject to an interest rate of daily floating LIBOR plus 1.75%, with a LIBOR floor of 0.75%. Effective January 1, 2022, daily floating rate LIBOR was replaced with daily floating rate SOFR, with an adjustment rate of 0.11%. As of March 31, 2022, the sublimit borrowing has not been utilized.
(5)Effective June 30, 2021, the advised consent line was renewed for $250.0 million of capacity with a revised interest rate of daily floating SOFR plus 1.30%, with a SOFR adjustment rate of 0.11%, and a maturity date of May 25, 2022.
(6)Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.30%, removing the LIBOR floor, and a maturity date of June 28, 2022.
During the three months ended March 31, 2022, we had a maximum of $1.5 billion of warehouse lines of credit principal outstanding.

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

As of March 31, 2022 and December 31, 2021, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Investments in unconsolidated subsidiaries	$105,169	$109,530
Other current assets	—	4,219
Co-investment commitments	87,156	90,328
Maximum exposure to loss	$192,325	$204,077
6.    Fair Value Measurements

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
There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2021 Annual Report.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	As of March 31, 2022
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,832	$—	$—	$6,832
Debt securities issued by U.S. federal agencies	—	10,146	—	10,146
Corporate debt securities	—	47,806	—	47,806
Asset-backed securities	—	3,193	—	3,193
Collateralized mortgage obligations	—	592	—	592
Total available for sale debt securities	6,832	61,737	—	68,569
Equity securities	42,488	—	—	42,488
Investments in unconsolidated subsidiaries	163,460	14,965	367,855	546,280
Warehouse receivables	—	1,194,800	—	1,194,800
Total assets at fair value	$212,780	$1,271,502	$367,855	$1,852,137

Liabilities
Other liabilities	—	—	1,322	1,322
Total liabilities at fair value	$—	$—	$1,322	$1,322

	As of December 31, 2021
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$7,002	$—	$—	$7,002
Debt securities issued by U.S. federal agencies	—	9,276	—	9,276
Corporate debt securities	—	50,897	—	50,897
Asset-backed securities	—	3,428	—	3,428
Collateralized mortgage obligations	—	725	—	725
Total available for sale debt securities	7,002	64,326	—	71,328
Equity securities	69,880	—	—	69,880
Investments in unconsolidated subsidiaries	229,900	23,741	406,690	660,331
Warehouse receivables	—	1,303,717	—	1,303,717
Total assets at fair value	$306,782	$1,391,784	$406,690	$2,105,256

Liabilities
Other liabilities	—	—	10,700	10,700
Total liabilities at fair value	$—	$—	$10,700	$10,700
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
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At March 31, 2022 and December 31, 2021, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 4). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of March 31, 2022 and December 31, 2021, investments in unconsolidated subsidiaries at fair value using NAV were $167.6 million and $152.7 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	Investment in Unconsolidated Subsidiaries	Other liabilities
Balance as of December 31, 2021	$406,690	$10,700
Transfer in	—	—
Net change in fair value	(38,835)	—
Purchases/ Additions	—	(9,378)
Balance as of March 31, 2022	$367,855	$1,322
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Operations
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Other liabilities	Other income
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments:

	Valuation Technique	Unobservable Input	Range
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	14% - 25%

	Monte Carlo	Volatility	69%
		Risk free interest rate	2.4%

Other liabilities	Discounted cash flow	Discount rate	25.0%
During the three months ended March 31, 2022, the company exited its Advisory Services business in Russia in response to the Ukraine conflict. We recorded $10.4 million in non-cash asset impairment charges (primarily comprised of receivables), on a pretax basis, related to the expected disposal of the net assets and anticipated release of non-cash cumulative foreign currency translation losses associated with the disposal group.
There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2022 and 2021.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus Power Inc. (Altus) is considered level 1 and is measured at fair value using a quoted price in an active market. Private placement warrants related to Altus are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our ownership of alignment shares of Altus and our investment in Industrious and certain other non-controlling equity investments are considered level 3 which are measured at fair value using a Monte Carlo and a discounted cash flow approach, respectively. The valuation of Altus’ common shares, private placement warrants and alignment shares are dependent on its stock price which could be volatile and subject to wide fluctuations in response to various market conditions.
•Available for Sale Debt Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Equity Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Other liabilities - Represents the net fair value of the commitment related to a revolving facility in our Advisory Services segment. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facilities. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 4 and 8).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $440.4 million and $451.8 million at March 31, 2022 and December 31, 2021, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $442.1 million and $454.5 million at March 31, 2022 and December 31, 2021, respectively (see Note 8).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $628.1 million and $671.7 million at March 31, 2022 and December 31, 2021, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $595.7 million and $595.5 million at March 31, 2022 and December 31, 2021, respectively. The estimated fair value of our 2.500% senior notes was $445.5 million and $502.1 million at March 31, 2022 and December 31, 2021. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $488.4 million and $488.1 million at March 31, 2022 and December 31, 2021.
•Notes Payable on Real Estate - As of March 31, 2022 and December 31, 2021, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $53.6 million and $48.2 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%. The following table represents the composition of investment in unconsolidated subsidiaries under equity method of accounting and fair value option (dollars in thousands):

Investment type	March 31, 2022	December 31, 2021
Real estate investments	$502,983	$453,813
Investment in Altus Power, Inc.:
Class A common stock (22 million shares)	163,460	229,900
Alignment shares (1)	73,016	114,727
Private placement warrants (2)	14,965	23,741
Subtotal	251,441	368,368
Other (3)	369,915	373,907
Total investment in unconsolidated subsidiaries	$1,124,339	$1,196,088
_______________
(1)The alignment shares, also known as Class B common shares, will automatically convert into Altus Class A common shares based on the achievement of certain total return thresholds on Altus Class A common shares as of the relevant measurement date over the seven fiscal years following the merger. As of March 31, 2022 (the first measurement date), 201,250 of alignment shares automatically converted into 2,011 shares of Class A common stock, which were issued on April 11, 2022.
(2)These warrants entitle us to purchase one share of Altus Class A common stock at $11.00 per share, subject to adjustment.
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$581,115	$555,856
Operating income	273,693	275,462
Net income (1)	1,452,847	368,217
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Senior term loan, with interest of 0.75% plus EURIBOR adj, due in full at maturity on December 20, 2023	$442,625	$455,166
4.875% senior notes due in 2026, net of unamortized discount	598,025	597,911
2.500% senior notes due in 2031, net of unamortized discount	492,961	492,782
Total long-term debt	1,533,611	1,545,859
Less: unamortized debt issuance costs	7,399	7,736
Total long-term debt, net of current maturities	$1,526,212	$1,538,123
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
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. On May 21, 2021, we entered into a definitive agreement whereby our subsidiary guarantors were released as guarantors from the 2021 Credit Agreement. As of March 31, 2022, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024 and (2) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. The $300.0 million tranche A term loan facility that was also covered under this agreement was repaid on November 23, 2021.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 2.500% senior notes are guaranteed on a senior basis by us. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2021 Credit Agreement. In addition, our 2021 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2021 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2021 Credit Agreement), 4.75x) as of the end of each fiscal quarter. Our coverage ratio of consolidated EBITDA to consolidated interest expense was 52.16x for the trailing twelve months ended March 31, 2022, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.23x as of March 31, 2022.
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

As of March 31, 2022, $210.0 million was outstanding under the revolving credit facility, as well as letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. Borrowings under the revolving credit facility bear interest at LIBOR plus 0.90%.
Turner & Townsend had a revolving credit facility with a capacity of £80.0 million and a maturity date of May 5, 2022. This was replaced by a new revolving credit facility on March 31, 2022 with a capacity of £120.0 million, with an additional accordion option of £20.0 million and has a maturity date of March 31, 2027. Existing borrowing under this revolving credit facility bears interest at SONIA plus 0.75% and matures on August 12, 2022. Future borrowings bear interest at the SONIA rate plus 0.75% to 1.75%, determined by reference to gearing (as defined in the March 31, 2022 credit agreement). As of March 31, 2022, $26.3 million (£20.0 million) was outstanding under this revolving credit facility.
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
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Operating lease assets	$1,030,391	$1,046,377
Financing	Other assets, net	107,942	110,809
Total leased assets		$1,138,333	$1,157,186
Liabilities
Current:
Operating	Operating lease liabilities	$220,730	$232,423
Financing	Other current liabilities	37,076	38,103
Non-current:
Operating	Non-current operating lease liabilities	1,104,812	1,116,562
Financing	Other liabilities	70,750	73,257
Total lease liabilities		$1,433,368	$1,460,345
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,784	$24,214
Right-of-use assets obtained in exchange for new financing lease liabilities	9,415	10,448
Other non-cash increases in operating lease right-of-use assets (1)	25,346	5,940
Other non-cash decreases in financing lease right-of-use assets (1)	(989)	(1,563)
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $35.8 billion at March 31, 2022, of which $31.8 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both March 31, 2022 and December 31, 2021, CBRE MCI had $100.0 million of letters of credit under this reserve arrangement and had recorded a liability of approximately $64.6 million and $64.0 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $764.2 million (including $326.7 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2022.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the Covid-19 pandemic. The CARES Act, among other things, permits borrowers with government-backed mortgages from Government Sponsored Enterprises who are experiencing a financial hardship to obtain forbearance of their loans. For Fannie Mae loans that we service, CBRE MCI is obligated to advance (for a forbearance period up to 90 consecutive days and potentially longer) scheduled principal and interest payments to Fannie Mae, regardless of whether the borrowers actually make the payments. These advances are reimbursable by Fannie Mae after 120 days. As of March 31, 2022, total advances for principal and interest were $9.3 million, all of which have already been reimbursed.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2022 and December 31, 2021, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $169.6 million as of March 31, 2022, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $105.0 million as of March 31, 2022 referred to in the preceding paragraphs represented the majority of the $169.6 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
We had guarantees totaling $46.4 million as of March 31, 2022, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $46.4 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In addition, as of March 31, 2022, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of March 31, 2022, we had aggregate commitments of $115.2 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is selective investment in real estate projects. We invest on our own account or co-invest with our clients as a principal in unconsolidated real estate subsidiaries. As of March 31, 2022, we had committed to fund $49.7 million of additional capital to unconsolidated subsidiaries and $100.9 million to real estate projects that were consolidated in our financial statements.
On April 28th, 2022, Telford Homes, as part of an industry-wide initiative, made a pledge to the U.K.'s Department for Leveling Up, Housing and Communities (DLUHC) to address the necessary life critical fire safety issues in residential buildings over 11 meters that Telford has developed since Telford’s establishment in 2000. Alongside many other housebuilders in the U.K., Telford is taking part in ongoing discussions with the DLUHC to identify an effective solution to the remediation and related funding of life critical fire safety issues to ensure residents and leaseholders are protected. The applicable guidance and legislation surrounding the remediation of these life critical fire safety issues will likely continue to evolve over the coming months. We are estimating the potential impact of the remediation efforts on our financial position. However, given the complexity and uncertainty of the requirements for remediation, we are unable to estimate the potential impact on our overall financial position as of the filing date.

11.    Income Taxes

Our benefit from income taxes on a consolidated basis was $3.7 million for the three months ended March 31, 2022 as compared to a provision for income taxes of $76.3 million for the three months ended March 31, 2021. The decrease of $80.1 million is primarily related to the recognition of a net discrete tax benefit of approximately $82.2 million attributable to an outside basis difference recognized as a result of legal entity restructuring offset by an increase in our consolidated pre-tax book income. The recognition of the outside tax basis difference generated tax attribute carry forwards that will offset income generated during the current year and be carried forward. Based on our strong history of earnings and the nature of our business we expect to generate sufficient taxable income within the carry forward period and therefore concludes it is more likely than not that we will realize the full tax benefit of the tax attribute. Accordingly, we have not provided any valuation allowance against the deferred tax asset.

Our effective tax rate decreased to (1.0)% for the three months ended March 31, 2022 from 22.1% for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the recognition of a net discrete tax benefit of approximately $82.2 million attributable to an outside basis difference recognized as a result of legal entity restructuring.

As of March 31, 2022 and December 31, 2021, the company had gross unrecognized tax benefits of $331.2 million and $191.9 million, respectively. The increase of $139.3 million primarily resulted from accrual of gross unrecognized tax benefits related to certain legal entity reorganizations.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.    Income Per Share and Stockholders' Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$392,297	$266,202
Weighted average shares outstanding for basic income per share	331,925,104	335,860,494
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.18	$0.79
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$392,297	$266,202
Weighted average shares outstanding for basic income per share	331,925,104	335,860,494
Dilutive effect of contingently issuable shares	5,215,221	3,720,010
Weighted average shares outstanding for diluted income per share	337,140,325	339,580,504
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.16	$0.78

For the three months ended March 31, 2022 and 2021, 1,349,842 and 481,341, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
In February 2019, our board of directors authorized a program for the repurchase of up to $300.0 million of our common stock over three years, effective March 11, 2019. In both August and November 2019, our board of directors authorized an additional $100.0 million under our program, bringing the total authorized repurchase amount under the program to a total of $500.0 million. During the year ended December 31, 2021, we repurchased 3,122,054 shares of our common stock with an average price of $92.03 per share using cash on hand for $287.3 million. During the three months ended March 31, 2022, we repurchased an additional 615,108 shares of our common stock with an average price of $101.88 per share using cash on hand for $62.7 million, fully utilizing the remaining capacity under this program.
On November 19, 2021, our board of directors authorized a new program for the repurchase of up to $2.0 billion of our common stock over five years (the 2021 program). During the year ended December 31, 2021, we repurchased 832,315 shares of our common stock with an average price of $102.82 per share using cash on hand for $85.6 million. During the three months ended March 31, 2022, we repurchased an additional 3,563,278 shares of our common stock with an average price of $92.10 per share using cash on hand for $328.2 million. As of March 31, 2022, we had approximately $1.59 billion of capacity remaining under the 2021 program.

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

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended March 31, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,800,688	$—	$—	$3,800,688
Advisory leasing	772,722	—	—	—	772,722
Advisory sales	619,827	—	—	—	619,827
Property management	455,872	—	—	(4,888)	450,984
Project management	—	1,004,928	—	—	1,004,928
Valuation	181,142	—	—	—	181,142
Commercial mortgage origination (1)	73,890	—	—	—	73,890
Loan servicing (2)	14,008	—	—	—	14,008
Investment management	—	—	150,567	—	150,567
Development services	—	—	99,655	—	99,655
Topic 606 Revenue	2,117,461	4,805,616	250,222	(4,888)	7,168,411
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	70,980	—	—	—	70,980
Loan servicing	60,007	—	—	—	60,007
Development services (3)	—	—	33,535	—	33,535
Total Out of Scope of Topic 606 Revenue	130,987	—	33,535	—	164,522
Total Revenue	$2,248,448	$4,805,616	$283,757	$(4,888)	$7,332,933

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

Contract Assets and Liabilities

We had contract assets totaling $486.4 million ($352.1 million of which was current) and $474.4 million ($338.7 million of which was current) as of March 31, 2022 and December 31, 2021, respectively.

We had contract liabilities totaling $303.7 million ($295.6 million of which was current) and $288.9 million ($280.7 million of which was current) as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, we recognized revenue of $77.5 million that was included in the contract liability balance at December 31, 2021.

14.    Segments

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions and (3) Real Estate Investments. As part of the realignment of our organizational structure and performance measure to how our chief operating decision maker (CODM) views the company, we created a “Corporate, other and elimination” segment.

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

Segment operating profit (SOP) is the measure reported to the CODM for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings, inclusive of amount attributable to non-controlling interest, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period,

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
costs incurred related to legal entity restructuring, integration and other costs related to acquisitions. This metric excludes the impact of corporate overhead as these costs are now reported under Corporate and other. During fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest to provide a more meaningful view of the segment’s performance and related margins and to conform to the CODM’s view of the business segments. Prior period segment operating profit for our reportable segments have been recast to conform to this change.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Advisory Services	$2,248,448	$1,708,012
Global Workplace Solutions	4,805,616	4,025,883
Real Estate Investments	283,757	211,129
Corporate, other and eliminations	(4,888)	(6,145)
Total revenue	$7,332,933	$5,938,879

Segment operating profit
Advisory Services	$465,654	$332,579
Global Workplace Solutions	202,736	152,183
Real Estate Investments	167,052	63,067
Total reportable segment operating profit	$835,442	$547,829
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to CBRE Group, Inc.	$392,297	$266,202
Net income attributable to non-controlling interests	3,974	2,775
Net income	396,271	268,977
Adjustments to increase (decrease) net income:
Depreciation and amortization	149,032	122,078
Asset impairments	10,351	—
Interest expense, net of interest income	12,826	10,106
(Benefit from) provision for income taxes	(3,738)	76,327
Carried interest incentive compensation expense to align with the timing of associated revenue	22,856	15,332
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(1,696)	1,099
Costs incurred related to legal entity restructuring	1,676	—
Integration and other costs related to acquisitions	8,121	—
Corporate and other loss, including eliminations	239,743	53,910
Total reportable segment operating profit	$835,442	$547,829

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
United States	$4,131,397	$3,348,859
United Kingdom	985,999	777,044
All other countries	2,215,537	1,812,976
Total revenue	$7,332,933	$5,938,879

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2022 should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
We are the world’s largest commercial real estate services and investment firm, based on 2021 revenue, with leading global market positions in leasing, property sales, occupier outsourcing and valuation businesses. As of December 31, 2021, the company had more than 105,000 employees (excluding Turner & Townsend employees) serving clients in more than 100 countries.
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
We generate revenue from both stable, recurring (large multi-year portfolio and per project contracts) and more cyclical, non-recurring sources, including commissions on transactions. Our revenue mix has become heavily weighted towards stable revenue sources, particularly occupier outsourcing, with our dependence on highly cyclical property sales and lease transaction revenue declining markedly. As a result of our four-dimension diversification strategy (asset types, lines of business, clients and geographies) and strong balance sheet, we believe we are well-positioned to capture a substantial and growing share of market opportunities at a time when investors and occupiers increasingly prefer to purchase integrated, account-based services on a national and global basis. We also believe we are increasingly well suited to weather challenging periods due to our increased diversification and resiliency.
In 2021, we generated revenue from a highly diversified base of clients, including 93 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2022 we were ranked #122 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 21 years in a row (including 2022). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for nine consecutive years (including 2022), and have been included in both the Dow Jones World Sustainability Index for three years in a row and the Bloomberg Gender-Equality Index for three years in a row.
The Covid-19 pandemic has primarily impacted the property sales and leasing lines of business in the Advisory Services segment. Many property owners and occupiers initially put transactions on hold and withdrew existing mandates, sharply reducing sales and leasing volumes. The effects of Covid-19 eased significantly in 2021 and early 2022 as global economic conditions have improved and sales and leasing volumes have risen markedly. Further, trends which have hindered office occupancy have catalyzed strong industrial and multifamily transaction volumes, which has offset subdued office activity. Nevertheless, Covid-19 continues to pose public health challenges that impact our operations, and the majority of workers remain out of their offices and occupier confidence in making long-term office leasing decisions has not returned to pre-pandemic levels. In addition, Russia’s invasion of Ukraine on February 24, 2022 and the ongoing military conflict poses heightened risk, particularly for our operations in central and eastern Europe, and could exacerbate macro-economic challenges, including supply chain disruptions and persistently high inflation, as well as adversely affect business and/or consumer sentiment as well as overall economic growth. While the economies directly impacted by the invasion, Russia and Ukraine, are not material to our business, the direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2021 Annual Report. There have been no material changes to these policies and estimates as of March 31, 2022.
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
Inflation
Our commissions and other variable costs related to revenue are primarily affected by commercial real estate market supply and demand, which may be affected by inflation. For example, input costs for construction materials in our development business have increased as a result of inflation related to supply chain issues and worker shortages. However, these increases have been more than offset by rising property values. We believe that our business has significant inherent protections against inflation, and to date, general inflation has not had a material impact upon our operations. The company continues to monitor inflation, potential monetary policy changes in response to high inflation and potentially adverse effects to our business from either higher inflation or interest rates, or both.
Items Affecting Comparability
When you read our financial statements and the information included in this Quarterly Report, you should consider that we have experienced, and continue to experience, several material trends and uncertainties (particularly those caused or exacerbated by Covid-19) that have affected our financial condition and results of operations that make it challenging to predict our future performance based on our historical results. We believe that the following material trends and uncertainties are crucial to an understanding of the variability in our historical earnings and cash flow and the potential for continued variability in the future.
Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include overall economic activity and employment growth, with specific sensitivity to growth in office-based employment; levels of and changes in interest rates; the cost and availability of credit; the impact of tax and regulatory policies, and geopolitical events, such as the outbreak of war in Ukraine. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruptions to the global capital or credit markets or general economic activity, or the public perception that any of these events may occur, will negatively affect the performance of our business.
Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects on our operating margins of difficult market conditions, such as the environment that prevailed in the early months of the Covid-19 pandemic, are partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, like during the current Covid-19 pandemic, we have moved decisively to lower operating expenses to improve financial performance. Additionally, our contractual revenue and other sources of more stable revenue have increased over many years primarily as a result of growth in our outsourcing business, and we believe this contractual revenue should help offset the negative impacts that macroeconomic deterioration could have on other parts of our business. We also believe that we have significantly improved the resiliency of our business through a four-dimension diversification strategy that has expanded the business strategically across asset types, clients, geographies and lines of business. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our consolidated operations and financial condition.
Effects of Acquisitions
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. Most recently, we acquired a 60% controlling ownership interest in Turner & Townsend Holdings Limited (Turner & Townsend). We believe that this partnership will help us advance our diversification strategy across four dimensions including asset types, lines of business, clients, and geographies. Turner & Townsend is a leading professional services company specializing in program management, project management, cost and commercial management and advisory services across the real estate, infrastructure and natural resources sectors, and is consolidated and reported in our Global Workplace Solutions segment. Turner & Townsend was acquired for on November 1, 2021 for £960.0 million, or $1.3 billion along with the acquisition of $44.0 million (£32.2 million) in cash. The Turner & Townsend Acquisition was funded with cash on hand and gross deferred purchase consideration of $591.2 million (£432.0 million).
Strategic in-fill acquisitions have played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest. During 2021, we completed eight in-fill acquisitions: a U.S. firm that provides construction and project management services, a professional service advisory firm in Australia, a U.S. firm focused on investment banking and investment sales in the global gaming real estate market, a leading facilities management firm in the Netherlands, a workplace interior design and project management company in Singapore, a property management firm in France, a residential brokerage in the Netherlands, and an occupancy management company based in the U.S. During the first quarter of 2022, we completed three in-fill acquisitions: a leading project management firm in Spain and Portugal, a retail acquisition and a property agency in the United Kingdom.
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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2022, we have accrued deferred purchase and contingent considerations totaling $615.2 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
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
Our businesses could suffer from the effects of public health crises (such as the ongoing Covid-19 pandemic), geopolitical (such as the invasion of Ukraine) or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty.

During the three months ended March 31, 2022, approximately 43.7% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
United States dollar	$4,131,397	56.3%	$3,348,859	56.4%
British pound sterling	985,999	13.4%	777,044	13.1%
euro	681,912	9.3%	629,624	10.6%
Canadian dollar	318,560	4.3%	239,710	4.0%
Australian dollar	165,939	2.3%	110,052	1.9%
Indian rupee	119,866	1.6%	107,310	1.8%
Chinese yuan	118,343	1.6%	98,215	1.7%
Japanese yen	117,471	1.6%	77,334	1.3%
Swiss franc	95,558	1.3%	91,816	1.5%
Singapore dollar	83,125	1.1%	66,873	1.1%
Other currencies (1)	514,763	7.2%	392,042	6.6%
Total revenue	$7,332,933	100.0%	$5,938,879	100.0%
_______________________________
(1)Approximately 48 currencies comprise 7.2% of our revenues for the three months ended March 31, 2022, and approximately 40 currencies comprise 6.6% of our revenues for the three months ended March 31, 2021.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2022, the net impact would have been an increase in pre-tax income of $0.9 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2022, the net impact would have been an increase in pre-tax income of $6.2 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue:
Net revenue:
Facilities management	$1,242,529	16.9%	$1,156,489	19.5%
Property management	438,094	6.0%	408,569	6.9%
Project management	623,961	8.5%	308,117	5.2%
Valuation	181,142	2.5%	159,590	2.7%
Loan servicing	74,015	1.0%	68,841	1.2%
Advisory leasing	772,722	10.5%	520,216	8.8%
Capital markets:
Advisory sales	619,827	8.5%	392,312	6.6%
Commercial mortgage origination	144,870	2.0%	139,865	2.4%
Investment management	150,567	2.1%	132,071	2.2%
Development services	133,190	1.8%	79,058	1.2%
Corporate, other and eliminations	(4,888)	(0.1)%	(6,145)	(0.1)%
Total net revenue	4,376,029	59.7%	3,358,983	56.6%
Pass through costs also recognized as revenue	2,956,904	40.3%	2,579,896	43.4%
Total revenue	7,332,933	100.0%	5,938,879	100.0%
Costs and expenses:
Cost of revenue	5,752,194	78.5%	4,719,546	79.5%
Operating, administrative and other	1,065,996	14.6%	828,327	13.9%
Depreciation and amortization	149,032	2.0%	122,078	2.1%
Asset impairments	10,351	0.1%	—	0.0%
Total costs and expenses	6,977,573	95.2%	5,669,951	95.5%
Gain on disposition of real estate	21,592	0.3%	156	0.0%
Operating income	376,952	5.1%	269,084	4.5%
Equity income from unconsolidated subsidiaries	42,871	0.5%	83,594	1.4%
Other (loss) income	(14,464)	(0.2)%	2,732	0.0%
Interest expense, net of interest income	12,826	0.1%	10,106	0.1%
Income before (benefit from) provision for income taxes	392,533	5.3%	345,304	5.8%
(Benefit from) provision for income taxes	(3,738)	(0.1)%	76,327	1.3%
Net income	396,271	5.4%	268,977	4.5%
Less: Net income attributable to non-controlling interests	3,974	0.1%	2,775	0.0%
Net income attributable to CBRE Group, Inc.	$392,297	5.3%	$266,202	4.5%

Consolidated Adjusted EBITDA (1)	$595,699	8.1%	$493,919	8.3%

Adjusted EBITDA attributable to non-controlling interests (1)	$18,500		$2,775
Adjusted EBITDA attributable to CBRE Group, Inc. (1)	$577,199		$491,144
_______________________________
(1)In conjunction with the acquisition of a 60% interest in Turner & Townsend in the fourth quarter of 2021, we modified our definition of Consolidated Adjusted EBITDA and Segment Operating Profit (SOP) to be inclusive of net income attributable to non-controlling interests and have recast prior periods to conform to this definition.
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
Consolidated adjusted EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to CBRE Group, Inc.	$392,297	$266,202
Net income attributable to non-controlling interests	3,974	2,775
Net income	396,271	268,977
Add:
Depreciation and amortization	149,032	122,078
Asset impairments	10,351	—
Interest expense, net of interest income	12,826	10,106
(Benefit from) provision for income taxes	(3,738)	76,327
Carried interest incentive compensation expense to align with the timing of associated revenue	22,856	15,332
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(1,696)	1,099
Costs incurred related to legal entity restructuring	1,676	—
Integration and other costs related to acquisitions	8,121	—
Consolidated Adjusted EBITDA	$595,699	$493,919

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
We reported consolidated net income of $392.3 million for the three months ended March 31, 2022 on revenue of $7.3 billion as compared to consolidated net income of $266.2 million on revenue of $5.9 billion for the three months ended March 31, 2021.
Our revenue on a consolidated basis for the three months ended March 31, 2022 increased by $1.4 billion, or 23.5%, as compared to the three months ended March 31, 2021. The revenue increase reflects growth across the three business segments; Advisory Services gross revenue increased by $540.4 million or 31.6% as all lines of businesses experienced growth this quarter as compared to same quarter in prior year. However, growth in sales and lease revenue were the most significant as we continue to recover from the impacts of the pandemic across our major markets. Revenue in our Global Workplace Solutions segment increased more than 19% primarily due to an increase in the project management revenue stream which now also reflects a full quarter contribution from our Turner & Townsend partnership. Revenue in the Real Estate Investment services segment was up 34% as we continue to realize elevated asset management fees driven by asset appreciation and increased development and construction revenue due to a robust deal portfolio. Foreign currency translation had a 2.0% negative impact on total revenue during the three months ended March 31, 2022, primarily driven by weakness in the British pound sterling, euro and Japanese yen, partially offset by strength in the Chinese yuan and Canadian dollar.
Our cost of revenue on a consolidated basis increased by $1.0 billion, or 21.9%, during the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to higher commission expense associated with our Advisory Services segment due to growth in our sales and leasing business. In addition, our Real Estate Investment segment experienced a shift in the composition of its revenue this quarter comprising of an increased contribution from development services, which incurs cost of revenue in its UK multifamily developments, as compared to investment management and the remainder of developments services, which does not have an associated cost of revenue. In addition, foreign currency translation had a 1.9% positive impact on total cost of revenue during the three months ended March 31, 2022. Cost of revenue as a percentage of revenue decreased to 78.5% for the three months ended March 31, 2022 from 79.5% for the three months ended March 31, 2021, primarily due to project management revenue stream from Turner & Townsend, which generally has a higher margin and contributed to the decline in the above ratio.
Our operating, administrative and other expenses on a consolidated basis increased by $237.7 million, or 28.7%, during the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to an increase in compensation and benefits for support staff given the expansion of the business, employee recruitment costs, business promotion, advertising and travel, overall bonus accrual, acquisition and integration related costs and higher charitable contributions and donations as compared to the three months ended March 31, 2021. In addition, the current quarter also included operating expenses from our Turner & Townsend business. Foreign currency translation had a 2.2% positive impact on total operating, administrative and other expenses during the three months ended March 31, 2022. Operating expenses as a percentage of revenue increased slightly to 14.6% for the three months ended March 31, 2022 from 13.9% for the three months ended March 31, 2021.
Our depreciation and amortization expense on a consolidated basis increased by $27.0 million, or 22.1%, during the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily attributable to amortization of backlog and customer relationship intangibles from the acquisition of Turner & Townsend, with no comparable activity in the prior period.
We recorded $10.4 million in asset impairment during the three months ended March 31, 2022 related to our exit of the Advisory Services business in Russia. There was no impairment recorded in prior period.
Our gain on disposition of real estate on a consolidated basis was $21.6 million for the three months ended March 31, 2022, which was an increase over the prior year period, due to an increase in property sales on consolidated deals within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries decreased by $40.7 million, or 48.7%, during the three months ended March 31, 2022 as compared to the same period in 2021, primarily driven by a decrease in the fair value adjustment of our non-core strategic equity investment in Altus Power, Inc. (Altus). This was partially offset by higher equity earnings associated with property sales reported in our Real Estate Investments segment and a positive fair value adjustment related to Industrious in the Advisory Services segment.
Our consolidated interest expense, net of interest income, increased by $2.7 million, or 26.9%, for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to interest expense associated with the 2.500% senior notes issued in March 2021.
Our benefit from income taxes on a consolidated basis was $3.7 million for the three months ended March 31, 2022 as compared to a provision for income taxes of $76.3 million for the three months ended March 31, 2021. The decrease of $80.1 million is primarily related to the recognition of a net discrete tax benefit of approximately $82.2 million attributable to an outside basis difference recognized as a result of legal entity restructuring, offset by an increase in our consolidated pre-tax book income. Our effective tax rate decreased to (1.0)% for the three months ended March 31, 2022 from 22.1% for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the recognition of a net discrete tax benefit of approximately $82.2 million attributable to an outside basis difference recognized as a result of legal entity restructuring.

Segment Operations

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments.
Advisory Services provides a comprehensive range of services globally, including property leasing, property sales, mortgage services, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Real Estate Investments includes investment management services provided globally and development services in the U.S., U.K. and Continental Europe.
We also have a Corporate and Other segment. Corporate primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. It also includes eliminations related to inter-segment revenue. For additional information on our segments, see Note 14 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue:
Net revenue:
Property management	$438,094	19.5%	$408,569	23.9%
Valuation	181,142	8.1%	159,590	9.3%
Loan servicing	74,015	3.3%	68,841	4.0%
Advisory leasing	772,722	34.4%	520,216	30.5%
Capital markets:
Advisory sales	619,827	27.6%	392,312	23.0%
Commercial mortgage origination	144,870	6.3%	139,865	8.2%
Total segment net revenue	2,230,670	99.2%	1,689,393	98.9%
Pass through costs also recognized as revenue	17,778	0.8%	18,619	1.1%
Total segment revenue	2,248,448	100.0%	1,708,012	100.0%
Costs and expenses:
Cost of revenue	1,312,291	58.4%	987,577	57.8%
Operating, administrative and other	480,255	21.4%	388,607	22.8%
Depreciation and amortization	74,887	3.3%	69,754	4.1%
Asset impairments	10,351	0.4%	—	0.0%
Operating income	370,664	16.5%	262,074	15.3%
Equity income from unconsolidated subsidiaries	9,756	0.5%	750	0.0%
Other (loss) income	(4)	0.0%	1	0.0%
Add-back: Depreciation and amortization	74,887	3.3%	69,754	4.2%
Add-back: Asset impairments	10,351	0.4%	—	0.0%
Segment operating profit and segment operating profit on revenue margin (1)	$465,654	20.7%	$332,579	19.5%
Segment operating profit on net revenue margin		20.9%		19.7%

Segment operating profit attributable to non-controlling interests (1)	$970		$279
Segment operating profit attributable to CBRE Group, Inc. (1)	$464,684		$332,300
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 14 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue increased by $540.4 million, or 31.6%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. All lines of businesses in Advisory Services segment experienced growth in the current quarter as compared to prior year. The expansion was primarily led by sales and lease revenue which increased approximately 58% and 49%, respectively. Growth in leasing revenue was supported by continuous recovery in industrial and office sectors, mainly in the United States, which saw an increase of over 50% this quarter as compared to prior period. Strong property sales growth was broad-based in the first quarter of 2022, across all major geographies with Pacific, North Asia and the US being particular standouts. Our valuation line of business also experienced a notable growth of more than 10% primarily in the Americas due to increased demand fueled by ongoing improvement in the market conditions. Foreign currency translation had a 2.3% negative impact on total revenue during the three months ended March 31, 2022, primarily driven by weakness in the Australian dollar, euro and Japanese yen.
Cost of revenue increased by $324.7 million, or 32.9%, for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to increased commission expense resulting from higher sales and leasing revenue. Foreign currency translation had a 2.1% positive impact on total cost of revenue during the three months ended March 31, 2022. Cost of revenue as a percentage of revenue increased to 58.4% for the three months ended March 31, 2022 versus 57.8% for the same period in 2021 This slight decrease in margin is primarily due to a decrease in high margin originated mortgage servicing rights gains in the current period compared to prior period.
Operating, administrative and other expenses increased by $91.6 million, or 23.6%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in marketing expenses, support staff compensation and benefits, overall bonus accrual, and stock compensation expenses as compared to three months ended March 31, 2021. Foreign currency translation had a 2.8% positive impact on total operating expenses during the three months ended March 31, 2022.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended March 31, 2022, MSRs contributed to operating income $35.2 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $41.0 million of amortization of related intangible assets. For the three months ended March 31, 2021, MSRs contributed to operating income $50.3 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $35.7 million of amortization of related intangible assets.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue:
Net revenue:
Facilities management	$1,242,529	25.9%	$1,156,489	28.7%
Project management	623,961	12.9%	308,117	7.7%
Total segment net revenue	1,866,490	38.8%	1,464,606	36.4%
Pass through costs also recognized as revenue	2,939,126	61.2%	2,561,277	63.6%
Total segment revenue	4,805,616	100.0%	4,025,883	100.0%
Costs and expenses:
Cost of revenue	4,373,967	91.0%	3,697,773	91.8%
Operating, administrative and other	239,386	5.0%	176,011	4.4%
Depreciation and amortization	61,969	1.3%	34,459	0.9%
Operating income	130,294	2.7%	117,640	2.9%
Equity income (loss) from unconsolidated subsidiaries	863	0.0%	(182)	0.0%
Other income	1,489	0.0%	266	0.0%
Add-back: Depreciation and amortization	61,969	1.3%	34,459	0.9%
Adjustments:
Integration and other costs related to acquisitions	8,121	0.2%	—	0.0%
Segment operating profit and segment operating profit on revenue margin (1)	$202,736	4.2%	$152,183	3.8%
Segment operating profit on net revenue margin		10.9%		10.4%

Segment operating profit attributable to non-controlling interests (1)	$16,854		$6
Segment operating profit attributable to CBRE Group, Inc. (1)	$185,882		$152,177
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 14 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue increased by $779.7 million, or 19.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily attributable to growth in both facilities management line of business, which is contractual in nature, and in project management. We recorded approximately $312.1 million in revenue from Turner & Townsend during the quarter with no such activity in the comparable period. Excluding Turner & Townsend, revenue rose nearly 12% with project management up 27% and facilities management up 9%. Foreign currency translation had a 1.8% negative impact on total revenue during the three months ended March 31, 2022, primarily driven by weakness in the Japanese yen, British pound sterling and euro, partially offset by strength in the Chinese yuan and Canadian dollar.
Cost of revenue increased by $676.2 million, or 18.3%, for the three months ended March 31, 2022 as compared to the same period in 2021, driven by the higher revenue leading to higher pass through costs and higher professional compensation. Foreign currency translation had a 1.8% positive impact on total cost of revenue during the three months ended March 31, 2022. Cost of revenue as a percentage of revenue decreased slightly to 91.0% for the three months ended March 31, 2022 from 91.8% for the same period in 2021, primarily due to increase in project management revenue with generally has higher margins.
Operating, administrative and other expenses increased by $63.4 million, or 36.0%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was attributable to higher support staff compensation and benefits, stock compensation expense, integration costs associated with the Turner & Townsend transaction. In addition, we recorded operating expenses incurred by Turner & Townsend this quarter with no such activity in the comparable period. Foreign currency translation had a 2.0% positive impact on total operating expenses during the three months ended March 31, 2022.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments operating segment for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue:
Investment management	$150,567	53.1%	$132,071	62.6%
Development services	133,190	46.9%	79,058	37.4%
Total segment revenue	283,757	100.0%	211,129	100.0%
Costs and expenses:
Cost of revenue	70,053	24.7%	40,990	19.4%
Operating, administrative and other	246,752	87.0%	180,980	85.7%
Depreciation and amortization	3,856	1.3%	10,430	5.0%
Gain on disposition of real estate	21,592	7.6%	156	0.1%
Operating loss	(15,312)	(5.4%)	(21,115)	(10.0%)
Equity income from unconsolidated subsidiaries	157,440	55.5%	56,894	26.9%
Other (loss) income	(92)	0.0%	427	0.2%
Add-back: Depreciation and amortization	3,856	1.3%	10,430	5.0%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	22,856	8.1%	15,332	7.3%
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	(1,696)	(0.6)%	1,099	0.5%
Segment operating profit (1)	$167,052	58.9%	$63,067	29.9%

Segment operating profit attributable to non-controlling interests (1)	$674		$2,736
Segment operating profit attributable to CBRE Group, Inc. (1)	$166,378		$60,331
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 14 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue increased by $72.6 million, or 34.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by an increase in real estate sales, primarily in the United Kingdom, and an increase in development and construction management fees in our development services line of business globally. Investment management fees increased, supported by co-investment returns which benefited from appreciating asset values. Foreign currency translation had a 3.2% negative impact on total revenue during the three months ended March 31, 2022, primarily driven by weakness in the British pound sterling and euro.
Cost of revenue increased by $29.1 million, or 70.9%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by a change in composition of revenue this quarter. Revenue from global development services, which has an associated cost of revenue in its UK multifamily developments, increased to 46.9% of total segment revenue as compared to 37.4% last year. Revenue from investment management and the remainder of depeloment services, which have no associated cost of revenue, contributed 53.1% to total segment revenue as compared to 62.6% last year. Foreign currency translation had a 4.5% positive impact on total cost of revenue during the three months ended March 31, 2022.
Operating, administrative and other expenses increased by $65.8 million, or 36.3%, for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to an increase in compensation and profit share in our development services and investment management line of business consistent with higher revenue growth. Foreign currency translation had a 2.0% positive impact on total operating expenses during the three months ended March 31, 2022.
Our equity income from unconsolidated subsidiaries on a consolidated basis increased by $100.5 million, or 176.7%, during the three months ended March 31, 2021 as compared to the same period in 2020, primarily driven by higher equity earnings associated with property sales reported in the development line of business.

A roll forward of our AUM by product type for the three months ended March 31, 2022 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2021	$56.6	$73.6	$11.7	$141.9
Inflows	3.8	2.3	0.9	7.0
Outflows	(0.6)	(3.6)	(0.3)	(4.5)
Market appreciation (depreciation)	1.8	0.8	(0.2)	2.4
Balance at March 31, 2022	$61.6	$73.1	$12.1	$146.8
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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. The following table summarizes our results of operations for our Corporate and other segment for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, (1)
	2022	2021
Elimination of inter-segment revenue	$(4,888)	$(6,145)
Costs and expenses:
Cost of revenue	(4,117)	(6,794)
Operating, administrative and other	99,603	82,729
Depreciation and amortization	8,320	7,435
Operating loss	(108,694)	(89,515)
Equity (loss) income from unconsolidated subsidiaries	(125,188)	26,132
Other (loss) income	(15,857)	2,038
Add-back: Depreciation and amortization	8,320	7,435
Adjustments:
Costs incurred related to legal entity restructuring	1,676	—
Segment operating loss	$(239,743)	$(53,910)
_______________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
Operating, administrative and other expenses for our corporate function were approximately $99.6 million for the three months ended March 31, 2022, an increase of 20.4% as compared to the three months ended March 31, 2021. This was primarily due to an increase in general compensation and related benefits, an increase in charitable contributions and donations, and an increase in third party costs to support various growth initiatives, partially offset by a relatively lower stock compensation expense as compared to prior period when we recorded a catch up related change in estimate due to better than expected company performance.
Equity loss from unconsolidated subsidiaries was approximately $125.2 million for the three months ended March 31, 2022, a decrease of 579.1% as compared to the three months ended March 31, 2021. This was primarily due to an unfavorable adjustment of $117.0 million recorded on our investment in Altus coupled with other insignificant mark to market adjustments for investments where the fair value option has been elected.
Other loss was approximately $15.9 million for the three months ended March 31, 2022. This is primarily comprised of net unfavorable activity related to unrealized and realized gain/loss on equity and available for sale debt securities owned by our wholly-owned captive insurance company. These mark to market adjustments were in a net favorable position same period in prior year.
Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2022 include up to approximately $316 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2022, we incurred $39.9 million of capital expenditures, net of tenant concessions received, which includes approximately $4.7 million related to technology enablement. As of March 31, 2022, we had aggregate commitments of $115.2 million to fund future co-investments in our Real Estate Investments business, $32.1 million of which is expected to be funded in 2022. Additionally, as of March 31, 2022, we are committed to fund additional capital of $49.7 million and $100.9 million, respectively, to unconsolidated subsidiaries and to consolidated projects within our Real Estate Investments business. As of March 31, 2022, we had $3.1 billion of borrowings available under our revolving credit facilities and $1.5 billion of cash and cash equivalents available for general corporate use.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2022, we had accrued deferred purchase consideration totaling $615.2 million ($88.9 million of which was a current liability), which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
Lastly, as described in our 2021 Annual Report, in February 2019, our board of directors authorized a program for the repurchase of up to $500.0 million of our Class A common stock over three years (the 2019 program). During the year ended December 31, 2021, we repurchased 3,122,054 shares of our Class A common stock with an average price of $92.03 per share using cash on hand for $287.3 million under the 2019 program. During the three months ended March 31, 2022, we repurchased an additional 615,108 shares of our Class A common stock with an average price of $101.88 per share using cash on hand for $62.7 million. As of March 31, 2022, no capacity remained under the 2019 program.
In November 2021, our board of directors authorized a new program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). During the year ended December 31, 2021, we repurchased 832,315 shares of our Class A common stock with an average price of $102.82 per share using cash on hand for $85.6 million. During the three months ended March 31, 2022, we repurchased an additional 3,563,278 shares of our common stock with an average price of $92.10 per share using cash on hand for $328.2 million. As of March 31, 2022 and May 3, 2022, respectively, we had $1.59 billion and $1.35 billion of capacity remaining under the 2021 program.
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
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $393.5 million for the three months ended March 31, 2022, an increase of $200.1 million as compared to the three months ended March 31, 2021. The primary drivers that contributed to the increased usage were as follows: (1) the net cash outflow associated with net working capital deteriorated in the current period as compared to same period last year by approximately $460.1 million. This was primarily due to timing of certain cash tax payments and refunds, increased issuance of incentive compensation in the form of producer based loans, lagged collection of receivables, higher outflow related to net bonus payments. This was partially offset by lower outflow this quarter as compared to prior period related to settlement of accounts payable and other accrued expenses, and (2) the net impact from the growth in our real estate under development portfolio was approximately $25.5 million this quarter as compared to prior period contributing to the increased cash usage.
These were partially offset by higher net income in the current quarter as compared to prior period, an increase in non-cash equity income pick up and distributions from unconsolidated subsidiaries as compared to prior period and non-cash asset impairment charges.
Investing Activities
Net cash used in investing activities totaled $95.6 million for the three months ended March 31, 2022, a decrease of $98.3 million as compared to the three months ended March 31, 2021. This decrease was primarily driven by lower contributions to our unconsolidated investments (we made our contributions in Industrious in prior period), an increase in cash used for strategic in-fill acquisitions, and an increase of capital expenditures compared to 2021, partially offset by $5.3 million in lower distributions received from unconsolidated subsidiaries.
Financing Activities
Net cash used in financing activities totaled $209.0 million for the three months ended March 31, 2022 as compared to net cash provided by financing activities of $402.0 million for the three months ended March 31, 2021. The increased usage during the quarter was primarily due to $367.9 million used to repurchase shares as compared to $61.1 million in prior period. In addition, the cash flow benefited from the issuance of the 2.500% senior notes in the prior period. This was partially offset by $210.0 million in proceeds from our revolving credit facility received this quarter whereas no such proceeds were received in the prior period.

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
Long-Term Debt
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such agreement, as amended by a December 20, 2018 incremental loan assumption agreement and such March 4, 2019 incremental assumption agreement, is collectively referred to in this Quarterly Report as the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from a new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement. On July 9, 2021, CBRE Services entered into an additional incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million (the 2019 Credit Agreement, as amended by the July 9, 2021 incremental assumption agreement is collectively referred to in this Quarterly Report as the 2021 Credit Agreement). On December 10, 2021, CBRE Services and certain of the other borrowers entered into an amendment of the 2021 Credit Agreement which (i) changed the interest rate applicable to revolving borrowings denominated in Sterling from a LIBOR-based rate to a rate based on the Sterling Overnight Index Average (SONIA) and (ii) changed the interest rate applicable to revolving borrowings denominated in Euros from a LIBOR-based rate to a rate based on EURIBOR. The revised interest rates went into effect on January 1, 2022.
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. As of March 31, 2022, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024 and (2) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. On November 23, 2021, we repaid our $300.0 million tranche A term loan facility under the 2021 Credit Agreement.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 2.500% senior notes are jointly and severally guaranteed on a senior basis by us and any domestic subsidiary of CBRE Services that guarantees our 2019 Credit Agreement. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1.
On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by us and any domestic subsidiary of CBRE Services that guarantees our 2019 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1.
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

	March 31, 2022	December 31, 2021
Balance Sheet Data:
Current assets	$7,860	$8,604
Noncurrent assets (1)	8,389	34,711
Total assets (1)	16,249	43,315

Current liabilities	$242,008	$17,610
Noncurrent liabilities (1)	1,254,607	1,083,584
Total liabilities (1)	1,496,615	1,101,194

	Three Months Ended March 31,
	2022	2021 (2)
Statement of Operations Data:
Revenue	$—	$3,246,106
Operating (loss) income	(540)	76,144
Net income	5,682	108,000
_______________________________
(1)Includes $170.5 million of intercompany loan payables and $25.3 million of intercompany loan receivables from non-guarantor subsidiaries as of March 31, 2022 and December 31, 2021, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
(2)Amounts include activity related to our subsidiaries that were still listed as guarantors for the period presented.
For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2021 Annual Report and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $3.15 billion revolving credit facility under the 2021 Credit Agreement and warehouse lines of credit with certain third-party lenders. As of March 31, 2022, $210.0 million was outstanding under the revolving credit facility, as well as letters of credit totaling $2.0 million. As of May 9, 2022, $600.0 million was outstanding under the revolving credit facility. In addition, Turner & Townsend maintains a £120.0 million revolving credit facility under the March 31, 2022 credit agreement, with an additional accordion option of £20.0 million. For additional information on all of our short-term borrowings, see Notes 5 and 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2021 Annual Report and Notes 4 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Off –Balance Sheet Arrangements
We do not have off-balance sheet arrangements that we believe could have a material current or future impact on our financial condition, liquidity or results of operations. Our off-balance sheet arrangements are described in Note 10 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.

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
The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:
•disruptions in general economic, political and regulatory conditions and significant public health events or the outbreak of war, particularly in geographies or industry sectors where our business may be concentrated;
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
•changes in U.S. and international law and regulatory environments (including relating to anti-corruption, anti-money laundering, trade sanctions, tariffs, currency controls and other trade control laws), particularly in Asia, Africa, Russia, Eastern Europe and the Middle East, due to certain conflicts and the level of political instability in those regions;
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
•the performance of our equity investments in companies we do not control; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2021 Annual Report, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of March 31, 2022, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $440.4 million at March 31, 2022. Based on dealers’ quotes, the estimated fair value of our 4.875% senior notes and 2.500% senior notes was $628.1 million and $445.5 million, respectively, at March 31, 2022.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2022, the net impact of the additional interest cost would be a decrease of $1.1 million on pre-tax income and a decrease of $1.1 million in cash provided by operating activities for the three months ended March 31, 2022.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of March 31, 2022 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2021 Annual Report.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Remediation
As previously described in Part II, Item 9A of our 2021 Annual Report, we developed remediation plans to address the material weaknesses in our internal controls over financial reporting. Such weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2021 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2021 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended March 31, 2022 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 31, 2022	514,303	$101.84	514,303
February 1, 2022 - February 28, 2022	549,953	98.37	549,953
March 1, 2022 - March 31, 2022	3,114,130	91.31	3,114,130
	4,178,386	$93.54	4,178,386	$1,586,260
_______________________________
(1)During 2019, our board of directors authorized a program for the company to repurchase up to $500.0 million of our Class A common stock over three years. In November 2021, our board of directors authorized a new program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021, bringing the total authorized amount under both programs to a total of $2.5 billion. During the first quarter of 2022, we repurchased $390.8 million of our common stock under these programs. The remaining $1.59 billion in the table represents the amount available to repurchase shares under the authorized repurchase programs as of March 31, 2022.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020
10.1	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Time Vest) +	10-K	001-32205	10.23	03/01/2022
10.2	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Performance Vest) +	10-K	001-32205	10.24	03/01/2022
10.3	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Non-Employee Director) +	10-K	001-32205	10.25	03/01/2022
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________
+    Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: May 9, 2022	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Global Group President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: May 9, 2022	/s/ MADELEINE BARBER
Madeleine Barber Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)