Form 10-Q
period 2022-06-30
CBRE GROUP, INC.
filed 2022-08-05
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at July 29, 2022 was 321,171,475.

FORM 10-Q
June 30, 2022

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,192,783	$2,430,951
Restricted cash	137,933	108,830
Receivables, less allowance for doubtful accounts of $94,568 and $97,588 at June 30, 2022 and December 31, 2021, respectively	5,122,787	5,150,473
Warehouse receivables	1,034,025	1,303,717
Prepaid expenses	350,409	333,885
Contract assets	344,750	338,749
Income taxes receivable	20,759	44,104
Other current assets	668,770	371,656
Total Current Assets	8,872,216	10,082,365
Property and equipment, net of accumulated depreciation and amortization of $1,352,276 and $1,288,509 at June 30, 2022 and December 31, 2021, respectively	778,535	816,092
Goodwill	4,794,847	4,995,175
Other intangible assets, net of accumulated amortization of $1,809,034 and $1,725,280 at June 30, 2022 and December 31, 2021, respectively	2,256,613	2,409,427
Operating lease assets	1,040,233	1,046,377
Investments in unconsolidated subsidiaries (with $770,898 and $813,031 at fair value at June 30, 2022 and December 31, 2021, respectively)	1,201,745	1,196,088
Non-current contract assets	147,964	135,626
Real estate under development	234,341	326,416
Non-current income taxes receivable	41,488	33,150
Deferred tax assets, net	157,997	157,032
Other assets, net	912,693	875,743
Total Assets	$20,438,672	$22,073,491
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,825,499	$2,916,331
Compensation and employee benefits payable	1,478,874	1,539,291
Accrued bonus and profit sharing	1,082,161	1,694,590
Contract liabilities	281,988	280,659
Operating lease liabilities	224,982	232,423
Income taxes payable	178,160	246,035
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,017,949	1,277,451
Revolving credit facility	310,000	—
Other short-term borrowings	37,633	32,668
Total short-term borrowings	1,365,582	1,310,119
Other current liabilities	186,547	199,421
Total Current Liabilities	7,623,793	8,418,869
Long-term debt, net of current maturities	1,503,494	1,538,123
Non-current operating lease liabilities	1,095,047	1,116,562
Non-current tax liabilities	127,754	144,884
Non-current income taxes payable	54,761	54,761
Deferred tax liabilities, net	269,717	405,258
Other liabilities	869,122	1,035,917
Total Liabilities	11,543,688	12,714,374
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 322,117,764 and 332,875,959 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,221	3,329
Additional paid-in capital	—	798,892
Accumulated earnings	9,084,358	8,366,631
Accumulated other comprehensive loss	(951,569)	(640,659)
Total CBRE Group, Inc. Stockholders’ Equity	8,136,010	8,528,193
Non-controlling interests	758,974	830,924
Total Equity	8,894,984	9,359,117
Total Liabilities and Equity	$20,438,672	$22,073,491
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$7,771,278	$6,458,613	$15,104,211	$12,397,492
Costs and expenses:
Cost of revenue	6,053,984	5,016,759	11,806,178	9,736,305
Operating, administrative and other	1,188,819	957,216	2,254,815	1,785,543
Depreciation and amortization	162,359	119,085	311,391	241,163
Asset impairments	26,405	—	36,756	—
Total costs and expenses	7,431,567	6,093,060	14,409,140	11,763,011
Gain on disposition of real estate	177,226	929	198,818	1,085
Operating income	516,937	366,482	893,889	635,566
Equity income from unconsolidated subsidiaries	119,168	212,132	162,039	295,726
Other (loss) income	(6,909)	12,045	(21,373)	14,777
Interest expense, net of interest income	18,518	13,772	31,344	23,878
Income before provision for income taxes	610,678	576,887	1,003,211	922,191
Provision for income taxes	120,762	133,445	117,024	209,772
Net income	489,916	443,442	886,187	712,419
Less: Net income attributable to non-controlling interests	2,594	805	6,568	3,580
Net income attributable to CBRE Group, Inc.	$487,322	$442,637	$879,619	$708,839
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.50	$1.32	$2.68	$2.11
Weighted average shares outstanding for basic income per share	325,415,305	335,643,233	328,692,585	335,751,530
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.48	$1.30	$2.64	$2.09
Weighted average shares outstanding for diluted income per share	329,843,710	339,502,871	333,514,398	339,541,354
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$489,916	$443,442	$886,187	$712,419
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(303,894)	18,402	(385,179)	(33,944)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	107	107	215	214
Unrealized holding losses on available for sale debt securities, net of tax	(2,116)	(508)	(3,847)	(1,186)
Other, net of tax	(100)	—	—	—
Total other comprehensive (loss) income	(306,003)	18,001	(388,811)	(34,916)
Comprehensive income	183,913	461,443	497,376	677,503
Less: Comprehensive (loss) income attributable to non-controlling interests	(53,280)	835	(71,333)	3,502
Comprehensive income attributable to CBRE Group, Inc.	$237,193	$460,608	$568,709	$674,001
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$886,187	$712,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311,391	241,163
Amortization of financing costs	3,407	3,317
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(87,150)	(132,004)
Asset impairments	36,756	—
Net realized and unrealized losses (gains), primarily from investments	27,251	(14,777)
Provision for doubtful accounts	7,781	12,789
Net compensation expense for equity awards	82,322	85,233
Equity income from unconsolidated subsidiaries	(162,039)	(295,726)
Distribution of earnings from unconsolidated subsidiaries	315,255	232,627
Proceeds from sale of mortgage loans	7,270,423	7,902,512
Origination of mortgage loans	(6,984,779)	(7,578,056)
Decrease in warehouse lines of credit	(259,502)	(281,808)
Tenant concessions received	4,250	12,874
Purchase of equity securities	(13,931)	(3,896)
Proceeds from sale of equity securities	25,296	5,488
Decrease (increase) in real estate under development	74,127	(27,894)
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(509,350)	(100,368)
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(194,236)	(275,591)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(573,809)	(359,365)
(Increase) decrease in net income taxes receivable/payable	(60,160)	83,325
Other operating activities, net	(138,574)	4,856
Net cash provided by operating activities	60,916	227,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96,722)	(75,944)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(45,377)	(57,920)
Contributions to unconsolidated subsidiaries	(220,492)	(245,714)
Distributions from unconsolidated subsidiaries	42,006	36,207
Other investing activities, net	(8,357)	(1,120)
Net cash used in investing activities	(328,942)	(344,491)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	310,000	—
Proceeds from notes payable on real estate	15,706	48,548
Repayment of notes payable on real estate	(16,544)	—
Proceeds from issuance of 2.500% senior notes	—	492,255
Repurchase of common stock	(993,769)	(88,275)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(28,431)	(3,421)
Units repurchased for payment of taxes on equity awards	(34,841)	(36,275)
Non-controlling interest contributions	713	527
Non-controlling interest distributions	(370)	(3,377)
Other financing activities, net	(12,960)	(30,958)
Net cash (used in) provided by financing activities	(760,496)	379,024
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(180,543)	(44,089)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,209,065)	217,562
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,539,781	2,039,247
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,330,716	$2,256,809
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27,745	$16,212
Income tax payments, net	$336,266	$131,156
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2022	$3,296	$409,187	$8,758,928	$(701,440)	$812,854	$9,282,825
Net income	—	—	487,322	—	2,594	489,916
Net compensation expense for equity awards	—	45,459	—	—	—	45,459
Units repurchased for payment of taxes on equity awards	—	(3,446)	—	—	—	(3,446)
Repurchase of common stock	(75)	(449,342)	(161,892)	—	—	(611,309)
Foreign currency translation loss	—	—	—	(248,020)	(55,874)	(303,894)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	107	—	107
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(2,116)	—	(2,116)
Contributions from non-controlling interests	—	—	—	—	503	503
Distributions to non-controlling interests	—	—	—	—	(157)	(157)
Other	—	(1,858)	—	(100)	(946)	(2,904)
Balance at June 30, 2022	$3,221	$—	$9,084,358	$(951,569)	$758,974	$8,894,984

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2021	$3,359	$1,013,287	$6,796,259	$(582,535)	$41,014	$7,271,384
Net income	—	—	442,637	—	805	443,442
Net compensation expense for equity awards	—	49,447	—	—	—	49,447
Units repurchased for payment of taxes on equity awards	—	(1,392)	—	—	—	(1,392)
Repurchase of common stock	(3)	(24,130)	—	—	—	(24,133)
Foreign currency translation gain	—	—	—	18,372	30	18,402
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	107	—	107
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(508)	—	(508)
Contributions from non-controlling interests	—	—	—	—	455	455
Distributions to non-controlling interests	—	—	—	—	(725)	(725)
Other	1	(35,380)	—	—	(424)	(35,803)
Balance at June 30, 2021	$3,357	$1,001,832	$7,238,896	$(564,564)	$41,155	$7,720,676
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2021	$3,329	$798,892	$8,366,631	$(640,659)	$830,924	$9,359,117
Net income	—	—	879,619	—	6,568	886,187
Net compensation expense for equity awards	—	82,322	—	—	—	82,322
Units repurchased for payment of taxes on equity awards	—	(34,841)	—	—	—	(34,841)
Repurchase of common stock	(117)	(840,163)	(161,892)	—	—	(1,002,172)
Foreign currency translation loss	—	—	—	(307,278)	(77,901)	(385,179)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	215	—	215
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(3,847)	—	(3,847)
Contributions from non-controlling interests	—	—	—	—	713	713
Distributions to non-controlling interests	—	—	—	—	(370)	(370)
Other	9	(6,210)	—	—	(960)	(7,161)
Balance at June 30, 2022	$3,221	$—	$9,084,358	$(951,569)	$758,974	$8,894,984

	CBRE Group, Inc. Stockholders'
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2020	$3,356	$1,074,639	$6,530,057	$(529,726)	$41,761	$7,120,087
Net income	—	—	708,839	—	3,580	712,419
Net compensation expense for equity awards	—	85,233	—	—	—	85,233
Units repurchased for payment of taxes on equity awards	—	(36,275)	—	—	—	(36,275)
Repurchase of common stock	(11)	(88,264)	—	—	—	(88,275)
Foreign currency translation loss	—	—	—	(33,866)	(78)	(33,944)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	214	—	214
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(1,186)	—	(1,186)
Contributions from non-controlling interests	—	—	—	—	527	527
Distributions to non-controlling interests	—	—	—	—	(3,377)	(3,377)
Other	12	(33,501)	—	—	(1,258)	(34,747)
Balance at June 30, 2021	$3,357	$1,001,832	$7,238,896	$(564,564)	$41,155	$7,720,676
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
Considerations Related to the Covid-19 Pandemic and the war in Ukraine
During the first quarter of 2020, the emergence of the novel coronavirus (Covid-19) resulted in sharp contraction of economic and commercial real estate activity across much of the world. Commercial real estate markets recovered strongly beginning in 2021 and continuing into the second quarter of 2022. However, it is expected the pandemic has structurally changed the utilization of many types of commercial real estate, which likely will impact our business. In addition, Russia’s invasion of Ukraine and ongoing military conflict pose heightened risk for our operations in Europe, and have exacerbated supply chain disruptions, high inflation and other macro challenges already affecting the global economy. As a result of Russia’s invasion, we elected to exit most of our business in Russia, although we have a limited number of employees managing facilities for existing global clients that continue to operate there.
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
In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Topic 820, Fair Value Measurement, states that a reporting entity should consider the characteristics of the asset or liability when measuring the fair value, including restrictions on the sale of the asset or liability, if a market participant would take those characteristics into account and the key to that determination is the unit of account for the asset or liability being measured at fair value. Topic 820 contains conflicting guidance on what the unit of account is when measuring the fair value of an equity security and this has resulted in diversity in practice on whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring equity security’s fair value. To address this, the amendments in the ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about the restriction including the nature and remaining duration of the restriction. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.    Turner & Townsend Acquisition
On November 1, 2021, we acquired a 60% ownership interest in, and entered into a strategic partnership with Turner & Townsend Holdings Limited (Turner & Townsend). Turner & Townsend is a leading professional services company specializing in program management, project management, cost and commercial management and advisory services across the real estate, infrastructure and natural resources sectors, and is reported in our Global Workplace Solutions segment. The Turner & Townsend acquisition was funded with cash on hand. The preliminary purchase accounting has been recorded in the accompanying consolidated financial statements (with no changes made in 2022). The excess purchase price over the fair value of net assets acquired and non-controlling interest has been recorded to goodwill. The goodwill arising from the Turner & Townsend acquisition consists largely of the synergies and opportunities to deliver a premier project, program and cost management services. The goodwill recorded in connection with the Turner & Townsend acquisition was not deductible for tax purposes. The purchase price allocation for the business combination is preliminary, primarily for intangibles, and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date.
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At June 30, 2022 and December 31, 2021, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2021	$1,303,717
Origination of mortgage loans	6,984,779
Gains (premiums on loan sales)	23,563
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(7,246,860)
Cash collections of premiums on loan sales	(23,563)
Proceeds from sale of mortgage loans	(7,270,423)
Net decrease in mortgage servicing rights included in warehouse receivables	(7,611)
Ending balance at June 30, 2022	$1,034,025

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of June 30, 2022 and December 31, 2021 (dollars in thousands):

			June 30, 2022		December 31, 2021
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	10/17/2022	daily floating rate SOFR rate plus 1.60%, with a SOFR adjustment rate of 0.05%	$1,335,000	$782,673	$1,335,000	$742,124
JP Morgan	10/17/2022	daily floating rate SOFR rate plus 2.75%, with a SOFR adjustment rate of 0.05%	15,000	884	15,000	4,326
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	58,705	650,000	133,084
TD Bank, N.A. (TD Bank) (3)	7/15/2022	daily floating rate LIBOR plus 1.30%	800,000	78,389	800,000	217,672
Bank of America, N.A. (BofA) (4)	5/24/2023	daily floating rate SOFR rate plus 1.25%, with a SOFR adjustment rate of 0.10%	350,000	93,458	350,000	178,600
BofA (5)	5/24/2023	daily floating rate SOFR rate 1.25%, with a SOFR adjustment rate of 0.10%	250,000	—	250,000	—
MUFG Union Bank, N.A. (Union Bank) (6)	6/27/2023	daily floating rate SOFR plus 1.30%	200,000	3,840	200,000	1,645
			$3,600,000	$1,017,949	$3,600,000	$1,277,451
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
(3)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. Effective June 28, 2021, this facility was renewed with a revised interest rate of daily floating rate LIBOR plus 1.25% and a maturity date of July 15, 2022. Effective July 16, 2022, this facility was renewed with a revised interest rate of daily floating rate SOFR rate plus 1.30%, with a SOFR adjustment rate of 0.10% and a maturity date of July 15, 2023. As of June 30, 2022, the uncommitted $400.0 million temporary line of credit was not utilized.
(4)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. Effective May 25, 2022, this facility was renewed with a revised interest rate of daily floating rate SOFR rate plus 1.25%, with a SOFR adjustment rate of 0.10% and a maturity date of May 24, 2023. The sublimit is subject to an interest rate of daily floating rate SOFR plus 1.75%, with a SOFR adjustment rate of 0.10%. As of June 30, 2022, the sublimit borrowing has not been utilized.
(5)Effective May 25, 2022, the advised consent line was renewed for $250.0 million of capacity with a revised interest rate of daily floating rate SOFR rate plus 1.25%, with a SOFR adjustment rate of 0.10%, and a maturity date of May 24, 2023.
(6)Effective June 27, 2022, this facility was renewed with a facility size of $200.0 million and a revised interest rate of daily floating rate SOFR rate plus 1.30% and a maturity date of June 27, 2023.
During the six months ended June 30, 2022, we had a maximum of $1.5 billion of warehouse lines of credit principal outstanding.

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

As of June 30, 2022 and December 31, 2021, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Investments in unconsolidated subsidiaries	$111,220	$109,530
Other current assets	—	4,219
Co-investment commitments	78,799	90,328
Maximum exposure to loss	$190,019	$204,077
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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	As of June 30, 2022
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$6,585	$—	$—	$6,585
Debt securities issued by U.S. federal agencies	—	9,178	—	9,178
Corporate debt securities	—	46,774	—	46,774
Asset-backed securities	—	2,941	—	2,941
Collateralized mortgage obligations	—	163	—	163
Total available for sale debt securities	6,585	59,056	—	65,641
Equity securities	35,484	—	—	35,484
Investments in unconsolidated subsidiaries	138,818	12,009	441,626	592,453
Warehouse receivables	—	1,034,025	—	1,034,025
Other assets	—	—	1,867	1,867
Total assets at fair value	$180,887	$1,105,090	$443,493	$1,729,470
There were no liabilities measured at fair value on a recurring basis as of June 30, 2022.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of December 31, 2021
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$7,002	$—	$—	$7,002
Debt securities issued by U.S. federal agencies	—	9,276	—	9,276
Corporate debt securities	—	50,897	—	50,897
Asset-backed securities	—	3,428	—	3,428
Collateralized mortgage obligations	—	725	—	725
Total available for sale debt securities	7,002	64,326	—	71,328
Equity securities	69,880	—	—	69,880
Investments in unconsolidated subsidiaries	229,900	23,741	406,690	660,331
Warehouse receivables	—	1,303,717	—	1,303,717
Total assets at fair value	$306,782	$1,391,784	$406,690	$2,105,256

Liabilities
Other liabilities	—	—	$10,700	$10,700
Total liabilities at fair value	$—	$—	$10,700	$10,700
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
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At June 30, 2022 and December 31, 2021, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 4). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of June 30, 2022 and December 31, 2021, investments in unconsolidated subsidiaries at fair value using NAV were $178.4 million and $152.7 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	Investment in Unconsolidated Subsidiaries	Other assets (liabilities)
Balance as of March 31, 2022	$367,855	$(1,322)
Transfer in	—	—
Net change in fair value	(26,229)	—
Purchases / Additions	100,000	3,189
Balance as of June 30, 2022	$441,626	$1,867

Balance as of December 31, 2021	$406,690	$(10,700)
Transfer in	—	—
Net change in fair value	(65,064)	—
Purchases / Additions	100,000	12,567
Balance as of June 30, 2022	$441,626	$1,867

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Operations
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Other assets (liabilities)	Other (loss) income
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments:

	Valuation Technique	Unobservable Input	Range
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	14.5% - 26.0%

	Monte Carlo	Volatility	69.0%
		Risk free interest rate	3.02%

Other assets (liabilities)	Discounted cash flow	Discount rate	26.0%
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
During the three months ended June 30, 2022, we recorded a non-cash goodwill impairment charge of $26.4 million in our Real Estate Investments segment for the Telford Homes business. The charge is attributable to the effects of elevated inflation on construction, materials and labor costs. This increased Telford Homes’ risk as the contractor and reduced the profitability of current projects. We are evaluating changes in Telford Homes’ investment model to limit the impact of inflation and other market changes on future projects. The requirement to test certain assets for impairment was triggered as a result of changing market conditions as of June 30, 2022, which resulted in the impairment to the goodwill balance associated with the Telford Homes reporting unit. No other Telford Homes assets were deemed impaired as their current value was deemed recoverable.
The above-mentioned asset impairment charge was included within the line item “asset impairments” in the accompanying consolidated statements of operations. The fair value measurements employed for our impairment evaluation was based on a discounted cash flow approach. Significant inputs used in the evaluation included a risk-free rate of return, estimated risk premium, terminal growth rates, working capital assumptions, income tax rates as well as other economic variables.
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
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $413.2 million and $451.8 million at June 30, 2022 and December 31, 2021, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $418.9 million and $454.5 million at June 30, 2022 and December 31, 2021, respectively (see Note 9).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $607.4 million and $671.7 million at June 30, 2022 and December 31, 2021, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $596.0 million and $595.5 million at June 30, 2022 and December 31, 2021, respectively. The estimated fair value of our 2.500% senior notes was $506.1 million and $502.1 million at June 30, 2022 and December 31, 2021. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $488.7 million and $488.1 million at June 30, 2022 and December 31, 2021.
•Notes Payable on Real Estate - As of June 30, 2022 and December 31, 2021, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $43.8 million and $48.2 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.    Goodwill

We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” During the three months ended June 30, 2022, we recorded a non-cash goodwill impairment charge of $26.4 million in our Real Estate Investments segment for the Telford Homes business. The charge is attributable to the effects of elevated inflation on construction, materials and labor costs. This increased Telford Homes’ risk as the contractor and reduced the profitability of current projects. We are evaluating changes in Telford Homes’ investment model to limit the impact of inflation and other market changes on future projects. The requirement to test certain assets for impairment was triggered as a result of changing market conditions as of June 30, 2022, which resulted in the impairment to the goodwill balance associated with the Telford Homes reporting unit. No other Telford Homes assets were deemed impaired as their current value was deemed recoverable. (see note 6 for additional information).
The following table summarizes our change in carrying amount of goodwill for the six months ended June 30, 2022 (dollars in thousands):

	Advisory Services	Global Workspace Solutions	Real Estate Investments	Consolidated
Balance as of December 31, 2021
Goodwill	$3,298,494	$2,174,029	$616,158	$6,088,681
Accumulated impairment losses	(761,448)	(175,473)	(156,585)	(1,093,506)
	2,537,046	1,998,556	459,573	4,995,175
Impairment loss	—	—	(26,405)	(26,405)
Purchase accounting entries related to acquisitions	37,358	(27,806)	—	9,552
Foreign exchange movement	(40,827)	(119,850)	(22,798)	(183,475)
Balance as of June 30, 2022
Goodwill	3,295,025	2,026,373	593,360	5,914,758
Accumulated impairment losses	(761,448)	(175,473)	(182,990)	(1,119,911)
	$2,533,577	$1,850,900	$410,370	$4,794,847

8.    Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%. The following table represents the composition of investment in unconsolidated subsidiaries under equity method of accounting and fair value option (dollars in thousands) as of:

Investment type	June 30, 2022	December 31, 2021
Real estate investments	$536,825	$453,813
Investment in Altus Power, Inc.:
Class A common stock (22 million shares)	138,818	229,900
Alignment shares (1)	57,967	114,727
Private placement warrants (2)	12,009	23,741
Subtotal	208,794	368,368
Other (3)	456,126	373,907
Total investment in unconsolidated subsidiaries	$1,201,745	$1,196,088
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$646,576	$906,765	$1,227,692	$1,462,622
Operating income	191,693	431,539	465,386	707,001
Net income (1)	1,499,234	1,108,718	2,952,081	1,476,935
_______________
(1)Included in net income are realized and unrealized earnings and losses in investments in unconsolidated investment funds and realized earnings and losses from sales of real estate projects in investments in unconsolidated subsidiaries. These realized and unrealized earnings and losses are not included in revenue and operating income.

9.    Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Senior term loan, with interest of 0.75% plus EURIBOR adj, due in full at maturity on December 20, 2023	$419,287	$455,166
4.875% senior notes due in 2026, net of unamortized discount	598,139	597,911
2.500% senior notes due in 2031, net of unamortized discount	493,127	492,782
Total long-term debt	1,510,553	1,545,859
Less: unamortized debt issuance costs	7,059	7,736
Total long-term debt, net of current maturities	$1,503,494	$1,538,123
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. On May 21, 2021, we entered into a definitive agreement whereby our subsidiary guarantors were released as guarantors from the 2021 Credit Agreement. As of June 30, 2022, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024 and (2) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. The $300.0 million tranche A term loan facility that was also covered under this agreement was repaid on November 23, 2021.
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
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2021 Credit Agreement. In addition, our 2021 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2021 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2021 Credit Agreement), 4.75x) as of the end of each fiscal quarter. Our coverage ratio of consolidated EBITDA to consolidated interest expense was 48.81x for the trailing twelve months ended June 30, 2022, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.34x as of June 30, 2022.
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

As of June 30, 2022, $310.0 million was outstanding under the revolving credit facility, as well as letters of credit totaling $2.0 million. These letters of credit, which reduce the amount we may borrow under the revolving credit facility, were primarily issued in the ordinary course of business. Borrowings under the revolving credit facility bear interest at LIBOR plus 0.90%.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Turner & Townsend had a revolving credit facility with a capacity of £80.0 million and a maturity date of May 5, 2022. This was replaced by a new revolving credit facility on March 31, 2022 with a capacity of £120.0 million, with an additional accordion option of £20.0 million and has a maturity date of March 31, 2027. Existing borrowings under this revolving credit facility bears interest at SONIA plus 0.75% and matures on August 12, 2022. Future borrowings bear interest at the SONIA rate plus 0.75% to 1.75%, determined by reference to gearing (as defined in the March 31, 2022 credit agreement). As of June 30, 2022, $24.4 million (£20.0 million) was outstanding under this revolving credit facility.
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
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Operating lease assets	$1,040,233	$1,046,377
Financing	Other assets, net	93,487	110,809
Total leased assets		$1,133,720	$1,157,186
Liabilities
Current:
Operating	Operating lease liabilities	$224,982	$232,423
Financing	Other current liabilities	31,237	38,103
Non-current:
Operating	Non-current operating lease liabilities	1,095,047	1,116,562
Financing	Other liabilities	60,612	73,257
Total lease liabilities		$1,411,878	$1,460,345
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$95,056	$62,591
Right-of-use assets obtained in exchange for new financing lease liabilities	16,612	22,430
Other non-cash increases in operating lease right-of-use assets (1)	35,787	6,876
Other non-cash decreases in financing lease right-of-use assets (1)	(10,427)	(2,496)
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $36.3 billion at June 30, 2022, of which $32.3 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2022 and December 31, 2021, CBRE MCI had $105.0 million and $100.0 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $61.2 million and $64.0 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $742.5 million (including $305.0 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2022.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both June 30, 2022 and December 31, 2021, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $176.3 million as of June 30, 2022, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $110.0 million as of June 30, 2022 referred to in the preceding paragraphs represented the majority of the $176.3 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
We had guarantees totaling $63.8 million as of June 30, 2022, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $63.8 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of June 30, 2022, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of June 30, 2022, we had aggregate commitments of $106.5 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is selective investment in real estate projects. We invest on our own account or co-invest with our clients as a principal in unconsolidated real estate subsidiaries. As of June 30, 2022, we had committed to fund $75.4 million of additional capital to unconsolidated subsidiaries and $67.8 million to real estate projects that were consolidated in our financial statements.
On April 28, 2022, Telford Homes signed the UK government’s Fire Safety Pledge (the Pledge), which states that Telford Homes will (1) take responsibility for performing or funding self-remediation works relating to life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters and above in England and (2) withdraw Telford Homes-constructed buildings from or reimburse the government for Telford Homes-constructed buildings covered in the government-sponsored Building Safety Fund (BSF) and Aluminum Composite Material Funds. CBRE believes that a risk of loss attributable to past events, including retroactive changes in building fire-safety regulations, is probable under the Pledge. The estimated potential remediation costs for buildings within the required scope of the remediation is subjective, highly complex and dependent on a number of variables outside of Telford Homes’ control. These include, but are not limited to, the time required for the remediation to be completed, the size and number of buildings that may require remediation, cost of construction or remediation materials, potential discoveries made during remediation that could necessitate incremental work, investigation costs, potential business disruption costs, potential changes to or new regulation and regulatory approval. As a result of signing the Pledge, during the three months ended June 30, 2022, CBRE accrued $37.5 million for the potential liability, primarily representing amounts the UK government has already paid through the BSF for remediation of Telford-constructed buildings. Given the significant unknowns and multiple variables described above, CBRE is not able to estimate a reasonable range of costs in excess of the amount recorded as of June 30, 2022. CBRE continues to assess its potential liability and believes it could be material to the company.

12.    Income Taxes

Our provision for income taxes on a consolidated basis was $120.8 million for the three months ended June 30, 2022 as compared to a provision for income taxes of $133.4 million for the three months ended June 30, 2021. The decrease of $12.7 million is primarily related to the recognition of a net discrete tax benefit for certain state tax attributes.

Our provision for income taxes on a consolidated basis was $117.0 million for the six months ended June 30, 2022 as compared to a provision for income taxes of $209.8 million for the six months ended June 30, 2021. The decrease of $92.7 million is primarily related to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring. The recognition of the outside tax basis difference generated tax attribute carry forwards that will offset income generated during the current year and be carried forward. Based on our strong history of earnings and the nature of our business we expect to generate sufficient taxable income within the carry forward period and therefore conclude it is more likely than not that we will realize the full tax benefit of the tax attributes. Accordingly, we have not provided any valuation allowance against the deferred tax assets.

Our effective tax rate decreased to 19.8% for the three months ended June 30, 2022 from 23.1% for the three months ended June 30, 2021. Our effective tax rate decreased to 11.7% for the six months ended June 30, 2022 from 22.7% for the six months ended June 30, 2021. Our effective tax rate for the three and six months ended June 30, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring and certain state tax benefits.

As of June 30, 2022 and December 31, 2021, the company had gross unrecognized tax benefits of $341.1 million and $191.9 million, respectively. The increase of $149.2 million resulted from accrual of gross unrecognized tax benefits of $151.0 million primarily related to certain legal entity reorganizations and a release of $1.8 million of gross unrecognized tax benefits primarily related to the expiration of statute of limitations in various tax jurisdictions.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13.    Income Per Share and Stockholders' Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$487,322	$442,637	$879,619	$708,839
Weighted average shares outstanding for basic income per share	325,415,305	335,643,233	328,692,585	335,751,530
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.50	$1.32	$2.68	$2.11
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$487,322	$442,637	$879,619	$708,839
Weighted average shares outstanding for basic income per share	325,415,305	335,643,233	328,692,585	335,751,530
Dilutive effect of contingently issuable shares	4,428,405	3,859,638	4,821,813	3,789,824
Weighted average shares outstanding for diluted income per share	329,843,710	339,502,871	333,514,398	339,541,354
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.48	$1.30	$2.64	$2.09

For the three and six months ended June 30, 2022, 1,715,891 and 1,383,041, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
For the three and six months ended June 30, 2021, 3,974 and 15,852, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
In February 2019, our board of directors authorized a program for the repurchase of up to $500.0 million of our Class A common stock over three years (the 2019 program). During the first quarter of 2022, we repurchased 615,108 shares of our common stock under the 2019 program at an average price of $101.88 per share using cash on hand for $62.7 million, fully utilizing the remaining capacity under this program.
On November 19, 2021, our board of directors authorized a new program for the repurchase of up to $2.0 billion of our common stock over five years (the 2021 program). During the three months ended June 30, 2022, we repurchased 7,510,123 shares of our common stock with an average price of $81.39 per share using cash on hand for $611.2 million. During the six months ended June 30, 2022, we repurchased an additional 11,073,401 shares of our common stock with an average price of $84.83 per share using cash on hand for $939.4 million. As of June 30, 2022, we had approximately $975.0 million of capacity remaining under the 2021 program.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14.    Revenue from Contracts with Customers

We account for revenue with customers in accordance with FASB ASC Topic, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended June 30, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,820,120	$—	$—	$3,820,120
Advisory leasing	969,708	—	—	—	969,708
Advisory sales	715,719	—	—	—	715,719
Property management	460,992	—	—	(2,131)	458,861
Project management	—	1,088,025	—	—	1,088,025
Valuation	196,539	—	—	—	196,539
Commercial mortgage origination (1)	81,293	—	—	—	81,293
Loan servicing (2)	13,833	—	—	—	13,833
Investment management	—	—	157,554	—	157,554
Development services	—	—	102,839	—	102,839
Topic 606 Revenue	2,438,084	4,908,145	260,393	(2,131)	7,604,491
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	79,090	—	—	—	79,090
Loan servicing	70,809	—	—	—	70,809
Development services (3)	—	—	16,888	—	16,888
Total Out of Scope of Topic 606 Revenue	149,899	—	16,888	—	166,787
Total Revenue	$2,587,983	$4,908,145	$277,281	$(2,131)	$7,771,278

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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$7,620,808	$—	$—	$7,620,808
Advisory leasing	1,742,430	—	—	—	1,742,430
Advisory sales	1,335,546	—	—	—	1,335,546
Property management	916,864	—	—	(7,019)	909,845
Project management	—	2,092,953	—	—	2,092,953
Valuation	377,681	—	—	—	377,681
Commercial mortgage origination (1)	155,183	—	—	—	155,183
Loan servicing (2)	27,841	—	—	—	27,841
Investment management	—	—	308,121	—	308,121
Development services	—	—	202,494	—	202,494
Topic 606 Revenue	4,555,545	9,713,761	510,615	(7,019)	14,772,902
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	150,070	—	—	—	150,070
Loan servicing	130,816	—	—	—	130,816
Development services (3)	—	—	50,423	—	50,423
Total Out of Scope of Topic 606 Revenue	280,886	—	50,423	—	331,309
Total Revenue	$4,836,431	$9,713,761	$561,038	$(7,019)	$15,104,211

	Six Months Ended June 30, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$6,915,255	$—	$—	$6,915,255
Advisory leasing	1,213,124	—	—	—	1,213,124
Advisory sales	1,004,146	—	—	—	1,004,146
Property management	850,432	—	—	(10,602)	839,830
Project management	—	1,193,350	—	—	1,193,350
Valuation	340,816	—	—	—	340,816
Commercial mortgage origination (1)	105,962	—	—	—	105,962
Loan servicing (2)	20,505	—	—	—	20,505
Investment management	—	—	271,342	—	271,342
Development services	—	—	170,692	—	170,692
Topic 606 Revenue	3,534,985	8,108,605	442,034	(10,602)	12,075,022
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	195,782	—	—	—	195,782
Loan servicing	114,230	—	—	—	114,230
Development services (3)	—	—	12,458	—	12,458
Total Out of Scope of Topic 606 Revenue	310,012	—	12,458	—	322,470
Total Revenue	$3,844,997	$8,108,605	$454,492	$(10,602)	$12,397,492
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities

We had contract assets totaling $492.7 million ($344.8 million of which was current) and $474.4 million ($338.7 million of which was current) as of June 30, 2022 and December 31, 2021, respectively.

We had contract liabilities totaling $290.0 million ($282.0 million of which was current) and $288.9 million ($280.7 million of which was current) as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, we recognized revenue of $197.6 million that was included in the contract liability balance at December 31, 2021.

15.    Segments

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

Our Corporate segment primarily consists of corporate headquarters costs for executive officers and certain other central functions. We track our strategic non-core non-controlling equity investments in “other” which is considered an operating segment and reported together with Corporate as it does not meet the criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.

Segment operating profit (SOP) is the measure reported to the CODM for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings, inclusive of amount attributable to non-controlling interest, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, integration and other costs related to acquisitions, and a provision associated with Telford’s fire safety remediation efforts. This metric excludes the impact of corporate overhead as these costs are now reported under Corporate and other. During fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest to provide a more meaningful view of the segment’s performance and related margins and to conform to the CODM’s view of the business segments. Prior period segment operating profit for our reportable segments have been recast to conform to this change.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Advisory Services	$2,587,983	$2,136,985	$4,836,431	$3,844,997
Global Workplace Solutions	4,908,145	4,082,722	9,713,761	8,108,605
Real Estate Investments	277,281	243,363	561,038	454,492
Corporate, other and eliminations	(2,131)	(4,457)	(7,019)	(10,602)
Total revenue	$7,771,278	$6,458,613	$15,104,211	$12,397,492

Segment operating profit
Advisory Services	$520,657	$464,505	$986,311	$797,084
Global Workplace Solutions	218,296	170,169	421,032	322,352
Real Estate Investments	274,518	154,043	441,570	217,110
Total reportable segment operating profit	$1,013,471	$788,717	$1,848,913	$1,336,546

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to CBRE Group, Inc.	$487,322	$442,637	$879,619	$708,839
Net income attributable to non-controlling interests	2,594	805	6,568	$3,580
Net income	489,916	443,442	886,187	$712,419
Adjustments to increase (decrease) net income:
Depreciation and amortization	162,359	119,085	311,391	241,163
Asset impairments	26,405	—	36,756	—
Interest expense, net of interest income	18,518	13,772	31,344	23,878
Provision for income taxes	120,762	133,445	117,024	209,772
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,495)	1,672	15,361	17,004
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(1,451)	(374)	(3,147)	725
Costs incurred related to legal entity restructuring	10,245	—	11,921	—
Integration and other costs related to acquisitions	8,209	8,134	16,330	8,134
Provision associated with Telford’s fire safety remediation efforts	37,505	—	37,505	—
Corporate and other loss, including eliminations	148,498	69,541	388,241	123,451
Total reportable segment operating profit	$1,013,471	$788,717	$1,848,913	$1,336,546

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
United States	$4,436,115	$3,563,704	$8,567,512	$6,912,563
United Kingdom	1,046,493	832,938	2,032,491	1,609,981
All other countries	2,288,670	2,061,971	4,504,208	3,874,948
Total revenue	$7,771,278	$6,458,613	$15,104,211	$12,397,492

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months and six months ended June 30, 2022 should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
We generate revenue from both stable, recurring (large multi-year portfolio and per project contracts) and more cyclical, non-recurring sources, including commissions on transactions. Our revenue mix has become heavily weighted towards stable revenue sources, particularly occupier outsourcing, and our dependence on highly cyclical property sales and lease transaction revenue has declined markedly. As a result of our four-dimension diversification strategy (asset types, lines of business, clients and geographies) and strong balance sheet, we believe we are well-positioned to capture a substantial and growing share of market opportunities at a time when investors and occupiers increasingly prefer to purchase integrated, account-based services on a national and global basis. We also believe we are increasingly well suited to weather challenging macro environments due to our increased diversification and resiliency.
In 2021, we generated revenue from a highly diversified base of clients, including 93 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2022 we were ranked #126 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 21 years in a row (including 2022). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for nine consecutive years (including 2022), and have been included in both the Dow Jones World Sustainability Index for three years in a row and the Bloomberg Gender-Equality Index for three years in a row.
In 2020, the Covid-19 pandemic primarily impacted the property sales and leasing lines of business in the Advisory Services segment. The adverse effects eased significantly in 2021 and early 2022 as global economic conditions improved and sales and leasing volumes rose markedly. Further, the pandemic catalyzed strong industrial and multifamily transaction volumes, which offset subdued office activity. Nevertheless, Covid-19 continues to impact our operations, and the majority of workers remain out of their offices and occupier confidence in making long-term office leasing decisions has not returned to pre-pandemic levels. In addition, Russia’s invasion of Ukraine and ongoing military conflict pose heightened risk for our operations in Europe, and has exacerbated supply chain disruptions, high inflation and other macro challenges already affecting the global economy. While the economies directly impacted by the invasion, Russia and Ukraine, are not material to our business, the direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2021 Annual Report. There have been no material changes to these policies and estimates as of June 30, 2022.
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
Inflation
Our commissions and other variable costs related to revenue are primarily affected by commercial real estate market supply and demand, which may be affected by inflation. For example, costs for construction materials in our development business have increased as a result of inflation relating to supply chain issues and worker shortages. However, these increases have been more than offset by rising property values. We believe that our business has significant inherent protections against inflation, and to date, general inflation has not had a material impact upon our operations. The company continues to monitor inflation, potential monetary policy changes in response to high inflation and potentially adverse effects to our business from elevated inflation, higher interest rates or both.
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
Macroeconomic Conditions

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include overall economic activity and employment growth, with specific sensitivity to growth in office-based employment; levels of and changes in interest rates; the cost and availability of credit; the impact of tax and regulatory policies, and geopolitical events, such as the ongoing war in Ukraine. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruptions to the global capital or credit markets or general economic activity, or the public perception that any of these events may occur, will negatively affect the performance of our business.
Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects on our operating margins of difficult market conditions, such as the environment that prevailed in the early months of the Covid-19 pandemic, were partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, like during the current Covid-19 pandemic, we have moved decisively to lower operating expenses to improve financial performance. Additionally, our contractual revenue and other sources of more stable revenue have increased over many years primarily as a result the growth of our occupier outsourcing business, and we believe this contractual revenue should help offset the negative impacts that macroeconomic deterioration could have on other parts of our business. We also believe that we have significantly improved the resiliency of our business through a four-dimension diversification strategy that has expanded the business strategically across asset types, clients, geographies and lines of business. Nevertheless, adverse global and regional economic trends could pose significant risks to the performance of our consolidated operations and financial condition.
Effects of Acquisitions
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. On November 1, 2021, we acquired a 60% controlling ownership interest in Turner & Townsend Holdings Limited (Turner & Townsend) for £960.0 million, or $1.3 billion along with the acquisition of $44.0 million (£32.2 million) in cash. The Turner & Townsend acquisition was funded with cash on hand and gross deferred purchase consideration of $591.2 million (£432.0 million). We believe Turner & Townsend will help us advance our diversification strategy across asset types, lines of business, clients, and geographies. Turner & Townsend is a leading professional services company specializing in program management, project management, cost and commercial management and advisory services across the real estate, infrastructure and natural resources sectors, and is consolidated and reported in our Global Workplace Solutions segment.
Strategic in-fill acquisitions have played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest. During 2021, we completed eight in-fill acquisitions: a U.S. firm that provides construction and project management services, a professional service advisory firm in Australia, a U.S. firm focused on investment banking and investment sales in the global gaming real estate market, a leading facilities management firm in the Netherlands, a workplace interior design and project management company in Singapore, a property management firm in France, a residential brokerage in the Netherlands, and an occupancy management company based in the U.S. During the first half of 2022, we completed six in-fill acquisitions: a leading project management firm in Spain and Portugal, a retail acquisition and a property agency in the United Kingdom, an advisory firm in Scotland, a consulting firm focused on real-estate related sustainability issues in France and a valuation firm in New Zealand.
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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2022, we have accrued deferred purchase and contingent considerations totaling $565.5 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

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
Our businesses could suffer from the effects of public health crises (such as the ongoing Covid-19 pandemic), geopolitical (such as the war in Ukraine) or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty.
During the six months ended June 30, 2022, approximately 43.3% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
United States dollar	$4,436,115	57.1%	$3,563,704	55.2%	$8,567,512	56.7%	$6,912,563	55.8%
British pound sterling	1,046,493	13.5%	832,938	12.9%	2,032,491	13.5%	1,609,981	13.0%
Euro	713,384	9.2%	719,160	11.1%	1,395,296	9.2%	1,348,785	10.9%
Canadian dollar	324,217	4.2%	259,012	4.0%	642,776	4.3%	498,722	4.0%
Australian dollar	196,204	2.5%	161,240	2.5%	362,143	2.4%	271,293	2.2%
Indian rupee	127,620	1.6%	102,210	1.6%	247,486	1.6%	209,519	1.7%
Chinese yuan	121,580	1.6%	112,372	1.7%	239,923	1.6%	210,586	1.7%
Japanese yen	95,431	1.2%	90,775	1.4%	212,902	1.4%	168,109	1.4%
Swiss franc	97,016	1.2%	98,172	1.5%	192,573	1.3%	189,988	1.5%
Singapore dollar	84,934	1.1%	74,776	1.2%	168,060	1.1%	141,649	1.1%
Other currencies (1)	528,284	6.8%	444,254	6.9%	1,043,049	6.9%	836,297	6.7%
Total revenue	$7,771,278	100.0%	$6,458,613	100.0%	$15,104,211	100.0%	$12,397,492	100.0%
_______________________________
(1)Approximately 48 currencies comprise 6.8% and 6.9% of our revenues for the three and six months ended June 30, 2022, and approximately 37 currencies comprise 6.9% and 6.7% of our revenues for the three and six months ended June 30, 2021.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2022, the net impact would have been a decrease in pre-tax income of $1.6 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the six months ended June 30, 2022, the net impact would have been an increase in pre-tax income of $14.4 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue:
Net revenue:
Facilities management	$1,283,749	16.5%	$1,199,657	18.6%	$2,526,279	16.7%	$2,356,146	19.0%
Property management	444,450	5.7%	421,378	6.5%	882,544	5.9%	829,947	6.7%
Project management	672,218	8.7%	338,011	5.2%	1,296,180	8.6%	646,128	5.2%
Valuation	196,539	2.5%	181,226	2.8%	377,681	2.5%	340,816	2.7%
Loan servicing	84,642	1.1%	65,894	1.0%	158,657	1.1%	134,736	1.1%
Advisory leasing	969,708	12.5%	692,908	10.7%	1,742,430	11.5%	1,213,124	9.8%
Capital markets:
Advisory sales	715,719	9.2%	611,834	9.5%	1,335,546	8.8%	1,004,146	8.1%
Commercial mortgage origination	160,383	2.1%	161,879	2.5%	305,253	2.0%	301,743	2.4%
Investment management	157,554	2.0%	139,271	2.2%	308,121	2.0%	271,342	2.2%
Development services	119,727	1.5%	104,092	1.7%	252,917	1.7%	183,151	1.5%
Corporate, other and eliminations	(2,131)	0.0%	(4,457)	(0.1)%	(7,019)	0.0%	(10,602)	(0.1)%
Total net revenue	4,802,558	61.8%	3,911,693	60.6%	9,178,589	60.8%	7,270,677	58.6%
Pass through costs also recognized as revenue	2,968,720	38.2%	2,546,920	39.4%	5,925,622	39.2%	5,126,815	41.4%
Total revenue	7,771,278	100.0%	6,458,613	100.0%	15,104,211	100.0%	12,397,492	100.0%
Costs and expenses:
Cost of revenue	6,053,984	77.9%	5,016,759	77.7%	11,806,178	78.2%	9,736,305	78.5%
Operating, administrative and other	1,188,819	15.3%	957,216	14.8%	2,254,815	14.9%	1,785,543	14.4%
Depreciation and amortization	162,359	2.1%	119,085	1.8%	311,391	2.1%	241,163	2.0%
Asset impairments	26,405	0.3%	—	0.0%	36,756	0.2%	—	0.0%
Total costs and expenses	7,431,567	95.6%	6,093,060	94.3%	14,409,140	95.4%	11,763,011	94.9%
Gain on disposition of real estate	177,226	2.3%	929	0.0%	198,818	1.3%	1,085	0.0%
Operating income	516,937	6.7%	366,482	5.7%	893,889	5.9%	635,566	5.1%
Equity income from unconsolidated subsidiaries	119,168	1.5%	212,132	3.3%	162,039	1.1%	295,726	2.4%
Other (loss) income	(6,909)	(0.1)%	12,045	0.2%	(21,373)	(0.2)%	14,777	0.1%
Interest expense, net of interest income	18,518	0.2%	13,772	0.3%	31,344	0.2%	23,878	0.2%
Income before provision for income taxes	610,678	7.9%	576,887	8.9%	1,003,211	6.6%	922,191	7.4%
Provision for income taxes	120,762	1.6%	133,445	2.0%	117,024	0.8%	209,772	1.7%
Net income	489,916	6.3%	443,442	6.9%	886,187	5.8%	712,419	5.7%
Less: Net income attributable to non-controlling interests	2,594	0.0%	805	0.0%	6,568	0.0%	3,580	0.0%
Net income attributable to CBRE Group, Inc.	$487,322	6.3%	$442,637	6.9%	$879,619	5.8%	$708,839	5.7%

Core EBITDA	$918,592	11.8%	$707,782	11.0%	$1,650,655	10.9%	$1,175,569	9.5%

Consolidated Adjusted EBITDA (1)	$864,973	11.1%	$719,176	11.1%	$1,460,672	9.7%	$1,213,095	9.8%

Adjusted EBITDA attributable to non-controlling interests (1)	$19,625		$805		$38,125		$3,580
Adjusted EBITDA attributable to CBRE Group, Inc. (1)	$845,348		$718,371		$1,422,547		$1,209,515
_______________________________
(1)In conjunction with the acquisition of a 60% interest in Turner & Townsend in the fourth quarter of 2021, we modified our definition of Consolidated Adjusted EBITDA and Segment Operating Profit (SOP) to be inclusive of net income attributable to non-controlling interests and have recast prior periods to conform to this definition.

Net revenue, segment operating profit on net revenue margin, core EBITDA and consolidated adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected costs and charges that may obscure the underlying performance of our business and related trends. Because not all companies use identical calculations, our presentation of net revenue, core EBITDA and consolidated adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Net revenue is gross revenue less costs largely associated with subcontracted vendor work performed for clients and generally has no margin. Segment operating profit on net revenue margin is computed by dividing segment operating profit by net revenue and is a better indicator of the segment's margin since it does not include the diluting effect of pass through revenue which generally has no margin.
We use consolidated adjusted EBITDA as an indicator of consolidated financial performance. It represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, and integration and other costs related to acquisitions, and a provision associated with Telford’s fire safety remediation efforts. Core EBITDA removes from adjusted EBITDA the impact of fair value changes on certain non-core non-controlling equity investments that are not directly related to our business segments as these could fluctuate significantly period over period. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
Consolidated adjusted EBITDA and Core EBITDA are not intended to be measures of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our credit facilities and debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt. We also use consolidated adjusted EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.

Consolidated adjusted EBITDA and Core EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to CBRE Group, Inc.	$487,322	$442,637	$879,619	$708,839
Net income attributable to non-controlling interests	2,594	805	6,568	3,580
Net income	489,916	443,442	886,187	712,419
Add:
Depreciation and amortization	162,359	119,085	311,391	241,163
Asset impairments	26,405	—	36,756	—
Interest expense, net of interest income	18,518	13,772	31,344	23,878
Provision for income taxes	120,762	133,445	117,024	209,772
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,495)	1,672	15,361	17,004
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(1,451)	(374)	(3,147)	725
Costs incurred related to legal entity restructuring	10,245	—	11,921	—
Integration and other costs related to acquisitions	8,209	8,134	16,330	8,134
Provision associated with Telford’s fire safety remediation efforts	37,505	—	37,505	—
Consolidated Adjusted EBITDA	$864,973	$719,176	$1,460,672	$1,213,095

Less: Net fair value adjustments on strategic non-core investments	(53,619)	11,394	(189,983)	37,526
Core EBITDA	$918,592	$707,782	$1,650,655	$1,175,569

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
We reported consolidated net income of $487.3 million for the three months ended June 30, 2022 on revenue of $7.8 billion as compared to consolidated net income of $442.6 million on revenue of $6.5 billion for the three months ended June 30, 2021.
Our revenue on a consolidated basis for the three months ended June 30, 2022 increased by $1.3 billion, or 20.3%, as compared to the three months ended June 30, 2021. The revenue increase reflects growth across the three business segments. Revenue in our Global Workplace Solutions segment increased by $825.4 million or 20.2% primarily due to an increase in the project management revenue stream which now also reflects a full quarter contribution from our acquisition of Turner & Townsend in November 2021. Advisory Services gross revenue increased by $451.0 million or 21.1% as most of the lines of businesses experienced growth this quarter as compared to same quarter in prior year. However, growth in sales and lease revenue were the most significant as we continue to recover from the impacts of the pandemic across our major markets. Revenue in the Real Estate Investment services segment was up 13.9% as we continue to realize elevated asset management fees driven by asset appreciation and increased development and construction revenue due to a robust deal portfolio. Foreign currency translation had a 3.7% negative impact on total revenue during the three months ended June 30, 2022, primarily driven by weakness in the British pound sterling, euro and Japanese yen, partially offset by strength in the Brazilian real and Mexican peso.
Our cost of revenue on a consolidated basis increased by $1.0 billion, or 20.7%, during the three months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities and project management businesses, full quarter of Turner & Townsend, and higher commission expense associated with our Advisory Services segment due to growth in our sales and leasing business. In addition, foreign currency translation had a 3.5% positive impact on total cost of revenue during the three months ended June 30, 2022. Cost of revenue as a percentage of revenue stayed relatively flat at 77.9% for the three months ended June 30, 2022 as compared to 77.7% for the three months ended June 30, 2021.
Our operating, administrative and other expenses on a consolidated basis increased by $231.6 million, or 24.2%, during the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily due to an increase in compensation and benefits for support staff given the expansion of the business, employee recruitment costs, increased discretionary expenses such as business promotion, advertising and travel, provision associated with transfer taxes and costs related to previous legal entity restructures, and acquisition and integration related costs as compared to the three months ended June 30, 2021. In addition, the current quarter also included operating expenses from our Turner & Townsend business. We also recorded approximately $37.5 million of estimated provision related to fire and building safety remediation work that our Telford business in the Real Estate Investment segment will undertake based on the local government mandate. Foreign currency translation had a 4.2% positive impact on total operating, administrative and other expenses during the three months ended June 30, 2022. Operating expenses as a percentage of revenue increased to 15.3% for the three months ended June 30, 2022 from 14.8% for the three months ended June 30, 2021, primarily due to Telford's estimated fire and building safety provision and the U.S. development services line of business which recorded profit share as operating expense based on remarkable gain generated on disposition of real estate that is not recorded as revenue.
Our depreciation and amortization expense on a consolidated basis increased by $43.3 million, or 36.3%, during the three months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily attributable to amortization of backlog and customer relationship intangibles from the acquisition of Turner & Townsend, with no comparable activity in the prior period.
Our asset impairments on a consolidated basis totaled $26.4 million for the three months ended June 30, 2022. No asset impairments were recorded in the three months ended June 30, 2021. During the three months ended June 30, 2022, we recorded $26.4 million of non-cash asset impairment charges in our Real Estate Investment segment. The charge is attributable to the effect of elevated inflation on construction, materials and labor costs, which will reduce Telford Homes' profitability because the sales prices for the build-to-rent developments are fixed at the time the developments are sold to a long-term investor. This triggering event resulted in a need to impair the goodwill balance associated with the Telford Homes reporting unit, primarily due to an expected reduction in cash flows and profitability.
Our gain on disposition of real estate on a consolidated basis was $177.2 million for the three months ended June 30, 2022, which was an increase of $176.3 million over the prior year period, due to property sales on certain large consolidated deals within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries decreased by $93.0 million, or 43.8%, during the three months ended June 30, 2022 as compared to the same period in 2021, primarily driven by a decrease in the fair value adjustment of our non-core strategic equity investment in Altus Power, Inc. (Altus) and lower equity earnings associated with property sales reported in our Real Estate Investments segment.
Our consolidated interest expense, net of interest income, increased by $4.7 million, or 34.5%, for the three months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to interest expense associated with deferred purchase consideration related to Turner & Townsend transaction and borrowings on the revolving credit facility this quarter as compared to the same period last year.
Our provision for income taxes on a consolidated basis was $120.8 million for the three months ended June 30, 2022 as compared to a provision for income taxes of $133.4 million for the three months ended June 30, 2021. The decrease of $12.7 million is primarily related to the recognition of certain changes in estimate related to state tax attributes. Our effective tax rate decreased to 19.8% for the three months ended June 30, 2022 from 23.1% for the three months ended June 30, 2021. Our effective tax rate for the three months ended June 30, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the recognition of certain changes in estimate related to state tax attributes.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
We reported consolidated net income of $879.6 million for the six months ended June 30, 2022 on revenue of $15.1 billion as compared to consolidated net income of $708.8 million on revenue of $12.4 billion for the six months ended June 30, 2021.
Our revenue on a consolidated basis for the six months ended June 30, 2022 increased by $2.7 billion, or 21.8%, as compared to the six months ended June 30, 2021. The revenue increase reflects growth across the three business segments. Revenue in our Global Workplace Solutions segment increase more than 19.8% primarily due to an increase in the project management revenue stream which now also reflects a full period contribution from our Turner & Townsend partnership supplemented by a modest growth in facilities management business. Advisory Services gross revenue increased by $991.4 million or 25.8% as all lines of businesses experienced growth this period as compared to same period in prior year. Significant growth occurred in our transaction business with sales and lease revenue up over 33.0% and 43.6%, respectively, as we continue to recover from the impacts of the pandemic across our major markets. Revenue in the Real Estate Investment services segment was up 23.4% as we continue to realize elevated asset management fees driven by asset appreciation and increased development and construction revenue due to a robust deal portfolio. Foreign currency translation had a 2.9% negative impact on total revenue during the six months ended June 30, 2022, primarily driven by weakness in the euro, British pound sterling and Japanese yen, partially offset by strength in the Brazilian real.
Our cost of revenue on a consolidated basis increased by $2.1 billion, or 21.3%, during the six months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment given the growth in our facilities management and project management businesses, including Turner & Townsend, and higher commission expense associated with our Advisory Services segment due to growth in our sales and leasing business. Foreign currency translation had a 2.7% positive impact on total cost of revenue during the six months ended June 30, 2022. Cost of revenue as a percentage of revenue remained relatively unchanged at 78.2% for the six months ended June 30, 2022 as compared to 78.5% for the six months ended June 30, 2021.
Our operating, administrative and other expenses on a consolidated basis increased by $469.3 million, or 26.3%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily due to an increase in compensation and benefits for support staff given the expansion of the business, employee recruitment costs, discretionary expenses such as business promotion, advertising and travel, incentive compensation expense, acquisition and integration related costs and provision related to Telford's building and fire safety remediation work as compared to the six months ended June 30, 2021. In addition, the current period also included operating expenses from our Turner & Townsend business. Foreign currency translation also had a 3.3% positive impact on total operating expenses during the six months ended June 30, 2022. Operating expenses as a percentage of revenue increased slightly to 14.9% for the six months ended June 30, 2022 from 14.4% for the six months ended June 30, 2021, primarily due to profit share expenses recorded by the U.S development services business as operating expense whereas the associated performance is recorded as gain on sale of disposition of real estate versus revenue.
Our depreciation and amortization expense on a consolidated basis increased by $70.2 million, or 29.1%, during the six months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily attributable to amortization of backlog and customer relationship intangibles from the acquisition of Turner & Townsend, with no comparable activity in the prior period.
Our asset impairments on a consolidated basis totaled $36.8 million for the six months ended June 30, 2022. We recorded $10.4 million in asset impairment during the first quarter of 2022 related to our exit of the Advisory Services business in Russia. We recorded $26.4 million of non-cash asset impairment charges in our Real Estate Investment segment during the second quarter related to Telford Homes. The charge is attributable to the effect of elevated inflation on construction, materials and labor costs, which will reduce Telford Homes' profitability because the sales prices for the build-to-rent developments are fixed at the time the developments are sold to a long-term investor. This resulted in a need to impair the goodwill balance associated with the Telford Homes reporting unit, primarily due to an expected reduction in cash flows and profitability. There were no asset impairments recorded in the comparative prior period.
Our gain on disposition of real estate on a consolidated basis increased by $197.7 million, during the six months ended June 30, 2022 as compared to the same period in 2021 due to significant gains associated with certain property sales on consolidated deals within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $133.7 million, or 45.2%, during the six months ended June 30, 2022 as compared to the same period in 2021, primarily driven by a decrease in the fair value adjustment of our non-core strategic equity investment in Altus. This was partially offset by higher equity earnings associated with property sales reported in our Real Estate Investments segment and a net positive fair value adjustment related to Industrious in the Advisory Services segment.
Our consolidated interest expense, net of interest income, increased by $7.5 million, or 31.3%, for the six months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to interest expense related to deferred purchase consideration associated with Turner & Townsend acquisition and interest expense associated with net borrowings on the revolver. In addition, we recorded six months' interest expense this period on the 2.500% senior note issued in late March 2021.
Our provision for income taxes on a consolidated basis was $117.0 million for the six months ended June 30, 2022 as compared to $209.8 million for the six months ended June 30, 2021. The decrease of $92.7 million is primarily related to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring. Our effective tax rate decreased to 11.7% for the six months ended June 30, 2022 from 22.7% for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring.
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
We also have a Corporate and Other segment. Corporate primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. It also includes eliminations related to inter-segment revenue. For additional information on our segments, see Note 15 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue:
Net revenue:
Property management	$444,450	17.2%	$421,378	19.7%	$882,544	18.3%	$829,947	21.6%
Valuation	196,539	7.6%	181,226	8.5%	377,681	7.8%	340,816	8.9%
Loan servicing	84,642	3.3%	65,894	3.1%	158,657	3.3%	134,736	3.5%
Advisory leasing	969,708	37.5%	692,908	32.4%	1,742,430	36.0%	1,213,124	31.6%
Capital markets:
Advisory sales	715,719	27.7%	611,834	28.6%	1,335,546	27.6%	1,004,146	26.1%
Commercial mortgage origination	160,383	6.1%	161,879	7.6%	305,253	6.3%	301,743	7.8%
Total segment net revenue	2,571,441	99.4%	2,135,119	99.9%	4,802,111	99.3%	3,824,512	99.5%
Pass through costs also recognized as revenue	16,542	0.6%	1,866	0.1%	34,320	0.7%	20,485	0.5%
Total segment revenue	2,587,983	100.0%	2,136,985	100.0%	4,836,431	100.0%	3,844,997	100.0%
Costs and expenses:
Cost of revenue	1,554,472	60.1%	1,231,819	57.6%	2,866,763	59.3%	2,219,396	57.7%
Operating, administrative and other	514,412	19.9%	443,611	20.8%	994,667	20.6%	832,218	21.6%
Depreciation and amortization	79,416	3.1%	74,169	3.5%	154,303	3.2%	143,923	3.7%
Asset impairments	—	0.0%	—	0.0%	10,351	0.2%	—	0.0%
Operating income	439,683	16.9%	387,386	18.1%	810,347	16.7%	649,460	17.0%
Equity income from unconsolidated subsidiaries	1,505	0.1%	2,149	0.1%	11,261	0.2%	2,899	0.2%
Other income	53	0.0%	801	0.0%	49	0.0%	802	0.0%
Add-back: Depreciation and amortization	79,416	3.1%	74,169	3.5%	154,303	3.2%	143,923	3.7%
Add-back: Asset impairments	—	0.0%	—	0.0%	10,351	0.2%	—	0.0%
Segment operating profit and segment operating profit on revenue margin (1)	$520,657	20.1%	$464,505	21.7%	$986,311	20.3%	$797,084	20.7%
Segment operating profit on net revenue margin		20.2%		21.8%		20.5%		20.8%

Segment operating profit attributable to non-controlling interests (1)	$948		$208		$1,919		$487
Segment operating profit attributable to CBRE Group, Inc. (1)	$519,709		$464,297		$984,392		$796,597
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 15 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue increased by $451.0 million, or 21.1%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Most of the lines of businesses in the Advisory Services segment experienced growth in the current quarter as compared to the prior year. The expansion was primarily led by sales and lease revenue which increased approximately 17% and 40%, respectively. Growth in leasing revenue was supported by continuous recovery in industrial and office sectors, mainly in the United States, which saw an increase of over 57.9% this quarter as compared to the prior period. Strong property sales growth was seen in the retail and multi-family sectors particularly in the U.S. markets. Loan servicing revenue was up 28.5% in the quarter as compared to the second quarter of 2021 driven by a growth in the loan servicing portfolio. Foreign currency translation had a 3.4% negative impact on total revenue during the three months ended June 30, 2022, primarily driven by weakness in the euro, British sterling pound and Japanese yen partially offset by strength in the Brazilian real.
Cost of revenue increased by $322.7 million, or 26.2%, for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to increased commission expense with some producer commissions climbing up higher commission tranches as they meet higher sales hurdles given the robust growth in sales and leasing revenue. Foreign currency translation had a 3.2% positive impact on total cost of revenue during the three months ended June 30, 2022. Cost of revenue as a percentage of revenue increased to 60.1% for the three months ended June 30, 2022 versus 57.6% for the same period in 2021. This was mainly due to some producers earnings commissions at an escalated pace as they meet higher hurdles. In addition, there was a shift in the composition of total revenue where high margin capital markets revenue decreased as a percentage of total revenue this quarter versus same period last year.
Operating, administrative and other expenses increased by $70.8 million, or 16.0%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was primarily due to an increase in business promotion, advertising and travel expenses, support staff compensation and related benefits, employee events and consulting services as compared to three months ended June 30, 2021. Foreign currency translation had a 4.2% positive impact on total operating expenses during the three months ended June 30, 2022.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended June 30, 2022, MSRs contributed to operating income $35.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $44.6 million of amortization of related intangible assets. For the three months ended June 30, 2021, MSRs contributed to operating income $41.8 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $39.7 million of amortization of related intangible assets.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenue increased by $991.4 million, or 25.8%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. All lines of business in Advisory Services segment experienced growth for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The revenue increase primarily reflects higher sales, up 33.0%, and leasing revenue, up 43.6%, as well as increases in loan servicing revenue supported by a growing loan servicing portfolio and valuation revenue driven by increased revenue per assignment and high demand given the market conditions. Foreign currency translation had a 2.9% negative impact on total revenue during the six months ended June 30, 2022, primarily driven by weakness in euro, British pound sterling and Japanese yen, partially offset by strength in the Brazilian real.
Cost of revenue increased by $647.4 million, or 29.2%, for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to increased commission expense resulting from higher sales and leasing revenue and increased professional compensation to support the growth in the business. Foreign currency translation also had a 2.7% positive impact on total cost of revenue during the six months ended June 30, 2022. Cost of revenue as a percentage of revenue increased slightly to 59.3% for the six months ended June 30, 2022 from 57.7% for the six months ended June 30, 2021.
Operating, administrative and other expenses increased by $162.4 million, or 19.5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in discretionary spend such as business promotion, advertising and travel, support staff compensation and related benefits, overall bonus accrual, stock compensation expense, employee recruitment and temporary help related charges as compared to the six months ended June 30, 2021. Foreign currency translation also had a 3.5% positive impact on total operating expenses during the six months ended June 30, 2022.
For the six months ended June 30, 2022, MSRs contributed to operating income $70.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $85.7 million of amortization of related intangible assets. For the six months ended June 30, 2021, MSRs contributed to operating income $92.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $75.5 million of amortization of related intangible assets.
Amortization expense during the six months ended June 30, 2022 increased by $11.0 million, as compared to the same period in 2021, primarily due to accelerated amortization related to loan payoffs in the Capital Markets business.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue:
Net revenue:
Facilities management	$1,283,749	26.2%	$1,199,657	29.4%	$2,526,279	26.0%	$2,356,146	29.1%
Project management	672,218	13.7%	338,011	8.3%	1,296,180	13.4%	646,128	8.0%
Total segment net revenue	1,955,967	39.9%	1,537,668	37.7%	3,822,459	39.4%	3,002,274	37.0%
Pass through costs also recognized as revenue	2,952,178	60.1%	2,545,054	62.3%	5,891,302	60.6%	5,106,331	63.0%
Total segment revenue	4,908,145	100.0%	4,082,722	100.0%	9,713,761	100.0%	8,108,605	100.0%
Costs and expenses:
Cost of revenue	4,443,566	90.5%	3,729,624	91.4%	8,817,533	90.8%	7,427,397	91.6%
Operating, administrative and other	254,962	5.2%	193,284	4.7%	494,348	5.0%	369,295	4.6%
Depreciation and amortization	70,859	1.5%	32,547	0.8%	132,828	1.4%	67,006	0.8%
Operating income	138,758	2.8%	127,267	3.1%	269,052	2.8%	244,907	3.0%
Equity (loss) income from unconsolidated subsidiaries	(400)	0.0%	416	0.0%	463	0.0%	234	0.0%
Other income	870	0.0%	1,805	0.0%	2,359	0.0%	2,071	0.0%
Add-back: Depreciation and amortization	70,859	1.5%	32,547	0.8%	132,828	1.4%	67,006	0.8%
Adjustments:
Integration and other costs related to acquisitions	8,209	0.1%	8,134	0.2%	16,330	0.1%	8,134	0.1%
Segment operating profit and segment operating profit on revenue margin (1)	$218,296	4.4%	$170,169	4.2%	$421,032	4.3%	$322,352	4.0%
Segment operating profit on net revenue margin		11.2%		11.1%		11.0%		10.7%

Segment operating profit attributable to non-controlling interests (1)	$17,981		$17		$34,835		$23
Segment operating profit attributable to CBRE Group, Inc. (1)	$200,315		$170,152		$386,197		$322,329
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 15 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue increased by $825.4 million, or 20.2%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily attributable to growth in both facilities management line of business, which is contractual in nature, and in project management. We recorded approximately $338.2 million in revenue from Turner & Townsend during the quarter with no such activity in the comparable period. Excluding Turner & Townsend, revenue rose nearly 11.9% with project management up 15.9% due to certain large projects and focused growth initiatives. Foreign currency translation had a 3.6% negative impact on total revenue during the three months ended June 30, 2022, primarily driven by weakness in the British pound sterling and euro, partially offset by strength in the Brazilian real.
Cost of revenue increased by $713.9 million, or 19.1%, for the three months ended June 30, 2022 as compared to the same period in 2021, driven by the higher revenue leading to higher pass through costs and higher professional compensation. Foreign currency translation had a 3.5% positive impact on total cost of revenue during the three months ended June 30, 2022. Cost of revenue as a percentage of revenue decreased slightly to 90.5% for the three months ended June 30, 2022 from 91.4% for the same period in 2021, primarily due to increase in project management revenue which generally has higher margins.
Operating, administrative and other expenses increased by $61.7 million, or 31.9%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was attributable to higher support staff compensation and related benefits, increased business promotion, advertising and travel, stock compensation expense and integration costs associated with the Turner & Townsend transaction. In addition, we recorded operating expenses incurred by

Turner & Townsend this quarter with no such activity in the comparable period. Foreign currency translation had a 3.9% positive impact on total operating expenses during the three months ended June 30, 2022.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenue increased by $1.6 billion, or 19.8%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily attributable to growth in our project management line of business, supplemented by a moderate growth in facilities management revenue. We recorded approximately $650.4 million in revenue from Turner & Townsend during the quarter with no such activity in the comparable period. Excluding Turner & Townsend, revenue rose nearly 11.8% with project management up 20.9%. Foreign currency translation had a 2.7% negative impact on total revenue during the six months ended June 30, 2022, primarily driven by weakness in the euro and British pound sterling partially offset by strength in the Brazilian real.
Cost of revenue increased by $1.4 billion, or 18.7%, for the six months ended June 30, 2022 as compared to the same period in 2021, driven by the higher revenue leading to higher pass through costs and increased professional compensation. Foreign currency translation had a 2.7% positive impact on total cost of revenue during the six months ended June 30, 2022. Cost of revenue as a percentage of revenue decreased slightly to 90.8% for the six months ended June 30, 2022 from 91.6% for the six months ended June 30, 2021, primarily due to increase in project management revenue which generally has higher margins.
Operating, administrative and other expenses increased by $125.1 million, or 33.9%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was attributable to increased investment in sales and leadership driven roles to drive business growth leading to increased office management and administrative salaries. We also recorded higher stock compensation expenses, employee recruitment costs, and integration related costs for Turner & Townsend. In addition, we recorded operating expenses incurred by Turner & Townsend for the six months ended June 30, 2022 with no such activity in the comparable period. Foreign currency translation also had a 3.0% positive impact on total operating expenses during the six months ended June 30, 2022.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue:
Investment management	$157,554	56.8%	$139,271	57.2%	$308,121	54.9%	$271,342	59.7%
Development services	119,727	43.2%	104,092	42.8%	252,917	45.1%	183,150	40.3%
Total segment revenue	277,281	100.0%	243,363	100.0%	561,038	100.0%	454,492	100.0%
Costs and expenses:
Cost of revenue	74,276	26.8%	56,970	23.4%	144,329	25.7%	97,960	21.6%
Operating, administrative and other	306,455	110.5%	235,275	96.7%	553,207	98.6%	416,255	91.6%
Depreciation and amortization	3,618	1.3%	5,523	2.3%	7,474	1.3%	15,953	3.5%
Asset impairments	26,405	9.5%	—	0.0%	26,405	4.7%	—	0.0%
Gain on disposition of real estate	177,226	63.9%	929	0.4%	198,818	35.4%	1,085	0.2%
Operating income (loss)	43,753	15.8%	(53,476)	(22.0%)	28,441	5.1%	(74,591)	(16.5%)
Equity income from unconsolidated subsidiaries	172,986	62.4%	198,173	81.4%	330,426	58.9%	255,067	56.1%
Other (loss) income	(803)	(0.3)%	2,525	1.0%	(895)	(0.2)%	2,952	0.6%
Add-back: Depreciation and amortization	3,618	1.3%	5,523	2.3%	7,474	1.3%	15,953	3.5%
Add-back: Asset impairments	26,405	9.5%	—	0.0%	26,405	4.7%	—	0.0%
Adjustments:
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(7,495)	(2.7%)	1,672	0.7%	15,361	2.7%	17,004	3.7%
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	(1,451)	(0.5)%	(374)	(0.2)%	(3,147)	(0.5)%	725	0.2%
Provision associated with Telford’s fire safety remediation efforts	37,505	13.5%	—	0.0%	37,505	6.7%	—	0.0%
Segment operating profit (1)	$274,518	99.0%	$154,043	63.2%	$441,570	78.7%	$217,110	47.6%

Segment operating profit attributable to non-controlling interests (1)	$697		$580		1,372		3,070
Segment operating profit attributable to CBRE Group, Inc. (1)	$273,821		$153,463		$440,198		$214,040
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 15 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue increased by $33.9 million, or 13.9%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by an increase in real estate sales, primarily in the United Kingdom. Investment management fees increased which benefited from appreciating asset values. Foreign currency translation had a 6.8% negative impact on total revenue during the three months ended June 30, 2022, primarily driven by weakness in the British pound sterling and euro.
Cost of revenue increased by $17.3 million, or 30.4%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Cost of revenue as a percentage of revenue was 26.8% as compared to 23.4% last year. This was primarily due to the timing of increased real estate sales in the quarter as well as increased construction costs as a result of inflation in Telford Holmes business. The gross increase in cost of revenue from Telford was subdued by an increased revenue from the investment management line of business, which has no associated cost of revenue. Foreign currency translation had a 10.0% positive impact on total cost of revenue during the three months ended June 30, 2022.
Operating, administrative and other expenses increased by $71.2 million, or 30.3%, for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to an increase in overall compensation and profit share in our development services and investment management line of business consistent with higher revenue growth as well as the provisions related to Telford's building and fire safety remediation work. Foreign currency translation had a 4.9% positive impact on total operating expenses during the three months ended June 30, 2022.
Our equity income from unconsolidated subsidiaries declined by $25.2 million, or 12.7%, and gain on disposition of real estate increased by $176.3 million during the three months ended June 30, 2022 as compared to the same period in 2021. This is primarily due to the composition of the portfolio, deal structures (consolidated versus unconsolidated deals) and timing of the recognition where we had some large unconsolidated deals that generated higher equity earnings in second quarter last year as compared this quarter. We also had certain major consolidated asset sales, primarily land sales, that generated substantial gain upon disposition with minimal such activity last year.
A roll forward of our AUM by product type for the three months ended June 30, 2022 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at March 31, 2022	$61.6	$73.1	$12.1	$146.8
Inflows	6.0	1.7	0.9	8.6
Outflows	(2.5)	(2.0)	(0.4)	(4.9)
Market depreciation	(0.4)	(1.4)	(1.8)	(3.6)
Balance at June 30, 2022	$64.7	$71.4	$10.8	$146.9
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
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenue increased by $106.5 million, or 23.4%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by an increase in real estate sales, primarily in the U.K. and an increase in our development and construction management fees in our development services line of business globally. Investment management fees increased supported by strong market appreciation driving up asset fees. Foreign currency translation had a 5.1% negative impact on total revenue during the six months ended June 30, 2022, primarily driven by strength in the British pound sterling and euro.
Cost of revenue increased by $46.4 million, or 47.3%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Cost of revenue as a percentage of revenue was 25.7% for the six months ended June 30, 2022 as compared to 21.6% for the six months ended June 30, 2021. This was primarily driven by the timing of increased real estate sales in the quarter as well as increased construction costs due to inflation in our Telford Holmes business. We also experienced a change in composition of revenue for this period. Revenue from global development services, which has an associated cost of revenue in the Telford business increased to 45.1% of total segment revenue as compared to 40.3% last year. Revenue from investment management, which have no associated cost of revenue, contributed 54.9% to total segment revenue as compared to 59.7% last year. Foreign currency translation had a 7.7% positive impact on total cost of revenue during the six months ended June 30, 2022.

Operating, administrative and other expenses increased by $137.0 million, or 32.9%, for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to an increase in overall compensation, bonuses and profit share in our development services and investment management line of business consistent with higher revenue growth. We also recorded approximately $37.5 million of estimated provision related to fire and building safety remediation work that our Telford business will undertake based on the local government mandate. These increases are partially offset by decreases in certain operating expenses, such as occupancy costs, legal fees, and technology related expenses. Foreign currency translation had a 3.6% positive impact on total operating expenses during the six months ended June 30, 2022.
Our equity income from unconsolidated subsidiaries increased by $75.4 million, or 29.5%, during the six months ended June 30, 2022 as compared to the same period in 2021. Gain on disposition of real estate increased by $197.7 million during the six months ended June 30, 2022 as compared to the same period in 2021. This was primarily due to the composition of the portfolio, deal structures, and timing. In the prior year our sales activity was almost entirely sales of our equity interests to our JV partners whereas in the current year we had sales of equity interests as well as significant assets sales, primarily land sales.
A roll forward of our AUM by product type for the six months ended June 30, 2022 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2021	$56.6	$73.6	$11.7	$141.9
Inflows	9.8	4.0	1.8	15.6
Outflows	(3.1)	(5.6)	(0.7)	(9.4)
Market appreciation (depreciation)	1.4	(0.6)	(2.0)	(1.2)
Balance at June 30, 2022	$64.7	$71.4	$10.8	$146.9
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
	2022	2021	2022	2021
Elimination of inter-segment revenue	$(2,131)	$(4,457)	$(7,019)	$(10,602)
Costs and expenses:
Cost of revenue	(18,330)	(1,654)	(22,447)	(8,448)
Operating, administrative and other	112,990	85,046	212,593	167,775
Depreciation and amortization	8,466	6,846	16,786	14,281
Operating loss	(105,257)	(94,695)	(213,951)	(184,210)
Equity (loss) income from unconsolidated subsidiaries	(54,923)	11,394	(180,111)	37,526
Other (loss) income	(7,029)	6,914	(22,886)	8,952
Add-back: Depreciation and amortization	8,466	6,846	16,786	14,281
Adjustments:
Costs incurred related to legal entity restructuring	10,245	—	11,921	—
Segment operating loss	$(148,498)	$(69,541)	$(388,241)	$(123,451)
_______________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Core corporate
Operating, administrative and other expenses for our core corporate function were approximately $114.3 million for the three months ended June 30, 2022, an increase of $29.2 million or 34.4% as compared to the three months ended June 30, 2021. This was primarily due to an increase in general compensation and related benefits, a provision associated with transfer taxes and costs related to previous legal entity restructures, and outside services, partially offset by a relatively lower stock compensation expense as compared to the prior period when we recorded a catch up related change in estimate due to better than expected company performance.
Other loss was approximately $7.0 million for the three months ended June 30, 2022 versus a net pick up of $6.9 million same period last year. This is primarily comprised of net unfavorable activity related to unrealized and realized gain/loss on equity and available for sale debt securities owned by our wholly-owned captive insurance company. These mark to market adjustments were in a net favorable position compared to the same period of the prior year.
Other (non-core)
Equity loss from non-core non-controlling equity investments (unconsolidated subsidiaries) was approximately $54.9 million for the three months ended June 30, 2022, a decrease of $66.3 million or 582.0% as compared to the three months ended June 30, 2021. This was primarily due to unfavorable fair value adjustments on certain of our non-core non-controlling investments.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Core corporate
Operating, administrative and other expenses for our core corporate function were approximately $211.7 million for the six months ended June 30, 2022, an increase of $43.9 million or 26.2% as compared to the six months ended June 30, 2021. This was primarily due to an increase in general compensation and related benefits, a provision associated with transfer taxes and costs related to previous legal entity restructures, and outside services, partially offset by a relatively lower stock compensation expense as compared to prior period when we recorded a catch up related change in estimate due to better than expected company performance.
Other loss was approximately $13.9 million for the six months ended June 30, 2022 versus a net pick up of $9.0 million same period last year. This is primarily comprised of net unfavorable activity related to unrealized and realized gain/loss on equity and available for sale debt securities owned by our wholly-owned captive insurance company. These mark to market adjustments were in a net favorable position compared to the same period of the prior year.
Other (non-core)
Equity loss from non-core non-controlling equity investments (unconsolidated subsidiaries) was approximately $180.1 million for the six months ended June 30, 2022, a decrease of $217.6 million or 580.0% as compared to the six months ended June 30, 2021. This was primarily due to an unfavorable adjustment of $159.6 million recorded on our investment in Altus coupled with other insignificant mark to market adjustments for investments where the fair value option has been elected. Such adjustments generated on our non-core portfolio generated a positive mark to market adjustments of $37.5 million last year.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2022 include up to approximately $292 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2022, we incurred $92.5 million of capital expenditures, net of tenant concessions received, which includes approximately $12.2 million related to technology enablement. As of June 30, 2022, we had aggregate commitments of $106.5 million to fund future co-investments in our Real Estate Investments business, $19.2 million of which is expected to be funded in 2022. Additionally, as of June 30, 2022, we are committed to fund additional capital of $75.4 million and $67.8 million, respectively, to unconsolidated subsidiaries and to consolidated projects within our Real Estate Investments business. As of June 30, 2022, we had $3.0 billion of borrowings available under our revolving credit facilities and $1.2 billion of cash and cash equivalents available for general corporate use.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2022, we had accrued deferred purchase consideration totaling $565.5 million ($90.3 million of which was a current liability), which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
Lastly, as described in our 2021 Annual Report, in February 2019, our board of directors authorized a program for the repurchase of up to $500.0 million of our Class A common stock over three years (the 2019 program). During the first quarter of 2022, we fully utilized the remaining capacity and repurchased 615,108 shares of our Class A common stock with an average price of $101.88 per share using cash on hand for $62.7 million.
In November 2021, our board of directors authorized a new program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). During the three months ended June 30, 2022, we repurchased 7,510,123 shares of our common stock with an average price of $81.39 per share using cash on hand for $611.2 million. During the six months ended June 30, 2022, we repurchased 11,073,401 shares of our common stock with an average price of $84.83 per share using cash on hand for $939.4 million. As of June 30, 2022 and July 31, 2022, respectively, we had $975.0 million and $898.4 million of capacity remaining under the 2021 program.
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
On April 28, 2022, Telford Homes signed the UK government’s Fire Safety Pledge (the Pledge), which states that Telford Homes will (1) take responsibility for performing or funding self-remediation works relating to life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters and above in England and (2) withdraw Telford Homes-constructed buildings from or reimburse the government for Telford Homes-constructed buildings covered in the government-sponsored Building Safety Fund (BSF) and Aluminum Composite Material Funds. CBRE believes that a risk of loss attributable to past events, including retroactive changes in building fire-safety regulations, is probable under the Pledge. The estimated potential remediation costs for buildings within the required scope of the remediation is subjective, highly complex and dependent on a number of variables outside of Telford Homes’ control. These include, but are not limited to, the time required for the remediation to be completed, the size and number of buildings that may require remediation, cost of construction or remediation materials, potential discoveries made during remediation that could necessitate incremental work, investigation costs, potential business disruption costs, potential changes to or new regulation and regulatory approval. As a result of signing the Pledge, during the three months ended June 30, 2022, CBRE accrued $37.5 million for the potential liability, primarily representing amounts the UK government has already paid through the BSF for remediation of Telford-constructed buildings. Given the significant unknowns and multiple variables described above, CBRE is not able to estimate a reasonable range of costs in excess of the amount recorded as of June 30, 2022. CBRE continues to assess its potential liability and believes it could be material to the company.
Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $60.9 million for the six months ended June 30, 2022, a decrease of $166.2 million as compared to the six months ended June 30, 2021. The primary drivers that contributed to the increased usage were as follows: (1) the net cash outflow associated with net working capital deteriorated in the current period as compared to same period last year by approximately $727.0 million. This was primarily due to timing of certain cash tax payments and refunds, increased issuance of incentive compensation in the form of producer based loans, lagged collection of receivables, higher outflow related to net bonus payments, compensation and other employee benefits, and net outflow related to real estate held for sale and under development. This change in working capital was partially offset by lower outflow this quarter as compared to prior period related to settlement of accounts payable and other accrued expenses, and (2) stronger operating performance, supplemented by add backs of higher net non-cash charges, such as impairments.
Investing Activities
Net cash used in investing activities totaled $328.9 million for the six months ended June 30, 2022, a decrease of $15.5 million as compared to the six months ended June 30, 2021. This decrease was primarily driven by lower contributions to our unconsolidated investments, offset by $5.8 million in higher distributions received from unconsolidated subsidiaries. We also had an increase of capital expenditures compared to 2021 to support various growth initiatives. We spent less on strategic in-fill acquisitions during this period as compared to six months ended June 30, 2021.
Financing Activities
Net cash used in financing activities totaled $760.5 million for the six months ended June 30, 2022 as compared to net cash provided by financing activities of $379.0 million for the six months ended June 30, 2021. The increased usage during the quarter was primarily due to $993.8 million used to repurchase shares as compared to $88.3 million in prior period. In addition, the cash flow benefited from the issuance of the 2.500% senior notes in the prior period. This was partially offset by $310.0 million in net proceeds from our revolving credit facility received this quarter whereas no such proceeds were received in the prior period.
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
The 2021 Credit Agreement is a senior unsecured credit facility that is guaranteed by us. As of June 30, 2022, the 2021 Credit Agreement provided for the following: (1) a $3.15 billion revolving credit facility, which includes the capacity to obtain letters of credit and swingline loans and terminates on March 4, 2024 and (2) a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. On November 23, 2021, we repaid our $300.0 million tranche A term loan facility under the 2021 Credit Agreement.
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

	June 30, 2022	December 31, 2021
Balance Sheet Data:
Current assets	$14,838	$8,604
Non-current assets (1)	7,341	34,711
Total assets (1)	$22,179	$43,315

Current liabilities	$331,838	$17,610
Non-current liabilities (1)	1,342,949	1,083,584
Total liabilities (1)	$1,674,787	$1,101,194

	Six Months Ended June 30,
	2022	2021 (2)
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(1,112)	(986)
Net income	7,875	15,847
_______________________________
(1)Includes $258.3 million of intercompany loan payables and $25.3 million of intercompany loan receivables from non-guarantor subsidiaries as of June 30, 2022 and December 31, 2021, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
(2)Amounts include activity related to our subsidiaries that were still listed as guarantors for the period presented.
For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2021 Annual Report and Note 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

We maintain a $3.15 billion revolving credit facility under the 2021 Credit Agreement and warehouse lines of credit with certain third-party lenders. As of June 30, 2022, $310.0 million was outstanding under the revolving credit facility, as well as letters of credit totaling $2.0 million. As of August 4, 2022, $220.0 million was outstanding under the revolving credit facility. In addition, Turner & Townsend maintains a £120.0 million revolving credit facility under the March 31, 2022 credit agreement, with an additional accordion option of £20.0 million. For additional information on all of our short-term borrowings, see Notes 5 and 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2021 Annual Report and Notes 4 and 9 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of June 30, 2022, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $413.2 million at June 30, 2022. Based on dealers’ quotes, the estimated fair value of our 4.875% senior notes and 2.500% senior notes was $607.4 million and $506.1 million, respectively, at June 30, 2022.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2022, the net impact of the additional interest cost would be a decrease of $2.1 million on pre-tax income and a decrease of $2.1 million in cash provided by operating activities for the six months ended June 30, 2022.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of June 30, 2022 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2021 Annual Report.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Remediation
As previously described in Part II, Item 9A of our 2021 Annual Report, we continue to implement our remediation plans to address the material weaknesses in our internal controls over financial reporting related to the Global Workplace Solutions EMEA business. During the three months ended June 30, 2022, we performed several activities to further our remediation efforts:
•Implemented focused training, including mandatory on-the-job-training; and
•Enhanced controls, including reallocation of certain control activities to additional resources
Though further remediation efforts were made this quarter, such weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2021 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2021 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended June 30, 2022 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 - April 30, 2022	2,486,307	$86.83	2,486,307
May 1, 2022 - May 31, 2022	3,755,408	80.26	3,755,408
June 1, 2022 - June 30, 2022	1,268,408	74.09	1,268,408
	7,510,123	$81.39	7,510,123	$975,010
_______________________________
(1)During 2019, our board of directors authorized a program for the company to repurchase up to $500.0 million of our Class A common stock over three years. In November 2021, our board of directors authorized a new program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021, bringing the total authorized amount under both programs to a total of $2.5 billion. During the second quarter of 2022, we repurchased $611.2 million of our common stock under the 2021 program. The remaining $975.0 million in the table represents the amount available to repurchase shares under the authorized repurchase programs as of June 30, 2022.
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

CBRE GROUP, INC.

Date: August 4, 2022	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Global Group President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: August 4, 2022	/s/ MADELEINE BARBER
Madeleine Barber Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)