Form 10-Q
period 2022-09-30
CBRE GROUP, INC.
filed 2022-10-27
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at October 24, 2022 was 315,948,538.

FORM 10-Q
September 30, 2022

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,125,011	$2,430,951
Restricted cash	98,040	108,830
Receivables, less allowance for doubtful accounts of $96,298 and $97,588 at September 30, 2022 and December 31, 2021, respectively	4,936,146	5,150,473
Warehouse receivables	1,190,964	1,303,717
Prepaid expenses	312,374	333,885
Contract assets	373,484	338,749
Income taxes receivable	19,559	44,104
Other current assets	534,379	371,656
Total Current Assets	8,589,957	10,082,365
Property and equipment, net of accumulated depreciation and amortization of $1,308,977 and $1,288,509 at September 30, 2022 and December 31, 2021, respectively	768,445	816,092
Goodwill	4,660,638	4,995,175
Other intangible assets, net of accumulated amortization of $1,819,575 and $1,725,280 at September 30, 2022 and December 31, 2021, respectively	2,146,468	2,409,427
Operating lease assets	992,831	1,046,377
Investments in unconsolidated subsidiaries (with $870,604 and $813,031 at fair value at September 30, 2022 and December 31, 2021, respectively)	1,461,287	1,196,088
Non-current contract assets	131,341	135,626
Real estate under development	237,611	326,416
Non-current income taxes receivable	46,001	33,150
Deferred tax assets, net	155,945	157,032
Other assets, net	1,024,806	875,743
Total Assets	$20,215,330	$22,073,491
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,720,466	$2,916,331
Compensation and employee benefits payable	1,403,934	1,539,291
Accrued bonus and profit sharing	1,297,105	1,694,590
Contract liabilities	314,299	280,659
Operating lease liabilities	196,521	232,423
Income taxes payable	119,930	246,035
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,176,514	1,277,451
Revolving credit facility	283,000	—
Other short-term borrowings	38,411	32,668
Total short-term borrowings	1,497,925	1,310,119
Other current liabilities	205,473	199,421
Total Current Liabilities	7,755,653	8,418,869
Long-term debt, net of current maturities	1,476,929	1,538,123
Non-current operating lease liabilities	1,065,815	1,116,562
Non-current tax liabilities	134,188	144,884
Non-current income taxes payable	54,761	54,761
Deferred tax liabilities, net	284,123	405,258
Other liabilities	804,217	1,035,917
Total Liabilities	11,575,686	12,714,374
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 317,055,298 and 332,875,959 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,171	3,329
Additional paid-in capital	—	798,892
Accumulated earnings	9,155,739	8,366,631
Accumulated other comprehensive loss	(1,223,083)	(640,659)
Total CBRE Group, Inc. Stockholders’ Equity	7,935,827	8,528,193
Non-controlling interests	703,817	830,924
Total Equity	8,639,644	9,359,117
Total Liabilities and Equity	$20,215,330	$22,073,491
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$7,529,546	$6,798,327	$22,633,757	$19,195,819
Costs and expenses:
Cost of revenue	5,934,490	5,258,947	17,740,668	14,995,252
Operating, administrative and other	1,080,316	1,025,681	3,335,131	2,811,224
Depreciation and amortization	142,136	122,564	453,527	363,727
Asset impairments	—	—	36,756	—
Total costs and expenses	7,156,942	6,407,192	21,566,082	18,170,203
Gain on disposition of real estate	1,746	18,530	200,564	19,615
Operating income	374,350	409,665	1,268,239	1,045,231
Equity income from unconsolidated subsidiaries	233,972	163,809	396,011	459,535
Other income (loss)	7,844	7,693	(13,529)	22,470
Interest expense, net of interest income	19,957	11,038	51,301	34,916
Write-off of financing costs on extinguished debt	1,862	—	1,862	—
Income before provision for income taxes	594,347	570,129	1,597,558	1,492,320
Provision for income taxes	142,667	133,507	259,691	343,279
Net income	451,680	436,622	1,337,867	1,149,041
Less: Net income attributable to non-controlling interests	5,041	879	11,609	4,459
Net income attributable to CBRE Group, Inc.	$446,639	$435,743	$1,326,258	$1,144,582
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.40	$1.30	$4.07	$3.41
Weighted average shares outstanding for basic income per share	319,827,769	335,364,942	325,705,500	335,621,337
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.38	$1.28	$4.01	$3.37
Weighted average shares outstanding for diluted income per share	324,742,584	340,337,159	330,558,314	339,805,292
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$451,680	$436,622	$1,337,867	$1,149,041
Other comprehensive loss:
Foreign currency translation loss	(329,794)	(90,244)	(714,973)	(124,188)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	113	110	328	324
Unrealized holding (losses) gains on available for sale debt securities, net of tax	(1,313)	215	(5,160)	(971)
Other, net of tax	127	105	127	105
Total other comprehensive loss	(330,867)	(89,814)	(719,678)	(124,730)
Comprehensive income	120,813	346,808	618,189	1,024,311
Less: Comprehensive (loss) income attributable to non-controlling interests	(54,312)	677	(125,645)	4,179
Comprehensive income attributable to CBRE Group, Inc.	$175,125	$346,131	$743,834	$1,020,132
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,337,867	$1,149,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,527	363,727
Amortization of financing costs	6,537	5,080
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(132,938)	(198,131)
Asset impairments	36,756	—
Net realized and unrealized losses (gains), primarily from investments	29,046	(26,898)
Provision for doubtful accounts	11,501	24,489
Net compensation expense for equity awards	123,812	133,308
Equity income from unconsolidated subsidiaries	(396,011)	(459,535)
Distribution of earnings from unconsolidated subsidiaries	369,511	382,831
Proceeds from sale of mortgage loans	10,696,971	12,767,544
Origination of mortgage loans	(10,559,591)	(12,712,118)
Decrease in warehouse lines of credit	(100,937)	(192)
Tenant concessions received	9,140	18,645
Purchase of equity securities	(15,779)	(5,281)
Proceeds from sale of equity securities	27,387	6,856
Decrease (increase) in real estate under development	59,116	(123,580)
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(375,359)	(255,161)
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(132,424)	(107,756)
(Decrease) increase in compensation and employee benefits payable and accrued bonus and profit sharing	(375,180)	176,413
(Increase) decrease in net income taxes receivable/payable	(129,514)	42,100
Other operating activities, net	(128,629)	18,739
Net cash provided by operating activities	814,809	1,200,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(160,996)	(121,409)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(60,131)	(71,373)
Contributions to unconsolidated subsidiaries	(322,127)	(400,967)
Distributions from unconsolidated subsidiaries	46,720	63,776
Investment in VTS	(100,432)	—
Other investing activities, net	(6,783)	(25,433)
Net cash used in investing activities	(603,749)	(555,406)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	283,000	—
Proceeds from notes payable on real estate	25,904	71,157
Repayment of notes payable on real estate	(22,514)	(13,944)
Proceeds from issuance of 2.500% senior notes	—	492,255
Repurchase of common stock	(1,404,394)	(188,285)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(31,525)	(3,421)
Units repurchased for payment of taxes on equity awards	(35,162)	(36,747)
Non-controlling interest contributions	1,293	652
Non-controlling interest distributions	(740)	(4,026)
Other financing activities, net	(28,583)	(42,767)
Net cash (used in) provided by financing activities	(1,212,721)	274,874
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(315,069)	(82,714)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,316,730)	836,875
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,539,781	2,039,247
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,223,051	$2,876,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$68,878	$29,131
Income tax payments, net	$507,557	$220,955
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2022	$3,221	$—	$9,084,358	$(951,569)	$758,974	$8,894,984
Net income	—	—	446,639	—	5,041	451,680
Net compensation expense for equity awards	—	41,490	—	—	—	41,490
Units repurchased for payment of taxes on equity awards	—	(321)	—	—	—	(321)
Repurchase of common stock	(51)	(32,829)	(375,431)	—	—	(408,311)
Foreign currency translation loss	—	—	—	(270,441)	(59,353)	(329,794)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	113	—	113
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(1,313)	—	(1,313)
Contributions from non-controlling interests	—	—	—	—	580	580
Distributions to non-controlling interests	—	—	—	—	(370)	(370)
Other	1	(8,340)	173	127	(1,055)	(9,094)
Balance at September 30, 2022	$3,171	$—	$9,155,739	$(1,223,083)	$703,817	$8,639,644

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2021	$3,357	$1,001,832	$7,238,896	$(564,564)	$41,155	$7,720,676
Net income	—	—	435,743	—	879	436,622
Net compensation expense for equity awards	—	48,075	—	—	—	48,075
Units repurchased for payment of taxes on equity awards	—	(472)	—	—	—	(472)
Repurchase of common stock	(11)	(99,999)	—	—	—	(100,010)
Foreign currency translation loss	—	—	—	(90,042)	(202)	(90,244)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	110	—	110
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	215	—	215
Contributions from non-controlling interests	—	—	—	—	125	125
Distributions to non-controlling interests	—	—	—	—	(649)	(649)
Other	—	(10,652)	—	105	(5,741)	(16,288)
Balance at September 30, 2021	$3,346	$938,784	$7,674,639	$(654,176)	$35,567	$7,998,160
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2021	$3,329	$798,892	$8,366,631	$(640,659)	$830,924	$9,359,117
Net income	—	—	1,326,258	—	11,609	1,337,867
Net compensation expense for equity awards	—	123,812	—	—	—	123,812
Units repurchased for payment of taxes on equity awards	—	(35,162)	—	—	—	(35,162)
Repurchase of common stock	(168)	(872,992)	(537,323)	—	—	(1,410,483)
Foreign currency translation loss	—	—	—	(577,719)	(137,254)	(714,973)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	328	—	328
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(5,160)	—	(5,160)
Contributions from non-controlling interests	—	—	—	—	1,293	1,293
Distributions to non-controlling interests	—	—	—	—	(740)	(740)
Other	10	(14,550)	173	127	(2,015)	(16,255)
Balance at September 30, 2022	$3,171	$—	$9,155,739	$(1,223,083)	$703,817	$8,639,644

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2020	$3,356	$1,074,639	$6,530,057	$(529,726)	$41,761	$7,120,087
Net income	—	—	1,144,582	—	4,459	1,149,041
Net compensation expense for equity awards	—	133,308	—	—	—	133,308
Units repurchased for payment of taxes on equity awards	—	(36,747)	—	—	—	(36,747)
Repurchase of common stock	(22)	(188,263)	—	—	—	(188,285)
Foreign currency translation loss	—	—	—	(123,908)	(280)	(124,188)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	324	—	324
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(971)	—	(971)
Contributions from non-controlling interests	—	—	—	—	652	652
Distributions to non-controlling interests	—	—	—	—	(4,026)	(4,026)
Other	12	(44,153)	—	105	(6,999)	(51,035)
Balance at September 30, 2021	$3,346	$938,784	$7,674,639	$(654,176)	$35,567	$7,998,160
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
Considerations Related to the Covid-19 Pandemic, the war in Ukraine and Monetary Policy
During the first quarter of 2020, the emergence of the novel coronavirus (Covid-19) resulted in sharp contraction of economic and commercial real estate activity across much of the world. Commercial real estate markets recovered strongly beginning in 2021 and continuing into the second quarter of 2022. However, the pandemic has likely engendered structural changes to the utilization of many types of commercial real estate, which will have ongoing repercussions for our business. In addition, Russia’s invasion of Ukraine and the ongoing military conflict pose heightened risks for our operations in Europe, exacerbating supply chain disruptions, worsening inflation and raising the specter of energy shortages this winter. As a result of Russia’s invasion, we elected to exit most of our business in Russia, although we continue have a limited number of employees in the country, managing facilities for existing corporate clients under pre-existing global outsourcing contracts. In addition, the second half of 2022 has been marked by significant macroeconomic challenges as central banks around the world have sharply raised interest rates in efforts to rein in inflation, reducing credit availability. Less available and more expensive debt capital has pronounced effects on our capital markets (mortgage origination and property sales) businesses, making property acquisitions and dispositions harder to finance. Similar factors also impact the timing and ultimate proceeds realized for property sales within our development business.
Financial Statement Preparation
The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or General Accepted Accounting Principles (GAAP), for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events, including the ongoing impacts of Covid-19, the war in Ukraine and weakening global macroeconomic conditions, including less available and more expensive debt capital. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform: Scope,” respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective for a limited time for all entities through December 31, 2022. We have completed our evaluation of significant contracts and concluded these ASUs did not have a material impact on our consolidated financial statements and related disclosures.
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
In March 2022, the FASB issued ASU 2022-01,“Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” This ASU allows nonprepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. The expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures.” This ASU eliminates the accounting guidance for Troubled Debt Restructuring by creditors in 310-40 and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires entities to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” Topic 820, Fair Value Measurement, states that a reporting entity should consider the characteristics of the asset or liability when measuring the fair value, including restrictions on the sale of the asset or liability, if a market participant would take those characteristics into account and the key to that determination is the unit of account for the asset or liability being measured at fair value. Topic 820 contains conflicting guidance on what the unit of account is when measuring the fair value of an equity security and this has resulted in diversity in practice on whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring the equity security’s fair value. To address this, the amendments in the ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about the restriction including the nature and remaining duration of the restriction. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Sub Topic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period including the key terms of the program and the following for obligations that the buyer has confirmed as valid to the provider: (1) the amount outstanding that remains unpaid by the buyer as of the end of the annual period, (2) a description of where those obligations are presented in the balance sheet, and (3) a rollforward of those obligations during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid. Additionally, in each interim period, the buyer should disclose the amount of obligations outstanding that the buyer has confirmed as valid to the finance provider as of the end of the interim period. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At September 30, 2022 and December 31, 2021, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2021	$1,303,717
Origination of mortgage loans	10,559,591
Gains (premiums on loan sales)	31,262
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(10,665,709)
Cash collections of premiums on loan sales	(31,262)
Proceeds from sale of mortgage loans	(10,696,971)
Net decrease in mortgage servicing rights included in warehouse receivables	(6,635)
Ending balance at September 30, 2022	$1,190,964

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of September 30, 2022 and December 31, 2021 (dollars in thousands):

			September 30, 2022		December 31, 2021
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	12/16/2022	daily floating rate SOFR rate plus 1.60%, with a SOFR adjustment rate of 0.05%	$1,335,000	$922,817	$1,335,000	$742,124
JP Morgan	12/16/2022	daily floating rate SOFR rate plus 2.75%, with a SOFR adjustment rate of 0.05%	15,000	729	15,000	4,326
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	62,715	650,000	133,084
TD Bank, N.A. (TD Bank) (3)	7/15/2023	daily floating rate SOFR rate 1.30%, with a SOFR adjustment rate of 0.10%	800,000	30,753	800,000	217,672
Bank of America, N.A. (BofA) (4)	5/24/2023	daily floating rate SOFR rate plus 1.25%, with a SOFR adjustment rate of 0.10%	350,000	152,280	350,000	178,600
BofA (5)	5/24/2023	daily floating rate SOFR rate 1.25%, with a SOFR adjustment rate of 0.10%	250,000	—	250,000	—
MUFG Union Bank, N.A. (Union Bank) (6)	6/27/2023	daily floating rate SOFR plus 1.30%	200,000	7,220	200,000	1,645
			$3,600,000	$1,176,514	$3,600,000	$1,277,451
_______________________________
(1)Effective October 18, 2021, this facility was renewed and amended and the maximum facility size was increased to $1,335.0 million. This facility has a revised maturity date of October 17, 2022 and a revised interest rate to a Secured Overnight Finance Rate (SOFR) term plus 1.60%, with a SOFR adjustment rate of 0.05%, noting the Business Lending sublimit has a revised interest rate of daily adjusted term SOFR plus 2.75%, with a SOFR adjustment rate of 0.05%. Effective October 17, 2022, the facility maturity date was extended to December 16, 2022.
(2)Effective January 15, 2021, the maximum facility was increased to $650.0 million.
(3)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. Effective July 15, 2022, this facility was renewed with a revised interest rate of daily floating rate SOFR rate plus 1.30%, with a SOFR adjustment rate of 0.10% and a maturity date of July 15, 2023. As of September 30, 2022, the uncommitted $400.0 million temporary line of credit was not utilized.
(4)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. Effective May 25, 2022, this facility was renewed with a revised interest rate of daily floating rate SOFR rate plus 1.25%, with a SOFR adjustment rate of 0.10% and a maturity date of May 24, 2023. The sublimit is subject to an interest rate of daily floating rate SOFR plus 1.75%, with a SOFR adjustment rate of 0.10%. As of September 30, 2022, the sublimit borrowing has not been utilized.
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
During the nine months ended September 30, 2022, we had a maximum of $1.6 billion of warehouse lines of credit principal outstanding.

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

As of September 30, 2022 and December 31, 2021, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Investments in unconsolidated subsidiaries	$150,602	$109,530
Other current assets	—	4,219
Co-investment commitments	82,008	90,328
Maximum exposure to loss	$232,610	$204,077
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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	As of September 30, 2022
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$6,262	$—	$—	$6,262
Debt securities issued by U.S. federal agencies	—	8,824	—	8,824
Corporate debt securities	—	45,542	—	45,542
Asset-backed securities	—	3,360	—	3,360
Collateralized mortgage obligations	—	28	—	28
Total available for sale debt securities	6,262	57,754	—	64,016
Equity securities	34,669	—	—	34,669
Investments in unconsolidated subsidiaries	270,342	—	503,935	774,277
Warehouse receivables	—	1,190,964	—	1,190,964
Other assets	—	—	1,867	1,867
Total assets at fair value	$311,273	$1,248,718	$505,802	$2,065,793
There were no liabilities measured at fair value on a recurring basis as of September 30, 2022.

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
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. During the third quarter, the company made a $100.4 million capital investment in VTS, a leading proptech company, and the balance is included in “other assets” in the accompanying consolidated balance sheets. The tables above do not include this non-marketable equity investment accounted for under the measurement alternative, defined as cost minus impairment, if any, and adjusted for subsequent observable transactions for the same or similar investments of the same issuer. No adjustments or impairments were recorded during the three months ended September 30, 2022.
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At September 30, 2022 and December 31, 2021, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 4). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of September 30, 2022 and December 31, 2021, investments in unconsolidated subsidiaries at fair value using NAV were $96.3 million and $152.7 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 using significant unobservable inputs (Level 3) (dollars in thousands):

	Investment in Unconsolidated Subsidiaries	Other assets (liabilities)
Balance as of June 30, 2022	$441,626	$1,867
Transfer in	—	—
Net change in fair value	62,309	—
Purchases / Additions	—	—
Balance as of September 30, 2022	$503,935	$1,867

Balance as of December 31, 2021	$406,690	$(10,700)
Transfer in	—	—
Net change in fair value	(2,755)	—
Purchases / Additions	100,000	12,567
Balance as of September 30, 2022	$503,935	$1,867

Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Operations
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Other assets (liabilities)	Other income (loss)
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2022:

	Valuation Technique	Unobservable Input	Range
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	14.5% - 27.0%

	Monte Carlo	Volatility	70.0%
		Risk free interest rate	4.04%

Other assets (liabilities)	Discounted cash flow	Discount rate	27.0%
We recorded $10.4 million during the first quarter of this year, in non-cash asset impairment charges (primarily comprised of receivables), on a pretax basis, related to the exit of our Advisory Services business in Russia.
During the second quarter of this year, we recorded a non-cash goodwill impairment charge of $26.4 million in our Real Estate Investments segment for the Telford Homes business. The charge was attributable to the effects of elevated inflation on construction, materials and labor costs which increased Telford Homes’ risk as the contractor and reduced the profitability of current projects. The fair value measurements employed for our impairment evaluation was based on a discounted cash flow approach. Significant inputs used in the evaluation included a risk-free rate of return, estimated risk premium, terminal growth rates, working capital assumptions, income tax rates as well as other economic variables.
There were no asset impairment charges or other significant non-recurring fair value measurements recorded during the three months ended September 30, 2022. There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2021.
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
•Other assets / liabilities – Represents the net fair value of the commitment related to a revolving facility in our Advisory Services segment. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facilities. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 4 and 9).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $387.7 million and $451.8 million at September 30, 2022 and December 31, 2021, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $391.7 million and $454.5 million at September 30, 2022 and December 31, 2021, respectively (see Note 9).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $589.8 million and $671.7 million at September 30, 2022 and December 31, 2021, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $596.2 million and $595.5 million at September 30, 2022 and December 31, 2021, respectively. The estimated fair value of our 2.500% senior notes was $381.2 million and $502.1 million at September 30, 2022 and December 31, 2021. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $489.0 million and $488.1 million at September 30, 2022 and December 31, 2021.
•Notes Payable on Real Estate - As of September 30, 2022 and December 31, 2021, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $50.8 million and $48.2 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

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
There were no other triggering events requiring an impairment assessment be conducted in the nine months ended September 30, 2022. However, it is possible that future changes in circumstances would require the company to record additional non-cash impairment charges.

8.    Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging up to 50.0%. The following table represents the composition of investment in unconsolidated subsidiaries under equity method of accounting and fair value option (dollars in thousands):

Investment type	September 30, 2022	December 31, 2021
Real estate investments	$617,099	$453,813
Investment in Altus Power, Inc.:
Class A common stock (22 million shares)	270,342	229,900
Alignment shares (1)	121,549	114,727
Private placement warrants (2)	—	23,741
Subtotal	391,890	368,368
Other (3)	452,298	373,907
Total investment in unconsolidated subsidiaries	$1,461,287	$1,196,088
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
(2)On September 21, 2022, we exercised all of the private placement warrants on a “cashless basis” and receive 2,552,390 shares of Class A common stock based on a 0.2763 conversion rate.
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$688,584	$636,229	$1,916,277	$2,098,850
Operating income	280,290	375,655	745,676	1,082,656
Net income (1)	937,221	909,341	3,889,302	2,386,276
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Senior term loan, with interest of 0.75% plus EURIBOR adj, due in full at maturity on December 20, 2023	$392,080	$455,166
4.875% senior notes due in 2026, net of unamortized discount	598,257	597,911
2.500% senior notes due in 2031, net of unamortized discount	493,307	492,782
Total long-term debt	1,483,644	1,545,859
Less: unamortized debt issuance costs	6,715	7,736
Total long-term debt, net of current maturities	$1,476,929	$1,538,123

We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On March 4, 2019, CBRE Services, Inc. (CBRE Services) entered into an incremental assumption agreement with respect to its credit agreement, dated October 31, 2017 (such agreement, as amended by a December 20, 2018 incremental loan assumption agreement and such March 4, 2019 incremental assumption agreement, collectively, the 2019 Credit Agreement), which (i) extended the maturity of the U.S. dollar tranche A term loans under such credit agreement, (ii) extended the termination date of the revolving credit commitments available under such credit agreement and (iii) made certain changes to the interest rates and fees applicable to such tranche A term loans and revolving credit commitments under such credit agreement. The proceeds from the new tranche A term loan facility under the 2019 Credit Agreement were used to repay the $300.0 million of tranche A term loans outstanding under the credit agreement in effect prior to the entry into the 2019 incremental assumption agreement. On July 9, 2021, CBRE Services entered into an additional incremental assumption agreement with respect to the 2019 Credit Agreement for purposes of increasing the revolving credit commitments available under the 2019 Credit Agreement by an aggregate principal amount of $350.0 million (the 2019 Credit Agreement, as amended by the July 9, 2021 incremental assumption agreement is collectively referred to in this Quarterly Report as the 2021 Credit Agreement). On December 10, 2021, CBRE Services and certain of the other borrowers entered into an amendment of the 2021 Credit Agreement which (i) changed the interest rate applicable to revolving borrowings denominated in Sterling from a LIBOR-based rate to a rate based on the Sterling Overnight Index Average (SONIA) and (ii) changed the interest rate applicable to revolving borrowings denominated in Euros from a LIBOR-based rate to a rate based on EURIBOR. The revised interest rates described above went into effect on January 1, 2022. On May 21, 2021, we entered into a definitive agreement whereby our subsidiary guarantors were released as guarantors from the 2021 Credit Agreement.

On August 5, 2022, CBRE Group, Inc., as Holdings, and CBRE Global Acquisition Company, as the Luxembourg Borrower, Services entered into a second amendment to the 2021 Credit Agreement which, among other things (i) amended certain of the representations and warranties, affirmative covenants, negative covenants and events of default in the 2021 Credit Agreement in a manner consistent with the new 5-year senior unsecured Revolving Credit Agreement (as described below), (ii) terminated all revolving commitments previously available to the subsidiaries of the company thereunder and (iii) reflected the resignation of the previous administrative agent and the appointment of Wells Fargo Bank, National Association as the new administrative agent (the 2021 Credit Agreement, as amended by the second amendment is referred to in this Quarterly Report as the 2022 Credit Agreement).

The 2022 Credit Agreement is a senior unsecured credit facility that is guaranteed by CBRE Group, Inc. As of September 30, 2022, the 2022 Credit Agreement provided for a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. The $300.0 million tranche A term loan facility that was also covered under this agreement was repaid on November 23, 2021. In addition, a $3.15 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans and would have terminated on March 4, 2024, was also previously provided under this agreement and was replaced with a new $3.5 billion 5-year senior unsecured Revolving Credit Agreement entered into on August 5, 2022 (as described below).

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The 2022 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2022 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2022 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2022 Credit Agreement), 4.75x) as of the end of each fiscal quarter. Our coverage ratio of consolidated EBITDA to consolidated interest expense was 45.56x for the trailing twelve months ended September 30, 2022, and our leverage ratio of total debt less available cash to consolidated EBITDA was 0.33x as of September 30, 2022. In addition, the 2022 Credit Agreement also contains other customary affirmative and negative covenants and events of default.
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 2.500% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1.
On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1.
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2022 Credit Agreement.
Short-Term Borrowings

Revolving Credit Agreement

On August 5, 2022, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with a capacity of $3.5 billion and a maturity date of August 5, 2027. The commitments replaced in full and increased the revolving credit facility previously available under the 2021 Credit Agreement by $350.0 million. Borrowings bear interest at (i) CBRE Services’ option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00% plus (ii) 10 basis points, plus (iii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.630% to 1.100% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the Revolving Credit Agreement). The applicable rate is also subject to certain increases and/or decreases specified in the Revolving Credit Agreement linked to achieving certain sustainability goals.

The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit of an outstanding aggregate amount of $300.0 million.

The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On August 5, 2022, CBRE Services made an initial borrowing of $220.0 million under the Revolving Credit Agreement. These proceeds, in addition to cash on hand, were used to repay in full all revolving credit borrowings outstanding under the 2021 Credit Agreement and terminate the revolving commitments thereunder. As of September 30, 2022, $283.0 million was outstanding under the Revolving Credit Agreement. No letters of credit were outstanding as of September 30, 2022. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.

Revolving Credit Facilities under the 2021 Credit Agreement

The revolving credit facility under the 2021 Credit Agreement allowed for borrowings outside of the U.S., with a $200.0 million sub-facility available to CBRE Services, one of our Canadian subsidiaries, one of our Australian subsidiaries and one of our New Zealand subsidiaries and a $320.0 million sub-facility available to CBRE Services and one of our U.K. subsidiaries. Borrowings under the revolving credit facility bore interest at varying rates, based at our option, on either (1) the applicable fixed rate plus 0.68% to 1.075% or (2) the daily rate plus 0.0% to 0.075%, in each case as determined by reference to our Credit Rating (as defined in the 2021 Credit Agreement). The 2021 Credit Agreement required us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused).
As of January 1, 2022, pursuant to an amendment to the 2021 Credit Agreement entered into on December 10, 2021, the applicable fixed rate for revolving borrowings denominated in Euros was changed to EURIBOR and the applicable fixed rate for revolving borrowings denominated in Sterling was changed to SONIA (with SONIA-based borrowings subject to a “credit spread adjustment” of an additional 0.0326% in addition to the interest rate spreads described above).
On August 5, 2022, all revolving commitments previously available to the subsidiaries of the company under the 2021 Credit Agreement were terminated and replaced with a new $3.5 billion 5-year senior unsecured Revolving Credit Agreement (as described above).
Turner & Townsend Revolving Credit Facilities

Turner & Townsend has a revolving credit facility with a capacity of £120.0 million and an additional accordion option of £20.0 million that matures on March 31, 2027. As of September 30, 2022, $29.4 million (£26.3 million) was outstanding under this revolving credit facility bearing interest at SONIA plus 0.75%, of which $22.3 million (£20.0 million) matures on November 11, 2022 and $7.1 million (£6.3 million) matures on February 21, 2023.
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
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Operating lease assets	$992,831	$1,046,377
Financing	Other assets, net	86,233	110,809
Total leased assets		$1,079,064	$1,157,186
Liabilities
Current:
Operating	Operating lease liabilities	$196,521	$232,423
Financing	Other current liabilities	29,825	38,103
Non-current:
Operating	Non-current operating lease liabilities	1,065,815	1,116,562
Financing	Other liabilities	56,023	73,257
Total lease liabilities		$1,348,184	$1,460,345
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$108,649	$83,214
Right-of-use assets obtained in exchange for new financing lease liabilities	21,331	31,693
Other non-cash increases in operating lease right-of-use assets (1)	37,741	11,431
Other non-cash increases (decreases) in financing lease right-of-use assets (1)	5,444	(2,919)
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program), to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $37.4 billion at September 30, 2022, of which $33.5 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2022 and December 31, 2021, CBRE MCI had $108.0 million and $100.0 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $62.4 million and $64.0 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $881.3 million (including $424.1 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2022.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both September 30, 2022 and December 31, 2021, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $177.3 million as of September 30, 2022, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $113.0 million as of September 30, 2022 referred to in the preceding paragraphs represented the majority of the $177.3 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
We had guarantees totaling $60.4 million as of September 30, 2022, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $60.4 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of September 30, 2022, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
An important part of the strategy for our Real Estate Investments business involves investing our capital in certain real estate investments with our clients. These co-investments generally total up to 2.0% of the equity in a particular fund. As of September 30, 2022, we had aggregate commitments of $110.5 million to fund these future co-investments. Additionally, an important part of our Real Estate Investments business strategy is selective investment in real estate projects. We invest on our own account or co-invest with our clients as a principal in unconsolidated real estate subsidiaries. As of September 30, 2022, we had committed to fund $82.7 million of additional capital to unconsolidated subsidiaries and $138.3 million to real estate projects that were consolidated in our financial statements.
On April 28, 2022, Telford Homes signed the UK government’s non-binding Fire Safety Pledge (the Pledge), which states that subject to entering into mutually acceptable definitive agreements with the UK government, Telford Homes will (1) take responsibility for performing or funding self-remediation works relating to certain life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters in height or greater in England and (2) withdraw Telford Homes-constructed buildings from, or reimburse the government for, Telford Homes-constructed buildings covered in the government-sponsored Building Safety Fund (BSF) and Aluminum Composite Material Funds. CBRE believes there is a potential risk of loss attributable to past events, including retroactive changes in building fire-safety regulations, under the Pledge, and also under existing contracts and / or the new Building Safety Act. The estimated potential costs for buildings within the required scope of the remediation are subjective, highly complex and dependent on a number of variables outside of Telford Homes’ control. These include, but are not limited to, the time required for the remediation to be completed, the size and number of buildings that may require remediation, cost of construction or remediation materials, potential discoveries made during remediation that could necessitate incremental work, investigation costs, potential business disruption costs, potential changes to or new regulations and regulatory approval. As a result of signing the Pledge and the potential for CBRE to pay for remediation under any definitive agreements that may negotiated by the parties under the Pledge, CBRE recorded non-cash charges of $9.5 million and $47.0 million during the three months and nine months ended September 30, 2022, respectively. This potential liability primarily represents adjusted amounts the UK government has already paid or quantified through the BSF for remediation of Telford-constructed buildings. Given the significant unknowns and multiple variables described above, CBRE is not able to estimate a reasonable range of costs in excess of the amount recorded as of September 30, 2022. CBRE continues to assess its potential liability, including likelihood of payment, and believes it could be material to the company.

12.    Income Taxes

Our provision for income taxes on a consolidated basis was $142.7 million for the three months ended September 30, 2022 as compared to a provision for income taxes of $133.5 million for the three months ended September 30, 2021. The increase of $9.2 million is primarily related to increase of earnings.

Our provision for income taxes on a consolidated basis was $259.7 million for the nine months ended September 30, 2022 as compared to a provision for income taxes of $343.3 million for the nine months ended September 30, 2021. The decrease of $83.6 million is primarily related to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring. The recognition of the outside tax basis difference generated tax attribute carry forwards that will offset income generated during the current year and be carried forward. Based on our strong history of earnings and the nature of our business we expect to generate sufficient taxable income within the carry forward period and therefore conclude it is more likely than not that we will realize the full tax benefit of the tax attributes. Accordingly, we have not provided any valuation allowance against the deferred tax assets.

Our effective tax rate increased to 24.0% for the three months ended September 30, 2022 from 23.4% for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to state and local taxes.

Our effective tax rate decreased to 16.3% for the nine months ended September 30, 2022 from 23.0% for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring, partially offset by state and local taxes.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2022 and December 31, 2021, the company had gross unrecognized tax benefits of $347.5 million and $191.9 million, respectively. The increase of $155.6 million resulted from accrual of gross unrecognized tax benefits of $157.4 million primarily related to certain legal entity reorganizations and a release of $1.8 million of gross unrecognized tax benefits primarily related to the expiration of statute of limitations in various tax jurisdictions.

On August 16, 2022, the Inflation Reduction Act (IRA), a budget reconciliation package that contained legislation targeting energy security and climate change, healthcare and taxes, was signed into law. With respect to corporate-level taxes, the IRA included a 1% excise tax on stock buybacks and a 15% minimum corporate minimum tax (CAMT) based on financial statement income of certain U.S. companies that meet the $1 billion profitability threshold criteria, effective after December 31, 2022. We continue to evaluate the impact of the legislation and forthcoming administrative guidance and regulations to our financial statements and results of operations.

13.    Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$446,639	$435,743	$1,326,258	$1,144,582
Weighted average shares outstanding for basic income per share	319,827,769	335,364,942	325,705,500	335,621,337
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.40	$1.30	$4.07	$3.41
Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$446,639	$435,743	$1,326,258	$1,144,582
Weighted average shares outstanding for basic income per share	319,827,769	335,364,942	325,705,500	335,621,337
Dilutive effect of contingently issuable shares	4,914,815	4,972,217	4,852,814	4,183,955
Weighted average shares outstanding for diluted income per share	324,742,584	340,337,159	330,558,314	339,805,292
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.38	$1.28	$4.01	$3.37

For the three and nine months ended September 30, 2022, 1,506,140 and 1,369,162, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
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
On November 19, 2021, our board of directors authorized a new program for the repurchase of up to $2.0 billion of our common stock over five years (the 2021 program). On August 18, 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under this program to a total of $4.0 billion. During the three months ended September 30, 2022, we repurchased 5,094,577 shares of our common stock with an average price of $80.14 per share using cash on hand for $408.3 million. During the nine months ended September 30, 2022, we repurchased 16,167,978 shares of our common stock with an average price of $83.35 per share using cash on hand for $1.3 billion. As of September 30, 2022, we had approximately $2.6 billion of capacity remaining under the 2021 program.

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

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended September 30, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,671,930	$—	$—	$3,671,930
Advisory leasing	989,615	—	—	—	989,615
Advisory sales	600,527	—	—	—	600,527
Property management	458,292	—	—	(5,732)	452,560
Project management	—	1,171,809	—	—	1,171,809
Valuation	177,198	—	—	—	177,198
Commercial mortgage origination (1)	59,149	—	—	—	59,149
Loan servicing (2)	13,869	—	—	—	13,869
Investment management	—	—	146,695	—	146,695
Development services	—	—	95,142	—	95,142
Topic 606 Revenue	2,298,650	4,843,739	241,837	(5,732)	7,378,494
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	71,276	—	—	—	71,276
Loan servicing	63,875	—	—	—	63,875
Development services (3)	—	—	15,901	—	15,901
Total Out of Scope of Topic 606 Revenue	135,151	—	15,901	—	151,052
Total Revenue	$2,433,801	$4,843,739	$257,738	$(5,732)	$7,529,546

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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$11,292,738	$—	$—	$11,292,738
Advisory leasing	2,732,045	—	—	—	2,732,045
Advisory sales	1,936,073	—	—	—	1,936,073
Property management	1,375,156	—	—	(12,751)	1,362,405
Project management	—	3,264,762	—	—	3,264,762
Valuation	554,879	—	—	—	554,879
Commercial mortgage origination (1)	214,333	—	—	—	214,333
Loan servicing (2)	41,710	—	—	—	41,710
Investment management	—	—	454,816	—	454,816
Development services	—	—	297,635	—	297,635
Topic 606 Revenue	6,854,196	14,557,500	752,451	(12,751)	22,151,396
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	221,345	—	—	—	221,345
Loan servicing	194,691	—	—	—	194,691
Development services (3)	—	—	66,325	—	66,325
Total Out of Scope of Topic 606 Revenue	416,036	—	66,325	—	482,361
Total Revenue	$7,270,232	$14,557,500	$818,776	$(12,751)	$22,633,757

	Nine Months Ended September 30, 2021
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$10,395,345	$—	$—	$10,395,345
Advisory leasing	2,082,248	—	—	—	2,082,248
Advisory sales	1,677,557	—	—	—	1,677,557
Property management	1,283,090	—	—	(15,397)	1,267,693
Project management	—	1,880,403	—	—	1,880,403
Valuation	517,460	—	—	—	517,460
Commercial mortgage origination (1)	187,995	—	—	—	187,995
Loan servicing (2)	32,100	—	—	—	32,100
Investment management	—	—	406,516	—	406,516
Development services	—	—	258,281	—	258,281
Topic 606 Revenue	5,780,450	12,275,748	664,797	(15,397)	18,705,598
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	295,561	—	—	—	295,561
Loan servicing	181,133	—	—	—	181,133
Development services (3)	—	—	13,527	—	13,527
Total Out of Scope of Topic 606 Revenue	476,694	—	13,527	—	490,221
Total Revenue	$6,257,144	$12,275,748	$678,324	$(15,397)	$19,195,819
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities

We had contract assets totaling $504.8 million ($373.5 million of which was current) and $474.4 million ($338.7 million of which was current) as of September 30, 2022 and December 31, 2021, respectively.

We had contract liabilities totaling $321.8 million ($314.3 million of which was current) and $288.9 million ($280.7 million of which was current) as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, we recognized revenue of $244.7 million that was included in the contract liability balance at December 31, 2021.

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

Segment operating profit (SOP) is the measure reported to the CODM for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings, inclusive of amounts attributable to non-controlling interest, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, integration and other costs related to acquisitions, costs associated with efficiency and cost-reduction initiatives, and a provision associated with Telford’s fire safety remediation efforts. This metric excludes the impact of corporate overhead as these costs are now reported under Corporate and other. During fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest to provide a more meaningful view of the segment’s performance and related margins and to conform to the CODM’s view of the business segments. Prior period segment operating profit for our reportable segments have been recast to conform to this change.

Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Advisory Services	$2,433,801	$2,412,147	$7,270,232	$6,257,144
Global Workplace Solutions	4,843,739	4,167,143	14,557,500	12,275,748
Real Estate Investments	257,738	223,832	818,776	678,324
Corporate, other and eliminations	(5,732)	(4,795)	(12,751)	(15,397)
Total revenue	$7,529,546	$6,798,327	$22,633,757	$19,195,819

Segment operating profit
Advisory Services	$423,802	$521,678	$1,410,113	$1,318,762
Global Workplace Solutions	219,406	187,332	640,438	509,684
Real Estate Investments	59,458	146,768	501,028	363,878
Total reportable segment operating profit	$702,666	$855,778	$2,551,579	$2,192,324

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to CBRE Group, Inc.	$446,639	$435,743	$1,326,258	$1,144,582
Net income attributable to non-controlling interests	5,041	879	11,609	$4,459
Net income	451,680	436,622	1,337,867	$1,149,041
Adjustments to increase (decrease) net income:
Depreciation and amortization	142,136	122,564	453,527	363,727
Asset impairments	—	—	36,756	—
Interest expense, net of interest income	19,957	11,038	51,301	34,916
Write-off of financing costs on extinguished debt	1,862	—	1,862	—
Provision for income taxes	142,667	133,507	259,691	343,279
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(6,161)	16,959	9,200	33,963
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(1,300)	47	(4,447)	772
Costs incurred related to legal entity restructuring	893	—	12,814	—
Integration and other costs related to acquisitions	7,716	16,211	24,046	24,345
Costs associated with efficiency and cost-reduction initiatives	18,929	—	18,929	—
Provision associated with Telford’s fire safety remediation efforts	9,479	—	46,984	—
Corporate and other (income) loss, including eliminations	(85,192)	118,830	303,049	242,281
Total reportable segment operating profit	$702,666	$855,778	$2,551,579	$2,192,324

Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
United States	$4,320,235	$3,943,714	$12,887,747	$10,856,277
United Kingdom	970,307	841,241	3,002,798	2,451,222
All other countries	2,239,004	2,013,372	6,743,212	5,888,320
Total revenue	$7,529,546	$6,798,327	$22,633,757	$19,195,819

16.     Efficiency and Cost Reduction Initiatives

During the third quarter of 2022, we launched certain cost and operational efficiency initiatives that will further improve the company’s resiliency in an economic downturn while enabling continued operating platform investments that support future growth. The efficiency initiatives include management and workforce structure simplification, occupancy footprint rationalization and certain third-party spending reductions. For the three months ended September 30, 2022, the company incurred $19.3 million of costs (primarily to be settled in the fourth quarter of 2022) related to employee separation, lease termination, and consulting fees. Management continues to evaluate and modify these initiatives, which are likely to continue over the next several months.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months and nine months ended September 30, 2022 should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
We provide services to real estate investors and occupiers. For investors, our services include capital markets (property sales, mortgage origination, sales and servicing), property leasing, investment management, property management, valuation and development services, among others. For occupiers, our services include facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (U.S. development); “Telford Homes” (U.K. development); and “Turner & Townsend Holdings Limited” (global project, program and cost management).
We generate revenue from both stable, recurring (large multi-year portfolio and per-project contracts) and more cyclical, non-recurring (commissions and fees on transactions) sources. Our revenue mix has become heavily weighted towards stable revenue sources, particularly occupier outsourcing, and markedly less dependent on highly cyclical property sales and lease transaction revenue. As a result of our four-dimension diversification strategy (asset types, lines of business, clients and geographies) and strong balance sheet, we believe we are well -positioned to capture a substantial and growing share of market opportunities at a time when investors and occupiers increasingly prefer to purchase integrated, account-based services on a national and global basis. We also believe we are increasingly well situated to weather challenging macroeconomic environments due to our increased diversification and resiliency.
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
In 2020, the Covid-19 pandemic primarily impacted the property sales and leasing lines of business in the Advisory Services segment. The adverse effects eased significantly in 2021 and early 2022 as global economic conditions improved and sales and leasing volumes rose markedly. Further, the pandemic catalyzed strong industrial and multifamily transaction volumes, which offset subdued office activity. Nevertheless, Covid-19 continues to impact our operations, and company return-to-office strategies have been slow to gain momentum. As a result, occupier confidence in making long-term office leasing decisions has not returned to pre-pandemic levels. In addition, Russia’s invasion of Ukraine and the ongoing military conflict pose heightened risks for our operations in Europe, exacerbating supply chain disruptions, worsening inflation and raising the specter of energy shortages this winter, among other macroeconomic challenges. As a result of Russia’s invasion, we elected to exit most of our business in Russia, although we continue to have a limited number of employees in the country, managing facilities for corporate clients under pre-existing global outsourcing contracts. While the economies most directly impacted by the invasion, Russia and Ukraine, are not material to our business, the future direct and indirect impacts on regional and global economies are difficult to predict. In addition, the second half of 2022 has been marked by significant macroeconomic challenges as central banks around the world have sharply raised interest rates in efforts to rein in inflation, reducing credit availability. Less available and more expensive debt capital has pronounced effects on our capital markets (mortgage origination and property sales) businesses, making property acquisitions and dispositions harder to finance. Similar factors also impact the timing and ultimate proceeds realized for property sales within our development business.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill and other intangible assets, and income taxes can be found in our 2021 Annual Report. There have been no material changes to these policies and estimates as of September 30, 2022.
New Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Seasonality
In a typical year, a significant portion of our revenue and earnings generation follow seasonal patterns, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities have tended to be lowest in the first quarter and highest in the fourth quarter when investors and occupiers intensely focus on completing sales, financing and leasing transactions prior to year-end. The ongoing impact of the Covid-19 pandemic and intensifying current macroeconomic challenges may cause seasonality to deviate from historical patterns.
Inflation
Our commissions and variable costs related to revenue are primarily affected by commercial real estate transactions as well as market supply and demand, which may be impacted by inflation. For example, inflation has sharply increased construction materials and labor costs in our development business. Nonetheless, we believe that our business has significant inherent protections against inflation, and to date, general inflation has not had a material impact upon most of our operations. The company continues to monitor inflation, central bank monetary policy changes and potentially adverse effects to our business from elevated inflation, higher interest rates or both.
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

Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects on our operating margins of difficult market conditions, such as the environment that prevailed in the early months of the Covid-19 pandemic, were partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, like during the depth of the Covid-19 pandemic, we have moved decisively to lower operating expenses to improve financial performance. We are taking such steps to reduce expenses in light of the intensifying macroeconomic challenges. Additionally, our contractual and other more stable revenue sources have increased over many years primarily as a result the growth of our occupier outsourcing business, and we believe this contractual revenue should help offset the negative impacts that macroeconomic deterioration could have on other parts of our business. We also believe that we have significantly improved the resiliency of our business through a four-dimension diversification strategy that has expanded the business across asset types, clients, geographies and lines of business. Nevertheless, adverse global and regional economic trends could pose significant risks to our consolidated operating results and financial condition.
Effects of Acquisitions and Investments
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. On November 1, 2021, we acquired a 60% controlling ownership interest in Turner & Townsend Holdings Limited (Turner & Townsend) for £960.0 million, or $1.3 billion along with the acquisition of $44.0 million (£32.2 million) in cash. The Turner & Townsend acquisition was funded with cash on hand and gross deferred purchase consideration of $591.2 million (£432.0 million). We believe Turner & Townsend helps us advance our diversification strategy across asset types, lines of business, clients, and geographies. Turner & Townsend is a leading professional services company specializing in program management, project management, cost and commercial management and advisory services across the real estate, infrastructure and natural resources sectors, and is consolidated and reported in our Global Workplace Solutions segment.
Strategic in-fill acquisitions have played a key role in strengthening our service offerings. The companies we acquired have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest. During 2021, we completed eight in-fill acquisitions: a U.S. firm that provides construction and project management services, a professional service advisory firm in Australia, a U.S. firm focused on investment banking and investment sales in the global gaming real estate market, a leading facilities management firm in the Netherlands, a workplace interior design and project management company in Singapore, a property management firm in France, a residential brokerage in the Netherlands, and an occupancy management company based in the U.S. During the first nine months of 2022, we completed nine in-fill acquisitions: a leading project management firm in Spain and Portugal, a retail acquisition and a property agency in the United Kingdom, an advisory firm in Scotland, a consulting firm focused on real-estate related sustainability issues in France and a valuation firm in New Zealand, a property tax consultancy in the United States, a technology company serving clients in our occupier outsourcing business, and a professional services company in Australia focused on project development, execution and operation services. In addition, during the third quarter of 2022, we made a $100.4 million investment in VTS, a technology company that helps leasing agents better serve property owners and enables property managers to create more engaging experiences for building tenants, thus improving occupancy rates.
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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2022, we have accrued deferred purchase and contingent considerations totaling $532.1 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

International Operations

We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our Real Estate Investments business has significant euro and British pound denominated assets under management, as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions business also derives significant revenue and earnings in foreign currencies, such as the euro and British pound sterling. Our business has been materially impacted this year by the sharp appreciation of the U.S. dollar against these and other foreign currencies. Further fluctuations in foreign currency exchange rates may continue to produce corresponding changes in our AUM, revenue and earnings.
Our businesses could suffer from the effects of public health crises (such as the ongoing Covid-19 pandemic), geopolitical events (such as the war in Ukraine) or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty.
During the nine months ended September 30, 2022, approximately 43.1% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
United States dollar	$4,320,235	57.4%	$3,943,714	58.0%	$12,887,747	56.9%	$10,856,277	56.6%
British pound sterling	970,307	12.9%	841,241	12.4%	3,002,798	13.3%	2,451,222	12.8%
Euro	690,675	9.2%	668,061	9.8%	2,085,971	9.2%	2,016,846	10.5%
Canadian dollar	297,266	3.9%	252,553	3.7%	940,042	4.2%	751,275	3.9%
Australian dollar	196,313	2.6%	152,027	2.2%	558,456	2.5%	423,320	2.2%
Indian rupee	129,506	1.7%	113,142	1.7%	376,992	1.7%	322,662	1.7%
Chinese yuan	127,952	1.7%	109,768	1.6%	367,875	1.6%	320,354	1.7%
Swiss franc	96,821	1.3%	89,696	1.3%	289,394	1.3%	279,683	1.5%
Singapore dollar	90,069	1.2%	68,481	1.0%	258,129	1.1%	210,129	1.1%
Japanese yen	84,702	1.1%	75,178	1.1%	297,604	1.3%	243,287	1.3%
Other currencies (1)	525,700	7.0%	484,466	7.2%	1,568,749	6.9%	1,320,764	6.7%
Total revenue	$7,529,546	100.0%	$6,798,327	100.0%	$22,633,757	100.0%	$19,195,819	100.0%
_______________________________
(1)Approximately 47 currencies comprise 7.0% of our revenue for the three months ended September 30, 2022 and approximately 48 currencies comprise 6.9% of our revenue for the nine months ended September 30, 2022. Approximately 37 currencies comprise 7.2% and 6.7% of our revenues for the three and nine months ended September 30, 2021, respectively.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2022, the net impact would have been a decrease in pre-tax income of $1.0 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2022, the net impact would have been an increase in pre-tax income of $21.6 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue:
Net revenue:
Facilities management	$1,281,525	17.0%	$1,231,101	18.1%	$3,807,804	16.8%	$3,587,247	18.7%
Property management	439,125	5.8%	422,652	6.2%	1,321,669	5.8%	1,252,599	6.5%
Project management	674,671	9.0%	320,694	4.7%	1,970,850	8.7%	966,821	5.0%
Valuation	177,198	2.4%	176,644	2.6%	554,879	2.5%	517,460	2.7%
Loan servicing	77,744	1.0%	78,497	1.2%	236,401	1.0%	213,233	1.1%
Advisory leasing	989,615	13.1%	869,124	12.8%	2,732,045	12.1%	2,082,248	10.9%
Capital markets:
Advisory sales	600,527	8.0%	673,411	9.9%	1,936,073	8.6%	1,677,557	8.7%
Commercial mortgage origination	130,425	1.7%	181,813	2.7%	435,678	1.9%	483,556	2.5%
Investment management	146,695	1.9%	135,175	2.0%	454,816	2.0%	406,516	2.1%
Development services	111,043	1.5%	88,657	1.3%	363,960	1.6%	271,808	1.4%
Corporate, other and eliminations	(5,732)	(0.1)%	(4,795)	(0.1)%	(12,751)	(0.1)%	(15,397)	0.0%
Total net revenue	4,622,836	61.3%	4,172,973	61.4%	13,801,424	60.9%	11,443,648	59.6%
Pass through costs also recognized as revenue	2,906,710	38.7%	2,625,354	38.6%	8,832,333	39.1%	7,752,171	40.4%
Total revenue	7,529,546	100.0%	6,798,327	100.0%	22,633,757	100.0%	19,195,819	100.0%
Costs and expenses:
Cost of revenue	5,934,490	78.8%	5,258,947	77.3%	17,740,668	78.4%	14,995,252	78.1%
Operating, administrative and other	1,080,316	14.3%	1,025,681	15.1%	3,335,131	14.7%	2,811,224	14.6%
Depreciation and amortization	142,136	1.9%	122,564	1.8%	453,527	2.0%	363,727	2.0%
Asset impairments	—	0.0%	—	0.0%	36,756	0.2%	—	0.0%
Total costs and expenses	7,156,942	95.0%	6,407,192	94.2%	21,566,082	95.3%	18,170,203	94.7%
Gain on disposition of real estate	1,746	0.0%	18,530	0.3%	200,564	0.9%	19,615	0.1%
Operating income	374,350	5.0%	409,665	6.0%	1,268,239	5.6%	1,045,231	5.4%
Equity income from unconsolidated subsidiaries	233,972	3.1%	163,809	2.4%	396,011	1.7%	459,535	2.4%
Other income (loss)	7,844	0.1%	7,693	0.1%	(13,529)	(0.1)%	22,470	0.1%
Interest expense, net of interest income	19,957	0.3%	11,038	0.1%	51,301	0.1%	34,916	0.1%
Write-off of financing costs on extinguished debt	1,862	0.0%	—	0.0%	1,862	0.0%	—	0.0%
Income before provision for income taxes	594,347	7.9%	570,129	8.4%	1,597,558	7.1%	1,492,320	7.8%
Provision for income taxes	142,667	1.9%	133,507	2.0%	259,691	1.1%	343,279	1.8%
Net income	451,680	6.0%	436,622	6.4%	1,337,867	6.0%	1,149,041	6.0%
Less: Net income attributable to non-controlling interests	5,041	0.1%	879	0.0%	11,609	0.1%	4,459	0.0%
Net income attributable to CBRE Group, Inc.	$446,639	5.9%	$435,743	6.4%	$1,326,258	5.9%	$1,144,582	6.0%

Core EBITDA	$605,839	8.0%	$732,437	10.8%	$2,256,494	10.0%	$1,908,006	9.9%

Consolidated Adjusted EBITDA (1)	$787,858	10.5%	$736,948	10.8%	$2,248,530	9.9%	$1,950,043	10.2%

Adjusted EBITDA attributable to non-controlling interests (1)	$17,477		$879		$55,602		$4,459
Adjusted EBITDA attributable to CBRE Group, Inc. (1)	$770,381		$736,069		$2,192,928		$1,945,584
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

Net revenue is gross revenue less costs largely associated with subcontracted vendor work performed for clients and generally has no margin. Segment operating profit on net revenue margin is computed by dividing segment operating profit by net revenue and is a better indicator of the segment’s margin since it does not include the diluting effect of pass through revenue which generally has no margin.
We use consolidated adjusted EBITDA as an indicator of consolidated financial performance. It represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to certain carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, integration and other costs related to acquisitions, costs associated with efficiency and cost-reduction initiatives, and a provision associated with Telford’s fire safety remediation efforts. Core EBITDA removes from adjusted EBITDA the impact of fair value changes on certain non-core non-controlling equity investments that are not directly related to our business segments as these could fluctuate significantly period over period. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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

Consolidated adjusted EBITDA and Core EBITDA are calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to CBRE Group, Inc.	$446,639	$435,743	$1,326,258	$1,144,582
Net income attributable to non-controlling interests	5,041	879	11,609	4,459
Net income	451,680	436,622	1,337,867	1,149,041
Add:
Depreciation and amortization	142,136	122,564	453,527	363,727
Asset impairments	—	—	36,756	—
Interest expense, net of interest income	19,957	11,038	51,301	34,916
Write-off of financing costs on extinguished debt	1,862	—	1,862	—
Provision for income taxes	142,667	133,507	259,691	343,279
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(6,161)	16,959	9,200	33,963
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	(1,300)	47	(4,447)	772
Costs incurred related to legal entity restructuring	893	—	12,814	—
Integration and other costs related to acquisitions	7,716	16,211	24,046	24,345
Costs associated with efficiency and cost-reduction initiatives	18,929	—	18,929	—
Provision associated with Telford’s fire safety remediation efforts	9,479	—	46,984	—
Consolidated Adjusted EBITDA	$787,858	$736,948	$2,248,530	$1,950,043

Less: Net fair value adjustments on strategic non-core investments	182,019	4,511	(7,964)	42,037
Core EBITDA	$605,839	$732,437	$2,256,494	$1,908,006

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
We reported consolidated net income of $446.6 million for the three months ended September 30, 2022 on revenue of $7.5 billion as compared to consolidated net income of $435.7 million on revenue of $6.8 billion for the three months ended September 30, 2021.
Our revenue on a consolidated basis for the three months ended September 30, 2022 increased by $0.7 billion, or 10.8%, as compared to the three months ended September 30, 2021. The revenue increase reflects growth in the Global Workplace Solutions (GWS) and the Real Estate Investments (REI) segments while Advisory Services revenue remained relatively flat. Revenue in our Global Workplace Solutions segment increased by $676.6 million or 16.2% due to an increase in the project management revenue stream which now also reflects a full quarter contribution from our acquisition of Turner & Townsend that closed in November 2021, and growth in our facilities management line of business. Revenue in the Real Estate Investment segment was up 15.1% as we continue to realize elevated asset management fees driven by asset appreciation and increased development and construction revenue due to completion of certain key projects in our Telford line of business. Advisory Services gross revenue remained relatively flat primarily due to a decline in our capital markets line of business (which includes sales and commercial mortgage origination) which offset the revenue growth in leasing and property management. Foreign currency translation had a 5.1% negative impact on total revenue during the three months ended September 30, 2022, primarily driven by weakness in the British pound sterling, euro and Japanese yen.
Our cost of revenue on a consolidated basis increased by $0.7 billion, or 12.8%, during the three months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities and project management businesses, full quarter of Turner & Townsend operations, and increased development and construction costs to generate higher development and construction revenue. Our Advisory Services segment also experienced an increase in cost of revenue mainly due to higher commission expense due to growth in our sales and leasing business earlier this year, in addition to higher support costs. Foreign currency translation had a 5.1% positive impact on total cost of revenue during the three months ended September 30, 2022. Cost of revenue as a percentage of revenue increased to 78.8% for the three months ended September 30, 2022 as compared to 77.3% for the three months ended September 30, 2021. This was mainly due to a shift in the composition of revenue mix for Advisory which saw a decline in its high margin debt origination line of business. In addition, inflationary market conditions drove up the cost of construction and development in our Telford line of business.

Our operating, administrative and other expenses on a consolidated basis increased by $54.6 million, or 5.3%, during the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to an increase in compensation and benefits for support staff given the expansion of the overall business, foreign currency transaction losses, increased discretionary expenses, and acquisition and integration related costs as compared to the three months ended September 30, 2021. In addition, the current quarter also includes operating expenses from our Turner & Townsend business. We also recorded an incremental $9.5 million of estimated provision related to fire and building safety remediation work that our Telford business in the Real Estate Investment segment expects to undertake based on the local government mandate. The company also initiated certain efficiency and cost reduction initiatives in the third quarter which resulted in approximately $18.9 million of charges that did not occur last year. These increased expenses were partially offset by downward revisions to certain incentive compensation expenses as we align with expected company performance. Foreign currency translation had a 5.1% positive impact on total operating, administrative and other expenses during the three months ended September 30, 2022. Operating expenses as a percentage of revenue decreased to 14.3% for the three months ended September 30, 2022 from 15.1% for the three months ended September 30, 2021, primarily due to downward revisions to incentive compensation in both investment management and development lines of businesses.
Our depreciation and amortization expense on a consolidated basis increased by $19.6 million, or 16.0%, during the three months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily attributable to amortization of backlog and customer relationship intangibles from the acquisition of Turner & Townsend, with no comparable activity in the prior period.
Our gain on disposition of real estate on a consolidated basis was $1.7 million for the three months ended September 30, 2022, which was a decrease of $16.8 million over the prior year period, due to property sales on certain consolidated deals within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries increased by $70.2 million, or 42.8%, during the three months ended September 30, 2022 as compared to the same period in 2021, primarily driven by an increase in the fair value adjustment of our non-core strategic equity investment in Altus Power, Inc. (Altus) partially offset by lower equity earnings associated with property sales reported in our Real Estate Investments segment.
Our consolidated interest expense, net of interest income, increased by $8.9 million, or 80.8%, for the three months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to interest expense associated with deferred purchase consideration related to the Turner & Townsend transaction and borrowings on the revolving credit facility this quarter as compared to the same period last year.
Our provision for income taxes on a consolidated basis was $142.7 million for the three months ended September 30, 2022 as compared to a provision for income taxes of $133.5 million for the three months ended September 30, 2021. The increase of $9.2 million is primarily related to increase of earnings. Our effective tax rate increased to 24.0% for the three months ended September 30, 2022 from 23.4% for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was different than the U.S. federal statutory tax rate of 21.0%, primarily due to state and local taxes.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
We reported consolidated net income of $1.3 billion for the nine months ended September 30, 2022 on revenue of $22.6 billion as compared to consolidated net income of $1.1 billion on revenue of $19.2 billion for the nine months ended September 30, 2021.
Our revenue on a consolidated basis for the nine months ended September 30, 2022 increased by $3.4 billion, or 17.9%, as compared to the nine months ended September 30, 2021. The revenue increase reflects growth across the three business segments. Revenue in our Global Workplace Solutions segment increased by more than 18.6% primarily due to an increase in the project management revenue stream which now also reflects a full period contribution from our Turner & Townsend partnership supplemented by a modest growth in our facilities management business. Advisory Services revenue increased by $1.0 billion or 16.2% as all lines of business, except commercial mortgage origination, experienced growth this period as compared to the same period in the prior year. Significant growth occurred in our transaction business with sales and lease revenue up over 15.4% and 31.2%, respectively, as we continue to recover from the impacts of the Covid-19 pandemic across our major markets. Revenue in the Real Estate Investment services segment was up 20.7% as we continue to realize higher asset management fees driven by asset appreciation and increased development and construction revenue, partially offset by lower co-investment returns. Foreign currency translation had a 3.7% negative impact on total revenue during the nine months ended September 30, 2022, primarily driven by weakness in the euro, British pound sterling and Japanese yen.
Our cost of revenue on a consolidated basis increased by $2.7 billion, or 18.3%, during the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment given the growth in our facilities management and project management businesses, including Turner & Townsend, and higher commission expense associated with our Advisory Services segment due to growth in our sales and leasing business earlier in the year. Foreign currency translation had a 3.5% positive impact on total cost of revenue during the nine months ended September 30, 2022. Cost of revenue as a percentage of revenue increased slightly to 78.4% for the nine months ended September 30, 2022 as compared to 78.1% for the nine months ended September 30, 2021.
Our operating, administrative and other expenses on a consolidated basis increased by $523.9 million, or 18.6%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to an increase in compensation and benefits for support staff given the expansion of the overall business, discretionary expenses, incentive compensation expense, acquisition and integration related costs, provision related to Telford Home’s building and fire safety remediation work, and charges associated with efficiency and cost reduction initiatives as compared to the nine months ended September 30, 2021. In addition, the current period also included operating expenses from our Turner & Townsend business. Foreign currency translation also had a 3.9% positive impact on total operating expenses during the nine months ended September 30, 2022. Operating expenses as a percentage of revenue increased slightly to 14.7% for the nine months ended September 30, 2022 from 14.6% for the nine months ended September 30, 2021, primarily due to investments made by GWS in new roles to drive future business growth.
Our depreciation and amortization expense on a consolidated basis increased by $89.8 million, or 24.7%, during the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily attributable to amortization of backlog and customer relationship intangibles from the acquisition of Turner & Townsend, with no comparable activity in the prior period.
Our asset impairments on a consolidated basis totaled $36.8 million for the nine months ended September 30, 2022. We recorded $10.4 million in asset impairment during the first quarter of 2022 related to our exit of the Advisory Services business in Russia. We recorded $26.4 million of non-cash asset impairment charges in our Real Estate Investment segment during the second quarter related to Telford Homes. The charge is attributable to the effect of elevated inflation on construction, materials and labor costs, which will reduce Telford Homes’ profitability because the sales prices for the build-to-rent developments are fixed at the time the developments are sold to a long-term investor. This resulted in a need to impair the goodwill balance associated with the Telford Homes reporting unit, primarily due to an expected reduction in cash flows and profitability. There were no asset impairments recorded in the comparative prior period.

Our gain on disposition of real estate on a consolidated basis increased by $180.9 million, during the nine months ended September 30, 2022 as compared to the same period in 2021 due to significant gains associated with certain property sales on consolidated deals within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $63.5 million, or 13.8%, during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily driven by a lower equity pickup and fair value adjustment in our non-core investment portfolio this year. In addition, we recorded higher equity earnings associated with property sales reported in our Real Estate Investments segment last year as compared to this year.
Our consolidated interest expense, net of interest income, increased by $16.4 million, or 46.9%, for the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to interest expense related to deferred purchase consideration associated with the Turner & Townsend acquisition and interest expense associated with net borrowings on the revolving credit facilities. In addition, we recorded nine months’ interest expense this period on the 2.500% senior note issued in late March 2021.
Our provision for income taxes on a consolidated basis was $259.7 million for the nine months ended September 30, 2022 as compared to a provision for income taxes of $343.3 million for the nine months ended September 30, 2021. The decrease of $83.6 million is primarily related to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring. Our effective tax rate decreased to 16.3% for the nine months ended September 30, 2022 from 23.0% for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the recognition of a net discrete tax benefit attributable to an outside basis difference recognized as a result of legal entity restructuring, partially offset by state and local taxes.
On August 16, 2022, the Inflation Reduction Act (IRA), a budget reconciliation package that contained legislation targeting energy security and climate change, healthcare and taxes, was signed into law. With respect to corporate-level taxes, the IRA included a 1% excise tax on stock buybacks and a 15% minimum corporate minimum tax (CAMT) based on financial statement income of certain U.S. companies that meet the $1 billion profitability threshold criteria, effective after December 31, 2022. We continue to evaluate the impact of the legislation and forthcoming administrative guidance and regulations to our financial statements and results of operations.
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

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue:
Net revenue:
Property management	$439,125	18.0%	$422,652	17.5%	$1,321,669	18.2%	$1,252,599	20.0%
Valuation	177,198	7.3%	176,644	7.3%	554,879	7.6%	517,460	8.3%
Loan servicing	77,744	3.2%	78,497	3.3%	236,401	3.3%	213,233	3.4%
Advisory leasing	989,615	40.7%	869,124	36.0%	2,732,045	37.6%	2,082,248	33.3%
Capital markets:
Advisory sales	600,527	24.7%	673,411	27.9%	1,936,073	26.6%	1,677,557	26.8%
Commercial mortgage origination	130,425	5.4%	181,813	7.6%	435,678	6.0%	483,556	7.7%
Total segment net revenue	2,414,634	99.3%	2,402,141	99.6%	7,216,745	99.3%	6,226,653	99.5%
Pass through costs also recognized as revenue	19,167	0.7%	10,006	0.4%	53,487	0.7%	30,491	0.5%
Total segment revenue	2,433,801	100.0%	2,412,147	100.0%	7,270,232	100.0%	6,257,144	100.0%
Costs and expenses:
Cost of revenue	1,501,276	61.7%	1,433,315	59.4%	4,368,039	60.1%	3,652,711	58.4%
Operating, administrative and other	516,270	21.2%	466,189	19.3%	1,510,937	20.8%	1,298,407	20.7%
Depreciation and amortization	72,867	3.0%	76,249	3.2%	227,170	3.1%	220,172	3.5%
Asset impairments	—	0.0%	—	0.0%	10,351	0.1%	—	0.0%
Total costs and expenses	2,090,413	85.9%	1,975,753	81.9%	6,116,497	84.1%	5,171,290	82.6%
Gain on disposition of real estate	21	0.0%	—	0.0%	21	0.0%	—	0.0%
Operating income	343,409	14.1%	436,394	18.1%	1,153,756	15.9%	1,085,854	17.4%
Equity income from unconsolidated subsidiaries	3,514	0.1%	19,567	0.8%	14,775	0.2%	22,466	0.4%
Other income (loss)	511	0.1%	(10,531)	(0.5)%	560	0.0%	(9,729)	(0.2)%
Add-back: Depreciation and amortization	72,867	3.0%	76,249	3.2%	227,170	3.1%	220,172	3.5%
Add-back: Asset impairments	—	0.0%	—	0.0%	10,351	0.1%	—	0.0%
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	3,501	0.1%	—	0.0%	3,501	0.1%	—	0.0%
Segment operating profit and segment operating profit on revenue margin (1)	$423,802	17.4%	$521,679	21.6%	$1,410,113	19.4%	$1,318,763	21.1%
Segment operating profit on net revenue margin		17.6%		21.7%		19.5%		21.2%

Segment operating profit attributable to non-controlling interests (1)	$728		$140		$2,648		$627
Segment operating profit attributable to CBRE Group, Inc. (1)	$423,074		$521,539		$1,407,465		$1,318,136
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 15 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenue increased by $21.7 million, or 0.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Lease revenue increased 13.9% with strengths across most global markets. Growth in leasing revenue was supported by the continued recovery in industrial and office sectors, mainly in the Americas, which saw an increase of over 18.6% this quarter as compared to the prior period. This was partially offset by a drop in sales revenue, mainly in the Americas region, and commercial mortgage origination revenue. The current macroeconomic and fiscal environment has put a significant stress on the lending environment making it difficult to access capital at a reasonable cost. Sales activity remained strong in the Continental Europe and the United Kingdom which experienced growth of 15.6% and 5.7%, respectively. Foreign currency translation had a 4.1% negative impact on total revenue during the three months ended September 30, 2022, primarily driven by weakness in the euro, British pound sterling and Japanese yen.
Cost of revenue increased by $68.0 million, or 4.7%, for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to increased commission expense related to growth in the sales and leasing business earlier in the year along with higher support costs. Foreign currency translation had a 3.8% positive impact on total cost of revenue during the three months ended September 30, 2022. Cost of revenue as a percentage of revenue increased to 61.7% for the three months ended September 30, 2022 versus 59.4% for the same period in 2021. This was mainly due to increased commissions. In addition, there was a shift in the composition of total revenue as higher margin capital markets revenue decreased as a percentage of total revenue this quarter versus the same period last year.
Operating, administrative and other expenses increased by $50.1 million, or 10.7%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to an increase in discretionary expenses, support staff compensation and related benefits, and technology enablement charges, partially offset by lower incentive compensation expense to align with expected segment and company performance as compared to the three months ended September 30, 2021. Foreign currency translation had a 5.8% positive impact on total operating expenses during the three months ended September 30, 2022.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended September 30, 2022, MSRs contributed to operating income $34.7 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $39.4 million of amortization of related intangible assets. For the three months ended September 30, 2021, MSRs contributed to operating income $48.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $42.3 million of amortization of related intangible assets. The decline in MSRs was associated with lower origination activity given the higher cost of debt.
Equity income from unconsolidated subsidiaries decreased by $16.1 million, or 82.0%, during the three months ended September 30, 2022 as compared to the same period in 2021, due to a positive fair value adjustments on our investment in Industrious last year as compared to a relatively neutral adjustment this quarter.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenue increased by $1.0 billion, or 16.2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven by growth in all lines of business except commercial mortgage origination. The revenue increase primarily reflects higher sales, up 15.4%, and leasing revenue, up 31.2%, as well as higher valuation revenue driven by increased revenue per assignment and higher demand given the market conditions. Commercial mortgage origination experienced a large increase in revenue last year due to a resurgence of activity following the pandemic in 2020. Foreign currency translation had a 3.4% negative impact on total revenue during the nine months ended September 30, 2022, primarily driven by weakness in euro, British pound sterling and Japanese yen.

Cost of revenue increased by $715.3 million, or 19.6%, for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to increased commission expense resulting from higher sales and leasing revenue and increased professional compensation to support the growth in the business. Foreign currency translation also had a 3.1% positive impact on total cost of revenue during the nine months ended September 30, 2022. Cost of revenue as a percentage of revenue increased to 60.1% for the nine months ended September 30, 2022 from 58.4% for the nine months ended September 30, 2021. This was due to a shift in the composition of total revenue where high margin debt origination revenue decreased as a percentage of total revenue this quarter versus the same period last year.
Operating, administrative and other expenses increased by $212.5 million, or 16.4%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in discretionary spend, support staff compensation and related benefits, technology enablement charges, employee recruitment and temporary help related charges as compared to the nine months ended September 30, 2021. Foreign currency translation also had a 4.3% positive impact on total operating expenses during the nine months ended September 30, 2022.
For the nine months ended September 30, 2022, MSRs contributed to operating income $105.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $125.1 million of amortization of related intangible assets. For the nine months ended September 30, 2021, MSRs contributed to operating income $140.6 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $117.8 million of amortization of related intangible assets. The decline was associated with lower origination activity given the higher cost of debt.
Amortization expense during the nine months ended September 30, 2022 increased by $7.8 million, as compared to the same period in 2021, primarily due to accelerated amortization related to loan payoffs in the Capital Markets business.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue:
Net revenue:
Facilities management	$1,281,525	26.5%	$1,231,101	29.5%	$3,807,804	26.2%	$3,587,247	29.2%
Project management	674,671	13.9%	320,694	7.7%	1,970,850	13.5%	966,821	7.9%
Total segment net revenue	1,956,196	40.4%	1,551,795	37.2%	5,778,654	39.7%	4,554,068	37.1%
Pass through costs also recognized as revenue	2,887,543	59.6%	2,615,348	62.8%	8,778,846	60.3%	7,721,680	62.9%
Total segment revenue	4,843,739	100.0%	4,167,143	100.0%	14,557,500	100.0%	12,275,748	100.0%
Costs and expenses:
Cost of revenue	4,360,311	90.0%	3,788,156	90.9%	13,177,844	90.5%	11,215,553	91.4%
Operating, administrative and other	281,783	5.8%	209,232	5.0%	776,131	5.3%	578,527	4.7%
Depreciation and amortization	57,105	1.2%	34,580	0.9%	189,933	1.3%	101,586	0.8%
Operating income	144,540	3.0%	135,175	3.2%	413,592	2.9%	380,082	3.1%
Equity income from unconsolidated subsidiaries	645	0.0%	749	0.0%	1,108	0.0%	983	0.0%
Other income	2,690	0.1%	617	0.0%	5,049	0.0%	2,688	0.1%
Add-back: Depreciation and amortization	57,105	1.2%	34,580	0.9%	189,933	1.3%	101,586	0.8%
Adjustments:
Integration and other costs related to acquisitions	7,716	0.1%	16,211	0.4%	24,046	0.2%	24,345	0.2%
Costs associated with efficiency and cost-reduction initiatives	6,710	0.1%	—	0.0%	6,710	0.0%	—	0.0%
Segment operating profit and segment operating profit on revenue margin (1)	$219,406	4.5%	$187,332	4.5%	$640,438	4.4%	$509,684	4.2%
Segment operating profit on net revenue margin		11.2%		12.1%		11.1%		11.2%

Segment operating profit attributable to non-controlling interests (1)	$16,225		$17		$51,060		$40
Segment operating profit attributable to CBRE Group, Inc. (1)	$203,181		$187,315		$589,378		$509,644
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 15 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenue increased by $676.6 million, or 16.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily attributable to growth in the facilities management and project management line of businesses as both experienced growth from new and existing clients. We recorded approximately $325.2 million in revenue from Turner & Townsend during the quarter with no such activity in the comparable period. Excluding Turner & Townsend, revenue rose 8.4% with project management up 23.2% due to certain large projects and focused growth initiatives. Foreign currency translation had a 5.5% negative impact on total revenue during the three months ended September 30, 2022, primarily driven by weakness in the British pound sterling and euro.
Cost of revenue increased by $572.2 million, or 15.1%, for the three months ended September 30, 2022 as compared to the same period in 2021, driven by the higher revenue leading to higher pass through costs and higher professional compensation. Foreign currency translation had a 5.4% positive impact on total cost of revenue during the three months ended September 30, 2022. Cost of revenue as a percentage of revenue declined modestly at 90.0% for the three months ended September 30, 2022 as compared to 90.9% for the same period in 2021, primarily due to increase in project management revenue which generally has higher margins.
Operating, administrative and other expenses increased by $72.6 million, or 34.7%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was attributable to higher support staff compensation and related benefits, expenses related to efficiency and cost reduction initiatives and integration costs associated with the Turner & Townsend transaction. In addition, we recorded operating expenses incurred by Turner & Townsend this quarter with no such activity in the comparable period. Foreign currency translation had a 6.0% positive impact on total operating expenses during the three months ended September 30, 2022.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenue increased by $2.3 billion, or 18.6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily attributable to growth in our project management line of business, supplemented by moderate growth in facilities management revenue. We recorded approximately $975.5 million in revenue from Turner & Townsend during the quarter with no such activity in the comparable period. Excluding Turner & Townsend, revenue rose nearly 10.6% with project management up 21.7%. Foreign currency translation had a 3.7% negative impact on total revenue during the nine months ended September 30, 2022, primarily driven by weakness in the British pound sterling and euro.
Cost of revenue increased by $2.0 billion, or 17.5%, for the nine months ended September 30, 2022 as compared to the same period in 2021, driven by the higher revenue leading to higher pass through costs and increased professional compensation. Foreign currency translation had a 3.6% positive impact on total cost of revenue during the nine months ended September 30, 2022. Cost of revenue as a percentage of revenue decreased slightly to 90.5% for the nine months ended September 30, 2022 from 91.4% for the nine months ended September 30, 2021, primarily due to increase in project management revenue which generally has higher margins.
Operating, administrative and other expenses increased by $197.6 million, or 34.2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in compensation expense was attributable to investment in new roles to drive business growth. We also recorded higher stock compensation expenses, employee recruitment costs, and integration related costs for Turner & Townsend. In addition, we recorded operating expenses incurred by Turner & Townsend for the nine months ended September 30, 2022 with no such activity in the comparable period. Foreign currency translation also had a 4.0% positive impact on total operating expenses during the nine months ended September 30, 2022.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments operating segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue:
Investment management	$146,695	56.9%	$135,175	60.4%	$454,816	55.5%	$406,516	59.9%
Development services	111,043	43.1%	88,657	39.6%	363,960	44.5%	271,808	40.1%
Total segment revenue	257,738	100.0%	223,832	100.0%	818,776	100.0%	678,324	100.0%
Costs and expenses:
Cost of revenue	57,967	22.5%	40,224	18.0%	202,296	24.7%	138,184	20.4%
Operating, administrative and other	194,480	75.5%	229,303	102.4%	747,687	91.3%	645,558	95.2%
Depreciation and amortization	3,911	1.5%	4,617	2.1%	11,385	1.4%	20,570	3.0%
Asset impairments	—	0.0%	—	0.0%	26,405	3.2%	—	0.0%
Gain on disposition of real estate	1,725	0.7%	18,530	8.3%	200,543	24.5%	19,615	2.9%
Operating income (loss)	3,105	1.2%	(31,782)	(14.2%)	31,546	3.9%	(106,373)	(15.7%)
Equity income from unconsolidated subsidiaries	50,300	19.5%	156,479	69.9%	380,726	46.5%	411,546	60.7%
Other (loss) income	(493)	(0.2)%	447	0.2%	(1,388)	(0.2)%	3,399	0.5%
Add-back: Depreciation and amortization	3,911	1.5%	4,617	2.1%	11,385	1.4%	20,570	3.0%
Add-back: Asset impairments	—	0.0%	—	0.0%	26,405	3.2%	—	0.0%
Adjustments:
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(6,161)	(2.4%)	16,959	7.6%	9,200	1.1%	33,963	5.0%
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	(1,300)	(0.5)%	47	0.0%	(4,447)	(0.5)%	772	0.1%
Costs associated with efficiency and cost-reduction initiatives	617	0.2%	—	0.0%	617	0.1%	—	0.0%
Provision associated with Telford’s fire safety remediation efforts	9,479	3.7%	—	0.0%	46,984	5.7%	—	0.0%
Segment operating profit (1)	$59,458	23.0%	$146,767	65.6%	$501,028	61.2%	$363,877	53.6%

Segment operating profit attributable to non-controlling interests (1)	$523		$722		1,894		3,792
Segment operating profit attributable to CBRE Group, Inc. (1)	$58,935		$146,045		$499,134		$360,085
_______________________________
(1)During the fourth quarter of 2021, we changed the definition of SOP to include net income (loss) attributable to non-controlling interest, as discussed further in Note 15 (Segments). Prior period segment operating profit for our reportable segments have been recast to conform to this change.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenue increased by $33.9 million, or 15.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by an increase in real estate sales, primarily in the United Kingdom, and increased development and construction fees. Investment management fees increased as a result of appreciating asset values. Foreign currency translation had a 10.6% negative impact on total revenue during the three months ended September 30, 2022, primarily driven by weakness in the British pound sterling and euro.
Cost of revenue increased by $17.7 million, or 44.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Cost of revenue as a percentage of revenue was 22.5% as compared to 18.0% during the same period in 2021. This was primarily due to increased construction costs as a result of inflation in the Telford Homes business. The gross increase in cost of revenue from Telford Homes was offset by increased revenue from the investment management line of business, which has no associated cost of revenue. Foreign currency translation had a 22.6% positive impact on total cost of revenue during the three months ended September 30, 2022.

Operating, administrative and other expenses decreased by $34.8 million, or 15.2%, for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to lower carried interest compensation expense this quarter as compared to the same period last year, lower incentive compensation expense to align with business performance, partially offset by an increase in compensation expense consistent with higher revenue growth as well as an increase to Telford Homes’ building and fire safety remediation provision. Foreign currency translation had a 6.1% positive impact on total operating expenses during the three months ended September 30, 2022.
Equity income from unconsolidated subsidiaries declined by $106.2 million, or 67.9%, and gain on disposition of real estate decreased by $16.8 million during the three months ended September 30, 2022 as compared to the same period in 2021. These declines are due to lower global development sale activity than third quarter last year.
A roll forward of our AUM by product type for the three months ended September 30, 2022 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2022	$64.7	$71.4	$10.8	$146.9
Inflows	4.2	2.2	0.5	6.9
Outflows	(0.7)	(1.3)	(0.8)	(2.8)
Market depreciation	(2.2)	(3.6)	(1.3)	(7.1)
Balance at September 30, 2022	$66.0	$68.7	$9.2	$143.9
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

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenue increased by $140.5 million, or 20.7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by an increase in real estate sales, primarily in the U.K. and an increase in our development and construction management fees in our development services line of business globally. Investment management fees increased, supported by market appreciation driving up asset fees, partially offset by lower co-investment returns. Foreign currency translation had a 7.0% negative impact on total revenue during the nine months ended September 30, 2022, primarily driven by weakness in the British pound sterling and euro.
Cost of revenue increased by $64.1 million, or 46.4%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Cost of revenue as a percentage of revenue was 24.7% for the nine months ended September 30, 2022 as compared to 20.4% for the nine months ended September 30, 2021. This was primarily driven by the increased construction costs due to inflation in our Telford Homes business. We also experienced a change in composition of revenue for this period. Revenue from global development services, which has an associated cost of revenue in the Telford Homes business increased to 44.5% of total segment revenue as compared to 40.1% last year. Revenue from investment management, which have no associated cost of revenue, contributed 55.5% to total segment revenue as compared to 59.9% last year. Foreign currency translation had a 12.0% positive impact on total cost of revenue during the nine months ended September 30, 2022.
Operating, administrative and other expenses increased by $102.1 million, or 15.8%, for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to an increase in overall compensation, bonuses and profit share in our development services and investment management line of business consistent with higher revenue growth. We also recorded approximately $47.0 million of estimated provision related to fire and building safety remediation work that our Telford Homes business expects to undertake based on the pledge signed in the second quarter. These increases are partially offset by lower carried interest compensation expense, and decreases in certain operating expenses, such as legal fees and technology related expenses. Foreign currency translation had a 4.5% positive impact on total operating expenses during the nine months ended September 30, 2022.
Our equity income from unconsolidated subsidiaries decreased by $30.8 million, or 7.5%, during the nine months ended September 30, 2022 as compared to the same period in 2021. Gain on disposition of real estate increased by $180.9 million during the nine months ended September 30, 2022 as compared to the same period in 2021. This was primarily due to the composition of the portfolio, deal structures, and timing. During the nine months ended September 30, 2021 our sales activity was almost entirely sales of our equity interests to our JV partners whereas in the current year we had sales of equity interests as well as significant assets sales, primarily land sales.
A roll forward of our AUM by product type for the nine months ended September 30, 2022 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2021	$56.6	$73.6	$11.7	$141.9
Inflows	14.1	6.2	2.3	22.6
Outflows	(3.8)	(6.9)	(1.5)	(12.2)
Market depreciation	(0.9)	(4.2)	(3.3)	(8.4)
Balance at September 30, 2022	$66.0	$68.7	$9.2	$143.9
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2022	2021	2022	2021
Elimination of inter-segment revenue	$(5,732)	$(4,795)	$(12,751)	$(15,397)
Costs and expenses:
Cost of revenue (2)	14,936	(2,748)	(7,511)	(11,196)
Operating, administrative and other	87,783	120,957	300,376	288,732
Depreciation and amortization	8,253	7,118	25,039	21,399
Operating loss	(116,704)	(130,122)	(330,655)	(314,332)
Equity income (loss) from unconsolidated subsidiaries	179,513	(12,986)	(598)	24,540
Other income (loss)	5,136	17,160	(17,750)	26,112
Add-back: Depreciation and amortization	8,253	7,118	25,039	21,399
Adjustments:
Costs incurred related to legal entity restructuring	893	—	12,814	—
Costs associated with efficiency and cost-reduction initiatives	8,101	—	8,101	—
Segment operating profit (loss)	$85,192	$(118,830)	$(303,049)	$(242,281)
_______________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Core corporate
Operating, administrative and other expenses for our core corporate function were approximately $87.8 million for the three months ended September 30, 2022, a decrease of $33.2 million or 27.4% as compared to the three months ended September 30, 2021. This was primarily due to a decrease in incentive compensation (equity and bonuses) to align with expected company performance, change in recharge approach of shared service expenses to the segments, partially offset by increased general compensation and benefits and charges associated with efficiency and cost reduction initiatives.
Other (non-core)
Equity income from non-core non-controlling equity investments (unconsolidated subsidiaries) was approximately $179.5 million for the three months ended September 30, 2022, an increase of $192.5 million as compared to equity loss in the three months ended September 30, 2021. This was primarily due to significant positive fair value adjustments on Altus as compared to unfavorable fair value adjustments that were recorded in same period last year on certain other non-core investments.
Other income was approximately $2.5 million for the three months ended September 30, 2022 versus $17.5 million same period last year. We held certain marketable equity securities in our non-core portfolio last year that experienced an increase in market value during the nine months ended September 30, 2021. These securities were disposed of during the first quarter of 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Core corporate
Operating, administrative and other expenses for our core corporate function were approximately $299.4 million for the nine months ended September 30, 2022, an increase of $10.7 million or 3.7% as compared to the nine months ended September 30, 2021. This was primarily due to an increase in compensation and related benefits, a provision associated with transfer taxes and costs related to previous legal entity restructures, and charges associated with efficiency and cost reduction initiatives, partially offset by lower stock compensation and bonus expense as compared to prior period and a change in recharge approach of shared service expenses to the segments.
Other loss was approximately $11.3 million for the nine months ended September 30, 2022 versus income of $8.6 million in the same period last year. This is primarily comprised of net unfavorable activity related to unrealized and realized gain/loss on equity and available for sale debt securities owned by our wholly-owned captive insurance company. These mark to market adjustments were in a net unfavorable position compared to the same period of the prior year.
Other (non-core)
We recorded equity income of approximately $24.5 million during the nine months ended September 30, 2021 from favorable fair value adjustments related to certain non-core investments. During the nine months ended September 30, 2022, we are in a net neutral position because of a significant recovery in our holdings of Altus equity in the third quarter which has essentially offset the losses recorded earlier in the year on Altus and certain other non-core investments.
We recorded other loss of $6.4 million which is mainly due to realized losses on sale of marketable securities in early part of this year as compared to positive unrealized mark to market adjustments recorded in the same period last year.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2022 include up to approximately $257.3 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2022, we incurred $151.9 million of capital expenditures, net of tenant concessions received, which includes approximately $18.7 million related to technology enablement. As of September 30, 2022, we had aggregate commitments of $110.5 million to fund future co-investments in our Real Estate Investments business, $20.4 million of which is expected to be funded in 2022. Additionally, as of September 30, 2022, we are committed to fund additional capital of $82.7 million and $138.3 million, respectively, to unconsolidated subsidiaries and to consolidated projects within our Real Estate Investments business. As of September 30, 2022, we had $3.3 billion of borrowings available under our revolving credit facilities and $1.1 billion of cash and cash equivalents available for general corporate use.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2022, we had accrued deferred purchase consideration totaling $532.1 million ($111.2 million of which was a current liability), which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
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
In November 2021, our board of directors authorized a new program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under the 2021 program to a total of $4.0 billion. During the three months ended September 30, 2022, we repurchased 5,094,577 shares of our common stock with an average price of $80.14 per share using cash on hand for $408.3 million. During the nine months ended September 30, 2022, we repurchased 16,167,978 shares of our common stock with an average price of $83.35 per share using cash on hand for $1.3 billion. As of September 30, 2022 and October 24, 2022, respectively, we had $2.6 billion and $2.5 billion of capacity remaining under the 2021 program.

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
On April 28, 2022, Telford Homes signed the UK government’s non-binding Fire Safety Pledge (the Pledge), which states that subject to entering into mutually acceptable definitive agreements with the UK government, Telford Homes will (1) take responsibility for performing or funding self-remediation works relating to certain life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters in height or greater in England and (2) withdraw Telford Homes-constructed buildings from, or reimburse the government for, Telford Homes-constructed buildings covered in the government-sponsored Building Safety Fund (BSF) and Aluminum Composite Material Funds. CBRE believes there is a potential risk of loss attributable to past events, including retroactive changes in building fire-safety regulations, under the Pledge, and also under existing contracts and / or the new Building Safety Act. The estimated potential costs for buildings within the required scope of the remediation are subjective, highly complex and dependent on a number of variables outside of Telford Homes’ control. These include, but are not limited to, the time required for the remediation to be completed, the size and number of buildings that may require remediation, cost of construction or remediation materials, potential discoveries made during remediation that could necessitate incremental work, investigation costs, potential business disruption costs, potential changes to or new regulations and regulatory approval. As a result of signing the Pledge and the potential for CBRE to pay for remediation under any definitive agreements that may negotiated by the parties under the Pledge, CBRE recorded non-cash charges of $9.5 million and $47.0 million during the three months and nine months ended September 30, 2022, respectively. This potential liability primarily represents adjusted amounts the UK government has already paid or quantified through the BSF for remediation of Telford-constructed buildings. Given the significant unknowns and multiple variables described above, CBRE is not able to estimate a reasonable range of costs in excess of the amount recorded as of September 30, 2022. CBRE continues to assess its potential liability, including likelihood of payment, and believes it could be material to the company.
Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $814.8 million for the nine months ended September 30, 2022, a decrease of $385.3 million as compared to the nine months ended September 30, 2021. The primary drivers that contributed to the decline were as follows: (1) the net cash outflow associated with net working capital increased in the current period as compared to same period last year by approximately $832.7 million. This was primarily due to increased issuance of incentive compensation in the form of producer based loans, higher increase in accounts receivable and contract assets, higher outflow related to net bonus payments, compensation and other employee benefits, and net outflow related to real estate held for sale and under development. This change in working capital was partially offset by (1) timing of certain cash tax payments and refunds, (2) increased cash collection of equity income from unconsolidated subsidiaries, (3) higher net proceeds from equity securities, and (4) stronger operating performance, supplemented by add backs of higher net non-cash charges, such as impairments.
Investing Activities
Net cash used in investing activities totaled $603.7 million for the nine months ended September 30, 2022, an increase of $48.3 million as compared to the nine months ended September 30, 2021. This increase was primarily driven by our $100.4 million investment in VTS during the third quarter 2022. In addition, we received lower distributions from unconsolidated subsidiaries. This was partially offset by lower contributions to unconsolidated subsidiaries and less spend on strategic in-fill acquisitions during this period as compared to the nine months ended September 30, 2021. We also had an increase of capital expenditures compared to 2021 to support various growth initiatives.
Financing Activities
Net cash used in financing activities totaled $1.2 billion for the nine months ended September 30, 2022 as compared to net cash provided by financing activities of $274.9 million for the nine months ended September 30, 2021. The increased usage during the period was primarily due to $1.4 billion used to repurchase shares as compared to $188.3 million in the prior period; as well as $28.1 million in increased outflow related to acquisitions where cash was paid after 90 days of the acquisition date. In addition, the cash flow benefited from the issuance of the 2.500% senior notes in the prior period. This was partially offset by $283.0 million in net proceeds from our revolving credit facility received this period whereas no such proceeds were received in the prior period.

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
On August 5, 2022, CBRE Group, Inc., as Holdings, and CBRE Global Acquisition Company, as the Luxembourg Borrower, entered into a second amendment to the 2021 Credit Agreement which, among other things, (i) amended certain of the representations and warranties, affirmative covenants, negative covenants and events of default in the 2021 Credit Agreement in a manner consistent with the new 5-year senior unsecured Revolving Credit Agreement (as described below), (ii) terminated all revolving commitments previously available to the subsidiaries of the company thereunder and (iii) reflected the resignation of the previous administrative agent and the appointment of Wells Fargo Bank, National Association as the successor administrative agent (the 2021 Credit Agreement, as amended by the second amendment is referred to in this Quarterly Report as the 2022 Credit Agreement).
The 2022 Credit Agreement is a senior unsecured credit facility that is guaranteed by CBRE Group, Inc. As of September 30, 2022, the 2022 Credit Agreement provided for a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. In addition, a $3.15 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans, and would have terminated on March 4, 2024, was also previously provided under this agreement and was replaced with a new $3.5 billion 5-year senior unsecured Revolving Credit Agreement entered into on August 5, 2022 (as described below).
On March 18, 2021, CBRE Services issued $500.0 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 2.500% senior notes are jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary of CBRE Services that guarantees our 2022 Credit Agreement. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1.

On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness, but effectively subordinated to all of its current and future secured indebtedness. The 4.875% senior notes are jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary of CBRE Services that guarantees our 2022 Credit Agreement. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1.
The indentures governing our 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. In addition, these indentures require that the 4.875% senior notes and 2.500% senior notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2022 Credit Agreement.
On May 21, 2021, all existing subsidiary guarantors were released from their guarantees of our 2022 Credit Agreement, 4.875% senior notes and 2.500% senior notes. Our 2022 Credit Agreement, Revolving Credit Agreement, 4.875% senior notes and 2.500% senior notes remain fully and unconditionally guaranteed by CBRE Group, Inc. Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Balance Sheet Data:
Current assets	$6,508	$8,604
Non-current assets (1)	11,719	34,711
Total assets (1)	$18,227	$43,315

Current liabilities	$302,654	$17,610
Non-current liabilities (1)	1,517,763	1,083,584
Total liabilities (1)	$1,820,417	$1,101,194

	Nine Months Ended September 30,
	2022	2021 (2)
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(1,787)	(1,725)
Net income	8,116	22,142
_______________________________
(1)Includes $432.6 million of intercompany loan payables and $25.3 million of intercompany loan receivables from non-guarantor subsidiaries as of September 30, 2022 and December 31, 2021, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
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

Short-Term Borrowings

On August 5, 2022, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with a capacity of $3.5 billion and a maturity date of August 5, 2027. The commitments replaced in full and increased the revolving credit facility previously available under the 2021 Credit Agreement by $350.0 million. Borrowings bear interest at (i) at CBRE Services’ option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00% plus (ii) 10 basis points, plus (iii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.630% to 1.100% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the Revolving Credit Agreement)). The applicable rate is also subject to certain increases and/or decreases specified in the Revolving Credit Agreement linked to achieving certain sustainability goals.

The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit of an outstanding aggregate amount of $300.0 million.

As of September 30, 2022, $283.0 million was outstanding under the Revolving Credit Agreement. No letters of credit were outstanding as of September 30, 2022. As of October 24, 2022, $283.0 million was outstanding under the Revolving Credit Agreement. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.

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

We also maintain warehouse lines of credit with certain third-party lenders. See Note 4 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of September 30, 2022, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $387.7 million at September 30, 2022. Based on dealers’ quotes, the estimated fair value of our 4.875% senior notes and 2.500% senior notes was $589.8 million and $381.2 million, respectively, at September 30, 2022.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2022, the net impact of the additional interest cost would be a decrease of $5.3 million on pre-tax income and a decrease of $5.3 million in cash provided by operating activities for the nine months ended September 30, 2022.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Chief Accounting Officer, our Chief Communication Officer, Senior Officers of significant business lines and other select employees.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were not effective as of September 30, 2022 due to the material weaknesses in internal control over financial reporting that were disclosed in our 2021 Annual Report.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Remediation
As previously described in Part II, Item 9A of our 2021 Annual Report, we continue to implement our remediation plans to address the material weaknesses in our internal controls over financial reporting related to the GWS EMEA business. During the three months ended September 30, 2022, we furthered our remediation efforts through the following activities:
•Implementation of focused training, including mandatory On-the-Job-Training (OJT) for revenue and receivables and journal entries; and
•Redesign and refinement of the processes and controls related to journal entries.
Though further remediation efforts were made this quarter, such weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2021 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2021 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended September 30, 2022 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	976,604	$78.46	976,604
August 1, 2022 - August 31, 2022	2,858,626	83.26	2,858,626
September 1, 2022 - September 30, 2022	1,259,347	74.33	1,259,347
	5,094,577	$80.14	5,094,577	$2,566,756
_______________________________
(1)In November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the "2021 program"). In August 2022, our board of directors authorized an additional $2.0 billion under this program, bringing the total authorized amount under the 2021 program to a total of $4.5 billion. During the third quarter of 2022, we repurchased $408.3 million of our common stock under the 2021 program. The remaining $2.6 billion in the table represents the amount available to repurchase shares under the 2021 program as of September 30, 2022.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/27/2020
10.1	Amendment No. 2, dated as of August 5, 2022, among CBRE Group, Inc., CBRE Global Acquisition Company, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch and Wells Fargo Bank, National Association.	8-K	001-32205	10.1	08/08/2022
10.2	Revolving Credit Agreement, dated as of August 5, 2022, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.2	08/08/2022
10.3	Holdings Guaranty Agreement, dated as of August 5, 2022, among CBRE Group, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.3	08/08/2022
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: October 27, 2022	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Global Group President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: October 27, 2022	/s/ LINDSEY CAPLAN
Lindsey Caplan Chief Accounting Officer (Principal Accounting Officer)