Form 10-Q
period 2023-03-31
CBRE GROUP, INC.
filed 2023-04-27
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at April 24, 2023 was 310,832,322.

FORM 10-Q
March 31, 2023

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,231,325	$1,318,290
Restricted cash	88,464	86,559
Receivables, less allowance for doubtful accounts of $92,086 and $92,354 at March 31, 2023 and December 31, 2022, respectively	5,468,926	5,326,807
Warehouse receivables	792,294	455,354
Contract assets	384,010	391,626
Prepaid expenses	329,361	311,508
Income taxes receivable	140,922	81,528
Other current assets	611,098	557,009
Total Current Assets	9,046,400	8,528,681
Property and equipment, net of accumulated depreciation and amortization of $1,458,857 and $1,386,261 at March 31, 2023 and December 31, 2022, respectively	833,269	836,041
Goodwill	4,933,818	4,868,382
Other intangible assets, net of accumulated amortization of $1,983,009 and $1,915,725 at March 31, 2023 and December 31, 2022, respectively	2,152,939	2,192,706
Operating lease assets	980,741	1,033,011
Investments in unconsolidated subsidiaries (with $950,985 and $973,635 at fair value at March 31, 2023 and December 31, 2022, respectively)	1,295,088	1,317,705
Non-current contract assets	138,690	137,480
Real estate under development	180,290	172,253
Non-current income taxes receivable	59,471	51,910
Deferred tax assets, net	274,843	265,554
Other assets, net	1,134,548	1,109,666
Total Assets	$21,030,097	$20,513,389
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,008,485	$3,078,781
Compensation and employee benefits payable	1,410,582	1,459,001
Accrued bonus and profit sharing	932,619	1,691,118
Operating lease liabilities	232,369	229,591
Contract liabilities	262,189	276,334
Income taxes payable	192,754	184,453
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	782,637	447,840
Revolving credit facility	1,209,000	178,000
Other short-term borrowings	17,153	42,914
Total short-term borrowings	2,008,790	668,754
Current maturities of long-term debt	433,433	427,792
Other current liabilities	236,241	226,170
Total Current Liabilities	8,717,462	8,241,994
Long-term debt, net of current maturities	1,086,268	1,085,712
Non-current operating lease liabilities	1,052,823	1,080,385
Non-current income taxes payable	54,761	54,761
Non-current tax liabilities	154,943	148,806
Deferred tax liabilities, net	276,681	282,073
Other liabilities	1,044,749	1,013,926
Total Liabilities	12,387,687	11,907,657
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 310,786,159 and 311,014,160 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,108	3,110
Additional paid-in capital	—	—
Accumulated earnings	8,809,824	8,832,943
Accumulated other comprehensive loss	(953,098)	(982,780)
Total CBRE Group, Inc. Stockholders’ Equity	7,859,834	7,853,273
Non-controlling interests	782,576	752,459
Total Equity	8,642,410	8,605,732
Total Liabilities and Equity	$21,030,097	$20,513,389
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$7,411,114	$7,332,933
Costs and expenses:
Cost of revenue	6,006,413	5,752,194
Operating, administrative and other	1,208,904	1,065,996
Depreciation and amortization	161,491	149,032
Asset impairments	—	10,351
Total costs and expenses	7,376,808	6,977,573
Gain on disposition of real estate	3,059	21,592
Operating income	37,365	376,952
Equity income from unconsolidated subsidiaries	141,682	42,871
Other income (loss)	2,475	(14,464)
Interest expense, net of interest income	28,414	12,826
Income before provision for (benefit from) income taxes	153,108	392,533
Provision for (benefit from) income taxes	28,036	(3,738)
Net income	125,072	396,271
Less: Net income attributable to non-controlling interests	8,180	3,974
Net income attributable to CBRE Group, Inc.	$116,892	$392,297
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.38	$1.18
Weighted average shares outstanding for basic income per share	310,464,609	331,925,104
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.37	$1.16
Weighted average shares outstanding for diluted income per share	315,358,147	337,140,325

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$125,072	$396,271
Other comprehensive income (loss):
Foreign currency translation gain (loss)	37,734	(81,285)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	110	108
Unrealized holding losses on available for sale debt securities, net of tax	(70)	(1,731)
Other, net of tax	5,558	100
Total other comprehensive income (loss)	43,332	(82,808)
Comprehensive income	168,404	313,463
Less: Comprehensive income (loss) attributable to non-controlling interests	21,830	(18,053)
Comprehensive income attributable to CBRE Group, Inc.	$146,574	$331,516
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,072	$396,271
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	161,491	149,032
Amortization of financing costs	1,161	1,663
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(23,481)	(28,422)
Asset impairments	—	10,351
Net realized and unrealized losses, primarily from investments	319	16,690
Provision for doubtful accounts	3,969	3,303
Net compensation expense for equity awards	18,113	36,863
Equity income from unconsolidated subsidiaries	(141,682)	(42,871)
Distribution of earnings from unconsolidated subsidiaries	177,710	146,743
Proceeds from sale of mortgage loans	2,166,609	3,336,084
Origination of mortgage loans	(2,494,589)	(3,221,312)
Increase (decrease) in warehouse lines of credit	334,797	(105,326)
Tenant concessions received	528	2,114
Purchase of equity securities	(2,137)	(8,902)
Proceeds from sale of equity securities	2,120	20,750
Increase in real estate under development	(5,943)	(41,358)
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(73,437)	(156,061)
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(73,960)	(108,355)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(843,509)	(725,216)
(Increase) decrease in net income taxes receivable/payable	(56,713)	17,722
Other operating activities, net	(21,195)	(93,270)
Net cash used in operating activities	(744,757)	(393,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60,284)	(42,056)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(44,653)	(16,792)
Contributions to unconsolidated subsidiaries	(28,998)	(44,387)
Distributions from unconsolidated subsidiaries	14,794	12,101
Other investing activities, net	4,074	(4,487)
Net cash used in investing activities	(115,067)	(95,621)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,660,000	210,000
Repayment of revolving credit facility	(629,000)	—
Proceeds from notes payable on real estate	48	19,368
Repayment of notes payable on real estate	—	(13,954)
Repurchase of common stock	(129,808)	(367,863)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(60,034)	(13,556)
Units repurchased for payment of taxes on equity awards	(46,161)	(31,395)
Non-controlling interest contributions	567	210
Non-controlling interest distributions	(101)	(213)
Other financing activities, net	(34,474)	(11,606)
Net cash provided by (used in) financing activities	761,037	(209,009)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	13,727	(49,015)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(85,060)	(747,152)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,404,849	2,539,781
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,319,789	$1,792,629
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,379	$12,826
Income tax payments, net	$82,059	$88,649
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2022	$3,110	$—	$8,832,943	$(982,780)	$752,459	$8,605,732
Net income	—	—	116,892	—	8,180	125,072
Net compensation expense for equity awards	—	18,113	—	—	—	18,113
Units repurchased for payment of taxes on equity awards	—	(12,566)	(33,595)	—	—	(46,161)
Repurchase of common stock	(14)	—	(114,235)	—	—	(114,249)
Foreign currency translation gain	—	—	—	24,084	13,650	37,734
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	110	—	110
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(70)	—	(70)
Contributions from non-controlling interests	—	—	—	—	567	567
Distributions to non-controlling interests	—	—	—	—	(101)	(101)
Other	12	(5,547)	7,819	5,558	7,821	15,663
Balance at March 31, 2023	$3,108	$—	$8,809,824	$(953,098)	$782,576	$8,642,410

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2021	$3,329	$798,892	$8,366,631	$(640,659)	$830,924	$9,359,117
Net income	—	—	392,297	—	3,974	396,271
Net compensation expense for equity awards	—	36,863	—	—	—	36,863
Units repurchased for payment of taxes on equity awards	—	(31,395)	—	—	—	(31,395)
Repurchase of common stock	(42)	(390,821)	—	—	—	(390,863)
Foreign currency translation loss	—	—	—	(59,258)	(22,027)	(81,285)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	108	—	108
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(1,731)	—	(1,731)
Contributions from non-controlling interests	—	—	—	—	210	210
Distributions to non-controlling interests	—	—	—	—	(213)	(213)
Other	9	(4,352)	—	100	(14)	(4,257)
Balance at March 31, 2022	$3,296	$409,187	$8,758,928	$(701,440)	$812,854	$9,282,825
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “the company,” “we,” “us” and “our”), for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K (2022 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2022 Annual Report for further discussion of our significant accounting policies and estimates.
Considerations Related to Tightening Monetary Policy
The macroeconomic environment remains challenging as central banks continue to rapidly raise interest rates. The rising rate environment, coupled with certain bank failures in the first quarter of 2023, has limited credit availability to all asset classes, including commercial real estate. Less available and more expensive debt capital has had pronounced effects on our capital markets (mortgage origination and property sales) businesses, making property acquisitions and dispositions harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales within our investment management and development businesses and our ability to obtain debt capital to begin new development projects.
Financial Statement Preparation
The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or General Accepted Accounting Principles (GAAP), for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events, such as weakening global macroeconomic conditions and stress in the banking system, including less available and more expensive debt capital. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires that an acquirer entity in a business combination recognize and measure contract assets and liabilities acquired in a business combination at the acquisition date in accordance with Topic 606 as if the acquirer entity had originated the contracts. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those years. Early application of the amendments is permitted but should be applied to all acquisitions occurring in the annual period of adoption. The amendment should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We adopted ASU 2021-08 in the first quarter of 2023 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In March 2022, the FASB issued ASU 2022-01,“Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” This ASU allows nonprepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. The expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We adopted ASU 2022-01 in the first quarter of 2023 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures.” This ASU eliminates the accounting guidance for Troubled Debt Restructuring by creditors in 310-40 and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires entities to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. This guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We adopted ASU 2022-02 in the first quarter of 2023 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Sub Topic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period including the key terms of the program and the following for obligations that the buyer has confirmed as valid to the provider: (1) the amount outstanding that remains unpaid by the buyer as of the end of the annual period, (2) a description of where those obligations are presented in the balance sheet, and (3) a rollforward of those obligations during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid. Additionally, in each interim period, the buyer should disclose the amount of obligations outstanding that the buyer has confirmed as valid to the finance provider as of the end of the interim period. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted ASU 2022-04 in the first quarter of 2023. The obligation outstanding under the applicable program was not material as of March 31, 2023.
Recent Accounting Pronouncements Pending Adoption
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” Topic 820, Fair Value Measurement, states that a reporting entity should consider the characteristics of the asset or liability when measuring the fair value, including restrictions on the sale of the asset or liability, if a market participant would take those characteristics into account and the key to that determination is the unit of account for the asset or liability being measured at fair value. Topic 820 contains conflicting guidance on what the unit of account is when measuring the fair value of an equity security and this has resulted in diversity in practice on whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring the equity security’s fair value. To address this, the amendments in the ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about the restriction including

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the nature and remaining duration of the restriction. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This update requires that leasehold improvements associated with common control leases be amortized over the useful life of the leasehold improvements to the common control group (regardless of the lease term) and accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. This update also provides a practical expedient for private companies and not-for-profit entities to use written terms and conditions of a common control arrangement to determine if a lease exists and the classification and accounting for that lease. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization method.” This update permits an accounting election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures, but do not expect it to have a material impact.
3.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At March 31, 2023 and December 31, 2022, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2022	$455,354
Origination of mortgage loans	2,494,589
Gains (premiums on loan sales)	6,807
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(2,159,802)
Cash collections of premiums on loan sales	(6,807)
Proceeds from sale of mortgage loans	(2,166,609)
Net increase in mortgage servicing rights included in warehouse receivables	2,153
Ending balance at March 31, 2023	$792,294

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of March 31, 2023 and December 31, 2022 (dollars in thousands):

			March 31, 2023		December 31, 2022
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	12/15/2023	daily floating rate SOFR rate plus 1.60%, with a SOFR adjustment rate of 0.05%	$1,335,000	$580,133	$1,335,000	$330,509
JP Morgan (Business Lending Activity) (1)	12/15/2023	daily floating rate SOFR rate plus 2.75%, with a SOFR adjustment rate of 0.05%	15,000	—	15,000	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	15,393	650,000	—
TD Bank, N.A. (TD Bank) (2)	7/15/2023	daily floating rate SOFR rate 1.30%, with a SOFR adjustment rate of 0.10%	800,000	22,701	800,000	—
Bank of America, N.A. (BofA) (3)	5/24/2023	daily floating rate SOFR rate plus 1.25%, with a SOFR adjustment rate of 0.10%	350,000	163,308	350,000	115,206
BofA (4)	5/24/2023	daily floating rate SOFR rate 1.25%, with a SOFR adjustment rate of 0.10%	250,000	—	250,000	—
MUFG Union Bank, N.A. (Union Bank) (5)	6/27/2023	daily floating rate SOFR plus 1.30%	200,000	1,102	200,000	2,125
			$3,600,000	$782,637	$3,600,000	$447,840
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
(2)Effective July 1, 2020, this facility was amended and provides for a maximum aggregate principal amount of $400.0 million, in addition to an uncommitted $400.0 million temporary line of credit. Effective July 15, 2022, this facility was renewed with a revised interest rate of daily floating rate SOFR rate plus 1.30%, with a SOFR adjustment rate of 0.10% and a maturity date of July 15, 2023. As of March 31, 2023, the uncommitted $400.0 million temporary line of credit was not utilized.
(3)The total commitment amount of $350.0 million includes a separate sublimit borrowing in the amount of $100.0 million, which can be utilized for specific purposes as defined within the agreement. Effective May 25, 2022, this facility was renewed with a revised interest rate of daily floating rate SOFR plus 1.25%, with a SOFR adjustment rate of 0.10% and a maturity date of May 24, 2023. The sublimit is subject to an interest rate of daily floating rate SOFR plus 1.75%, with a SOFR adjustment rate of 0.10%. As of March 31, 2023, the sublimit borrowing has not been utilized.
(4)Effective May 25, 2022, the advised consent line was renewed for $250.0 million of capacity with a revised interest rate of daily floating rate SOFR plus 1.25%, with a SOFR adjustment rate of 0.10%, and a maturity date of May 24, 2023.
(5)Effective June 27, 2022, this facility was renewed with a facility size of $200.0 million and a revised interest rate of daily floating rate SOFR plus 1.30% and a maturity date of June 27, 2023.
During the three months ended March 31, 2023, we had a maximum of $938.6 million of warehouse lines of credit principal outstanding.

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

As of March 31, 2023 and December 31, 2022, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Investments in unconsolidated subsidiaries	$165,015	$152,762
Co-investment commitments	70,387	83,835
Maximum exposure to loss	$235,402	$236,597
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
There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2022 Annual Report.
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	As of March 31, 2023
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale securities:
Debt securities:
U.S. treasury securities	$6,127	$—	$—	$6,127
Debt securities issued by U.S. federal agencies	—	7,702	—	7,702
Corporate debt securities	—	41,704	—	41,704
Asset-backed securities	—	2,952	—	2,952
Total available for sale debt securities	6,127	52,358	—	58,485
Equity securities	33,512	—	—	33,512
Investments in unconsolidated subsidiaries	134,567	—	456,556	591,123
Warehouse receivables	—	792,294	—	792,294
Other assets	—	—	20,445	20,445
Total assets at fair value	$174,206	$844,652	$477,001	$1,495,859

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of December 31, 2022
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
There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.
Fair value measurements for our available for sale debt securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include our $100.7 million capital investment in VTS, a leading proptech company, made during the third quarter of 2022 as it is a non-marketable equity investment accounted for under the measurement alternative, defined as cost minus impairment. No adjustments or impairments were recorded during the three months ended March 31, 2023. It is included in “other assets, net” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At March 31, 2023 and December 31, 2022, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 3). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of March 31, 2023 and December 31, 2022, investments in unconsolidated subsidiaries at fair value using NAV were $359.9 million and $353.0 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	Investment in Unconsolidated Subsidiaries	Other assets
Balance as of December 31, 2022	$460,540	$14,452
Transfer out	(230)	—
Net change in fair value	(3,753)	3,400
Purchases/ Additions	—	2,593
Balance as of March 31, 2023	$456,556	$20,445
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Operations
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Other assets (liabilities)	Other income (loss)
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of March 31, 2023:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	23.5%	—

	Monte Carlo	Volatility	45.0% - 70.0%	47.6%
		Risk free interest rate	4.5%
		Discount Yield	25.0%	—

Other assets	Discounted cash flow	Discount rate	23.0%	—
There were no asset impairment charges recorded during the three months ended March 31, 2023. During the three months ended March 31, 2022, we recorded $10.4 million in non-cash asset impairment charges (primarily comprised of receivables), on a pretax basis, related to the exit of our Advisory Services business in Russia. There were no other significant non-recurring fair value measurements recorded during the three months ended March 31, 2023 and 2022.
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus Power Inc. (Altus) is considered level 1 and is measured at fair value using a quoted price in an active market. Our ownership of alignment shares of Altus and our investment in Industrious and certain other non-controlling equity investments are considered level 3 which are measured at fair value using Monte Carlo and discounted cash flows. The valuation of Altus’ common shares and alignment shares are dependent on its stock price which could be volatile and subject to wide fluctuations in response to various market

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
conditions. Transfer out activities from level 3, as shown in the table above, represent annual conversion of a portion of our alignment shares in Altus to its common shares.
•Available for Sale Debt Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Equity Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Other assets / liabilities – Represents the fair value of the unfunded commitment related to a revolving facility. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions. It also includes approximately $10 million of investment in a non-public entity designated as trading debt security that the company purchased in the fourth quarter of 2022 for which cost approximated fair value at March 31, 2023.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facility. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 3 and 7).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans was approximately $432.3 million and $424.6 million at March 31, 2023 and December 31, 2022, respectively. Their actual carrying value, net of unamortized debt issuance costs, totaled $433.4 million and $427.8 million at March 31, 2023 and December 31, 2022, respectively (see Note 7).
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 4.875% senior notes was $591.8 million and $595.2 million at March 31, 2023 and December 31, 2022, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $596.7 million and $596.4 million at March 31, 2023 and December 31, 2022, respectively. The estimated fair value of our 2.500% senior notes was $395.3 million and $396.8 million at March 31, 2023 and December 31, 2022. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $489.6 million and $489.3 million at March 31, 2023 and December 31, 2022 (See Note 7).
•Notes Payable on Real Estate - As of March 31, 2023 and December 31, 2022, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $55.9 million and $52.7 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6.    Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1.0% to 50.0%. The following table represents the composition of investment in unconsolidated subsidiaries under equity method of accounting and fair value option (dollars in thousands):

Investment type	March 31, 2023	December 31, 2022
Real estate investments (in projects and funds)	$632,050	$622,826
Investment in Altus:
Class A common stock (1)	134,567	160,093
Alignment shares (2)	44,809	59,530
Subtotal	179,376	219,624
Other (3)	483,662	475,256
Total investment in unconsolidated subsidiaries	$1,295,088	$1,317,705
_______________
(1)CBRE held 24,556,012 and 24,554,201 shares of Altus Class A common stock as of March 31, 2023, and December 31 2022, respectively.
(2)The alignment shares, also known as Class B common shares, will automatically convert into Altus Class A common shares based on the achievement of certain total return thresholds on Altus Class A common shares as of the relevant measurement date over the seven fiscal years following the merger. As of March 31, 2023 (the second measurement date), 201,250 alignment shares automatically converted into 2,011 shares of Class A common stock, of which CBRE was entitled to 1,811 shares.
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$4,098,173	$581,115
Operating income	3,627,503	273,693
Net income (1)	1,686,306	1,452,847
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.    Long-Term Debt and Short-Term Borrowings

Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Senior Euro term loan, with interest of 0.75% plus EURIBOR adj	$433,433	$427,792
4.875% senior notes due in 2026, net of unamortized discount	598,493	598,374
2.500% senior notes due in 2031, net of unamortized discount	493,659	493,476
Total long-term debt	1,525,585	1,519,642
Less: current maturities of long-term debt	433,433	427,792
Less: unamortized debt issuance costs	5,884	6,138
Total long-term debt, net of current maturities	$1,086,268	$1,085,712

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
On December 10, 2021, CBRE Services and certain of the other borrowers entered into a first amendment of the 2021 Credit Agreement which (i) changed the interest rate applicable to revolving borrowings denominated in Sterling from a LIBOR-based rate to a rate based on the Sterling Overnight Index Average (SONIA) and (ii) changed the interest rate applicable to revolving borrowings denominated in Euros from a LIBOR-based rate to a rate based on EURIBOR. The revised interest rates described above went into effect on January 1, 2022.

On August 5, 2022, CBRE Group, Inc., as Holdings, and CBRE Global Acquisition Company, as the Luxembourg Borrower, entered into a second amendment to the 2021 Credit Agreement which, among other things (i) amended certain of the representations and warranties, affirmative covenants, negative covenants and events of default in the 2021 Credit Agreement in a manner consistent with the new 5-year senior unsecured Revolving Credit Agreement (as described below), (ii) terminated all revolving commitments previously available to the subsidiaries of the company thereunder and (iii) reflected the resignation of the previous administrative agent and the appointment of Wells Fargo Bank, National Association as the new administrative agent (the 2021 Credit Agreement, as amended by the first amendment and second amendment is referred to in this Quarterly Report as the 2022 Credit Agreement).

The 2022 Credit Agreement is a senior unsecured credit facility that is guaranteed by CBRE Group, Inc. As of March 31, 2023, the 2022 Credit Agreement provided for a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. A $3.15 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans and would have terminated on March 4, 2024, was previously provided under this agreement and was replaced with a new $3.5 billion 5-year senior unsecured Revolving Credit Agreement entered into on August 5, 2022 (as described below).
Borrowings under the euro term loan facility under the 2022 Credit Agreement bear interest at a minimum rate of 0.75% plus EURIBOR and revolving borrowings bear interest, based at our option, on either (1) the applicable fixed rate plus 0.68% to 1.075% or (2) the daily rate plus 0.0% to 0.075% in each case as determined by reference to our Credit Rating (as defined in the 2022 Credit Agreement). As of March 31, 2023, we had $433.4 million of euro term loan borrowings outstanding under the 2022 Credit Agreement (at an interest rate of 0.75% plus EURIBOR), net of unamortized debt issuance costs, included as current maturities of long-term debt in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On August 13, 2015, CBRE Services issued $600.0 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.875% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1 of each year.
The indentures governing our 4.875% senior notes and 2.500% senior notes (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2022 Credit Agreement. Our 2022 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2022 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2022 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2022 Credit Agreement), 4.75x) as of the end of each fiscal quarter. The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of March 31, 2023.
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

The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300.0 million in the aggregate.

The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2023.

On August 5, 2022, CBRE Services made an initial borrowing of $220.0 million under the Revolving Credit Agreement. These proceeds, in addition to cash on hand, were used to repay in full all revolving credit borrowings outstanding under the 2021 Credit Agreement and terminate the revolving commitments thereunder. As of March 31, 2023, $1.2 billion was outstanding under the Revolving Credit Agreement. No letters of credit were outstanding as of March 31, 2023. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Turner & Townsend Revolving Credit Facilities

Turner & Townsend has a revolving credit facility with a capacity of £120.0 million and an additional accordion option of £20.0 million that matures on March 31, 2027. As of March 31, 2023, $8.6 million (£7.0 million) was outstanding under this revolving credit facility bearing interest at SONIA plus 0.75%, all of which was repaid in April 2023.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Leases

We are the lessee in contracts for our office space tenancies and for leased vehicles. These arrangements account for the significant portion of our lease liabilities and right-of-use assets. We monitor our service arrangements to evaluate whether they meet the definition of a lease.
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Operating lease assets	$980,741	$1,033,011
Financing	Other assets, net	90,509	91,028
Total leased assets		$1,071,250	$1,124,039
Liabilities
Current:
Operating	Operating lease liabilities	$232,369	$229,591
Financing	Other current liabilities	33,984	33,039
Non-current:
Operating	Non-current operating lease liabilities	1,052,823	1,080,385
Financing	Other liabilities	57,124	58,094
Total lease liabilities		$1,376,300	$1,401,109
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$39,998	$14,784
Right-of-use assets obtained in exchange for new financing lease liabilities	8,004	9,415
Other non-cash (decreases) increases in operating lease right-of-use assets (1)	(52,701)	25,346
Other non-cash increases (decreases) in financing lease right-of-use assets (1)	151	(989)
_______________________________
(1)The non-cash activity in the right-of-use assets resulted from lease modifications/remeasurements and terminations.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $39.5 billion at March 31, 2023, of which $35.8 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2023 and December 31, 2022, CBRE MCI had $125.0 million and $113.0 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $66.2 million and $65.1 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $894.6 million (including $452.5 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2023.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2023 and December 31, 2022, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $215.2 million as of March 31, 2023, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $130.0 million as of March 31, 2023 referred to in the preceding paragraphs represented the majority of the $215.2 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
We had guarantees totaling $388.9 million as of March 31, 2023, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $388.9 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of March 31, 2023, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
An important part of the strategy for our Real Estate Investments segment involves investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest up to 2.0% of the equity in a particular fund. As of March 31, 2023, we had aggregate future commitments of $93.1 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our own account or co-invest with our clients with up to 50% of the project's equity as a principal in unconsolidated real estate projects. We had committed capital of $135.3 million and $96.7 million to consolidated and unconsolidated projects, respectively, as of March 31, 2023.
Also refer to Note 15 for the Telford Fire Safety Remediation provision.

10.    Income Taxes

Our provision for income taxes on a consolidated basis was $28.0 million for the three months ended March 31, 2023 as compared to a benefit from income taxes of $3.7 million for the three months ended March 31, 2022. The increase of $31.8 million is primarily related to a one-time tax benefit in 2022 as a result of legal entity restructuring, offset by a decrease from corresponding change in earnings.

Our effective tax rate increased to 18.3% for the three months ended March 31, 2023 from (1.0)% for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was different than the U.S. federal statutory tax rate of 21.0% primarily due to U.S. state taxes and favorable permanent book tax differences.

As of March 31, 2023 and December 31, 2022, the company had gross unrecognized tax benefits of $399.7 million and $391.4 million, respectively. The increase of $8.3 million resulted from the accrual of gross unrecognized tax benefits.

On August 16, 2022, the Inflation Reduction Act (IRA), a budget reconciliation package that contained legislation targeting energy security and climate change, healthcare and taxes, was signed into law. With respect to corporate-level taxes, the IRA included a 1% excise tax on stock buybacks and a 15% corporate alternative minimum tax (CAMT) based on financial statement income of certain U.S. companies that meet the $1 billion profitability threshold criteria, effective after December 31, 2022. The legislation did not have a material impact to our financial results.

11.    Income Per Share and Stockholders’ Equity

The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$116,892	$392,297
Weighted average shares outstanding for basic income per share	310,464,609	331,925,104
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.38	$1.18

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$116,892	$392,297
Weighted average shares outstanding for basic income per share	310,464,609	331,925,104
Dilutive effect of contingently issuable shares	4,893,538	5,215,221
Weighted average shares outstanding for diluted income per share	315,358,147	337,140,325
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.37	$1.16

For the three months ended March 31, 2023 and 2022, 511,419 and 1,349,842, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On November 19, 2021, our board of directors authorized a program for the repurchase of up to $2.0 billion of our Class A common stock over five years (the 2021 program). On August 18, 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under this program to a total of $4.0 billion. During the three months ended March 31, 2023, we repurchased 1,368,173 shares of our common stock with an average price of $83.48 per share using cash on hand for $114.2 million under the 2021 program. As of March 31, 2023, we had approximately $2.0 billion of capacity remaining under the 2021 program. During the three months ended March 31, 2022, we repurchased 4,178,386 shares of our common stock using cash on hand for $390.8 million.

12.    Revenue from Contracts with Customers

We account for revenue with customers in accordance with FASB ASC Topic, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.

Disaggregated Revenue

The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended March 31, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,680,162	$—	$—	$3,680,162
Project management	—	1,657,560	—	—	1,657,560
Advisory leasing	708,654	—	—	—	708,654
Advisory sales	367,404	—	—	—	367,404
Property management	463,774	—	—	(4,322)	459,452
Valuation	165,612	—	—	—	165,612
Commercial mortgage origination (1)	24,363	—	—	—	24,363
Loan servicing (2)	17,525	—	—	—	17,525
Investment management	—	—	147,490	—	147,490
Development services	—	—	74,257	—	74,257
Topic 606 Revenue	1,747,332	5,337,722	221,747	(4,322)	7,302,479
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	46,577	—	—	—	46,577
Loan servicing	59,959	—	—	—	59,959
Development services (3)	—	—	2,099	—	2,099
Total Out of Scope of Topic 606 Revenue	106,536	—	2,099	—	108,635
Total Revenue	$1,853,868	$5,337,722	$223,846	$(4,322)	$7,411,114

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,800,688	$—	$—	$3,800,688
Project management	—	1,004,928	—	—	1,004,928
Advisory leasing	772,722	—	—	—	772,722
Advisory sales	619,827	—	—	—	619,827
Property management	455,872	—	—	(4,888)	450,984
Valuation	181,142	—	—	—	181,142
Commercial mortgage origination (1)	73,890	—	—	—	73,890
Loan servicing (2)	14,008	—	—	—	14,008
Investment management	—	—	150,567	—	150,567
Development services	—	—	99,655	—	99,655
Topic 606 Revenue	2,117,461	4,805,616	250,222	(4,888)	7,168,411
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	70,980	—	—	—	70,980
Loan servicing	60,007	—	—	—	60,007
Development services (3)	—	—	33,535	—	33,535
Total Out of Scope of Topic 606 Revenue	130,987	—	33,535	—	164,522
Total Revenue	$2,248,448	$4,805,616	$283,757	$(4,888)	$7,332,933
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

Contract Assets and Liabilities

We had contract assets totaling $522.7 million ($384.0 million of which was current) and $529.1 million ($391.6 million of which was current) as of March 31, 2023 and December 31, 2022, respectively.

We had contract liabilities totaling $268.8 million ($262.2 million of which was current) and $284.3 million ($276.3 million of which was current) as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, we recognized revenue of $183.2 million that was included in the contract liability balance at December 31, 2022.

13.    Segments

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions and (3) Real Estate Investments. In addition, we also have a “Corporate, other and elimination” segment. Our Corporate segment primarily consists of corporate headquarters costs for executive officers and certain other central functions. We track our strategic non-core non-controlling equity investments in “other” which is considered an operating segment and reported together with Corporate but does not meet the aggregation criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.

Segment operating profit (SOP) is the measure reported to the chief operating decision marker (CODM) for purposes of making decisions about allocating resources to each segment and assessing performance of each segment. Segment operating profit represents earnings, inclusive of amounts attributable to non-controlling interest, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization and asset impairments, as well as adjustments related to the following: certain carried interest incentive compensation expense to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, efficiency and cost-reduction initiatives, integration and other costs related to acquisitions. This metric excludes the impact of corporate overhead as these costs are reported under Corporate and other.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Advisory Services	$1,853,868	$2,248,448
Global Workplace Solutions	5,337,722	4,805,616
Real Estate Investments	223,846	283,757
Corporate, other and eliminations (1)	(4,322)	(4,888)
Total revenue	$7,411,114	$7,332,933

Segment Operating Profit
Advisory Services	$269,722	$465,654
Global Workplace Solutions	229,666	202,736
Real Estate Investments	131,498	167,052
Total reportable segment operating profit	$630,886	$835,442
_______________________________
(1)Eliminations represent revenue from transactions with other operating segments. See Note 12.
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income attributable to CBRE Group, Inc.	$116,892	$392,297
Net income attributable to non-controlling interests	8,180	3,974
Net income	125,072	396,271
Adjustments to increase (decrease) net income:
Depreciation and amortization	161,491	149,032
Asset impairments	—	10,351
Interest expense, net of interest income	28,414	12,826
Provision for (benefit from) income taxes	28,036	(3,738)
Carried interest incentive compensation expense to align with the timing of associated revenue	6,978	22,856
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	—	(1,696)
Costs incurred related to legal entity restructuring	—	1,676
Integration and other costs related to acquisitions	18,134	8,121
Costs associated with efficiency and cost-reduction initiatives	138,247	—
Corporate and other loss, including eliminations	124,514	239,743
Total reportable segment operating profit	$630,886	$835,442
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information

Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
United States	$4,144,596	$4,131,397
United Kingdom	995,428	985,999
All other countries	2,271,090	2,215,537
Total revenue	$7,411,114	$7,332,933

14.     Efficiency and Cost-Reduction Initiatives

During the third quarter of 2022, we launched certain cost and operational efficiency initiatives that will further improve the company’s resiliency in an economic downturn while enabling continued operating platform investments that support future growth. The efficiency initiatives include management and workforce structure simplification, occupancy footprint rationalization and certain third-party spending reductions. As part of this, we incurred certain cash and non-cash charges. Non-cash charges are primarily associated with acceleration of depreciation and write-down of lease and related assets, partially offset by release of lease liability, as part of our lease termination activities. Cash-based charges are primarily related to employee separation, lease and certain contract exit costs, and professional fees. During the three months ended March 31, 2023, total charges (excluding depreciation) incurred were $138.2 million, related to employee separation, lease termination, and professional fees and other contract exit costs. Management continues to evaluate and modify these initiatives, which are likely to continue over the next few months.

The following table presents the detail of expense incurred by segment (dollars in thousands):

	Three Months Ended March 31, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$17,175	$28,894	$13,158	$2,538	$61,765
Lease exit costs	39,273	731	4,204	1,143	45,351
Professional fees and other	6,090	19,763	4,093	1,185	31,131
Subtotal	62,538	49,388	21,455	4,866	138,247
Depreciation expense	5,440	79	3,482	—	9,001
Total	$67,978	$49,467	$24,937	$4,866	$147,248
The following table shows ending liability balance associated with major cash-based charges (dollars in thousands):

	Employee separation benefits	Professional fees and other
Balance at December 31, 2022	$37,014	$10,600
Expense incurred	61,765	31,131
Payments made	(44,672)	(37,392)

Balance at March 31, 2023	$54,107	$4,339
Ending balance related to employee separation was included in “compensation and employee benefits payable” and the balance related to professional fees and other was included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheets. Of the total charges incurred, net of depreciation expense, $17.9 million was included within the “Cost of revenue” line item and $120.3 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statement of operations for the three months ended March 31, 2023.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15.     Telford Fire Safety Remediation

On March 16, 2023, Telford Homes entered into a legally binding agreement with the U.K. government, under which Telford Homes will (1) take responsibility for performing or funding self-remediation works relating to certain life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters in height or greater in England constructed in the last 30 years (in-scope buildings) and (2) withdraw Telford Homes-developed buildings from the government-sponsored Building Safety Fund (BSF) and Aluminum Composite Material (ACM) Funds or reimburse the government funds for the cost of remediation of in-scope buildings.
The accompanying consolidated balance sheets include an estimated liability of approximately $188.1 million and $185.9 million as of March 31, 2023 and December 31, 2022, respectively, related to remediation efforts. The balance increased as of March 31, 2023 primarily due to the movement of foreign exchange rates, partially offset by $0.5 million of costs incurred for work performed during the quarter. We did not record any additional provision this quarter as the March 31, 2023 balance remains our best estimate of potential losses associated with overall remediation efforts. The potential liability and number of buildings affected may change as in-scope buildings are assessed, scopes of remediation are agreed with interested parties (freeholders and leaseholders) and the required remediation work is tendered for each building, all of which is anticipated to result in a lengthy process. We will continue to assess new information as it becomes available and adjust our estimated liability accordingly.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2023 should be read in conjunction with our consolidated financial statements and related notes included in our 2022 Annual Report on Form 10-K (2022 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
We provide services to real estate investors and occupiers. For investors, our services include capital markets (property sales and mortgage origination), mortgage sales and servicing, property leasing, investment management, property management, valuation and development services, among others. For occupiers, our services include facilities management, project management, transaction (property sales and leasing), and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (primarily U.S. development); “Telford Homes” (U.K. development); and “Turner & Townsend Holdings Limited” (Turner & Townsend).
We generate revenue from stable, recurring sources (large multi-year portfolio and per project contracts) and from cyclical, non-recurring sources, including commissions on transactions. Our revenue mix has become more weighted towards stable revenue sources, particularly occupier outsourcing, and our dependence on cyclical property sales and lease transaction revenue has declined. We believe we are well-positioned to capture a substantial and growing share of market opportunities at a time when investors and occupiers increasingly prefer to purchase integrated, account-based services on a national and global basis.
In 2022, we generated revenue from a highly diversified base of clients, including more than 95 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and in 2022 we were ranked #126 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 22 years in a row (including 2023). We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for ten consecutive years (including 2023), and included in the Dow Jones World Sustainability Index for four years in a row and the Bloomberg Gender-Equality Index for four years in a row (including 2023).
The macroeconomic environment remains challenging as central banks continue to rapidly raise interest rates. The rising rate environment, coupled with certain bank failures in the first quarter of 2023, has limited credit availability to all asset classes, including commercial real estate. Less available and more expensive debt capital has had pronounced effects on our capital markets (mortgage origination and property sales) businesses, making property acquisitions and dispositions harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales within our investment management and development businesses and our ability to obtain debt capital to begin new development projects.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2022 Annual Report. There have been no material changes to these policies and estimates as of March 31, 2023.
New Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Seasonality
In a typical year, a significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities have tended to be lowest in the first quarter and highest in the fourth quarter of each year. Revenue, earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end. The sharp rise in interest rates to combat inflation and resultant banking sector stress and economic uncertainty may cause seasonality to deviate from historical patterns.
Inflation
Our business continues to be affected by high inflation in 2023. Most notably, moves by a number of countries’ central banks to tame high inflation by rapidly raising interest rates sharply increased the cost of debt and dramatically constrained its availability, resulting in a significant decline in sales and financing transaction activity. In addition, rising price levels across the economy have required us to increase compensation expense to retain top talent and our development businesses has incurred higher input costs for construction materials. On the other hand, we believe that parts of our business have protections against inflation. The company continues to monitor inflation, monetary policy changes in response to inflation and potentially adverse effects on our business.
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
Compensation is our largest expense and our sales and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects on our operating margins during difficult market conditions, such as the environment that prevailed in the early months of the Covid-19 pandemic or the current stressed capital markets environment, are partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance. We began efforts in 2022 and have continued in 2023 to reduce expenses in light of macroeconomic challenges stemming from rapidly rising interest rates and the stressed banking sector. Additionally, our contractual revenue has increased primarily as a result of growth in our outsourcing business, and we believe this contractual revenue should partially offset the negative impacts that macroeconomic deterioration could have on other parts of our business. We also believe that we have significantly improved the resiliency of our business by expanding the business strategically across asset types, clients, geographies and lines of business. Nevertheless, adverse global and regional economic trends will pose significant risks to the performance of our consolidated operations and financial condition.

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
During 2022, we completed seven in-fill acquisitions in the Advisory Services segment and four in the Global Workplace Solutions segment totaling $205.8 million in cash and deferred consideration. During the first quarter of 2023, we completed one in-fill acquisition in the Advisory Services segment and four in the Global Workplace Solutions segment totaling $65.1 million in cash and deferred consideration.
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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2023, we have accrued deferred purchase and contingent considerations totaling $542.4 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
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
Our businesses could suffer from the effects of public health crises, geopolitical events (such as the war in Ukraine), economic disruptions (or the perception that such disruptions may occur), high interest rate levels, rapid changes in interest rates, decreased access to debt capital or liquidity constraints, downturns in the general macroeconomic backdrop, or regulatory or financial market uncertainty.
During the three months ended March 31, 2023, approximately 44.1% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
United States dollar	$4,144,810	55.9%	$4,131,397	56.3%
British pound sterling	995,428	13.4%	985,999	13.4%
Euro	657,481	8.9%	681,912	9.3%
Canadian dollar	294,251	4.0%	318,560	4.3%
Australian dollar	190,818	2.6%	165,939	2.3%
Indian rupee	154,250	2.1%	119,866	1.6%
Japanese yen	115,785	1.6%	117,471	1.6%
Chinese yuan	110,753	1.5%	118,343	1.6%
Swiss franc	96,528	1.3%	95,558	1.3%
Singapore dollar	94,365	1.3%	83,125	1.1%
Other currencies (1)	556,645	7.4%	514,763	7.2%
Total revenue	$7,411,114	100.0%	$7,332,933	100.0%
_______________________________
(1)Approximately 46 currencies comprise 7.4% of our revenue for the three months ended March 31, 2023, and approximately 48 currencies comprise 7.2% of our revenue for the three months ended March 31, 2022.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2023, the net impact would have been a decrease in pre-tax income of $3.7 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the three months ended March 31, 2023, the net impact would have been an increase in pre-tax income of $1.5 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in revenue and earnings as well as the AUM for our investment management business, which could have a material adverse effect on our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our international operations also are subject to, among other things, political instability and changing regulatory environments, which affect the currency markets and which as a result may adversely affect our future financial condition and results of operations. We routinely monitor these risks and related costs and evaluate the appropriate amount of oversight to allocate towards business activities in foreign countries where such risks and costs are particularly significant.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue:
Net revenue:
Facilities management	$1,395,203	18.8%	$1,242,529	16.9%
Property management	441,195	6.0%	438,094	6.0%
Project management	734,774	9.9%	623,961	8.5%
Valuation	165,612	2.2%	181,142	2.5%
Loan servicing	77,484	1.0%	74,015	1.0%
Advisory leasing	708,654	9.6%	772,722	10.5%
Capital markets:
Advisory sales	367,404	5.0%	619,827	8.5%
Commercial mortgage origination	70,940	1.0%	144,870	2.0%
Investment management	147,490	2.0%	150,567	2.1%
Development services	76,356	1.0%	133,190	1.8%
Corporate, other and eliminations	(4,322)	(0.1)%	(4,888)	(0.1)%
Total net revenue	4,180,790	56.4%	4,376,029	59.7%
Pass through costs also recognized as revenue	3,230,324	43.6%	2,956,904	40.3%
Total revenue	7,411,114	100.0%	7,332,933	100.0%
Costs and expenses:
Cost of revenue	6,006,413	81.0%	5,752,194	78.5%
Operating, administrative and other	1,208,904	16.3%	1,065,996	14.6%
Depreciation and amortization	161,491	2.2%	149,032	2.0%
Asset impairments	—	0.0%	10,351	0.1%
Total costs and expenses	7,376,808	99.5%	6,977,573	95.2%
Gain on disposition of real estate	3,059	0.0%	21,592	0.3%
Operating income	37,365	0.5%	376,952	5.1%
Equity income from unconsolidated subsidiaries	141,682	1.9%	42,871	0.5%
Other income (loss)	2,475	0.0%	(14,464)	(0.2)%
Interest expense, net of interest income	28,414	0.3%	12,826	0.1%
Income before provision for (benefit from) income taxes	153,108	2.1%	392,533	5.3%
Provision for (benefit from) income taxes	28,036	0.4%	(3,738)	(0.1)%
Net income	125,072	1.7%	396,271	5.4%
Less: Net income attributable to non-controlling interests	8,180	0.1%	3,974	0.1%
Net income attributable to CBRE Group, Inc.	$116,892	1.6%	$392,297	5.3%

Core EBITDA	$532,589	7.2%	$732,063	10.0%
Net revenue, segment operating profit on revenue margin, segment operating profit on net revenue margin, and core EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected costs and charges that may obscure the underlying performance of our business and related trends. Because not all companies use identical calculations, our presentation of net revenue and core EBITDA may not be comparable to similarly titled measures of other companies.

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

We use core EBITDA as an indicator of the company’s operating financial performance. Core EBITDA represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to certain carried interest incentive compensation expense to align with the timing of associated revenue, fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period, costs incurred related to legal entity restructuring, integration and other costs related to acquisitions, and costs associated with efficiency and cost-reduction initiatives. Core EBITDA excludes the impact of fair value changes on certain non-core non-controlling equity investments that are not directly related to our business segments as these could fluctuate significantly period over period. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
Core EBITDA is not intended to be a measure of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. This measure may also differ from the amounts calculated under similarly titled definitions in our credit facilities and debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt. We also use core EBITDA as a significant component when measuring our operating performance under our employee incentive compensation programs.
Core EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income attributable to CBRE Group, Inc.	$116,892	$392,297
Net income attributable to non-controlling interests	8,180	3,974
Net income	125,072	396,271
Adjustments:
Depreciation and amortization	161,491	149,032
Asset impairments	—	10,351
Interest expense, net of interest income	28,414	12,826
Provision for (benefit from) income taxes	28,036	(3,738)
Carried interest incentive compensation expense to align with the timing of associated revenue	6,978	22,856
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	—	(1,696)
Costs incurred related to legal entity restructuring	—	1,676
Integration and other costs related to acquisitions	18,134	8,121
Costs associated with efficiency and cost-reduction initiatives	138,247	—
Net fair value adjustments on strategic non-core investments	26,217	136,364
Core EBITDA	$532,589	$732,063

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
We reported consolidated net income of $116.9 million for the three months ended March 31, 2023 on revenue of $7.4 billion as compared to consolidated net income of $392.3 million on revenue of $7.3 billion for the three months ended March 31, 2022.
Our revenue on a consolidated basis for the three months ended March 31, 2023 increased by $78.2 million, or 1.1%, as compared to the three months ended March 31, 2022. The revenue increase reflects growth in the Global Workplace Solutions (GWS) segment partially offset by a decline in revenue in the Advisory Services and in the Real Estate Investments (REI) segments. Revenue in our Global Workplace Solutions segment increased by $532.1 million or 11.1% due to new client wins, expansion of services to existing clients, and contributions from strategic in-fill acquisitions. Revenue in our Advisory Services segment decreased 17.5% and was significantly impacted by the current macroeconomic and fiscal environment driving down sale and lease revenue during the quarter. Revenue in the Real Estate Investments segment decreased 21.1% primarily due to decreased development and construction revenue and lower real estate sales activities in the international development markets. Foreign currency translation had a 3.3% negative impact on total revenue during the three months ended March 31, 2023, primarily driven by weakness in the British pound sterling, euro and Canadian dollar.

Our cost of revenue on a consolidated basis increased by $254.2 million, or 4.4%, during the three months ended March 31, 2023 as compared to the same period in 2022. This increase was primarily due to higher costs associated with our Global Workplace Solutions segment due to growth in our facilities and project management businesses, and approximately $18 million in charges associated with cost savings initiatives. This was partially offset by a decline in cost of revenue in our Advisory Services segment due to lower commission expense and by a decline in cost of revenue in our global development business in our Real Estate Investments segment. Foreign currency translation had a 3.4% positive impact on total cost of revenue during the three months ended March 31, 2023. Cost of revenue as a percentage of revenue increased to 81.0% for the three months ended March 31, 2023 as compared to 78.5% for the three months ended March 31, 2022. This was mainly due to growth in facilities management and project management services in our Global Workplace Solutions segment, in addition, to certain fixed cost of revenue in our Advisory Services segment.
Our operating, administrative and other expenses on a consolidated basis increased by $142.9 million, or 13.4%, during the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to our efficiency and cost-reduction initiatives that started during the third quarter of 2022. As part of these initiatives, we incurred approximately $120.3 million in additional operating expenses, primarily in the form of employee separation benefits, contract termination fees and consulting costs, that did not occur during three months ended March 31, 2022. In addition, we also incurred higher professional fees to support us as we continue to explore various capital allocation opportunities. This increase was partially offset by lower overall stock compensation expense in the current period as compared to the same period in the prior year. Foreign currency translation had a 3.6% positive impact on total operating, administrative and other expenses during the three months ended March 31, 2023. Operating expenses as a percentage of revenue increased to 16.3% for the three months ended March 31, 2023 from 14.6% for the three months ended March 31, 2022, primarily due to significant costs incurred under our efficiency initiatives against a modest revenue increase.
Our depreciation and amortization expense on a consolidated basis increased by $12.5 million, or 8.4%, during the three months ended March 31, 2023 as compared to the same period in 2022. This increase was primarily attributable to accelerated depreciation expense recognition due to downward revision to the remaining useful lives of certain property, plant and equipment.
We recorded $10.4 million in asset impairments on a consolidated basis for the three months ended March 31, 2022 related to our exit of the Advisory Services business in Russia. We did not record any asset impairments for the three months ended March 31, 2023.
Our gain on disposition of real estate on a consolidated basis was $3.1 million for the three months ended March 31, 2023, which was a decrease of $18.5 million over the prior year period, due to fewer property sales of certain consolidated projects within our Real Estate Investments segment.
Our equity income from unconsolidated subsidiaries more than tripled this quarter as compared to the same period in 2022, an increase of $98.8 million. This was primarily driven by higher equity earnings associated with property sales reported in our Real Estate Investments segment and lower negative fair value adjustment of our non-core strategic equity investment in Altus Power, Inc. (Altus) as compared to first quarter 2022.
Our other income on a consolidated basis was $2.5 million for the three months ended March 31, 2023 versus a loss of $14.5 million for the same period in the prior year. Losses incurred last year were primarily due to sales of certain marketable equity securities.
Our consolidated interest expense, net of interest income, increased by $15.6 million, or 121.5%, for the three months ended March 31, 2023 as compared to the same period in 2022. This increase was primarily due to the impact of higher interest rates and increased borrowings on the revolving credit facilities.
Our provision for income taxes on a consolidated basis was $28.0 million for the three months ended March 31, 2023 as compared to a benefit from income taxes of $3.7 million for the three months ended March 31, 2022. The increase of $31.8 million is primarily related to a one-time tax benefit in 2022 as a result of legal entity restructuring, offset by a decrease from corresponding change in earnings. Our effective tax rate increased to 18.3% for the three months ended March 31, 2023 from (1.0)% for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was different than the U.S. federal statutory tax rate of 21.0%, primarily due to U.S. state taxes and favorable permanent book tax differences.

Segment Operations

We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments.
Advisory Services provides a comprehensive range of services globally, including property leasing, capital markets (property sales and mortgage origination), mortgage sales and servicing, property management, and valuation. Global Workplace Solutions provides a broad suite of integrated, contractually-based outsourcing services to occupiers of real estate, including facilities management and project management. Real Estate Investments includes investment management services provided globally and development services in the U.S., U.K. and Continental Europe.
We also have a Corporate and Other segment. Corporate primarily consists of corporate overhead costs. Other consists of activities from strategic non-core, non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. It also includes eliminations related to inter-segment revenue. For additional information on our segments, see Note 13 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue:
Net revenue:
Property management	$441,195	23.8%	$438,094	19.5%
Valuation	165,612	8.9%	181,142	8.1%
Loan servicing	77,484	4.2%	74,015	3.3%
Advisory leasing	708,654	38.2%	772,722	34.4%
Capital markets:
Advisory sales	367,404	19.8%	619,827	27.6%
Commercial mortgage origination	70,940	3.9%	144,870	6.3%
Total segment net revenue	1,831,289	98.8%	2,230,670	99.2%
Pass through costs also recognized as revenue	22,579	1.2%	17,778	0.8%
Total segment revenue	1,853,868	100.0%	2,248,448	100.0%
Costs and expenses:
Cost of revenue	1,126,761	60.8%	1,312,291	58.4%
Operating, administrative and other	522,866	28.2%	480,255	21.4%
Depreciation and amortization	78,443	4.2%	74,887	3.3%
Asset impairments	—	0.0%	10,351	0.4%
Total costs and expenses	1,728,070	93.2%	1,877,784	83.5%
Operating income	125,798	6.8%	370,664	16.5%
Equity income from unconsolidated subsidiaries	1,002	0.1%	9,756	0.5%
Other income (loss)	1,938	0.1%	(4)	0.0%
Add-back: Depreciation and amortization	78,443	4.2%	74,887	3.3%
Add-back: Asset impairments	—	0.0%	10,351	0.4%
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	62,541	3.3%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$269,722	14.5%	$465,654	20.7%
Segment operating profit on net revenue margin		14.7%		20.9%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenue decreased by $394.6 million, or 17.5%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The current macroeconomic and fiscal environment has put significant stress on the lending environment making it difficult to access capital at a reasonable cost. Leasing revenue declined 8.3%, sales revenue was down 40.7% and mortgage origination revenue was down 51.0%. The slowdown in the lending environment also affected appraisal revenue which was down 8.6%. This was partially offset by a modest growth in the property management line of business, mainly in the U.S. Foreign currency translation had a 2.4% negative impact on total revenue during the three months ended March 31, 2023, primarily driven by weakness in the British pound sterling, Japanese yen and euro.
Cost of revenue decreased by $185.5 million, or 14.1%, for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to lower commission expense related to a decline in our leasing and capital markets business. Foreign currency translation had a 2.5% positive impact on total cost of revenue during the three months ended March 31, 2023. Cost of revenue as a percentage of revenue increased to 60.8% for the three months ended March 31, 2023 versus 58.4% for the same period in 2022. This was mainly due to a shift in the composition of total revenue as higher margin capital markets revenue decreased as a percentage of total revenue this quarter versus the same period last year and growth in property management.
Operating, administrative and other expenses increased by $42.6 million, or 8.9%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily due to elevated employee separation benefit and lease exit related charges incurred under our efficiency and cost-reduction initiatives, partially offset by lower incentive compensation expense to align with expected segment and company performance as compared to the three months ended March 31, 2022. Foreign currency translation had a 3.2% positive impact on total operating expenses during the three months ended March 31, 2023.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended March 31, 2023, MSRs contributed to operating income $16.7 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $36.5 million of amortization of related intangible assets. For the three months ended March 31, 2022, MSRs contributed to operating income $35.2 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $41.0 million of amortization of related intangible assets. The decline in MSRs was associated with lower origination activity given the higher cost of debt.
Equity income from unconsolidated subsidiaries decreased by $8.8 million, or 89.7%, during the three months ended March 31, 2023 as compared to the same period in 2022, due to lower net fair value adjustments on our strategic non-controlling equity investment portfolio.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions operating segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue:
Net revenue:
Facilities management	$1,395,203	26.1%	$1,242,529	25.9%
Project management	734,774	13.8%	623,961	12.9%
Total segment net revenue	2,129,977	39.9%	1,866,490	38.8%
Pass through costs also recognized as revenue	3,207,745	60.1%	2,939,126	61.2%
Total segment revenue	5,337,722	100.0%	4,805,616	100.0%
Costs and expenses:
Cost of revenue	4,842,639	90.7%	4,373,967	91.0%
Operating, administrative and other	323,060	6.1%	239,386	5.0%
Depreciation and amortization	63,556	1.2%	61,969	1.3%
Total costs and expenses	5,229,255	98.0%	4,675,322	97.3%
Operating income	108,467	2.0%	130,294	2.7%
Equity income from unconsolidated subsidiaries	341	0.0%	863	0.0%
Other income	490	0.0%	1,489	0.0%
Add-back: Depreciation and amortization	63,556	1.2%	61,969	1.3%
Adjustments:
Integration and other costs related to acquisitions	7,424	0.1%	8,121	0.2%
Costs associated with efficiency and cost-reduction initiatives	49,388	1.0%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$229,666	4.3%	$202,736	4.2%
Segment operating profit on net revenue margin		10.8%		10.9%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenue increased by $532.1 million, or 11.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily attributable to growth in the facilities management and project management line of businesses as both experienced growth from new and existing clients and contributions from certain strategic and in-fill acquisitions. Foreign currency translation had a 3.7% negative impact on total revenue during the three months ended March 31, 2023, primarily driven by weakness in the British pound sterling and euro.
Cost of revenue increased by $468.7 million, or 10.7%, for the three months ended March 31, 2023 as compared to the same period in 2022, driven by the higher revenue leading to higher pass through costs and higher professional compensation to support growth. Foreign currency translation had a 3.6% positive impact on total cost of revenue during the three months ended March 31, 2023. Cost of revenue as a percentage of revenue remained relatively flat at 90.7% for the three months ended March 31, 2023 as compared to 91.0% for the same period in 2022.
Operating, administrative and other expenses increased by $83.7 million, or 35.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was attributable to higher support staff compensation and related benefits from in-fill acquisitions, expenses related to efficiency and cost-reduction initiatives, contract termination fees, and diligence and integration costs associated with recent acquisitions. Foreign currency translation had a 5.6% positive impact on total operating expenses during the three months ended March 31, 2023.
Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue:
Investment management	$147,490	65.9%	$150,567	53.1%
Development services	76,356	34.1%	133,190	46.9%
Total segment revenue	223,846	100.0%	283,757	100.0%
Costs and expenses:
Cost of revenue	38,538	17.2%	70,053	24.7%
Operating, administrative and other	252,095	112.6%	246,752	87.0%
Depreciation and amortization	6,460	2.9%	3,856	1.3%
Total costs and expenses	297,093	132.7%	320,661	113.0%
Gain on disposition of real estate	3,059	1.4%	21,592	7.6%
Operating loss	(70,188)	(31.3)%	(15,312)	(5.4)%
Equity income from unconsolidated subsidiaries	166,674	74.5%	157,440	55.5%
Other income (loss)	115	0.1%	(92)	0.0%
Add-back: Depreciation and amortization	6,460	2.9%	3,856	1.3%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	6,978	3.0%	22,856	8.1%
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	—	0.0%	(1,696)	(0.6)%
Costs associated with efficiency and cost-reduction initiatives	21,459	9.5%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$131,498	58.7%	$167,052	58.9%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenue decreased by $59.9 million, or 21.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by a decrease in real estate sales in the United Kingdom, and decreased development and construction fees. Investment management revenue remained relatively flat. Foreign currency translation had a 4.1% negative impact on total revenue during the three months ended March 31, 2023, primarily driven by weakness in the British pound sterling and euro.

Cost of revenue decreased by $31.5 million, or 45.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Cost of revenue as a percentage of revenue was 17.2% as compared to 24.7% during the same period in 2022. This was primarily due to a shift in the composition of overall revenue with higher revenue coming from the investment management line of business which has no associated cost of revenue. Foreign currency translation had a 6.1% positive impact on total cost of revenue during the three months ended March 31, 2023.
Operating, administrative and other expenses increased by $5.3 million, or 2.2%, for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to increase in employee separation benefits and consulting charges incurred as part of the company's efficiency and cost-reduction initiatives, partially offset by lower incentive compensation expense to align with business performance. Foreign currency translation had a 3.4% positive impact on total operating expenses during the three months ended March 31, 2023.
Equity income from unconsolidated subsidiaries increased by $9.2 million, or 5.9%, during the three months ended March 31, 2023 as compared to the same period in 2022. Gain on disposition of real estate decreased by $18.5 million during the three months ended March 31, 2023 as compared to the same period in 2022. This was primarily due to fewer development sales of consolidated projects.
A roll forward of our AUM by product type for the three months ended March 31, 2023 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2022	$66.2	$73.2	$9.9	$149.3
Inflows	1.4	2.4	0.3	4.1
Outflows	(0.6)	(1.2)	(0.3)	(2.1)
Market (depreciation) appreciation	(1.0)	(1.6)	0.2	(2.4)
Balance at March 31, 2023	$66.0	$72.8	$10.1	$148.9
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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31, (1)
	2023	2022
Elimination of inter-segment revenue	$(4,322)	$(4,888)
Costs and expenses:
Cost of revenue (2)	(1,525)	(4,117)
Operating, administrative and other	110,883	99,603
Depreciation and amortization	13,032	8,320
Operating loss	(126,712)	(108,694)
Equity loss from unconsolidated subsidiaries	(26,335)	(125,188)
Other loss	(68)	(15,857)
Add-back: Depreciation and amortization	13,032	8,320
Adjustments:
Integration and other costs related to acquisitions	10,710	—
Costs incurred related to legal entity restructuring	—	1,676
Costs associated with efficiency and cost-reduction initiatives	4,859	—
Segment operating loss	$(124,514)	$(239,743)
_______________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Core corporate
Operating, administrative and other expenses for our core corporate function were approximately $111.0 million for the three months ended March 31, 2023, as compared to $97 million for the three months ended March 31, 2022, an increase of $13.7 million or 14.0%. This was primarily due to professional fees incurred to support us as we explore various capital allocation opportunities, employee separation benefits and consulting charges under our efficiency and cost-reduction initiatives, partially offset by a decrease in incentive compensation to align with expected company performance.
Other loss was approximately $0.1 million for three months ended March 31, 2023 compared to $6.9 million in the same period last year. This is primarily comprised of net activity related to unrealized and realized gain/loss on equity and available for sale debt securities owned by our wholly-owned captive insurance company. These mark to market adjustments were in a net unfavorable position in the first quarter of last year as compared to same period this year.
Other (non-core)
We recorded equity loss from unconsolidated subsidiaries of approximately $26.3 million for the three months ended March 31, 2023 from unfavorable fair value adjustments related to certain non-core investments as compared to a $125.2 million net unfavorable adjustment recorded during the three months ended March 31, 2022.
We recorded losses of approximately $8.9 million during three months ended March 31, 2022 due to the sale of certain marketable equity securities with no similar activity in first quarter of 2023.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2023 include up to approximately $334.5 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2023, we incurred $59.8 million of capital expenditures, net of tenant concessions received. As of March 31, 2023, we had aggregate future commitments of $93.1 million related to co-investments funds in our Real Estate Investments segment, $30.4 million of which is expected to be funded in 2023. Additionally, as of March 31, 2023, we are committed to fund additional capital of $135.3 million and $96.7 million to consolidated and unconsolidated projects, respectively, within our Real Estate Investments segment. As of March 31, 2023, we had $2.5 billion of borrowings available under our revolving credit facilities (under both the Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.2 billion of cash and cash equivalents.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2023 and December 31, 2022, we had accrued deferred purchase consideration totaling $542.4 million ($62.7 million of which was a current liability), and $574.3 million ($117.3 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
In November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under the 2021 program to a total of $4.0 billion. During the three months ended March 31, 2023, we repurchased 1,368,173 shares of our Class A common stock with an average price of $83.48 per share using cash on hand for $114.2 million. As of both March 31, 2023 and April 24, 2023, we had $2.0 billion of capacity remaining under the 2021 program.
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

Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $744.8 million for the three months ended March 31, 2023, an increase of $351.3 million as compared to the three months ended March 31, 2022. The primary driver was lower earnings this quarter as compared to a strong first quarter in 2022. The other key drivers that contributed to the higher usage were as follows: (1) lower net equity distribution from unconsolidated subsidiaries this quarter as compared to first quarter 2022, and (2) lower net proceeds from sale of equity securities this quarter as compared to first quarter 2022. These were partially offset by a positive net cash inflow associated with net working capital and real estate under development activities. This was mainly due to timing of certain cash tax payments and refunds that led to higher outflow last year, lower outflow related to accounts payable and accrued this year, partially offset by higher outflow related to net bonus payments, compensation and other employee benefits, increase in accounts receivable and changes in net income taxes receivable accounts.
Investing Activities
Net cash used in investing activities totaled $115.1 million for the three months ended March 31, 2023, an increase of $19.4 million as compared to the three months ended March 31, 2022. This increase was primarily driven by higher capital expenditures compared to 2022 to support various growth initiatives, and higher spend on strategic in-fill acquisitions during this period as compared to the three months ended March 31, 2022. This was partially offset by lower net contributions to unconsolidated subsidiaries as compared to the three months ended March 31, 2022.
Financing Activities
Net cash provided by financing activities totaled $761.0 million for the three months ended March 31, 2023 as compared to net cash used in financing activities of $209.0 million for the three months ended March 31, 2022. The increased inflow was primarily due to (1) $1.0 billion in net proceeds from our revolving credit facility received this period as compared to net proceeds of $210.0 million last year, and (2) lower share repurchase activity this quarter as compared to first quarter last year. This was partially offset by $46.5 million in increased outflow related to acquisitions where cash was paid after 90 days of the acquisition date.

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
On August 5, 2022, CBRE Group, Inc., as Holdings, and CBRE Global Acquisition Company, as the Luxembourg Borrower, entered into a second amendment to the 2021 Credit Agreement which, among other things (i) amended certain of the representations and warranties, affirmative covenants, negative covenants and events of default in the 2021 Credit Agreement in a manner consistent with the new 5-year senior unsecured Revolving Credit Agreement (as described below), (ii) terminated all revolving commitments previously available to the subsidiaries of the company thereunder and (iii) reflected the resignation of the previous administrative agent and the appointment of Wells Fargo Bank, National Association as the new administrative agent (the 2021 Credit Agreement, as amended by the first amendment and second amendment is referred to in this Quarterly Report as the 2022 Credit Agreement).
The 2022 Credit Agreement is a senior unsecured credit facility that is guaranteed by CBRE Group, Inc. As of March 31, 2023, the 2022 Credit Agreement provided for a €400.0 million term loan facility due and payable in full at maturity on December 20, 2023. In addition, a $3.15 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans and would have terminated on March 4, 2024, was previously provided under this agreement and was replaced with a new $3.5 billion 5-year senior unsecured Revolving Credit Agreement entered into on August 5, 2022 (as described below).
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

Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Balance Sheet Data:
Current assets	$276	$8,628
Non-current assets	12,344	13,002
Total assets	$12,620	$21,630

Current liabilities	$1,221,582	$206,026
Non-current liabilities (1)	1,543,360	1,804,975
Total liabilities (1)	$2,764,942	$2,011,001

	Three Months Ended March 31,
	2023	2022
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(441)	(540)
Net (loss) income	(8,613)	5,682
_______________________________
(1)Includes $457.1 million and $719.3 million of intercompany loan payables to non-guarantor subsidiaries as of March 31, 2023 and December 31, 2022, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2022 Annual Report and Note 7 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings

On August 5, 2022, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with a capacity of $3.5 billion and a maturity date of August 5, 2027.

The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300.0 million in the aggregate.

As of March 31, 2023, $1.2 billion was outstanding under the Revolving Credit Agreement. No letters of credit were outstanding as of March 31, 2023. As of April 24, 2023, $1.4 billion was outstanding under the Revolving Credit Agreement. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.

In addition, Turner & Townsend maintains a £120.0 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20.0 million. As of March 31, 2023, $8.6 million (£7.0 million) was outstanding under this revolving credit facility and bears interest at SONIA plus 0.75%. No balance was outstanding as of April 24, 2023.

For additional information on all of our short-term borrowings, see Notes 5 and 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2022 Annual Report and Notes 3 and 7 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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
•the performance of our equity investments in companies we do not control; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2022 Annual Report, in particular in Part II, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of March 31, 2023, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $432.3 million at March 31, 2023. Based on dealers’ quotes, the estimated fair value of our 4.875% and 2.500% senior notes was $591.8 million and $395.3 million, respectively, at March 31, 2023.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2023, the net impact of the additional interest cost would be a decrease of $4.1 million on pre-tax income and a decrease of $4.1 million in cash used in operating activities for the three months ended March 31, 2023.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Chief Accounting Officer, Senior Officers of significant business lines and other select employees.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of March 31, 2023 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2022 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2022 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended March 31, 2023 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	881,751	$81.84	881,751
February 1, 2023 - February 28, 2023	486,422	86.47	486,422
March 1, 2023 - March 31, 2023	—	—	—
	1,368,173	$83.48	1,368,173	$2,001,574
_______________________________
(1)In November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the “2021 program”). In August 2022, our board of directors authorized an additional $2.0 billion under this program, bringing the total authorized amount under the 2021 program to a total of $4.0 billion. During the first quarter of 2023, we repurchased $114.2 million of our common stock under the 2021 program. The remaining $2.0 billion in the table represents the amount available to repurchase shares under the 2021 program as of March 31, 2023.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	02/17/2023
10.1	Separation Agreement, dated as of January 20, 2023, by and between CBRE Group, Inc. and Michael J. Lafitte.	10-K	001-32205	10.33	02/27/2023
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: April 27, 2023	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2023	/s/ LINDSEY S. CAPLAN
Lindsey S. Caplan Chief Accounting Officer (Principal Accounting Officer)