Form 10-Q
period 2023-09-30
CBRE GROUP, INC.
filed 2023-10-27
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at October 23, 2023 was 304,792,801.

FORM 10-Q
September 30, 2023

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,252,101	$1,318,290
Restricted cash	100,963	86,559
Receivables, less allowance for doubtful accounts of $103,654 and $92,354 at September 30, 2023 and December 31, 2022, respectively	5,707,977	5,326,807
Warehouse receivables	1,010,659	455,354
Contract assets	407,652	391,626
Prepaid expenses	324,493	311,508
Income taxes receivable	179,653	81,528
Other current assets	343,114	557,009
Total Current Assets	9,326,612	8,528,681
Property and equipment, net of accumulated depreciation and amortization of $1,520,669 and $1,386,261 at September 30, 2023 and December 31, 2022, respectively	851,739	836,041
Goodwill	4,961,501	4,868,382
Other intangible assets, net of accumulated amortization of $2,097,149 and $1,915,725 at September 30, 2023 and December 31, 2022, respectively	2,064,321	2,192,706
Operating lease assets	998,733	1,033,011
Investments in unconsolidated subsidiaries (with $920,655 and $973,635 at fair value at September 30, 2023 and December 31, 2022, respectively)	1,316,395	1,317,705
Non-current contract assets	95,418	137,480
Real estate under development	431,817	172,253
Non-current income taxes receivable	71,526	51,910
Deferred tax assets, net	332,424	265,554
Other assets, net	1,236,931	1,109,666
Total Assets	$21,687,417	$20,513,389
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,901,451	$3,078,781
Compensation and employee benefits payable	1,285,717	1,459,001
Accrued bonus and profit sharing	1,180,446	1,691,118
Operating lease liabilities	238,904	229,591
Contract liabilities	263,093	276,334
Income taxes payable	161,808	184,453
Short-term borrowings:
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	994,119	447,840
Revolving credit facility	673,000	178,000
Other short-term borrowings	4,795	42,914
Total short-term borrowings	1,671,914	668,754
Current maturities of long-term debt	—	427,792
Other current liabilities	163,311	226,170
Total Current Liabilities	7,866,644	8,241,994
Long-term debt, net of current maturities	2,795,855	1,085,712
Non-current operating lease liabilities	1,059,631	1,080,385
Non-current income taxes payable	30,428	54,761
Non-current tax liabilities	141,255	148,806
Deferred tax liabilities, net	268,086	282,073
Other liabilities	1,064,629	1,013,926
Total Liabilities	13,226,528	11,907,657
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 304,750,283 and 311,014,160 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,048	3,110
Additional paid-in capital	—	—
Accumulated earnings	8,724,653	8,832,943
Accumulated other comprehensive loss	(1,043,685)	(982,780)
Total CBRE Group, Inc. Stockholders’ Equity	7,684,016	7,853,273
Non-controlling interests	776,873	752,459
Total Equity	8,460,889	8,605,732
Total Liabilities and Equity	$21,687,417	$20,513,389
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$7,868,046	$7,529,546	$22,999,025	$22,633,757
Costs and expenses:
Cost of revenue	6,396,824	5,934,490	18,582,733	17,740,668
Operating, administrative and other	1,058,043	1,080,316	3,355,758	3,335,131
Depreciation and amortization	149,161	142,136	465,038	453,527
Asset impairments	—	—	—	36,756
Total costs and expenses	7,604,028	7,156,942	22,403,529	21,566,082
Gain on disposition of real estate	5,417	1,746	17,738	200,564
Operating income	269,435	374,350	613,234	1,268,239
Equity (loss) income from unconsolidated subsidiaries	(13,361)	233,972	120,817	396,011
Other income (loss)	13,628	7,844	21,714	(13,529)
Interest expense, net of interest income	38,206	19,957	109,603	51,301
Write-off of financing costs on extinguished debt	—	1,862	—	1,862
Income before provision for income taxes	231,496	594,347	646,162	1,597,558
Provision for income taxes	30,551	142,667	113,991	259,691
Net income	200,945	451,680	532,171	1,337,867
Less: Net income attributable to non-controlling interests	10,392	5,041	23,322	11,609
Net income attributable to CBRE Group, Inc.	$190,553	$446,639	$508,849	$1,326,258
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.62	$1.40	$1.64	$4.07
Weighted average shares outstanding for basic income per share	307,854,518	319,827,769	309,716,456	325,705,500
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.61	$1.38	$1.62	$4.01
Weighted average shares outstanding for diluted income per share	312,221,133	324,742,584	313,944,855	330,558,314
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$200,945	$451,680	$532,171	$1,337,867
Other comprehensive loss:
Foreign currency translation loss	(145,168)	(329,794)	(71,489)	(714,973)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	110	113	331	328
Unrealized holding (losses) gains on available for sale debt securities, net of tax	(467)	(1,313)	106	(5,160)
Other, net of tax	1,400	127	6,957	127
Total other comprehensive loss	(144,125)	(330,867)	(64,095)	(719,678)
Comprehensive income	56,820	120,813	468,076	618,189
Less: Comprehensive (loss) income attributable to non-controlling interests	(18,836)	(54,312)	20,132	(125,645)
Comprehensive income attributable to CBRE Group, Inc.	$75,656	$175,125	$447,944	$743,834
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$532,171	$1,337,867
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	465,038	453,527
Amortization of financing costs	3,887	6,537
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(78,816)	(132,938)
Gain on disposition of real estate assets	(17,738)	—
Asset impairments	—	36,756
Net realized and unrealized (gains) losses, primarily from investments	(3,757)	29,046
Provision for doubtful accounts	12,701	11,501
Net compensation expense for equity awards	73,016	123,812
Equity income from unconsolidated subsidiaries	(120,817)	(396,011)
Distribution of earnings from unconsolidated subsidiaries	188,886	369,511
Proceeds from sale of mortgage loans	7,081,001	10,696,971
Origination of mortgage loans	(7,610,859)	(10,559,591)
Increase (decrease) in warehouse lines of credit	546,279	(100,937)
Tenant concessions received	7,760	9,140
Purchase of equity securities	(10,739)	(15,779)
Proceeds from sale of equity securities	9,833	27,387
(Increase) decrease in real estate under development	(269)	59,116
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(227,619)	(375,359)
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(293,364)	(132,424)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(668,781)	(375,180)
Increase in net income taxes receivable/payable	(164,526)	(129,514)
Other operating activities, net	(96,667)	(128,629)
Net cash (used in) provided by operating activities	(373,380)	814,809
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(211,267)	(160,996)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(170,211)	(60,131)
Contributions to unconsolidated subsidiaries	(105,407)	(322,127)
Distributions from unconsolidated subsidiaries	27,873	46,720
Acquisition and development of real estate assets	(103,251)	—
Proceeds from disposition of real estate assets	55,599	—
Investment in VTS	—	(100,432)
Other investing activities, net	(30,465)	(6,783)
Net cash used in investing activities	(537,129)	(603,749)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,836,000	283,000
Repayment of revolving credit facility	(3,341,000)	—
Proceeds from senior term loans	748,714	—
Repayment of senior term loans	(437,497)	—
Proceeds from notes payable on real estate	60,149	25,904
Repayment of notes payable on real estate	(38,648)	(22,514)
Proceeds from issuance of 5.950% senior notes	975,253	—
Repurchase of common stock	(645,869)	(1,404,394)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(126,589)	(31,525)
Units repurchased for payment of taxes on equity awards	(53,857)	(35,162)
Non-controlling interest contributions	1,992	1,293
Non-controlling interest distributions	(1,504)	(740)
Other financing activities, net	(70,821)	(28,583)
Net cash provided by (used in) financing activities	906,323	(1,212,721)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(47,599)	(315,069)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(51,785)	(1,316,730)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,404,849	2,539,781
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,353,064	$1,223,051
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$127,829	$68,878
Income tax payments, net	$383,408	$507,557
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2023	$3,109	$12,510	$9,011,227	$(928,788)	$795,579	$8,893,637
Net income	—	—	190,553	—	10,392	200,945
Net compensation expense for equity awards	—	34,220	—	—	—	34,220
Units repurchased for payment of taxes on equity awards	—	—	(3,640)	—	—	(3,640)
Repurchase of common stock	(62)	(46,730)	(469,269)	—	—	(516,061)
Foreign currency translation loss	—	—	—	(115,940)	(29,228)	(145,168)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	110	—	110
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(467)	—	(467)
Contributions from non-controlling interests	—	—	—	—	248	248
Distributions to non-controlling interests	—	—	—	—	(106)	(106)
Other	1	—	(4,218)	1,400	(12)	(2,829)
Balance at September 30, 2023	$3,048	$—	$8,724,653	$(1,043,685)	$776,873	$8,460,889

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2022	$3,221	$—	$9,084,358	$(951,569)	$758,974	$8,894,984
Net income	—	—	446,639	—	5,041	451,680
Net compensation expense for equity awards	—	41,490	—	—	—	41,490
Units repurchased for payment of taxes on equity awards	—	(321)	—	—	—	(321)
Repurchase of common stock	(51)	(32,829)	(375,431)	—	—	(408,311)
Foreign currency translation loss	—	—	—	(270,441)	(59,353)	(329,794)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	113	—	113
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(1,313)	—	(1,313)
Contributions from non-controlling interests	—	—	—	—	580	580
Distributions to non-controlling interests	—	—	—	—	(370)	(370)
Other	1	(8,340)	173	127	(1,055)	(9,094)
Balance at September 30, 2022	$3,171	$—	$9,155,739	$(1,223,083)	$703,817	$8,639,644
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2022	$3,110	$—	$8,832,943	$(982,780)	$752,459	$8,605,732
Net income	—	—	508,849	—	23,322	532,171
Net compensation expense for equity awards	—	73,016	—	—	—	73,016
Units repurchased for payment of taxes on equity awards	—	(16,622)	(37,235)	—	—	(53,857)
Repurchase of common stock	(76)	(46,730)	(583,504)	—	—	(630,310)
Foreign currency translation loss	—	—	—	(68,299)	(3,190)	(71,489)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	331	—	331
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	106	—	106
Contributions from non-controlling interests	—	—	—	—	1,992	1,992
Distributions to non-controlling interests	—	—	—	—	(1,504)	(1,504)
Other	14	(9,664)	3,600	6,957	3,794	4,701
Balance at September 30, 2023	$3,048	$—	$8,724,653	$(1,043,685)	$776,873	$8,460,889

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2021	$3,329	$798,892	$8,366,631	$(640,659)	$830,924	$9,359,117
Net income	—	—	1,326,258	—	11,609	1,337,867
Net compensation expense for equity awards	—	123,812	—	—	—	123,812
Units repurchased for payment of taxes on equity awards	—	(35,162)	—	—	—	(35,162)
Repurchase of common stock	(168)	(872,992)	(537,323)	—	—	(1,410,483)
Foreign currency translation loss	—	—	—	(577,719)	(137,254)	(714,973)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	—	—	—	328	—	328
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	(5,160)	—	(5,160)
Contributions from non-controlling interests	—	—	—	—	1,293	1,293
Distributions to non-controlling interests	—	—	—	—	(740)	(740)
Other	10	(14,550)	173	127	(2,015)	(16,255)
Balance at September 30, 2022	$3,171	$—	$9,155,739	$(1,223,083)	$703,817	$8,639,644
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
Considerations Related to Current Macroeconomic Conditions
The macroeconomic environment remains challenging as central banks rapidly raised interest rates since 2022. The high rate environment and the expectation that rates will remain higher for longer, coupled with large bank failures in early 2023 and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on our capital markets (mortgage origination and property sales) businesses, making property acquisitions and dispositions harder to finance. Similar factors also impact the timing and value of asset and fund monetization in our investment management and development businesses and our ability to source new debt capital to fund development projects.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
3.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At September 30, 2023 and December 31, 2022, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in thousands):

Beginning balance at December 31, 2022	$455,354
Origination of mortgage loans	7,610,859
Gains (premiums on loan sales)	19,611
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(7,061,390)
Cash collections of premiums on loan sales	(19,611)
Proceeds from sale of mortgage loans	(7,081,001)
Net increase in mortgage servicing rights included in warehouse receivables	5,836
Ending balance at September 30, 2023	$1,010,659

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of September 30, 2023 and December 31, 2022 (dollars in thousands):

			September 30, 2023		December 31, 2022
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	12/15/2023	daily floating rate Secured Overnight Financing Rate (SOFR) rate plus 1.60%, with a SOFR adjustment rate of 0.05%	$1,335,000	$841,189	$1,335,000	$330,509
JP Morgan (Business Lending Activity)	12/15/2023	daily floating rate SOFR rate plus 2.75%, with a SOFR adjustment rate of 0.05%	15,000	—	15,000	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily one-month LIBOR plus 1.45%, with a LIBOR floor of 0.25%	650,000	55,697	650,000	—
TD Bank, N.A. (TD Bank) (1)	7/15/2024	daily floating rate SOFR rate 1.30%, with a SOFR adjustment rate of 0.10%	600,000	24,532	800,000	—
Bank of America, N.A. (BofA) (2)	5/22/2024	daily floating rate SOFR rate plus 1.25%, with a SOFR adjustment rate of 0.10%	350,000	72,701	350,000	115,206
BofA (3)	5/22/2024	daily floating rate SOFR rate 1.25%, with a SOFR adjustment rate of 0.10%	250,000	—	250,000	—
MUFG Union Bank, N.A. (Union Bank) (4)			—	—	200,000	2,125
			$3,200,000	$994,119	$3,600,000	$447,840
_______________________________
(1)Effective July 15, 2022, this facility was amended with a revised interest rate of daily floating rate SOFR rate plus 1.30%, with a SOFR adjustment rate of 0.10% and a maturity date of July 15, 2023. Effective July 15, 2023, this facility was renewed and amended to a maximum aggregate principal amount of $300.0 million, with an uncommitted $300.0 million temporary line of credit and a maturity date of July 15, 2024. As of September 30, 2023, the uncommitted $300.0 million temporary line of credit was not utilized.
(2)Effective September 1, 2023, this facility was amended with a downward revised interest rate of daily floating rate of SOFR plus 1.25%, with a SOFR adjustment rate of 0.10% and a maturity date of May 22, 2024.
(3)Effective September 1, 2023, this facility was amended with a downward revised interest rate of daily floating rate of SOFR plus 1.25%, with a SOFR adjustment rate of 0.10% and a maturity date of May 22, 2024.
(4)This facility expired on June 27, 2023, and was not renewed.
During the nine months ended September 30, 2023, we had a maximum of $1.2 billion of warehouse lines of credit principal outstanding.
4.    Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements.
As of September 30, 2023 and December 31, 2022, our maximum exposure to loss related to VIEs which are not consolidated was as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Investments in unconsolidated subsidiaries	$163,483	$152,762
Co-investment commitments	62,907	83,835
Maximum exposure to loss	$226,390	$236,597

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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	As of September 30, 2023
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$12,152	$—	$—	$12,152
Debt securities issued by U.S. federal agencies	—	10,966	—	10,966
Corporate debt securities	—	45,410	—	45,410
Asset-backed securities	—	1,382	—	1,382
Total available for sale debt securities	12,152	57,758	—	69,910
Equity securities	38,561	—	—	38,561
Investments in unconsolidated subsidiaries	128,919	—	446,291	575,210
Warehouse receivables	—	1,010,659	—	1,010,659
Other assets	—	—	25,213	25,213
Total assets at fair value	$179,632	$1,068,417	$471,504	$1,719,553

	As of December 31, 2022
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$6,164	$—	$—	$6,164
Debt securities issued by U.S. federal agencies	—	8,249	—	8,249
Corporate debt securities	—	44,091	—	44,091
Asset-backed securities	—	3,201	—	3,201
Total available for sale debt securities	6,164	55,541	—	61,705
Equity securities	33,724	—	—	33,724
Investments in unconsolidated subsidiaries	160,093	—	460,540	620,633
Warehouse receivables	—	455,354	—	455,354
Other assets	—	—	14,452	14,452
Total assets at fair value	$199,981	$510,895	$474,992	$1,185,868
There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At September 30, 2023 and December 31, 2022, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 3). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of September 30, 2023 and December 31, 2022, investments in unconsolidated subsidiaries at fair value using NAV were $345.4 million and $353.0 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	Investment in Unconsolidated Subsidiaries	Other assets
Balance as of June 30, 2023	$452,887	$23,535
Transfer in (out)	—	—
Net change in fair value	(6,596)	900
Purchases / Additions	—	778
Balance as of September 30, 2023	$446,291	$25,213

Balance as of December 31, 2022	$460,540	$14,452
Transfer in (out)	(230)	—
Net change in fair value	(14,019)	4,400
Purchases / Additions	—	6,361
Balance as of September 30, 2023	$446,291	$25,213
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Operations
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Other assets (liabilities)	Other income (loss)
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2023:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	24.5%	—

	Monte Carlo	Volatility	40.0% - 68.0%	41.8%
		Risk free interest rate	4.54% - 4.65%
		Discount Yield	25.0%	—

Other assets	Discounted cash flow	Discount rate	24.5%	—

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
There were no asset impairment charges or adjustments recorded during the three and nine months ended September 30, 2023.
There were no other significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2023 and 2022.
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
•Other assets / liabilities – Represents the fair value of the unfunded commitment related to a revolving facility. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions. It also includes approximately $10 million of investment in a non-public entity.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facilities. Due to the short-term nature and variable interest rates of these instruments, fair value approximates carrying value (see Notes 3 and 7).
•Senior Term Loans – Based upon information from third-party banks (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our senior term loans (comprised of tranche A Euro-denonminated term loans and U.S. Dollar-denominated term loans issued in July 2023) was approximately $726.5 million and actual carrying value was $735.2 million at September 30, 2023. The above senior term loans were used to repay the prior euro term loan which had a fair value of $424.6 million and carrying value of $427.8 million at December 31, 2022. The above carrying values are net of unamortized debt issuance costs (see Note 7).

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Senior Notes – Based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy), the estimated fair value of our 5.950% senior notes was $944.3 million at September 30, 2023. The actual carrying value of our 5.950% senior notes, net of unamortized debt issuance costs and discount, totaled $973.3 million at September 30, 2023. The estimated fair value of our 4.875% senior notes was $583.8 million and $595.2 million at September 30, 2023 and December 31, 2022, respectively. The actual carrying value of our 4.875% senior notes, net of unamortized debt issuance costs and discount, totaled $597.2 million and $596.4 million at September 30, 2023 and December 31, 2022, respectively. The estimated fair value of our 2.500% senior notes was $387.3 million and $396.8 million at September 30, 2023 and December 31, 2022, respectively. The actual carrying value of our 2.500% senior notes, net of unamortized debt issuance costs and discount, totaled $490.1 million and $489.3 million at September 30, 2023 and December 31, 2022, respectively (See Note 7).
•Notes Payable on Real Estate - As of September 30, 2023 and December 31, 2022, the carrying value of our notes payable on real estate was $27.9 million and $52.7 million, respectively. These notes payable were not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.
6.    Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1.0% to 50.0%. The following table represents the composition of investment in unconsolidated subsidiaries under equity method of accounting and fair value option (dollars in thousands):

Investment type	September 30, 2023	December 31, 2022
Real Estate Investments (in projects and funds)	$671,005	$622,826
Investment in Altus:
Class A common stock (1)	128,919	160,093
Alignment shares (2)	38,763	59,530
Subtotal	167,682	219,624
Other (3)	477,708	475,256
Total investment in unconsolidated subsidiaries	$1,316,395	$1,317,705
_______________
(1)CBRE held 24,556,012 and 24,554,201 shares of Altus Class A common stock as of September 30, 2023 and December 31, 2022, respectively.
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
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$785,513	$688,584	$5,443,017	$1,916,277
Operating income	241,717	280,290	3,810,488	745,676
Net (loss) income (1)	(464,499)	937,221	107,347	3,889,302
_______________
(1)Included in net (loss) income are realized and unrealized earnings and losses in investments in unconsolidated investment funds and realized earnings and losses from sales of real estate projects in investments in unconsolidated subsidiaries. These realized and unrealized earnings and losses are not included in revenue and operating income.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.    Long-Term Debt and Short-Term Borrowings
Long-Term Debt
Long-term debt consists of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Senior term loans	$737,626	$427,792
5.950% senior notes due in 2034, net of unamortized discount	975,482	—
4.875% senior notes due in 2026, net of unamortized discount	598,736	598,374
2.500% senior notes due in 2031, net of unamortized discount	494,015	493,476
Total long-term debt	2,805,859	1,519,642
Less: current maturities of long-term debt	—	427,792
Less: unamortized debt issuance costs	10,004	6,138
Total long-term debt, net of current maturities	$2,795,855	$1,085,712
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (the 2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the 2022 Credit Agreement (as described below). The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €366.5 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350.0 million, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross currency swap to hedge the associated foreign currency exposure related to this transaction. The fair value of the derivative asset was immaterial as of September 30, 2023.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) the Term SOFR rate for the applicable interest period plus 10 basis points or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement are determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of September 30, 2023, we had (i) $387.1 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $348.1 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.35% plus Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2023 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2023.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The 2022 Credit Agreement was a senior unsecured credit facility that was guaranteed by CBRE Group, Inc. and CBRE Services. The 2022 Credit Agreement provided for a €400.0 million term loan facility which would have been due and payable in full at maturity on December 20, 2023. A $3.15 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans and would have terminated on March 4, 2024, was previously provided under this agreement and was replaced with a new $3.5 billion 5-year senior unsecured Revolving Credit Agreement entered into on August 5, 2022 (as described below). The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding loans under the 2022 Credit Agreement at which time the 2022 Credit Agreement was repaid in full and terminated.
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
The indentures governing our 5.950% senior notes, 4.875% senior notes and 2.500% senior notes (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreement. The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of September 30, 2023.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300.0 million in the aggregate.
The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2023.
As of September 30, 2023, $673.0 million was outstanding under the Revolving Credit Agreement. No letters of credit were outstanding as of September 30, 2023. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.
Turner & Townsend Revolving Credit Facilities
Turner & Townsend has a revolving credit facility with a capacity of £120.0 million and an additional accordion option of £20.0 million that matures on March 31, 2027. As of September 30, 2023, no amount was outstanding under this revolving credit facility.
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
8.    Leases
We are the lessee in contracts for our office space tenancies and for leased vehicles. At times, we enter into ground leases on development projects in our REI segment. These arrangements account for the significant portion of our lease liabilities and right-of-use assets. We monitor our service arrangements to evaluate whether they meet the definition of a lease.
Supplemental balance sheet information related to our leases is as follows (dollars in thousands):

Category	Classification	September 30, 2023	December 31, 2022
Assets
Operating	Operating lease assets	$998,733	$1,033,011
Financing	Other assets, net	97,133	91,028
Total leased assets		$1,095,866	$1,124,039
Liabilities
Current:
Operating	Operating lease liabilities	$238,904	$229,591
Financing	Other current liabilities	32,797	33,039
Non-current:
Operating	Non-current operating lease liabilities	1,059,631	1,080,385
Financing	Other liabilities	64,881	58,094
Total lease liabilities		$1,396,213	$1,401,109

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$115,898	$108,649
Right-of-use assets obtained in exchange for new financing lease liabilities	37,065	21,331
Other non-cash (decreases) increases in operating lease right-of-use assets (1)	(6,818)	37,741
Other non-cash (decreases) increases in financing lease right-of-use assets (1)	(2,168)	5,444
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $41.1 billion at September 30, 2023, of which $37.5 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2023 and December 31, 2022, CBRE MCI had $140.0 million and $113.0 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $68.1 million and $65.1 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $981.8 million (including $529.2 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2023.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both September 30, 2023 and December 31, 2022, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
We had outstanding letters of credit totaling $236.4 million as of September 30, 2023, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $145.0 million as of September 30, 2023 referred to in the preceding paragraphs represented the majority of the $236.4 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We had guarantees totaling $198.4 million as of September 30, 2023, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $198.4 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of September 30, 2023, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
An important part of the strategy for our Real Estate Investments segment involves investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest up to 2.0% of the equity in a particular fund. As of September 30, 2023, we had aggregate future commitments of $116.9 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our own account or co-invest with our clients with up to 50% of the project's equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $200.7 million and $95.5 million to consolidated and unconsolidated projects, respectively, as of September 30, 2023.
Also refer to Note 14 for the Telford Fire Safety Remediation provision.
10.    Income Taxes
Our provision for income taxes on a consolidated basis was $30.6 million for the three months ended September 30, 2023 as compared to a provision for income taxes of $142.7 million for the three months ended September 30, 2022. The decrease of $112.1 million is primarily related to a decrease in earnings. Our effective tax rate decreased to 13.2% for the three months ended September 30, 2023 from 24.0% for the three months ended September 30, 2022.
Our provision for income taxes on a consolidated basis was $114.0 million for the nine months ended September 30, 2023 as compared to a provision for income taxes of $259.7 million for the nine months ended September 30, 2022. The decrease of $145.7 million is primarily related to a decrease in earnings, offset by a one-time tax benefit in 2022 as a result of legal entity restructuring. Our effective tax rate increased to 17.6% for the nine months ended September 30, 2023 from 16.3% for the nine months ended September 30, 2022.
Our effective tax rates for the three and nine months ended September 30, 2023 were different than the U.S. federal statutory tax rate of 21.0% primarily due to U.S. state taxes, favorable permanent book tax differences and discrete tax benefits including tax return filings in various jurisdictions.
As of September 30, 2023 and December 31, 2022, the company had gross unrecognized tax benefits of $402.6 million and $391.4 million, respectively. The increase of $11.2 million resulted from the accrual of gross unrecognized tax benefits offset by the release of gross unrecognized tax benefits due to the expiration of statute of limitations in various tax jurisdictions.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.    Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$190,553	$446,639	$508,849	$1,326,258
Weighted average shares outstanding for basic income per share	307,854,518	319,827,769	309,716,456	325,705,500
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.62	$1.40	$1.64	$4.07

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$190,553	$446,639	$508,849	$1,326,258
Weighted average shares outstanding for basic income per share	307,854,518	319,827,769	309,716,456	325,705,500
Dilutive effect of contingently issuable shares	4,366,615	4,914,815	4,228,399	4,852,814
Weighted average shares outstanding for diluted income per share	312,221,133	324,742,584	313,944,855	330,558,314
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.61	$1.38	$1.62	$4.01
For the three and nine months ended September 30, 2023, 326,762 and 345,108, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
For the three and nine months ended September 30, 2022, 1,506,140 and 1,369,162, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
On November 19, 2021, our board of directors authorized a program for the repurchase of up to $2.0 billion of our Class A common stock over five years (the 2021 program). On August 18, 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under this program to a total of $4.0 billion. During the three months ended September 30, 2023, we repurchased 6,213,921 shares of our common stock with an average price of $83.03 per share using cash on hand for an aggregate of $515.9 million under the 2021 program. During the nine months ended September 30, 2023, we repurchased 7,582,094 shares of our common stock with an average price of $83.11 per share using cash on hand for an aggregate of $630.2 million under the 2021 program. As of September 30, 2023, we had approximately $1.5 billion of capacity remaining under the 2021 program. During the three months ended September 30, 2022, we repurchased 5,094,577 shares of our common stock using cash on hand for an aggregate of $408.3 million. During the nine months ended September 30, 2022, we repurchased 16,783,086 shares of our common stock using cash on hand for an aggregate of $1.4 billion.

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
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in thousands):

	Three Months Ended September 30, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,843,347	$—	$—	$3,843,347
Project management	—	1,805,340	—	—	1,805,340
Advisory leasing	827,498	—	—	—	827,498
Advisory sales	369,819	—	—	—	369,819
Property management	464,958	—	—	(3,849)	461,109
Valuation	163,101	—	—	—	163,101
Commercial mortgage origination (1)	36,903	—	—	—	36,903
Loan servicing (2)	19,445	—	—	—	19,445
Investment management	—	—	136,797	—	136,797
Development services	—	—	66,475	—	66,475
Topic 606 Revenue	1,881,724	5,648,687	203,272	(3,849)	7,729,834
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	69,882	—	—	—	69,882
Loan servicing	61,227	—	—	—	61,227
Development services (3)	—	—	7,103	—	7,103
Total Out of Scope of Topic 606 Revenue	131,109	—	7,103	—	138,212
Total Revenue	$2,012,833	$5,648,687	$210,375	$(3,849)	$7,868,046

	Three Months Ended September 30, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,671,930	$—	$—	$3,671,930
Project management	—	1,171,809	—	—	1,171,809
Advisory leasing	989,615	—	—	—	989,615
Advisory sales	600,527	—	—	—	600,527
Property management	458,292	—	—	(5,732)	452,560
Valuation	177,198	—	—	—	177,198
Commercial mortgage origination (1)	59,149	—	—	—	59,149
Loan servicing (2)	13,869	—	—	—	13,869
Investment management	—	—	146,695	—	146,695
Development services	—	—	95,142	—	95,142
Topic 606 Revenue	2,298,650	4,843,739	241,837	(5,732)	7,378,494
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	71,276	—	—	—	71,276
Loan servicing	63,875	—	—	—	63,875
Development services (3)	—	—	15,901	—	15,901
Total Out of Scope of Topic 606 Revenue	135,151	—	15,901	—	151,052
Total Revenue	$2,433,801	$4,843,739	$257,738	$(5,732)	$7,529,546

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$11,210,057	$—	$—	$11,210,057
Project management	—	5,202,414	—	—	5,202,414
Advisory leasing	2,350,103	—	—	—	2,350,103
Advisory sales	1,134,971	—	—	—	1,134,971
Property management	1,409,357	—	—	(11,700)	1,397,657
Valuation	508,433	—	—	—	508,433
Commercial mortgage origination (1)	93,861	—	—	—	93,861
Loan servicing (2)	55,106	—	—	—	55,106
Investment management	—	—	435,614	—	435,614
Development services	—	—	243,587	—	243,587
Topic 606 Revenue	5,551,831	16,412,471	679,201	(11,700)	22,631,803
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	174,149	—	—	—	174,149
Loan servicing	182,395	—	—	—	182,395
Development services (3)	—	—	10,678	—	10,678
Total Out of Scope of Topic 606 Revenue	356,544	—	10,678	—	367,222
Total Revenue	$5,908,375	$16,412,471	$689,879	$(11,700)	$22,999,025

	Nine Months Ended September 30, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$11,292,738	$—	$—	$11,292,738
Project management	—	3,264,762	—	—	3,264,762
Advisory leasing	2,732,045	—	—	—	2,732,045
Advisory sales	1,936,073	—	—	—	1,936,073
Property management	1,375,156	—	—	(12,751)	1,362,405
Valuation	554,879	—	—	—	554,879
Commercial mortgage origination (1)	214,333	—	—	—	214,333
Loan servicing (2)	41,710	—	—	—	41,710
Investment management	—	—	454,816	—	454,816
Development services	—	—	297,635	—	297,635
Topic 606 Revenue	6,854,196	14,557,500	752,451	(12,751)	22,151,396
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	221,345	—	—	—	221,345
Loan servicing	194,691	—	—	—	194,691
Development services (3)	—	—	66,325	—	66,325
Total Out of Scope of Topic 606 Revenue	416,036	—	66,325	—	482,361
Total Revenue	$7,270,232	$14,557,500	$818,776	$(12,751)	$22,633,757
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities
We had contract assets totaling $503.1 million ($407.7 million of which was current) and $529.1 million ($391.6 million of which was current) as of September 30, 2023 and December 31, 2022, respectively.
We had contract liabilities totaling $269.5 million ($263.1 million of which was current) and $284.3 million ($276.3 million of which was current) as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, we recognized revenue of $27.8 million and $228.8 million that was included in the contract liability balance at December 31, 2022. The majority of contract liabilities are recognized as revenue within 90 days.
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
Summarized financial information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Advisory Services	$2,012,833	$2,433,801	$5,908,375	$7,270,232
Global Workplace Solutions	5,648,687	4,843,739	16,412,471	14,557,500
Real Estate Investments	210,375	257,738	689,879	818,776
Corporate, other and eliminations (1)	(3,849)	(5,732)	(11,700)	(12,751)
Total revenue	$7,868,046	$7,529,546	$22,999,025	$22,633,757

Segment Operating Profit
Advisory Services	$277,225	$423,802	$862,400	$1,410,113
Global Workplace Solutions	251,269	219,406	713,606	640,438
Real Estate Investments	6,615	59,458	171,244	501,028
Total reportable segment operating profit	$535,109	$702,666	$1,747,250	$2,551,579
_______________________________
(1)Eliminations represent revenue from transactions with other operating segments. See Note 12.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to CBRE Group, Inc.	$190,553	$446,639	$508,849	$1,326,258
Net income attributable to non-controlling interests	10,392	5,041	23,322	$11,609
Net income	200,945	451,680	532,171	$1,337,867
Adjustments to increase (decrease) net income:
Depreciation and amortization	149,161	142,136	465,038	453,527
Asset impairments	—	—	—	36,756
Interest expense, net of interest income	38,206	19,957	109,603	51,301
Write-off of financing costs on extinguished debt	—	1,862	—	1,862
Provision for income taxes	30,551	142,667	113,991	259,691
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(8,570)	(6,161)	(2,050)	9,200
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	—	(1,300)	—	(4,447)
Costs incurred related to legal entity restructuring	3,650	893	3,649	12,814
Integration and other costs related to acquisitions	5,858	7,716	60,436	24,046
Costs associated with efficiency and cost-reduction initiatives	4,224	18,929	144,781	18,929
Provision associated with Telford’s fire safety remediation efforts (1)	—	9,479	—	46,984
Corporate and other loss (income), including eliminations	111,084	(85,192)	319,631	303,049
Total reportable segment operating profit	$535,109	$702,666	$1,747,250	$2,551,579
______________
(1)See Note 14 for additional information.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
United States	$4,274,409	$4,320,235	$12,630,108	$12,887,747
United Kingdom	1,100,462	970,307	3,151,875	3,002,798
All other countries	2,493,175	2,239,004	7,217,042	6,743,212
Total revenue	$7,868,046	$7,529,546	$22,999,025	$22,633,757

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14.     Telford Fire Safety Remediation
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
The accompanying consolidated balance sheets include an estimated liability of approximately $185.1 million and $185.9 million as of September 30, 2023 and December 31, 2022, respectively, related to remediation efforts. The balance decreased as of September 30, 2023 primarily due to the movement of foreign exchange rates and certain insignificant costs incurred for work performed so far this year. We did not record any additional provision during the nine months ended September 30, 2023, as the above balance remains our best estimate of potential losses associated with overall remediation efforts. The potential liability and number of buildings affected may change as in-scope buildings are assessed, scopes of remediation are agreed with interested parties (freeholders and leaseholders) and the required remediation work is tendered for each building, all of which is anticipated to result in a lengthy process. We will continue to assess new information as it becomes available and adjust our estimated liability accordingly.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three and nine months ended September 30, 2023 should be read in conjunction with our consolidated financial statements and related notes included in our 2022 Annual Report on Form 10-K (2022 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
We provide services to real estate investors and occupiers. For investors, our services include capital markets (property sales and mortgage origination), mortgage sales and servicing, property leasing, investment management, property management, valuation and development services, among others. For occupiers, our services include facilities management, project management, transaction (property sales and leasing), and consulting services, among others. We provide services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (primarily U.S. development); “Telford Homes” (U.K. development); and “Turner & Townsend Holdings Limited” (Turner & Townsend, project management).
We generate revenue from stable, recurring sources (large multi-year portfolio and per project contracts) and from cyclical, non-recurring sources, including commissions on transactions. Our revenue mix has become more weighted towards stable revenue sources, particularly occupier outsourcing, and we are less dependent on cyclical property sales and lease transaction revenue than we were a decade or more ago. We believe we are well-positioned to capture a substantial and growing share of market opportunities at a time when investors and occupiers increasingly prefer to purchase integrated, account-based services on a national and global basis.
In 2022, we generated revenue from a highly diversified base of clients, including more than 95 of the Fortune 100 companies. We have been an S&P 500 company since 2006 and are currently ranked #135 on the Fortune 500. We have been voted the most recognized commercial real estate brand in the Lipsey Company survey for 22 years in a row. We have also been rated a World’s Most Ethical Company by the Ethisphere Institute for ten consecutive years and included in the Dow Jones World Sustainability Index for four years in a row (including 2022, the most recent year this ranking is available) and the Bloomberg Gender-Equality Index for four years in a row.
The macroeconomic environment remains challenging as central banks rapidly raised interest rates since 2022. The high rate environment and expectation that rates will remain higher for longer, coupled with large bank failures in early 2023 and ongoing economic uncertainty, have limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on our capital markets (mortgage origination and property sales) businesses, making property acquisitions and dispositions harder to finance. Similar factors also impact the timing and value of asset and fund monetization within our investment management and development businesses and our ability to source new debt capital to fund development projects.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2022 Annual Report. There have been no material changes to these policies and estimates as of September 30, 2023.
New Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Seasonality
In a typical year, a significant portion of our revenue is seasonal, which an investor should keep in mind when comparing our financial condition and results of operations on a quarter-by-quarter basis. Historically, our revenue, operating income, net income and cash flow from operating activities have tended to be lowest in the first quarter and highest in the fourth quarter of each year. Revenue, earnings and cash flow have generally been concentrated in the fourth calendar quarter due to the focus on completing sales, financing and leasing transactions prior to year-end. The sharp rise in interest rates and a “higher for longer” rate environment, coupled with banking sector stress and economic uncertainty, may cause seasonality to deviate from historical patterns.
Inflation
Our business continues to be affected by high inflation in 2023. Most notably, moves by a number of central banks to reduce high inflation by rapidly raising interest rates has sharply increased the cost of debt capital and limited its availability, resulting in a significant decline in sales and financing transaction activity and affected the timing of asset monetization in our investment management and development businesses. In addition, rising price levels across the economy have required us to increase compensation expense to retain top talent and our development business has incurred higher input costs for construction materials. On the other hand, we believe that parts of our business are insulated to some degree against inflation through the ability to raise prices, sometimes through provisions in our service contracts. The company continues to monitor inflation, monetary policy changes in response to inflation and potentially adverse effects on our business.
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
Macroeconomic Conditions
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include overall economic activity and employment growth, with specific sensitivity to growth in office-based employment; interest rate levels and changes in interest rates; the cost and availability of credit; and the impact of tax and regulatory policies. Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, decreasing demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, geopolitical events or the public perception that any of these events may occur, will negatively affect the performance of our business.

Compensation is our largest expense and our capital markets and leasing professionals generally are paid on a commission and/or bonus basis that correlates with their revenue production. As a result, the negative effects on our operating margins during difficult market conditions, such as the environment that prevailed during the depth of the Covid-19 pandemic or the current high interest rate environment and stressed banking sector, are partially mitigated by the inherent variability of our compensation cost structure. In addition, when negative economic conditions have been particularly severe, we have moved decisively to lower operating expenses to improve financial performance. We began such cost reduction efforts in 2022 and continued them in 2023. Additionally, our contractual revenue has increased primarily as a result of growth in our occupier outsourcing business, and we believe this contractual revenue should partially offset the negative impacts that macroeconomic deterioration could have on other parts of our business. We also believe that we have significantly improved the resiliency of our business by expanding the business strategically across asset types, clients, geographies and lines of business. Nevertheless, adverse global and regional economic trends will pose significant risks to the performance of our consolidated operations and financial condition.
Effects of Acquisitions and Investments
We have historically made significant use of strategic acquisitions to add and enhance service capabilities around the world. In-fill acquisitions have also played a key role in strengthening our service offerings. The in-fill acquisitions have generally been regional or specialty firms that complement our existing platform, or independent affiliates, which, in some cases, we held a small equity interest.
During the first nine months of 2023, we completed eleven in-fill acquisitions, including five in the Advisory Services segment and six in the Global Workplace Solutions segment totaling $216.7 million in cash and deferred consideration. During 2022, we completed seven in-fill acquisitions in the Advisory Services segment and four in the Global Workplace Solutions segment totaling $205.8 million in cash and deferred consideration.
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
Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2023, we have accrued deferred purchase and contingent considerations totaling $495.6 million, which is included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our investment management business has significant euro and British pound denominated assets under management, as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions segment derives significant revenue and earnings in foreign currencies, such as the euro and British pound sterling. Our business has been impacted this year by the appreciation of the U.S. dollar against these and other foreign currencies. Further fluctuations in foreign currency exchange rates may continue to produce corresponding changes in our AUM, revenue and earnings.
Our businesses could suffer from the effects of rapid changes in and high levels of interest rates, reduced access to debt capital or liquidity constraints, downturns in general macroeconomic conditions, regulatory or financial market uncertainty, or unanticipated disruptions such as public health crises like Covid-19 and geopolitical events like the wars in Ukraine and in the Middle East (or the perception that such disruptions may occur).

During the three and nine months ended September 30, 2023, approximately 45.6% and 45.0% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
United States dollar	$4,276,666	54.4%	$4,320,235	57.4%	$12,641,769	55.0%	$12,887,747	56.9%
British pound sterling	1,100,462	14.0%	970,307	12.9%	3,151,875	13.7%	3,002,798	13.3%
Euro	745,552	9.5%	690,675	9.2%	2,125,266	9.2%	2,085,971	9.2%
Canadian dollar	285,277	3.6%	297,266	3.9%	865,100	3.8%	940,042	4.2%
Australian dollar	222,384	2.8%	196,313	2.6%	632,974	2.8%	558,456	2.5%
Indian rupee	165,229	2.1%	129,506	1.7%	478,280	2.1%	376,992	1.7%
Chinese yuan	125,395	1.6%	127,952	1.7%	371,877	1.6%	367,875	1.6%
Japanese yen	113,932	1.4%	84,702	1.1%	342,986	1.5%	297,604	1.3%
Swiss franc	110,282	1.4%	96,821	1.3%	307,144	1.3%	289,394	1.3%
Singapore dollar	98,508	1.3%	90,069	1.2%	294,092	1.3%	258,129	1.1%
Other currencies (1)	624,359	7.9%	525,700	7.0%	1,787,662	7.7%	1,568,749	6.9%
Total revenue	$7,868,046	100.0%	$7,529,546	100.0%	$22,999,025	100.0%	$22,633,757	100.0%
_______________________________
(1)Approximately 45 and 46 currencies comprise 7.9% and 7.7% of our revenue for the three and nine months ended September 30, 2023, respectively. Approximately 47 and 48 currencies comprise 7.0% and 6.9% of our revenue for the three and nine months ended September 30, 2022, respectively.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will positively or negatively impact our reported results. For example, we estimate that had the British pound sterling-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2023, the net impact would have been a decrease in pre-tax income of $3.5 million. Had the euro-to-U.S. dollar exchange rates been 10% higher during the nine months ended September 30, 2023, the net impact would have been an increase in pre-tax income of $10.1 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue:
Net revenue:
Facilities management	$1,454,840	18.5%	$1,281,525	17.0%	$4,289,292	18.7%	$3,807,804	16.8%
Property management	444,369	5.6%	439,125	5.8%	1,344,789	5.9%	1,321,669	5.8%
Project management	776,503	9.9%	674,671	9.0%	2,277,134	9.9%	1,970,850	8.7%
Valuation	163,101	2.1%	177,198	2.4%	508,433	2.2%	554,879	2.5%
Loan servicing	80,672	1.0%	77,744	1.0%	237,501	1.0%	236,401	1.0%
Advisory leasing	827,498	10.5%	989,615	13.1%	2,350,103	10.2%	2,732,045	12.1%
Capital markets:
Advisory sales	369,819	4.7%	600,527	8.0%	1,134,971	4.9%	1,936,073	8.6%
Commercial mortgage origination	106,785	1.4%	130,425	1.7%	268,010	1.2%	435,678	1.9%
Investment management	136,797	1.7%	146,695	1.9%	435,614	1.9%	454,816	2.0%
Development services	73,578	0.9%	111,043	1.5%	254,265	1.1%	363,960	1.6%
Corporate, other and eliminations	(3,849)	0.0%	(5,732)	(0.1)%	(11,700)	(0.1)%	(12,751)	(0.1)%
Total net revenue	4,430,113	56.3%	4,622,836	61.3%	13,088,412	56.9%	13,801,424	60.9%
Pass through costs also recognized as revenue	3,437,933	43.7%	2,906,710	38.7%	9,910,613	43.1%	8,832,333	39.1%
Total revenue	7,868,046	100.0%	7,529,546	100.0%	22,999,025	100.0%	22,633,757	100.0%
Costs and expenses:
Cost of revenue	6,396,824	81.3%	5,934,490	78.8%	18,582,733	80.8%	17,740,668	78.4%
Operating, administrative and other	1,058,043	13.4%	1,080,316	14.3%	3,355,758	14.6%	3,335,131	14.7%
Depreciation and amortization	149,161	1.9%	142,136	1.9%	465,038	2.0%	453,527	2.0%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	36,756	0.2%
Total costs and expenses	7,604,028	96.6%	7,156,942	95.0%	22,403,529	97.4%	21,566,082	95.3%
Gain on disposition of real estate	5,417	0.1%	1,746	0.0%	17,738	0.1%	200,564	0.9%
Operating income	269,435	3.4%	374,350	5.0%	613,234	2.8%	1,268,239	5.6%
Equity (loss) income from unconsolidated subsidiaries	(13,361)	(0.2)%	233,972	3.1%	120,817	0.5%	396,011	1.7%
Other income (loss)	13,628	0.2%	7,844	0.1%	21,714	0.1%	(13,529)	(0.1)%
Interest expense, net of interest income	38,206	0.5%	19,957	0.3%	109,603	0.5%	51,301	0.1%
Write-off of financing costs on extinguished debt	—	0.0%	1,862	0.0%	—	0.0%	1,862	0.0%
Income before provision for income taxes	231,496	2.9%	594,347	7.9%	646,162	2.8%	1,597,558	7.1%
Provision for income taxes	30,551	0.4%	142,667	1.9%	113,991	0.5%	259,691	1.1%
Net income	200,945	2.6%	451,680	6.0%	532,171	2.3%	1,337,867	6.0%
Less: Net income attributable to non-controlling interests	10,392	0.1%	5,041	0.1%	23,322	0.1%	11,609	0.1%
Net income attributable to CBRE Group, Inc.	$190,553	2.4%	$446,639	5.9%	$508,849	2.2%	$1,326,258	5.9%

Core EBITDA	$435,602	5.5%	$605,839	8.0%	$1,471,714	6.4%	$2,256,494	10.0%

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

Core EBITDA is calculated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to CBRE Group, Inc.	$190,553	$446,639	$508,849	$1,326,258
Net income attributable to non-controlling interests	10,392	5,041	23,322	11,609
Net income	200,945	451,680	532,171	1,337,867
Adjustments:
Depreciation and amortization	149,161	142,136	465,038	453,527
Asset impairments	—	—	—	36,756
Interest expense, net of interest income	38,206	19,957	109,603	51,301
Write-off of financing costs on extinguished debt	—	1,862	—	1,862
Provision for income taxes	30,551	142,667	113,991	259,691
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(8,570)	(6,161)	(2,050)	9,200
Impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in period	—	(1,300)	—	(4,447)
Costs incurred related to legal entity restructuring	3,650	893	3,649	12,814
Integration and other costs related to acquisitions	5,858	7,716	60,436	24,046
Costs associated with efficiency and cost-reduction initiatives	4,224	18,929	144,781	18,929
Provision associated with Telford’s fire safety remediation efforts	—	9,479	—	46,984
Net fair value adjustments on strategic non-core investments	11,577	(182,019)	44,095	7,964
Core EBITDA	$435,602	$605,839	$1,471,714	$2,256,494

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
We reported consolidated net income of $190.6 million for the three months ended September 30, 2023 on revenue of $7.9 billion as compared to consolidated net income of $446.6 million on revenue of $7.5 billion for the three months ended September 30, 2022.
Our revenue on a consolidated basis for the three months ended September 30, 2023 increased by $338.5 million, or 4.5%, as compared to the three months ended September 30, 2022. The revenue increase is primarily due to a 16.6% revenue increase in the Global Workplace Solutions (GWS) segment due to new client wins, expansion of services to existing clients, and contributions from strategic in-fill acquisitions. This increase was partially offset by a 17.3% decline in our Advisory Services segment which has been significantly impacted by the current macroeconomic conditions driving down sales and lease revenue. These factors also impacted our Real Estate Investments (REI) segment which experienced an approximate 18.4% revenue decline during the quarter, primarily due to decreased development and construction revenue and lower investment management incentive and transaction fees. Foreign currency translation had a 1.1% positive impact on total revenue during the three months ended September 30, 2023, primarily driven by strength in the British pound sterling and euro partially offset by weakness in the Argentina peso.
Our cost of revenue on a consolidated basis increased by $462.3 million, or 7.8%, during the three months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to higher costs associated with the revenue growth in our GWS segment. This was partially offset by a decline in cost of revenue in our Advisory Services segment due to lower commission expense and by a decrease in cost of revenue in our global development business in our REI segment. Foreign currency translation had a 1.2% negative impact on total cost of revenue during the three months ended September 30, 2023. Cost of revenue as a percentage of revenue increased to 81.3% for the three months ended September 30, 2023 as compared to 78.8% for the three months ended September 30, 2022. This was mainly due to revenue growth in our GWS segment that generally has a lower gross margin coupled with a decline in our Advisory Services segment, primarily sales, that generally has a higher gross margin, thereby increasing the overall cost of revenue as a percentage of revenue and decreasing overall gross margin.

Our operating, administrative and other expenses on a consolidated basis decreased by $22.3 million, or 2.1%, during the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily due to lower incentive compensation expense, intentional tightening of certain discretionary spend, and lower restructuring-related costs this period as compared to the third quarter of 2022 when the company had launched cost reduction initiatives and was incurring employee separation charges. This was partially offset by incremental operating expenses in the GWS segment to support the growth, and higher legal settlement charges and bad debt expense in our Advisory segment. Foreign currency translation had a 1.3% negative impact on total operating, administrative and other expenses during the three months ended September 30, 2023. Operating expenses as a percentage of revenue decreased to 13.4% for the three months ended September 30, 2023 from 14.3% for the three months ended September 30, 2022, primarily due to variable nature of our incentive compensation expense in the Advisory Services and REI segments and our proactive cost management.
Our depreciation and amortization expense on a consolidated basis increased by $7.0 million, or 4.9%, during the three months ended September 30, 2023 as compared to the same period in 2022. This increase is primarily due to additional depreciation as the company continues to invest in capital assets.
We recorded equity loss of $13.4 million on unconsolidated subsidiaries for the three months ended September 30, 2023, as compared to equity income of $234.0 million during the three months ended September 30, 2022. This was mainly due to a decrease in the fair value adjustment of our non-core strategic equity investment in Altus Power, Inc (Altus) compared to an increase in the prior year.
Our other income on a consolidated basis was $13.6 million for the three months ended September 30, 2023 versus $7.8 million for the same period in the prior year. This was mainly due to certain ancillary activities in the Advisory Services segment this quarter.
Our consolidated interest expense, net of interest income, increased by $18.2 million, or 91.4%, for the three months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to the impact of higher interest rates, increased borrowings on the revolving credit facilities, the issuance of new senior notes in the second quarter and the borrowing of new senior term loans in the third quarter of this year.
Our provision for income taxes on a consolidated basis was $30.6 million for the three months ended September 30, 2023 as compared to a provision for income taxes of $142.7 million for the three months ended September 30, 2022. The decrease of $112.1 million is primarily related to a decrease in earnings. Our effective tax rate decreased to 13.2% for the three months ended September 30, 2023 from 24.0% for the three months ended September 30, 2022. Our effective tax rate for the three months ended September 30, 2023 was different than the U.S. federal statutory tax rate of 21.0%, primarily due to U.S. state taxes, favorable permanent book tax differences and discrete tax benefits including tax return filings in various jurisdictions.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
We reported consolidated net income of $508.8 million for the nine months ended September 30, 2023 on revenue of $23.0 billion as compared to consolidated net income of $1.3 billion on revenue of $22.6 billion for the nine months ended September 30, 2022.
Our revenue on a consolidated basis for the nine months ended September 30, 2023 increased by $365.3 million, or 1.6%, as compared to the nine months ended September 30, 2022. The revenue increase reflects growth across our GWS segment, which increased by 12.7% primarily due to new client wins, expansion of services to existing clients, and contributions from strategic in-fill acquisitions. Advisory Services segment revenue decreased by $1.4 billion, or 18.7%, as all lines of business, except property management and loan servicing, declined this period as compared to the same period in the prior year given the current macroeconomic conditions. Revenue in the REI segment was down 15.7% due to decreased development and construction revenue and lower real estate sales activities primarily in our international development markets. Foreign currency translation had a 1.2% negative impact on total revenue during the nine months ended September 30, 2023, primarily driven by weakness in the British pound sterling, Canadian dollar and Australian dollar.

Our cost of revenue on a consolidated basis increased by $842.1 million, or 4.7%, during the nine months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to higher costs associated with our GWS segment given the growth, partially offset by lower cost of revenue in our Advisory Services and REI segments given the variable nature of much of the cost of revenue components for these segments. Foreign currency translation had a 1.2% positive impact on total cost of revenue during the nine months ended September 30, 2023. Cost of revenue as a percentage of revenue increased to 80.8% for the nine months ended September 30, 2023 as compared to 78.4% for the nine months ended September 30, 2022 largely due to a shift in growth composition from the Advisory Services segment, which are generally higher gross margin, to the GWS segment, which is generally lower gross margin. In addition, certain charges associated with our cost reduction and efficiency initiatives also contributed to an increase in cost of revenue this year.
Our operating, administrative and other expenses on a consolidated basis increased by $20.6 million, or 0.6%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily due to an increase in overall expenses to support the growth in the GWS segment, charges associated with efficiency and cost-reduction initiatives, higher professional fees to support us as we continue to explore various capital allocation opportunities, certain legal settlement charges and higher bad debt expense as compared to the nine months ended September 30, 2022. This was partially offset by a decrease in overall incentive compensation expense tied to company performance. Foreign currency translation had a 1.1% positive impact on total operating expenses during the nine months ended September 30, 2023. Operating expenses as a percentage of revenue decreased slightly to 14.6% for the nine months ended September 30, 2023 from 14.7% for the nine months ended September 30, 2022, mainly due to the increase in revenue in the GWS segment outpacing the growth in operating expenses.
Our depreciation and amortization expense on a consolidated basis increased by $11.5 million, or 2.5%, during the nine months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to accelerated depreciation expense as part of our efficiency and cost-reduction initiatives that occurred mainly in the first half of 2023, continued investment in capital assets, partially offset by lower amortization expense during the nine months ended September 30, 2023 as compared to September 30, 2022 due to accelerated amortization related to loan payoffs in our Capital Markets loan servicing business last year.
We did not record any asset impairments for the nine months ended September 30, 2023. Our asset impairments on a consolidated basis totaled $36.8 million for the nine months ended September 30, 2022, of which $10.4 million related to our exit of the Advisory Services business in Russia and $26.4 million related to non-cash goodwill impairment charges in our REI segment for Telford Homes due to reduction in cash flows and profitability.
Our gain on disposition of real estate on a consolidated basis decreased by $182.8 million, during the nine months ended September 30, 2023 as compared to the same period in 2022 due to significant gains associated with property sales on consolidated deals within our REI segment last year as compared to this year which was affected by the economic uncertainty and higher interest rates.
Our equity income from unconsolidated subsidiaries on a consolidated basis decreased by $275.2 million, or 69.5%, during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily driven by a lower equity pickup and negative fair value adjustment in our non-core investment portfolio this year, primarily from Altus. In addition, we recorded higher equity earnings associated with property sales reported in our REI segment last year as compared to this year.
Our consolidated interest expense, net of interest income, increased by $58.3 million, or 113.6%, for the nine months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to the impact of higher interest rates, increased borrowings on the revolving credit facilities, the issuance of new senior notes in the second quarter and borrowing of senior term loans in the third quarter of this year.
Our provision for income taxes on a consolidated basis was $114.0 million for the nine months ended September 30, 2023 as compared to a provision for income taxes of $259.7 million for the nine months ended September 30, 2022. The decrease of $145.7 million is primarily related to a decrease in earnings, offset by a one-time tax benefit in 2022 as a result of legal entity restructuring. Our effective tax rate increased to 17.6% for the nine months ended September 30, 2023 from 16.3% for the nine months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 was different than the U.S. federal statutory tax rate of 21.0% primarily due to U.S. state taxes, favorable permanent book tax differences and discrete tax benefits including tax return filings in various jurisdictions.

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

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue:
Net revenue:
Property management	$444,369	22.1%	$439,125	18.0%	$1,344,789	22.8%	$1,321,669	18.2%
Valuation	163,101	8.1%	177,198	7.3%	508,433	8.6%	554,879	7.6%
Loan servicing	80,672	4.0%	77,744	3.2%	237,501	4.0%	236,401	3.3%
Advisory leasing	827,498	41.1%	989,615	40.7%	2,350,103	39.8%	2,732,045	37.6%
Capital markets:
Advisory sales	369,819	18.4%	600,527	24.7%	1,134,971	19.2%	1,936,073	26.6%
Commercial mortgage origination	106,785	5.3%	130,425	5.4%	268,010	4.5%	435,678	6.0%
Total segment net revenue	1,992,244	99.0%	2,414,634	99.3%	5,843,807	98.9%	7,216,745	99.3%
Pass through costs also recognized as revenue	20,589	1.0%	19,167	0.7%	64,568	1.1%	53,487	0.7%
Total segment revenue	2,012,833	100.0%	2,433,801	100.0%	5,908,375	100.0%	7,270,232	100.0%
Costs and expenses:
Cost of revenue	1,253,382	62.3%	1,501,276	61.7%	3,613,727	61.2%	4,368,039	60.1%
Operating, administrative and other	496,641	24.7%	516,270	21.2%	1,517,565	25.7%	1,510,937	20.8%
Depreciation and amortization	65,151	3.2%	72,867	3.0%	215,293	3.6%	227,170	3.1%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	10,351	0.1%
Total costs and expenses	1,815,174	90.2%	2,090,413	85.9%	5,346,585	90.5%	6,116,497	84.1%
Gain on disposition of real estate	3	0.0%	21	0.0%	6	0.0%	21	0.0%
Operating income	197,662	9.8%	343,409	14.1%	561,796	9.5%	1,153,756	15.9%
Equity income from unconsolidated subsidiaries	752	0.0%	3,514	0.1%	3,202	0.1%	14,775	0.2%
Other income	11,102	0.7%	511	0.1%	15,157	0.3%	560	0.0%
Add-back: Depreciation and amortization	65,151	3.2%	72,867	3.0%	215,293	3.6%	227,170	3.1%
Add-back: Asset impairments	—	0.0%	—	0.0%	—	0.0%	10,351	0.1%
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	2,558	0.1%	3,501	0.1%	66,952	1.1%	3,501	0.1%
Segment operating profit and segment operating profit on revenue margin	$277,225	13.8%	$423,802	17.4%	$862,400	14.6%	$1,410,113	19.4%
Segment operating profit on net revenue margin		13.9%		17.6%		14.8%		19.5%
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenue decreased by $421.0 million, or 17.3%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The current macroeconomic and fiscal environment has put significant stress on the lending environment making it difficult to access capital at a reasonable cost and therefore capital markets transaction activity has significantly declined. Sales revenue was down 38.4%, mortgage origination revenue was down 18.1%, and leasing revenue declined 16.4%. The slowdown in the lending environment also affected appraisal revenue which was down 8.0%. This was partially offset by modest growth in the property management line of business, mainly in the U.S, and loan servicing revenue which is more contractual in nature. Foreign currency translation had a 0.3% positive impact on total revenue during the three months ended September 30, 2023, primarily driven by strength in the euro and British pound sterling partially offset by weakness in the Australian dollar and Japanese yen.

Cost of revenue decreased by $247.9 million, or 16.5%, for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower commission expense tied to a decline in our capital markets and leasing business. Foreign currency translation had a 0.3% negative impact on total cost of revenue during the three months ended September 30, 2023. Cost of revenue as a percentage of revenue slightly increased to 62.3% for the three months ended September 30, 2023 versus 61.7% for the same period in 2022. This was mainly due to a shift in the composition of total revenue as higher margin capital markets revenue decreased as a percentage of total revenue this quarter versus the same period last year and growth in property management and loan servicing.
Operating, administrative and other expenses decreased by $19.6 million, or 3.8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was primarily due to results of our cost-reduction initiatives executed in second half 2022 and first half of 2023 and lower incentive compensation expense to align with expected segment and company performance. This was partially offset by certain legal settlement charges and increased bad debt expenses in the current quarter. Foreign currency translation had a 1.0% negative impact on total operating expenses during the three months ended September 30, 2023.
In connection with the origination and sale of mortgage loans for which the company retains servicing rights, we record servicing assets or liabilities based on the fair value of the retained mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Subsequent to the initial recording, MSRs are amortized (within amortization expense) and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received. For the three months ended September 30, 2023, MSRs contributed to operating income $22.2 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $35.4 million of amortization of related intangible assets. For the three months ended September 30, 2022, MSRs contributed to operating income $34.7 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $39.4 million of amortization of related intangible assets. The decline in MSRs was associated with lower origination activity given the higher cost of debt.
Depreciation and amortization expense for the Advisory Services segment decreased by $7.7 million, or 10.6%, during the three months ended September 30, 2023 as compared to the same period in 2022. This decrease is primarily due to accelerated amortization recorded in the prior year related to loan payoffs in the Capital Markets loan servicing business compared to minimal activity in the current quarter.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue decreased by $1.4 billion, or 18.7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, driven by decline in all lines of business except property management and loan servicing. The revenue decrease primarily reflects lower sales, down 41.4%, lower commercial mortgage origination revenue which was down 38.5%, and lower leasing revenue, down 14.0%, as well as lower valuation revenue driven by decreased revenue per assignment and lower demand given the market conditions. The current macroeconomic environment has continued to put a significant stress on the lending environment making it difficult to access capital at a reasonable cost and therefore capital markets activity has significantly declined. Property management revenue was up 2.5%. Foreign currency translation had a 1.1% negative impact on total revenue during the nine months ended September 30, 2023, primarily driven by weakness in Japanese yen, Australian dollar and Canadian dollar.
Cost of revenue decreased by $754.3 million, or 17.3%, for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to our variable compensation structure leading to lower commission expense resulting from lower sales and leasing revenue. Foreign currency translation also had a 1.1% positive impact on total cost of revenue during the nine months ended September 30, 2023. Cost of revenue as a percentage of revenue increased to 61.2% for the nine months ended September 30, 2023 from 60.1% for the nine months ended September 30, 2022. This was due to a shift in the composition of total revenue where high margin capital markets revenue decreased as a percentage of total revenue during the nine months ended September 30, 2023 versus the same period last year offset by growth in property management and loan servicing at a lower margin.

Operating, administrative and other expenses slightly increased by $6.6 million, or 0.4%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily due to elevated employee separation benefits and lease exit charges incurred under our efficiency and cost-reduction initiatives in first half of 2023, certain legal settlement charges, and increased bad debt expense, partially offset by lower incentive compensation expense to align with expected segment and company performance, as compared to the nine months ended September 30, 2022. Foreign currency translation also had a 1.2% positive impact on total operating expenses during the nine months ended September 30, 2023.
For the nine months ended September 30, 2023, MSRs contributed to operating income $60.1 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $109.0 million of amortization of related intangible assets. For the nine months ended September 30, 2022, MSRs contributed to operating income $105.4 million of gains recognized in conjunction with the origination and sale of mortgage loans, offset by $125.1 million of amortization of related intangible assets. The decline was associated with lower origination activity given the higher cost of debt.
Depreciation expense increased by $4.1 million, or 4.3%, due to accelerated depreciation expense related to cost-reduction initiatives in the first half of 2023. Amortization expense during the nine months ended September 30, 2023 decreased by $15.9 million, as compared to the same period in 2022, primarily due to accelerated amortization related to loan payoffs in the Capital Markets loan servicing business last year.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions (GWS) operating segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue:
Net revenue:
Facilities management	$1,454,840	25.8%	$1,281,525	26.5%	$4,289,292	26.1%	$3,807,804	26.2%
Project management	776,503	13.7%	674,671	13.9%	2,277,134	13.9%	1,970,850	13.5%
Total segment net revenue	2,231,343	39.5%	1,956,196	40.4%	6,566,426	40.0%	5,778,654	39.7%
Pass through costs also recognized as revenue	3,417,344	60.5%	2,887,543	59.6%	9,846,045	60.0%	8,778,846	60.3%
Total segment revenue	5,648,687	100.0%	4,843,739	100.0%	16,412,471	100.0%	14,557,500	100.0%
Costs and expenses:
Cost of revenue	5,103,834	90.3%	4,360,311	90.0%	14,843,627	90.4%	13,177,844	90.5%
Operating, administrative and other	302,304	5.4%	281,783	5.8%	931,834	5.7%	776,131	5.3%
Depreciation and amortization	66,937	1.2%	57,105	1.2%	196,057	1.2%	189,933	1.3%
Total costs and expenses	5,473,075	96.9%	4,699,199	97.0%	15,971,518	97.3%	14,143,908	97.1%
Operating income	175,612	3.1%	144,540	3.0%	440,953	2.7%	413,592	2.9%
Equity income from unconsolidated subsidiaries	329	0.0%	645	0.0%	1,050	0.0%	1,108	0.0%
Other income	867	0.0%	2,690	0.1%	2,776	0.0%	5,049	0.0%
Add-back: Depreciation and amortization	66,937	1.2%	57,105	1.2%	196,057	1.2%	189,933	1.3%
Adjustments:
Integration and other costs related to acquisitions	5,858	0.1%	7,716	0.1%	21,305	0.1%	24,046	0.2%
Costs associated with efficiency and cost-reduction initiatives	1,666	0.0%	6,710	0.1%	51,465	0.3%	6,710	0.0%
Segment operating profit and segment operating profit on revenue margin	$251,269	4.4%	$219,406	4.5%	$713,606	4.3%	$640,438	4.4%
Segment operating profit on net revenue margin		11.3%		11.2%		10.9%		11.1%
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenue increased by $804.9 million, or 16.6%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The GWS segment has experienced growth from new and existing clients across both facilities and project management services, specifically Turner & Townsend, and contributions from in-fill acquisitions. Foreign currency translation had a 1.5% positive impact on total revenue during the three months ended September 30, 2023, primarily driven by strength in the British pound sterling and euro.
Cost of revenue increased by $743.5 million, or 17.1%, for the three months ended September 30, 2023 as compared to the same period in 2022, driven by higher pass through costs and higher professional compensation to support growth. Foreign currency translation had a 1.4% negative impact on total cost of revenue during the three months ended September 30, 2023. Cost of revenue as a percentage of revenue remained relatively flat at 90.3% for the three months ended September 30, 2023 as compared to 90.0% for the same period in 2022.
Operating, administrative and other expenses increased by $20.5 million, or 7.3%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was attributable to higher compensation and related benefits from overall growth, charges associated with integration of acquisitions, and costs from acquired entities. Foreign currency translation had a 2.0% negative impact on total operating expenses during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue increased by $1.9 billion, or 12.7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to new clients and expansion of services to existing clients, primarily in the project management space, in addition to growth from certain in-fill acquisitions. Foreign currency translation had a 1.3% negative impact on total revenue during the nine months ended September 30, 2023, primarily driven by weakness in the British pound sterling and Canadian dollar.
Cost of revenue increased by $1.7 billion, or 12.6%, for the nine months ended September 30, 2023 as compared to the same period in 2022, driven by higher pass through costs and increased professional compensation. Foreign currency translation had a 1.3% positive impact on total cost of revenue during the nine months ended September 30, 2023. Cost of revenue as a percentage of revenue decreased slightly to 90.4% for the nine months ended September 30, 2023 from 90.5% for the nine months ended September 30, 2022, primarily due to increase in project management revenue which generally has higher margins.
Operating, administrative and other expenses increased by $155.7 million, or 20.1%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase is due to higher compensation expense, certain investments in infrastructure to drive business growth, charges associated with the integration of strategic and in-fill acquisitions and costs from acquired entities. In addition, the GWS segment incurred approximately $51.5 million in charges related to employee separation benefits, lease exit and contract termination costs under our efficiency and cost-reduction initiatives in the first half of 2023 as compared to $6.7 million last year. Foreign currency translation also had a 1.6% positive impact on total operating expenses during the nine months ended September 30, 2023.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue:
Investment management	$136,797	65.0%	$146,695	56.9%	$435,614	63.1%	$454,816	55.5%
Development services	73,578	35.0%	111,043	43.1%	254,265	36.9%	363,960	44.5%
Total segment revenue	210,375	100.0%	257,738	100.0%	689,879	100.0%	818,776	100.0%
Costs and expenses:
Cost of revenue	42,822	20.4%	57,967	22.5%	132,780	19.2%	202,296	24.7%
Operating, administrative and other	153,742	73.1%	194,480	75.5%	582,185	84.4%	747,687	91.3%
Depreciation and amortization	2,964	1.4%	3,911	1.5%	12,345	1.8%	11,385	1.4%
Asset impairments	—	0.0%	—	0.0%	—	0.0%	26,405	3.2%
Total costs and expenses	199,528	94.9%	256,358	99.5%	727,310	105.4%	987,773	120.6%
Gain on disposition of real estate	5,414	2.6%	1,725	0.7%	17,732	2.6%	200,543	24.5%
Operating income (loss)	16,261	7.7%	3,105	1.2%	(19,699)	(2.8)%	31,546	3.9%
Equity (loss) income from unconsolidated subsidiaries	(3,645)	(1.7)%	50,300	19.5%	159,589	23.1%	380,726	46.5%
Other loss	(395)	(0.2)%	(493)	(0.2)%	(398)	(0.1)%	(1,388)	(0.2)%
Add-back: Depreciation and amortization	2,964	1.4%	3,911	1.5%	12,345	1.8%	11,385	1.4%
Add-back: Asset impairments	—	0.0%	—	0.0%	—	0.0%	26,405	3.2%
Adjustments:
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(8,570)	(4.1)%	(6,161)	(2.4)%	(2,050)	(0.3)%	9,200	1.1%
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	—	0.0%	(1,300)	(0.5)%	—	0.0%	(4,447)	(0.5)%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	617	0.2%	21,457	3.1%	617	0.1%
Provision associated with Telford’s fire safety remediation efforts	—	0.0%	9,479	3.7%	—	0.0%	46,984	5.7%
Segment operating profit and segment operating profit on revenue margin	$6,615	3.1%	$59,458	23.0%	$171,244	24.8%	$501,028	61.2%
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenue decreased by $47.4 million, or 18.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, driven by a decline in real estate sales and lower development and construction fees globally. In addition, investment management experienced a large decline in incentive fee revenue. Foreign currency translation had a 2.5% positive impact on total revenue during the three months ended September 30, 2023, primarily driven by strength in the British pound sterling.
Cost of revenue decreased by $15.1 million, or 26.1%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Cost of revenue as a percentage of revenue was 20.4% as compared to 22.5% during the same period in 2022. This decline was primarily due to a shift in the composition of overall revenue with higher revenue coming from the investment management line of business which has no associated cost of revenue. Foreign currency translation had a 4.1% negative impact on total cost of revenue during the three months ended September 30, 2023.
Operating, administrative and other expenses decreased by $40.7 million, or 20.9%, for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower incentive compensation expense to align with business performance. In addition, we recorded $9.5 million in Telford's fire safety provision last year in the third quarter with no such provision in current quarter. Foreign currency translation had a 1.8% negative impact on total operating expenses during the three months ended September 30, 2023.

We recorded equity loss from unconsolidated subsidiaries of approximately $3.6 million for the three months ended September 30, 2023 compared to an equity income of $50.3 million for the same period in 2022. The losses were mainly due to lower co-investment returns on our unconsolidated funds and projects.
A roll forward of our AUM by product type for the three months ended September 30, 2023 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2023	$64.8	$72.9	$9.9	$147.6
Inflows	0.9	1.8	0.1	2.8
Outflows	(0.6)	(0.9)	(0.5)	(2.0)
Market depreciation	(0.9)	(2.5)	(0.8)	(4.2)
Balance at September 30, 2023	$64.2	$71.3	$8.7	$144.2
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
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue decreased by $128.9 million, or 15.7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, largely driven by a decrease in real estate sales and lower development and construction management fees in our development services line of business, and lower incentive fees. Foreign currency translation had a 1.0% negative impact on total revenue during the nine months ended September 30, 2023, primarily driven by weakness in the British pound sterling.
Cost of revenue decreased by $69.5 million, or 34.4%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Cost of revenue as a percentage of revenue was 19.2% for the nine months ended September 30, 2023 as compared to 24.7% for the nine months ended September 30, 2022. This decline was primarily due to a shift in the composition of overall revenue with a higher proportion of revenue coming from the investment management line of business which has no associated cost of revenue. This was partially offset by cost overruns on certain U.K. construction projects. Foreign currency translation had a 1.5% positive impact on total cost of revenue during the nine months ended September 30, 2023.
Operating, administrative and other expenses decreased by $165.5 million, or 22.1%, for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower incentive compensation expense to align with business performance and $47.0 million in estimated provision related to Telford's fire and building safety remediation work recorded last year with no such provision this year. This was partially offset by $21.0 million in charges associated with company's efficiency and cost-reduction initiatives incurred during the nine months ended September 30, 2023. Foreign currency translation had a 0.8% positive impact on total operating expenses during the nine months ended September 30, 2023.

Our equity income from unconsolidated subsidiaries decreased by $221.1 million, or 58.1%, during the nine months ended September 30, 2023 as compared to the same period in 2022 due to lower net sales of our equity interests to our joint venture partners. Gain on disposition of real estate decreased by $182.8 million during the nine months ended September 30, 2023 as compared to the same period in 2022. This was primarily due to fewer development sales of consolidated projects this period compared to a strong nine months ended September 30, 2022 when we had significant asset sales, primarily land sales.
A roll forward of our AUM by product type for the nine months ended September 30, 2023 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2022	$66.2	$73.2	$9.9	$149.3
Inflows	2.7	5.4	0.9	9.0
Outflows	(2.4)	(2.9)	(1.5)	(6.8)
Market depreciation	(2.3)	(4.4)	(0.6)	(7.3)
Balance at September 30, 2023	$64.2	$71.3	$8.7	$144.2
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2023	2022	2023	2022
Elimination of inter-segment revenue	$(3,849)	$(5,732)	$(11,700)	$(12,751)
Costs and expenses:
Cost of revenue (2)	(3,214)	14,936	(7,401)	(7,511)
Operating, administrative and other	105,356	87,783	324,174	300,376
Depreciation and amortization	14,109	8,253	41,343	25,039
Total costs and expenses	116,251	110,972	358,116	317,904
Operating loss	(120,100)	(116,704)	(369,816)	(330,655)
Equity (loss) income from unconsolidated subsidiaries	(10,797)	179,513	(43,024)	(598)
Other income (loss)	2,054	5,136	4,179	(17,750)
Add-back: Depreciation and amortization	14,109	8,253	41,343	25,039
Adjustments:
Integration and other costs related to acquisitions	—	—	39,131	—
Costs incurred related to legal entity restructuring	3,650	893	3,649	12,814
Costs associated with efficiency and cost-reduction initiatives	—	8,101	4,907	8,101
Segment operating (loss) profit	$(111,084)	$85,192	$(319,631)	$(303,049)
_______________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Core corporate
Operating, administrative and other expenses for our core corporate function were approximately $105.1 million for the three months ended September 30, 2023, as compared to $87.8 million for the three months ended September 30, 2022, an increase of $17.3 million or 19.8%. This was due to charges associated with employee separation benefits in the quarter. In addition, certain roles that were embedded in the business segments last year were moved to Corporate this year causing a small shift in compensation expense from business segments to Corporate.
Other (non-core)
We recorded equity loss from unconsolidated subsidiaries of approximately $10.8 million for the three months ended September 30, 2023 from unfavorable fair value adjustments related to our investment in Altus Power Inc. and certain non-core investments as compared to a $179.5 million net favorable adjustment recorded during the three months ended September 30, 2022 primarily related to Altus.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Core corporate
Operating, administrative and other expenses for our core corporate function were approximately $323.9 million for the nine months ended September 30, 2023, an increase of $24.5 million, or 8.2%, as compared to the nine months ended September 30, 2022. This was primarily due to higher professional fees incurred this period as compared to same period last year as we explore various capital allocation opportunities, compensation expense associated with certain roles that were embedded within the business segments last year but were moved to Corporate this year. This was partially offset by higher legal entity restructure charges incurred last year, and lower stock based compensation expense this year.
Other income was approximately $5.0 million for the nine months ended September 30, 2023 versus a loss of $11.3 million in the same period last year. This is primarily comprised of net unfavorable activity related to unrealized and realized gain/loss on equity and available for sale debt securities owned by our wholly-owned captive insurance company. These mark to market adjustments were in a net unfavorable position last year.
Other (non-core)
We recorded equity loss of approximately $43.0 million during the nine months ended September 30, 2023 as compared to a loss of $0.6 million during the nine months ended September 30, 2022 from unfavorable fair value adjustments related to our investment in Altus Power Inc., partially offset by gains on certain other non-core investments.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facility. Our expected capital requirements for 2023 include up to approximately $313.5 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2023, we incurred $203.5 million of capital expenditures, net of tenant concessions received. As of September 30, 2023, we had aggregate future commitments of $116.9 million related to co-investments funds in our Real Estate Investments segment, $11.0 million of which is expected to be funded in 2023. Additionally, as of September 30, 2023, we are committed to fund additional capital of $200.7 million and $95.5 million to consolidated and unconsolidated projects, respectively, within our Real Estate Investments segment. As of September 30, 2023, we had $3.0 billion of borrowings available under our revolving credit facilities (under both the Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.3 billion of cash and cash equivalents.
On July 10, 2023, CBRE Group, Inc., CBRE Services and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (the 2023 Credit Agreement). The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €366.5 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350.0 million. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding loans under the 2022 Credit Agreement (as described below), the payment of related fees and expenses and other general corporate purposes.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2023 and December 31, 2022, we had accrued deferred purchase consideration totaling $495.6 million ($32.8 million of which was a current liability), and $574.3 million ($117.3 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

In November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under the 2021 program to a total of $4.0 billion. During the three months ended September 30, 2023, we repurchased 6,213,921 shares of our Class A common stock with an average price of $83.03 per share using cash on hand for an aggregate of $515.9 million. During the nine months ended September 30, 2023, we repurchased 7,582,094 shares of our Class A common stock with an average price of $83.11 per share using cash on hand for an aggregate of $630.2 million. As of September 30, 2023, we had $1.5 billion of capacity remaining under the 2021 program.
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
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $373.4 million for the nine months ended September 30, 2023 as compared to $814.8 million in net cash provided by operating activities during the nine months ended September 30, 2022. The primary driver was significantly lower earnings this period as compared to the same period last year. The other key drivers that contributed to the higher usage were as follows: (1) net outflow associated with net working capital; the net working capital change was mainly due to higher outflow related to accounts payable and accrued expenses, higher outflow related to net bonus payments, compensation and other employee benefits this year, changes in net income taxes receivable accounts, partially offset by lagged collection of receivables, (2) certain non-cash charges (such as share-based compensation expense and asset impairment) that either contributed to the cash inflow last year and did not recur this year or were lower this year than last year, and (3) lower net proceeds from sale of equity securities. These were partially offset by higher net equity distribution from unconsolidated subsidiaries in the current period as compared to same period in 2022.
Investing Activities
Net cash used in investing activities totaled $537.1 million for the nine months ended September 30, 2023, a decrease of $66.6 million as compared to the nine months ended September 30, 2022. This decrease was primarily driven by lower net contributions to unconsolidated subsidiaries as compared to the nine months ended September 30, 2022 and net investment in View the Space, Inc. (VTS) last year that did not recur this year. This was partially offset by higher capital expenditures compared to 2022, higher spend on strategic in-fill acquisitions, and net outflows associated with our real estate projects, during this period as compared to the nine months ended September 30, 2022.
Financing Activities
Net cash provided by financing activities totaled $906.3 million for the nine months ended September 30, 2023 as compared to net cash used in financing activities of $1.2 billion for the nine months ended September 30, 2022. The increased inflow was primarily due to the net proceeds of $975.3 million from the issuance of our 5.950% senior notes, lower repurchase activities, higher net inflow from our revolving credit facility, and net inflows from issuance of new senior term loans and payment of prior euro term loan, this period as compared to the same period last year. This was partially offset by $95.1 million in increased outflow related to acquisitions where cash was paid after 90 days of the acquisition date and net outflows related to our short term borrowings.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (the 2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the 2022 Credit Agreement (as described below). The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €366.5 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350.0 million, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding loans under the 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross currency swap to hedge the associated foreign currency exposure related to this transaction.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) the Term SOFR rate for the applicable interest period plus 10 basis points or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement are determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of September 30, 2023, we had (i) $387.1 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $348.1 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.35% plus Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2023 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2023.
The 2022 Credit Agreement was a senior unsecured credit facility that was guaranteed by CBRE Group, Inc. and CBRE Services. The 2022 Credit Agreement provided for a €400.0 million term loan facility which would have been due and payable in full at maturity on December 20, 2023. A $3.15 billion revolving credit facility, which included the capacity to obtain letters of credit and swingline loans and would have terminated on March 4, 2024, was previously provided under this agreement and was replaced with a new $3.5 billion 5-year senior unsecured Revolving Credit Agreement entered into on August 5, 2022 (as described below). The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding loans under the 2022 Credit Agreement at which time the 2022 Credit Agreement was repaid in full and terminated.
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
Our 2023 Credit Agreement is fully and unconditionally guaranteed by CBRE Group, Inc. and CBRE Services. Our Revolving Credit Agreement, 5.950% senior notes, 4.875% senior notes and 2.500% senior notes are fully and unconditionally guaranteed by CBRE Group, Inc.
Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Balance Sheet Data:
Current assets	$3,106	$8,628
Non-current assets	11,066	13,002
Total assets	$14,172	$21,630

Current liabilities	$704,058	$206,026
Non-current liabilities (1)	2,749,091	1,804,975
Total liabilities (1)	$3,453,149	$2,011,001

	Nine Months Ended September 30,
	2023	2022
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(770)	(1,787)
Net (loss) income	(49,236)	8,116
_______________________________
(1)Includes $688.4 million and $719.3 million of intercompany loan payables to non-guarantor subsidiaries as of September 30, 2023 and December 31, 2022, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
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

As of September 30, 2023, $673.0 million was outstanding under the Revolving Credit Agreement. No letters of credit were outstanding as of September 30, 2023. As of October 23, 2023, $533.0 million was outstanding under the Revolving Credit Agreement. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.

In addition, Turner & Townsend maintains a £120.0 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20.0 million. As of September 30, 2023, no amount was outstanding under this revolving credit facility.

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
Exchange Rates
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar. See the discussion of international operations, which is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Items Affecting Comparability—International Operations” and is incorporated by reference herein. On July 10, 2023, we entered into a cross currency swap to effectively hedge the foreign currency exposure related to our new euro-denominated term loan that was executed on that date.
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of September 30, 2023, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $726.5 million at September 30, 2023. Based on dealers’ quotes, the estimated fair value of our 5.950% senior notes, 4.875% senior notes and 2.500% senior notes was $944.3 million, $583.8 million and $387.3 million, respectively, at September 30, 2023.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2023, the net impact of the additional interest cost would be a decrease of $10.6 million on pre-tax income and an increase of $10.6 million in cash used in operating activities for the nine months ended September 30, 2023.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of September 30, 2023 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2022 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2022 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended September 30, 2023 was as follows (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 - July 31, 2023	1,625,061	$85.08	1,625,061
August 1, 2023 - August 31, 2023	2,982,626	83.34	2,982,626
September 1, 2023 - September 30, 2023	1,606,234	80.38	1,606,234
	6,213,921	$83.03	6,213,921	$1,485,637
_______________________________
(1)In November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the “2021 program”). In August 2022, our board of directors authorized an additional $2.0 billion under this program, bringing the total authorized amount under the 2021 program to a total of $4.0 billion. During the third quarter of 2023, we repurchased an aggregate of $515.9 million of our common stock under the 2021 program. The remaining $1.5 billion in the table represents the amount available to repurchase shares under the 2021 program as of September 30, 2023.
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

Item 5.    Other Information
During the three months ended September 30, 2023, our Chief Financial Officer, Emma E. Giamartino, entered into a Rule 10b5-1 Trading Plan (the “Trading Plan”) to sell shares of the company’s Class A common stock. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
The table below provides certain information regarding Ms. Giamartino’s Trading Plan.

Name	Plan Adoption Date	Maximum Number of Shares That May Be Sold Under the Plan	Plan Expiration Date
Emma E. Giamartino	August 1, 2023	Up to 11,680	August 30, 2024
Trading under the Trading Plan may commence no sooner than November 13, 2023 and will end on the earlier of the applicable date set forth above and the date on which all the shares in the Trading Plan are sold. Ms. Giamartino’s Trading Plan was adopted during an authorized trading period and when she was not in possession of material non-public information. The transactions under Ms. Giamartino’s Trading Plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	02/17/2023
10.1	Credit Agreement, dated as of July 10, 2023, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.1	07/10/2023
10.2	Guarantee Agreement, dated as of July 10, 2023, among Relam Amsterdam Holdings B.V., CBRE Services, Inc., CBRE Group, Inc. and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.2	07/10/2023
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: October 27, 2023	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2023	/s/ LINDSEY S. CAPLAN
Lindsey S. Caplan Chief Accounting Officer (Principal Accounting Officer)