Form 10-Q
period 2024-03-31
CBRE GROUP, INC.
filed 2024-05-03
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at April 30, 2024 was 306,824,423.

FORM 10-Q
March 31, 2024

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,044	$1,265
Restricted cash	83	106
Receivables, less allowance for doubtful accounts of $100.3 and $102.0 at March 31, 2024 and December 31, 2023, respectively	6,172	6,370
Warehouse receivables	848	675
Contract assets	462	443
Prepaid expenses	308	333
Income taxes receivable	162	159
Other current assets	365	315
Total Current Assets	9,444	9,666
Property and equipment, net of accumulated depreciation and amortization of $1,634.6 and $1,576.1 at March 31, 2024 and December 31, 2023, respectively	900	907
Goodwill	5,554	5,129
Other intangible assets, net of accumulated amortization of $2,243.2 and $2,178.9 at March 31, 2024 and December 31, 2023, respectively	2,298	2,081
Operating lease assets	1,003	1,030
Investments in unconsolidated subsidiaries (with $901.7 and $997.3 at fair value at March 31, 2024 and December 31, 2023, respectively)	1,298	1,374
Non-current contract assets	88	75
Real estate under development	331	300
Non-current income taxes receivable	85	78
Deferred tax assets, net	353	361
Other assets, net	1,610	1,547
Total Assets	$22,964	$22,548
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,415	$3,562
Compensation and employee benefits payable	1,342	1,459
Accrued bonus and profit sharing	829	1,556
Operating lease liabilities	249	242
Contract liabilities	304	298
Income taxes payable	187	217
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	839	666
Revolving credit facility	820	—
Other short-term borrowings	7	16
Current maturities of long-term debt	19	9
Other current liabilities	222	218
Total Current Liabilities	8,233	8,243
Long-term debt, net of current maturities	3,282	2,804
Non-current operating lease liabilities	1,055	1,089
Non-current income taxes payable	30	30
Non-current tax liabilities	141	157
Deferred tax liabilities, net	253	255
Other liabilities	871	903
Total Liabilities	13,865	13,481
Commitments and contingencies	—	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 306,949,267 and 304,889,140 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,263	9,188
Accumulated other comprehensive loss	(1,005)	(924)
Total CBRE Group, Inc. Stockholders’ Equity	8,261	8,267
Non-controlling interests	838	800
Total Equity	9,099	9,067
Total Liabilities and Equity	$22,964	$22,548
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$7,935	$7,411
Costs and expenses:
Cost of revenue	6,475	6,006
Operating, administrative and other	1,111	1,209
Depreciation and amortization	158	162
Total costs and expenses	7,744	7,377
Gain on disposition of real estate	13	3
Operating income	204	37
Equity (loss) income from unconsolidated subsidiaries	(58)	142
Other income	9	2
Interest expense, net of interest income	36	28
Income before (benefit from) provision for income taxes	119	153
(Benefit from) provision for income taxes	(29)	28
Net income	148	125
Less: Net income attributable to non-controlling interests	22	8
Net income attributable to CBRE Group, Inc.	$126	$117
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.41	$0.38
Weighted average shares outstanding for basic income per share	305,808,212	310,464,609
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.41	$0.37
Weighted average shares outstanding for diluted income per share	308,502,456	315,358,147
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$148	$125
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(88)	38
Other, net of tax	—	5
Total other comprehensive (loss) income	(88)	43
Comprehensive income	60	168
Less: Comprehensive income attributable to non-controlling interests	15	22
Comprehensive income attributable to CBRE Group, Inc.	$45	$146
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148	$125
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	158	162
Amortization of financing costs	2	1
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(29)	(23)
Gain on disposition of real estate assets	(13)	—
Net realized and unrealized (gains) losses, primarily from investments	(5)	—
Provision for doubtful accounts	3	4
Net compensation expense for equity awards	30	18
Equity loss (income) from unconsolidated subsidiaries	58	(142)
Distribution of earnings from unconsolidated subsidiaries	22	178
Proceeds from sale of mortgage loans	2,054	2,167
Origination of mortgage loans	(2,216)	(2,495)
Increase in warehouse lines of credit	173	335
Tenant concessions received	7	1
Purchase of equity securities	(11)	(2)
Proceeds from sale of equity securities	10	2
Increase in real estate under development	(5)	(6)
Decrease (increase) in receivables, prepaid expenses and other assets (including contract and lease assets)	244	(73)
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(211)	(74)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(824)	(844)
Increase in net income taxes receivable/payable	(43)	(57)
Other operating activities, net	(44)	(22)
Net cash used in operating activities	(492)	(745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68)	(60)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(783)	(45)
Contributions to unconsolidated subsidiaries	(28)	(29)
Distributions from unconsolidated subsidiaries	22	15
Acquisition and development of real estate assets	(59)	—
Other investing activities, net	16	4
Net cash used in investing activities	(900)	(115)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,070	1,660
Repayment of revolving credit facility	(250)	(629)
Proceeds from notes payable on real estate	2	—
Proceeds from issuance of 5.500% senior notes	495	—
Repurchase of common stock	—	(130)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(8)	(60)
Units repurchased for payment of taxes on equity awards	(97)	(46)
Non-controlling interest contributions	1	—
Other financing activities, net	(21)	(34)
Net cash provided by financing activities	1,192	761
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(44)	14
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(244)	(85)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,371	1,405
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,127	$1,320
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$100	$39
Income tax payments, net	$90	$82
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$11	$—
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2023	$3	$—	$9,188	$(924)	$800	$9,067
Net income	—	—	126	—	22	148
Compensation expense for equity awards	—	30	—	—	—	30
Units repurchased for payment of taxes on equity awards	—	(46)	(51)	—	—	(97)
Foreign currency translation loss	—	—	—	(81)	(7)	(88)
Contributions from non-controlling interests	—	—	—	—	1	1
Acquisition of non-controlling interests	—	—	—	—	22	22
Other	—	16	—	—	—	16
Balance at March 31, 2024	$3	$—	$9,263	$(1,005)	$838	$9,099

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2022	$3	$—	$8,833	$(983)	$753	$8,606
Net income	—	—	117	—	8	125
Compensation expense for equity awards	—	18	—	—	—	18
Units repurchased for payment of taxes on equity awards	—	(12)	(34)	—	—	(46)
Repurchase of common stock	—	—	(114)	—	—	(114)
Foreign currency translation gain	—	—	—	24	14	38
Other	—	(6)	8	6	7	15
Balance at March 31, 2023	$3	$—	$8,810	$(953)	$782	$8,642
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “CBRE,” “the company,” “we,” “us” and “our”), for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K (2023 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Significant Accounting Policies, in the notes to consolidated financial statements in our 2023 Annual Report for further discussion of our significant accounting policies and estimates.
Financial Statement Preparation
The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or General Accepted Accounting Principles (GAAP), for annual financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts reported in our consolidated financial statements and accompanying notes and are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates and assumptions.
2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in the ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about the restriction including the nature and remaining duration of the restriction. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted ASU 2022-03 in the first quarter of 2024. The adoption did not have a material impact on the valuation of our equity securities. To the extent we have material equity securities subject to contractual sale restrictions, we have included the required disclosures within the notes to our consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This update requires that leasehold improvements associated with common control leases be amortized over the useful life of the leasehold improvements to the common control group (regardless of the lease term) and accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted ASU 2023-01 in the first quarter of 2024 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization method.” This update permits an accounting election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted ASU 2023-02 in the first quarter of 2024 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recent Accounting Pronouncements Pending Adoption
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update enhances reportable segment disclosures by requiring a public entity to: 1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, 2) disclose, on an annual and interim basis, an amount of other segment items by reportable segment and a description of its composition, 3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, 4) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and 5) provide all the disclosures required by this update and all existing segment disclosures in Topic 280 if the entity has a single reportable segment. This ASU also clarifies that, in addition to the measure that is most consistent with the measurement principles under GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
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
3.    J&J Worldwide Services Acquisition
On February 27, 2024, we acquired a 100% ownership interest in J&J Worldwide Services (J&J), a leading provider of engineering services, base support operations and facilities maintenance for the U.S. federal government. J&J primarily serves the U.S. Department of Defense through long-term, fixed-price contracts and is reported as part of our Global Workplace Solutions (GWS) segment. The acquisition is consistent with key elements of our M&A strategy that focus on enhancing our technical services capabilities, increasing revenue resilience and secular growth, and expanding our government client base within our GWS segment.
The J&J acquisition was treated as a business combination under ASC 805 and was accounted for using the acquisition method of accounting. We financed the acquisition with a new issuance in February 2024 of $500.0 million in aggregate principal amount of 5.500% senior notes due April 1, 2029; (ii) borrowings under our existing revolving credit facility under our 2023 Credit Agreement; and (iii) cash on hand. See Note 8 for more information on the above mentioned debt instruments.
The following summarizes the consideration transferred at closing for the J&J acquisition (dollars in millions):

Cash consideration	$809
Deferred and contingent consideration	11
Total consideration	$820

The purchase price included $7.4 million of contingent consideration, representing the acquisition date fair value recognized for up to $250.0 million gross of potential future earnout payments based on the achievement of certain performance thresholds during calendar years 2025 and 2026.
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$820
Less: Estimated fair value of net assets acquired (see table below)	354
Excess purchase price over estimated fair value of net assets acquired	$466

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The preliminary purchase accounting adjustments related to the J&J acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired and non-controlling interest has been recorded to goodwill. The goodwill arising from the J&J acquisition consists largely of the synergies and opportunities to deliver premier engineering services, base support operations and facilities maintenance services. Of the goodwill generated, approximately $115.0 million is deductible for tax purposes.
The acquired assets and assumed liabilities of J&J were recorded at their estimated fair values. The purchase price allocation for the business combination is preliminary, primarily for intangibles, and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.
The following table summarizes the preliminary fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on February 27, 2024 (dollars in millions):

Assets Acquired:
Cash and cash equivalents	$26
Receivables, net	92
Contract Assets	22
Prepaid expenses	2
Other current assets	2
Property and equipment, net	11
Other intangible assets, net	297
Operating lease assets	6
Investments in unconsolidated subsidiaries	25
Other assets, net	11
Total assets acquired	494
Liabilities Assumed:
Accounts payable and accrued expenses	60
Compensation and employee benefits	7
Contract liabilities	1
Income taxes payable	1
Other current liabilities	2
Non-current operating lease liabilities	3
Deferred tax liabilities, net	57
Other liabilities	3
Total liabilities assumed	134
Non-controlling Interest Acquired	6
Estimated Fair Value of Net Assets Acquired	$354
In connection with the J&J acquisition, below is a summary of the preliminary value allocated to the intangible assets acquired (dollars in millions):

			March 31, 2024
Asset Class	Amortization Period	Amount Assigned at Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	9-12 years	$174	$1	$173
Backlog	4-6 years	111	2	109
Trademark	3 years	10	—	10
Technology	5 years	2	—	2
The accompanying consolidated statement of operations for the three months ended March 31, 2024 includes revenue, operating loss and net income of $41.4 million, $0.3 million and $0.5 million, respectively, attributable to the J&J acquisition. This does not include the total direct transaction and integration costs of $17.5 million incurred during the first quarter of 2024 in connection with the J&J acquisition, which are included in the unaudited pro forma results.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair value of customer relationships and backlog was determined using the Multi-Period Excess Earnings Method (MPEEM), a form of the Income Approach. The MPEEM is a specific application of the Discounted Cash Flow Method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental cash flows attributable only to the subject intangible asset. This estimation used certain unobservable key inputs such as timing of projected cash flows, growth rates, expected contract renewal probabilities, discount rates, and the assessment of useful life.
The fair value of the trademark and the existing technology was determined by using the Relief-from-Royalty Method, a form of the Income Approach, and relied on key unobservable inputs such as timing of the projected cash flows, growth rates, and royalty rates. The basic tenet of the Relief-from-Royalty Method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments.
Unaudited pro forma results, assuming the J&J acquisition had occurred as of January 1, 2023 for purposes of the pro forma disclosures for the three months ended March 31, 2024 and 2023 are presented below. They include certain adjustments for increased amortization expense related to the intangible assets acquired (approximately $3.2 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively) as well as increased interest expense related to the long-term financing (approximately $4.2 million and $7.0 million for the three months ended March 31, 2024 and 2023, respectively). Direct transaction and integration costs of $17.5 million incurred during the first quarter of 2024 and $2.1 million incurred during the fourth quarter of 2023 as well as the tax impact of all pro forma adjustments are also included in the unaudited pro forma results.
These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the J&J acquisition occurred on January 1, 2023 and may not be indicative of future operating results (dollars in millions, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Revenue	$8,007	$7,525
Operating income	214	14
Net income attributable to CBRE Group, Inc.	131	93
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.43	$0.30
Weighted average shares outstanding for basic income per share	305,808,212	310,464,609
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.42	$0.29
Weighted average shares outstanding for diluted income per share	308,502,456	315,358,147
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At March 31, 2024 and December 31, 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A rollforward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2023	$675
Origination of mortgage loans	2,216
Gains (premiums on loan sales)	8
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(2,046)
Cash collections of premiums on loan sales	(8)
Proceeds from sale of mortgage loans	(2,054)
Net increase in mortgage servicing rights included in warehouse receivables	3
Ending balance at March 31, 2024	$848
The following table is a summary of our warehouse lines of credit in place as of March 31, 2024 and December 31, 2023 (dollars in millions):

			March 31, 2024		December 31, 2023
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	12/13/2024	daily floating Secured Overnight Financing Rate (SOFR) plus 1.50%, with a SOFR adjustment of 0.05%	$1,335	$711	$1,335	$613
JP Morgan (Business Lending Activity)	12/13/2024	daily floating SOFR plus 2.75%, with a SOFR adjustment of 0.05%	15	1	15	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily floating SOFR plus 1.45%, with a SOFR floor of 0.25%	650	20	650	7
TD Bank, N.A. (TD Bank) (1)	7/15/2024	daily floating SOFR plus 1.30%, with a SOFR adjustment of 0.10%	600	21	600	28
Bank of America, N.A. (BofA)	5/22/2024	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	86	350	18
BofA	5/22/2024	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
			$3,200	$839	$3,200	$666
________________________________________________________________________________________________________________________________________
(1)Effective July 15, 2023, this facility was renewed and amended to a maximum aggregate principal amount of $300.0 million, with an uncommitted $300.0 million temporary line of credit and a maturity date of July 15, 2024. As of March 31, 2024, the uncommitted $300.0 million temporary line of credit was not utilized.
During the three months ended March 31, 2024, we had a maximum of $1.2 billion of warehouse lines of credit principal outstanding.
5.    Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of March 31, 2024 and December 31, 2023, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	March 31, 2024	December 31, 2023
Investments in unconsolidated subsidiaries	$184	$165
Co-investment commitments	54	58
Maximum exposure to loss	$238	$223

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
There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2023 Annual Report, except as described below.
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (dollars in millions):

	As of March 31, 2024
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$12	$—	$—	$12
Debt securities issued by U.S. federal agencies	—	11	—	11
Corporate debt securities	—	45	—	45
Asset-backed securities	—	1	—	1
Total available for sale debt securities	12	57	—	69
Equity securities	83	—	—	83
Investments in unconsolidated subsidiaries	117	—	458	575
Warehouse receivables	—	848	—	848
Other assets	—	4	18	22
Total assets at fair value	$212	$909	$476	$1,597

Liabilities
Contingent consideration	—	—	43	43
Other liabilities	—	1	—	1
Total liabilities at fair value	$—	$1	$43	$44

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of December 31, 2023
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$12	$—	$—	$12
Debt securities issued by U.S. federal agencies	—	11	—	11
Corporate debt securities	—	44	—	44
Asset-backed securities	—	1	—	1
Total available for sale debt securities	12	56	—	68
Equity securities	41	—	—	41
Investments in unconsolidated subsidiaries	168	—	477	645
Warehouse receivables	—	675	—	675
Other assets	—	—	16	16
Total assets at fair value	$221	$731	$493	$1,445

Liabilities
Contingent consideration	—	—	36	36
Other liabilities	—	5	—	5
Total liabilities at fair value	$—	$5	$36	$41
Fair value measurements for our available for sale debt securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include our $142.8 million as of both March 31, 2024 and December 31, 2023, for capital investments in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment. These investments are included in “Other assets, net” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At March 31, 2024 and December 31, 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of March 31, 2024 and December 31, 2023, investments in unconsolidated subsidiaries at fair value using NAV were $326.8 million and $352.3 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration
Balance as of December 31, 2023	$477	$16	$36
Transfer in (out)	—	—	—
Net change in fair value	(19)	—	—
Purchases / Additions	—	2	7
Balance as of March 31, 2024	$458	$18	$43

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity (loss) income from unconsolidated subsidiaries
Other assets (liabilities)	Other income
Contingent consideration (short term)	Accounts payable and accrued expenses
Contingent consideration (long term)	Other liabilities
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of March 31, 2024:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	25%	—

	Monte Carlo	Volatility	35% - 65%	38%
		Discount rate	25%	—

Other assets	Discounted cash flow	Discount rate	25%	—

Contingent consideration	Monte Carlo	Volatility	21%	—
		Discount rate	5%	—
There were no asset impairment charges or other significant non-recurring fair value measurements recorded during the three months ended March 31, 2024 and 2023.
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus Power, Inc. (Altus) is considered level 1 and is measured at fair value using a quoted price in an active market. Our ownership of alignment shares of Altus and our investment in Industrious and certain other non-controlling equity investments are considered level 3 which are measured at fair value using Monte Carlo and discounted cash flows. The valuation of Altus’ common shares and alignment shares are dependent on its stock price which could be volatile and subject to wide fluctuations in response to various market conditions. Transfer out activities from level 3 represents annual conversion of a portion of our alignment shares in Altus to its common shares. See Note 7.
•Available for Sale Debt Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Equity Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Other Assets and Liabilities – Includes (i) the fair value of the unfunded commitment related to a revolving facility designated as Level 3. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions; (ii) the fair value of cross currency swaps reflects the net present value of expected payments and receipts under the swap agreement based on the market’s expectation of future spot foreign currency exchange rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and discount rates. These are designated as Level 2.
•Contingent Consideration – The fair values of contingent consideration related to business acquisitions are generally estimated using Monte Carlo simulations or discounted cash flow models.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facilities. Due to the short-term nature and/or variable interest rates of these instruments, fair value approximates carrying value (see Notes 4 and 8).
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value our long-term debt as of March 31, 2024 and December 31, 2023 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 8).

	Estimated Fair Value		Carrying Value
Financial instrument	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Senior term loans	$715	$746	$743	$752
5.950% senior notes	1,025	1,049	974	974
4.875% senior notes	594	600	598	597
5.500% senior notes	503	—	495	—
2.500% senior notes	414	424	491	490
•Notes Payable on Real Estate – As of March 31, 2024 and December 31, 2023, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $37.2 million and $36.3 million, respectively. These notes payable are not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.    Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1.0% to 50.0%. The following table represents the composition of investment in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

Investment type	March 31, 2024	December 31, 2023
Real Estate Investments (in projects and funds)	$631	$661
Investment in Altus:
Class A common stock (1)	117	168
Alignment shares (2)	28	56
Subtotal	145	224
Other (3)	522	489
Total investment in unconsolidated subsidiaries	$1,298	$1,374
________________________________________________________________________________________________________________________________________
(1)CBRE held 24,557,823 and 24,556,012 shares of Altus Class A common stock as of March 31, 2024 and December 31, 2023, respectively, representing approximate ownership of 15.57%.
(2)The alignment shares, also known as Class B common shares, will automatically convert into Altus Class A common stock based on the achievement of certain total return thresholds on Altus Class A common stock as of the relevant measurement date over the seven fiscal years following the merger. As of March 31, 2024 (the third measurement date), 201,250 of alignment shares automatically converted into 2,011 shares of Class A common stock, of which CBRE was entitled to 1,811 shares.
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Revenue	$1,013	$4,098
Operating income	315	3,628
Net (loss) income (1)	(1,037)	1,686
________________________________________________________________________________________________________________________________________
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Long-Term Debt and Short-Term Borrowings
Long-Term Debt
Long-term debt consists of the following (dollars in millions):

	March 31, 2024	December 31, 2023
Senior term loans due in 2028	$746	$755
5.950% senior notes due in 2034, net of unamortized discount	976	976
4.875% senior notes due in 2026, net of unamortized discount	599	599
5.500% senior notes due in 2029, net of unamortized discount	496	—
2.500% senior notes due in 2031, net of unamortized discount	494	494
Total long-term debt	3,311	2,824
Less: current maturities of long-term debt	19	9
Less: unamortized debt issuance costs	10	11
Total long-term debt, net of current maturities	$3,282	$2,804
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €366.5 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350.0 million, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross currency swap to hedge the associated foreign currency exposure related to this transaction. The fair value of the derivative instrument was immaterial as of March 31, 2024 and December 31, 2023.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) the Term SOFR rate for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of March 31, 2024, we had (i) $395.1 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $348.2 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2023 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2024.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On February 23, 2024, CBRE Services issued $500.0 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 5.500% senior notes) at a price equal to 99.837% of their face value. The 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 5.500% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 5.500% senior notes are redeemable at our option, in whole or in part, on or after March 1, 2029 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to March 1, 2029, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to March 1, 2029, assuming the notes matured on March 1, 2029, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued interest to the date of redemption, plus, in either case, accrued and unpaid interest, if any, to the redemption date.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indentures governing our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreement. The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of March 31, 2024.
Short-Term Borrowings
Revolving Credit Agreement
On August 5, 2022, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of August 5, 2027. Borrowings bear interest at (i) CBRE Services’ option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00% plus (ii) 10 basis points, plus (iii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.630% to 1.100% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the Revolving Credit Agreement)). The applicable rate is also subject to certain increases and/or decreases specified in the Revolving Credit Agreement linked to achieving certain sustainability goals.
The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300.0 million in the aggregate.
The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2024.
As of March 31, 2024, $820.0 million was outstanding under the Revolving Credit Agreement. $10.0 million of letters of credit were outstanding as of March 31, 2024. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120.0 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20.0 million, that matures on March 31, 2027. As of March 31, 2024, no amount was outstanding under this revolving credit facility.
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
Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Operating lease assets	$1,003	$1,030
Financing	Other assets, net	210	210
Total leased assets		$1,213	$1,240
Liabilities
Current:
Operating	Operating lease liabilities	$249	$242
Financing	Other current liabilities	35	36
Non-current:
Operating	Non-current operating lease liabilities	1,055	1,089
Financing	Other liabilities	74	72
Total lease liabilities		$1,413	$1,439
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$27	$40
Right-of-use assets obtained in exchange for new financing lease liabilities	16	8
Other non-cash increases (decreases) in operating lease right-of-use assets (1)	2	(53)
Other non-cash decrease in financing lease right-of-use assets (1)	(2)	—
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $42.1 billion at March 31, 2024, of which $38.7 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2024 and December 31, 2023, CBRE MCI had $150.0 million and $140.0 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $60.7 million and $67.4 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $622.9 million (including

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
$226.5 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2024.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2024 and December 31, 2023, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $253.7 million as of March 31, 2024, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $155.0 million as of March 31, 2024 referred to in the preceding paragraphs represented the majority of the $253.7 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $205.5 million as of March 31, 2024, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $205.5 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of March 31, 2024, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of March 31, 2024 and December 31, 2023, outstanding performance and payment bonds approximated $462.2 million and $241.8 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of March 31, 2024 and December 31, 2023, we had short-term deferred and contingent consideration of $265.0 million and $264.1 million, respectively, which was included within Accounts payable and accrued expenses, and long-term deferred and contingent consideration of $271.1 million and $266.1 million, respectively, which was included within Other liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other
An important part of the strategy for our Real Estate Investments segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest up to 2.0% of the equity in a particular fund. As of March 31, 2024, we had aggregate future commitments of $175.7 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our own account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $190.3 million and $54.3 million to consolidated and unconsolidated projects, respectively, as of March 31, 2024.
Also refer to Note 15 for the Telford Fire Safety Remediation provision.
11.    Income Taxes
Our benefit from income taxes on a consolidated basis was $28.9 million for the three months ended March 31, 2024 as compared to a provision for income taxes of $28.0 million for the three months ended March 31, 2023. The decrease of $56.9 million is primarily related to the reversal of unrecognized tax positions and a decrease in the company’s pretax earnings.
Our effective tax rate fell to (24.3)% for the three months ended March 31, 2024 from 18.3% for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the reversal of unrecognized tax positions, U.S. state taxes, and favorable permanent book tax differences.
As of March 31, 2024 and December 31, 2023, the company had gross unrecognized tax benefits of $337.2 million and $413.5 million, respectively. The decrease of $76.3 million primarily relates to an audit closure and the expiration of statute of limitations in various tax jurisdictions.
12.    Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$126	$117
Weighted average shares outstanding for basic income per share	305,808,212	310,464,609
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.41	$0.38

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$126	$117
Weighted average shares outstanding for basic income per share	305,808,212	310,464,609
Dilutive effect of contingently issuable shares	2,694,244	4,893,538
Weighted average shares outstanding for diluted income per share	308,502,456	315,358,147
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.41	$0.37
For the three months ended March 31, 2024 and 2023, 631,095 and 511,419, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
On November 19, 2021, our board of directors authorized a program for the repurchase of up to $2.0 billion of our Class A common stock over five years (the 2021 program). On August 18, 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under this program to a total of $4.0 billion. We did not repurchase any shares of our Class A common stock during the three months ended March 31, 2024. As of March 31, 2024, we had approximately $1.5 billion of capacity remaining under the 2021 program. During the three months ended March 31, 2023, we repurchased 1,368,173 shares of our common stock using cash on hand for an aggregate of $114.2 million.

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
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended March 31, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,066	$—	$—	$4,066
Project management	—	1,743	—	—	1,743
Advisory leasing	739	—	—	—	739
Advisory sales	326	—	—	—	326
Property management	496	—	—	(6)	490
Valuation	167	—	—	—	167
Commercial mortgage origination (1)	30	—	—	—	30
Loan servicing (2)	20	—	—	—	20
Investment management	—	—	149	—	149
Development services	—	—	77	—	77
Topic 606 Revenue	1,778	5,809	226	(6)	7,807
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	65	—	—	—	65
Loan servicing	61	—	—	—	61
Development services (3)	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	126	—	2	—	128
Total Revenue	$1,904	$5,809	$228	$(6)	$7,935

	Three Months Ended March 31, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,680	$—	$—	$3,680
Project management	—	1,658	—	—	1,658
Advisory leasing	709	—	—	—	709
Advisory sales	367	—	—	—	367
Property management	464	—	—	(4)	460
Valuation	166	—	—	—	166
Commercial mortgage origination (1)	24	—	—	—	24
Loan servicing (2)	17	—	—	—	17
Investment management	—	—	147	—	147
Development services	—	—	74	—	74
Topic 606 Revenue	1,747	5,338	221	(4)	7,302
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	47	—	—	—	47
Loan servicing	60	—	—	—	60
Development services (3)	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	107	—	2	—	109
Total Revenue	$1,854	$5,338	$223	$(4)	$7,411
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities
We had contract assets totaling $549.8 million ($462.2 million of which was current) and $517.4 million ($442.9 million of which was current) as of March 31, 2024 and December 31, 2023, respectively.
We had contract liabilities totaling $303.5 million (all of which was current) and $304.3 million ($297.6 million of which was current) as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, we recognized revenue of $131.8 million that was included in the contract liability balance at December 31, 2023. The majority of contract liabilities are recognized as revenue within 90 days.
14.    Segments
Summarized financial information by segment is as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Revenue
Advisory Services	$1,904	$1,854
Global Workplace Solutions	5,809	5,338
Real Estate Investments	228	223
Corporate, other and eliminations (1)	(6)	(4)
Total revenue	$7,935	$7,411

Segment Operating Profit
Advisory Services	$262	$270
Global Workplace Solutions	232	230
Real Estate Investments	34	131
Total reportable segment operating profit	$528	$631
________________________________________________________________________________________________________________________________________
(1)Eliminations represent revenue from transactions with other operating segments. See Note 13.
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Net income attributable to CBRE Group, Inc.	$126	$117
Net income attributable to non-controlling interests	22	8
Net income	148	125
Adjustments to increase (decrease) net income:
Depreciation and amortization	158	162
Interest expense, net of interest income	36	28
(Benefit from) provision for income taxes	(29)	28
Costs associated with efficiency and cost-reduction initiatives	29	139
Carried interest incentive compensation expense to align with the timing of associated revenue	14	7
Costs incurred related to legal entity restructuring	1	—
Integration and other costs related to acquisitions (1)	(4)	18
Corporate and other loss, including eliminations	175	124
Total reportable segment operating profit	$528	$631
________________________________________________________________________________________________________________________________________
(1)During the three months ended March 31, 2024, integration and other costs related to acquisitions include $17.5 million in deal and integration costs, offset by reversal of $21.7 million in previously recognized transaction-related bonus expense due to change in estimate.
Our chief operating decision maker is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Revenue
United States	$4,422	$4,145
United Kingdom	1,085	995
All other countries	2,428	2,271
Total revenue	$7,935	$7,411
15.     Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $188.9 million (of which $101.3 million was current) and $192.1 million (of which $82.2 million was current) as of March 31, 2024 and December 31, 2023, respectively, related to the remediation efforts. The balance decreased as of March 31, 2024 primarily due to the movement of foreign exchange rates and certain insignificant costs incurred for work performed so far this year.
There were no significant adjustments made during the three months ended March 31, 2024 related to the Telford Fire Safety Remediation provision. Management obtained additional fire safety assessments, reviewed various inputs and assumptions, including bids from subcontractors, and believes the above balance remains our best estimate of future losses associated with overall remediation efforts.
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
16.     Restructuring Activities
The company continued to execute various restructuring activities during the first quarter of 2024 to simplify management and workforce structure and improve efficiencies in its operations. The following table presents the detail of expense incurred, all of which were recorded in the Corporate segment and not allocated to our business segments, during the three months ended March 31, 2024 and associated liability balances (dollars in millions):

	Employee separation benefits	Professional fees and other
Balance at December 31, 2023	$13	$—
Expense incurred	26	5
Payments made	(26)	—
Balance at March 31, 2024	$13	$5
We expect these restructuring activities to be substantially completed by the end of fiscal year 2024.
Ending balance related to employee separation benefits was included in “Compensation and employee benefits payable” in the accompanying consolidated balance sheets. Of the total charges incurred, $6.5 million was included within the “Cost of revenue” line item and $24.7 million was included in the “Operating, administrative, and other” line item in the accompanying consolidated statement of operations for the three months ended March 31, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2024 should be read in conjunction with our consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K (2023 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Business Environment
The operating environment for commercial real estate remains challenging. Higher borrowing costs and uncertainty over the direction of interest rates continue to inhibit investment and financing activities as well as opportunities to harvest gains from our real estate development and investment management portfolios. Office leasing markets have improved this year reflecting a resilient economy and progress on occupiers’ return-to-office plans.
We invested approximately $820.2 million in M&A and other strategic investments in the quarter, while maintaining a leverage ratio substantially below the midpoint of our target range, giving us substantial liquidity to finance future growth.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024		2023
Revenue:
Net revenue:
Facilities management	$1,552	19.6%	$1,395	18.8%
Property management	472	6.0%	442	6.0%
Project management	790	10.0%	735	9.9%
Valuation	167	2.1%	166	2.2%
Loan servicing	81	1.0%	77	1.0%
Advisory leasing	739	9.3%	709	9.6%
Capital markets:
Advisory sales	326	4.1%	367	5.0%
Commercial mortgage origination	95	1.2%	71	1.0%
Investment management	149	1.9%	147	2.0%
Development services	79	0.9%	76	1.0%
Corporate, other and eliminations	(6)	(0.1)%	(4)	(0.1)%
Total net revenue	4,444	56.0%	4,181	56.4%
Pass through costs also recognized as revenue	3,491	44.0%	3,230	43.6%
Total revenue	7,935	100.0%	7,411	100.0%
Costs and expenses:
Cost of revenue	6,475	81.6%	6,006	81.0%
Operating, administrative and other	1,111	14.0%	1,209	16.3%
Depreciation and amortization	158	2.0%	162	2.2%
Total costs and expenses	7,744	97.6%	7,377	99.5%
Gain on disposition of real estate	13	0.2%	3	0.0%
Operating income	204	2.6%	37	0.5%
Equity (loss) income from unconsolidated subsidiaries	(58)	(0.7)%	142	1.9%
Other income	9	0.1%	2	0.0%
Interest expense, net of interest income	36	0.5%	28	0.3%
Income before (benefit from) provision for income taxes	119	1.5%	153	2.1%
(Benefit from) provision for income taxes	(29)	(0.4)%	28	0.4%
Net income	148	1.9%	125	1.7%
Less: Net income attributable to non-controlling interests	22	0.3%	8	0.1%
Net income attributable to CBRE Group, Inc.	126	1.6%	117	1.6%

Core EBITDA	$424	5.3%	$533	7.2%
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
We reported consolidated net income of $126.2 million for the quarter, an increase of 8.0% from $116.9 million in the same period in 2023. Over the same time period, revenue rose 7.1% to $7.9 billion.
The revenue increase reflected increased leasing activity, particularly for office space, and continued strong growth in the Global Workplace Solutions (GWS) segment. High interest rates continued to weigh on property sales in the Advisory Services segment and investment activities in the Real Estate Investments segment, both of which are sensitive to market cycles. Overall, revenue from our resilient business (comprised of the entire GWS segment, property management, loan servicing, asset management fees in our investment management business and valuations), which generally grow across market cycles increased 8% in the quarter. Our transactional businesses (sales, leasing, mortgage origination, carried interest and incentive fees in our investment management business, and development fees), which are subject to market cycles, saw revenue edge up 1% in the quarter. We expect our transactional businesses to return to growth when the market cycle turns.

Foreign currency translation had a 0.2% positive impact on revenue, reflecting the strength in the British pound sterling and euro partially offset by weakness in the Argentina peso and Japanese yen.
Cost of revenue increased 7.8% during the quarter, due to higher pass through costs, higher compensation, and indirect reimbursed costs. Foreign currency translation had a 0.2% negative impact on total cost of revenue. Cost of revenue increased to 81.6% of total revenue from 81.0% in the first-quarter 2023, driven by higher cost to support growth in GWS revenues and a decline of higher-margin property sales in our Advisory Services segment.
Operating, administrative and other expenses decreased by 8.1%, primarily because first-quarter 2023 included $139.0 million of restructuring charges (employee separation benefits, contract termination fees, consulting charges, etc.) versus just $29.3 million in the 2024 first-quarter. In addition, we recorded lower bonus expense during the 2024 quarter, which partially offset incremental staff compensation in the GWS segment as well as first-quarter 2023 credits for reduced incentive compensation in the Advisory segment and for insurance and benefits that did not recur in the current quarter. Foreign currency translation had a 0.2% negative impact on total operating, administrative and other expenses during the quarter. Operating expenses as a percentage of revenue decreased to 14.0% in the first-quarter 2024 from 16.3% in the 2023 quarter, reflecting lower incentive compensation expense in REI segment and higher operating expenses recorded last year under our cost management initiatives.
Depreciation and amortization expense decreased by 2.5% during the quarter, reflecting higher accelerated depreciation expense on certain assets as part of the cost savings initiatives.
We incurred an equity loss of $58.3 million versus equity income of $141.7 million in last year’s first-quarter. This was mainly due to an unusually large development asset disposition in first-quarter 2023 that did not recur this quarter. In addition, we recorded higher unrealized loss related to our non-core strategic equity investment in Altus Power, Inc. (Altus) this quarter.
Other income increased to $9.5 million from $2.5 million, reflecting increased values on the trading investment portfolio in our wholly owned captive insurance company.
Interest expense, net of interest income, increased by 28.3%, compared with the first-quarter 2023. This increase was primarily due to the impact of higher interest rates, increased borrowings on the revolving credit facilities, and the issuance of new debt during 2023 and the first quarter of 2024.
Our benefit from income taxes on a consolidated basis was $28.9 million for the three months ended March 31, 2024 as compared to a provision for income taxes of $28.0 million for the three months ended March 31, 2023. The decrease of $56.9 million is primarily related to the reversal of certain unrecognized tax positions in addition to a decrease in the company’s pretax earnings. Our effective tax rate fell to (24.3)% for the three months ended March 31, 2024 from 18.3% for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 was different than the U.S. federal statutory tax rate of 21.0%, primarily due to the reversal of unrecognized tax positions, U.S. state taxes, and favorable permanent book tax differences.
The Organization for Economic Co-operation & Development (OECD) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits for large multinational companies. European Union member states along with many other countries have adopted, or expect to adopt, the OECD Pillar Two Model effective January 1, 2024 or thereafter. The OECD and other countries continue to publish guidelines and legislation which include transition and safe harbor rules. The Pillar Two top-up taxes are not expected to have a material impact to our financial statements for 2024. However, we continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules.

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
Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024		2023
Revenue:
Net revenue:
Property management	$472	24.8%	$442	23.8%
Valuation	167	8.8%	166	8.9%
Loan servicing	81	4.3%	77	4.2%
Advisory leasing	739	38.8%	709	38.2%
Capital markets:
Advisory sales	326	17.1%	367	19.8%
Commercial mortgage origination	95	5.0%	71	3.9%
Total segment net revenue	1,880	98.8%	1,832	98.8%
Pass through costs also recognized as revenue	24	1.2%	22	1.2%
Total segment revenue	1,904	100.0%	1,854	100.0%
Costs and expenses:
Cost of revenue	1,148	60.3%	1,127	60.8%
Operating, administrative and other	497	26.1%	523	28.2%
Depreciation and amortization	69	3.6%	78	4.2%
Total costs and expenses	1,714	90.0%	1,728	93.2%
Operating income	190	10.0%	126	6.8%
Equity income from unconsolidated subsidiaries	1	0.0%	1	0.1%
Other income	2	0.1%	2	0.1%
Add-back: Depreciation and amortization	69	3.6%	78	4.2%
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	63	3.3%
Segment operating profit and segment operating profit on revenue margin	$262	13.7%	$270	14.5%
Segment operating profit on net revenue margin		13.9%		14.7%

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue increased 2.7% during the quarter. Global leasing revenue rose 4%, driven by Asia-Pacific (APAC) which grew 9%, led by Australia, India and South Korea as well as continued growth in Japan, despite an especially difficult first-quarter 2023 comparison for that country. Leasing revenue was up 5% in the U.S. Global office leasing growth improved compared with first-quarter 2023. Conversely, property sales revenue was down 11.2%, reflecting continued high interest rates and difficult credit conditions. The company’s loan origination business benefited from higher loan fees and a significant increase in interest earnings on escrow balances. Property management also grew solidly. Foreign currency translation had a 0.2% negative impact on total revenue during the quarter, primarily driven by weakness in the Japanese yen and Australian dollar partially offset by strength in the British pound sterling and euro.
Cost of revenue increased 1.9%, primarily reflecting business growth partially offset by lower commission expense. Foreign currency translation had a 0.1% positive impact on total cost of revenue. Cost of revenue dipped to 60.3% of total revenue from 60.8% in the 2023 first-quarter.
Operating, administrative and other expenses decreased by 5.0% due to significant restructuring charges in first-quarter 2023, which was partially offset by certain other one-time charges this quarter. Foreign currency translation had a 0.1% negative impact on total operating expenses.
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
For the three months ended March 31, 2024, MSRs contributed $12.6 million to operating income, offset by $34.5 million of amortization of related intangible assets. The MSR contribution to first-quarter 2023 operating income was $16.7 million and amortization totaled $36.5 million. The decline in MSRs reflected lower origination activity.
Depreciation and amortization expense decreased 12.6% due to accelerated depreciation recorded during first-quarter 2023 as part of cost savings initiatives.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions (GWS) operating segment for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024		2023
Revenue:
Net revenue:
Facilities management	$1,552	26.7%	$1,395	26.1%
Project management	790	13.6%	735	13.8%
Total segment net revenue	2,342	40.3%	2,130	39.9%
Pass through costs also recognized as revenue	3,467	59.7%	3,208	60.1%
Total segment revenue	5,809	100.0%	5,338	100.0%
Costs and expenses:
Cost of revenue	5,279	90.8%	4,842	90.7%
Operating, administrative and other	297	5.1%	323	6.1%
Depreciation and amortization	71	1.2%	64	1.2%
Total costs and expenses	5,647	97.1%	5,229	98.0%
Operating income	162	2.9%	109	2.0%
Equity income from unconsolidated subsidiaries	1	0.0%	—	0.0%
Other income	2	0.0%	—	0.0%
Add-back: Depreciation and amortization	71	1.2%	64	1.2%
Adjustments:
Integration and other costs related to acquisitions (1)	(4)	(0.1)%	7	0.1%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	50	1.0%
Segment operating profit and segment operating profit on revenue margin	$232	4.0%	$230	4.3%
Segment operating profit on net revenue margin		9.9%		10.8%
________________________________________________________________________________________________________________________________________
(1)During the three months ended March 31, 2024, integration and other costs related to acquisitions include $17.5 million in deal and integration costs, offset by reversal of $21.7 million in previously recognized transaction-related bonus expense due to change in estimate.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue increased 8.8%, reflecting a double-digit increase in facilities management, led by the Local business, but slower growth in project management, which had an especially difficult comparison with first-quarter 2023, when revenue growth was robust. Foreign currency translation had a 0.3% positive impact on total revenue during the quarter, primarily driven by strength in the British pound sterling partially offset by weakness in the Argentina peso.
Cost of revenue increased 9.0%, driven by higher pass-through costs and professional compensation. Foreign currency translation had a 0.3% negative impact on total cost of revenue. Cost of revenue was 90.8% of total revenue, only slightly changed from 90.7% in first-quarter 2023.
Operating, administrative and other expenses fell 8.1%, primarily because first-quarter 2023 restructuring charges were not repeated in the 2024 period. Foreign currency translation had a 0.1% positive impact on total operating expenses during the quarter.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024		2023
Revenue:
Investment management	$149	65.1%	$147	65.9%
Development services	79	34.9%	76	34.1%
Total segment revenue	228	100.0%	223	100.0%
Costs and expenses:
Cost of revenue	43	18.8%	38	17.2%
Operating, administrative and other	189	82.9%	252	112.6%
Depreciation and amortization	3	1.4%	7	2.9%
Total costs and expenses	235	103.1%	297	132.7%
Gain on disposition of real estate	13	5.9%	3	1.4%
Operating income (loss)	6	2.8%	(71)	(31.3)%
Equity income from unconsolidated subsidiaries	11	4.7%	167	74.6%
Add-back: Depreciation and amortization	3	1.4%	7	2.9%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	14	6.2%	7	3.0%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	21	9.5%
Segment operating profit and segment operating profit on revenue margin	$34	15.1%	$131	58.7%
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue increased 1.9% for the current quarter. This reflected slightly higher development and construction fees and incentive fees in investment management, and flat asset management revenue. Foreign currency translation had a 1.4% positive impact on total revenue, primarily driven by strength in the British pound sterling.
Cost of revenue increased 11.4%, and was 18.8% of total revenue – up from 17.2% in the same period in 2023. We generated more revenue from the global development business which has higher cost of revenue associated with it. Foreign currency translation had a 4.2% negative impact on total cost of revenue during the quarter.
Operating, administrative and other expenses decreased 25.1%, primarily because of restructuring charges incurred in first-quarter 2023 and lower incentive compensation expense in the current quarter. Foreign currency translation had a 0.7% negative impact on total operating expenses.
We recorded an equity loss from unconsolidated subsidiaries of approximately $10.6 million versus equity income of $166.7 million in the 2023 first-quarter, which included an unusually large gain on a development portfolio asset sale. Gain on disposition of real estate increased by $10.4 million compared with first-quarter 2023.

A roll forward of our AUM by product type for the three months ended March 31, 2024 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2023	$65.3	$72.8	$9.4	$147.5
Inflows	0.4	1.5	0.1	2.0
Outflows	(0.7)	(1.4)	(0.5)	(2.6)
Market depreciation	(0.8)	(2.1)	—	(2.9)
Balance at March 31, 2024	$64.2	$70.8	$9.0	$144.0
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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31, (1)
	2024	2023
Elimination of inter-segment revenue	$(6)	$(4)
Costs and expenses:
Cost of revenue (2)	5	(1)
Operating, administrative and other	128	111
Depreciation and amortization	15	13
Total costs and expenses	148	123
Operating loss	(154)	(127)
Equity loss from unconsolidated subsidiaries	(71)	(26)
Other income (loss)	5	—
Add-back: Depreciation and amortization	15	13
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	29	5
Costs incurred related to legal entity restructuring	1	—
Integration and other costs related to acquisitions	—	11
Segment operating loss	$(175)	$(124)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 15.7% to $128.4 million for the first quarter of 2024, due to increased charges associated with employee separation and certain one-time charges related to strategic projects.
Other (non-core)
We recorded an equity loss of $70.7 million, reflecting the lower value of our investment in publicly traded Altus Power, Inc. (NYSE:AMPS). This compares with a $26.3 million loss in first-quarter 2023, reflecting the market value of our Altus ownership interest.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities. Our expected capital requirements for 2024 include up to $331.4 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2024, we incurred $60.5 million of capital expenditures, net of tenant concessions received. As of March 31, 2024, we had aggregate future commitments of $175.7 million related to co-investments funds in our Real Estate Investments segment, $79.8 million of which is expected to be funded in 2024. Additionally, as of March 31, 2024, we are committed to fund additional capital of $190.3 million and $54.3 million to consolidated and unconsolidated projects, respectively, within our Real Estate Investments segment. As of March 31, 2024, we had $2.8 billion of borrowings available under our revolving credit facilities (under both the Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.0 billion of cash and cash equivalents.
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
In February 2024, we conducted a new issuance for $500.0 million in aggregate principal amount of 5.500% senior notes due in 2029 (the 5.500% senior notes) generating net proceeds of $494.9 million which included debt issuance cost of $1.3 million related to this issuance.
As noted above, we believe that any future significant acquisitions we may make could require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to obtain acquisition financing on favorable terms, or at all, in the future.
Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, are generally comprised of the following elements. The first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. If our cash flow is insufficient to repay our long-term debt when it comes due, then we expect that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments would be available on attractive terms, if at all.
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2024 and December 31, 2023, we had accrued deferred purchase and contingent consideration totaling $536.1 million ($265.0 million of which was a current liability) and $530.2 million ($264.1 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
The third, as described in Note 12 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under the 2021 program to a total of $4.0 billion. During the three months ended March 31, 2024, we did not repurchase any shares of our Class A common stock. During the period April 1, 2024 thru April 30, 2024, we repurchased 158,380 shares of our Class A common stock with an average price of $86.63 per share using cash on hand for an aggregate of $13.7 million. As of both March 31, 2024 and April 30, 2024, we had $1.5 billion of capacity remaining under the 2021 program.

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
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $491.9 million for the three months ended March 31, 2024 as compared to $744.8 million during the three months ended March 31, 2023. The primary drivers that contributed to the lower usage were as follows: (1) net inflow from working capital; the net working capital change was mainly due to higher collection of receivables, which lagged in the prior year, partially offset by higher outflows related to accounts payable and accrued expenses, (2) higher non-cash charges for share-based compensation expense, (3) higher net distribution of equity income from unconsolidated subsidiaries, and (4) elevated operating performance.
Investing Activities
Net cash used in investing activities totaled $899.7 million for the three months ended March 31, 2024, an increase of $784.7 million as compared to the three months ended March 31, 2023. The increase was primarily due to the acquisition of J&J Worldwide Services in February 2024 and outflows associated with our real estate projects compared to 2023.
Financing Activities
Net cash provided by financing activities totaled $1.2 billion for the three months ended March 31, 2024 as compared to $761.0 million for the three months ended March 31, 2023. The increased inflow was primarily driven by net proceeds of $494.9 million from the issuance of our 5.500% senior notes in first-quarter 2024 and no share repurchase activity as compared to first-quarter 2023. This was partially offset by higher net outflow on the revolver.
Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €366.5 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350.0 million with weighted average interest rate of 5.8% as of March 31, 2024, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437.5 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
On February 23, 2024, CBRE Services issued $500.0 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 5.500% senior notes) at a price equal to 99.837% of their face value. The 5.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024.

On June 23, 2023, CBRE Services issued $1.0 billion in aggregate principal amount of 5.950% senior notes due August 15, 2034 (the 5.950% senior notes) at a price equal to 98.174% of their face value. The 5.950% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.950% per year and is payable semi-annually in arrears on February 15 and August 15 of each year.
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
The indentures governing our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers.
The term loan borrowings under the 2023 Credit Agreement is fully and unconditionally guaranteed by CBRE Group, Inc. and CBRE Services. Our Revolving Credit Agreement, 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes are fully and unconditionally guaranteed by CBRE Group, Inc.
Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	March 31, 2024	December 31, 2023
Balance Sheet Data:
Current assets	$11	$7
Non-current assets	1,732	1,733
Total assets	$1,743	$1,740

Current liabilities	$845	$48
Non-current liabilities (1)	3,785	2,994
Total liabilities (1)	$4,630	$3,042

	Three Months Ended March 31,
	2024	2023
Statement of Operations Data:
Revenue	$—	$—
Operating loss	—	—
Net loss	(23)	(9)
________________________________________________________________________________________________________________________________________
(1)Includes $1.2 billion and $932.5 million of intercompany loan payables to non-guarantor subsidiaries as of March 31, 2024 and December 31, 2023, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2023 Annual Report and Note 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings
On August 5, 2022, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of August 5, 2027.
The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300.0 million in the aggregate.
As of March 31, 2024, $820.0 million was outstanding under the Revolving Credit Agreement. $10.0 million of letters of credit were outstanding as of March 31, 2024. As of April 30, 2024, $895.0 million was outstanding under the Revolving Credit Agreement. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.
In addition, Turner & Townsend maintains a £120.0 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20.0 million, that matures on March 31, 2027. As of March 31, 2024, no amount was outstanding under this revolving credit facility. As of April 30, 2024, $25.0 million (£20.0 million) was outstanding under this revolving credit facility bearing interest at SONIA plus 0.73%.
For additional information on all of our short-term borrowings, see Notes 5 and 11 of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2023 Annual Report and Notes 4 and 8 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2023 Annual Report. There have been no material changes to these policies and estimates as of March 31, 2024.
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
We use core EBITDA as an indicator of the company’s operating financial performance. Core EBITDA represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to carried interest incentive compensation expense to align with the timing of associated revenue, costs incurred related to legal entity restructuring, efficiency and cost-reduction initiatives, integration and other costs related to acquisitions, and provision associated with Telford’s fire safety remediation efforts. We believe that investors may find this measure useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
Core EBITDA is not intended to be measures of free cash flow for our discretionary use because it does not consider certain cash requirements such as tax and debt service payments. This measure may also differ from the amounts calculated under similarly titled definitions in our credit facilities and debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt. We also use core EBITDA as a significant components when measuring our operating performance under our employee incentive compensation programs.
Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Net income attributable to CBRE Group, Inc.	$126	$117
Net income attributable to non-controlling interests	22	8
Net income	148	125
Adjustments:
Depreciation and amortization	158	162
Interest expense, net of interest income	36	28
(Benefit from) provision for income taxes	(29)	28
Carried interest incentive compensation expense to align with the timing of associated revenue	14	7
Net fair value adjustments on strategic non-core investments	71	26
Costs associated with efficiency and cost-reduction initiatives	29	139
Costs incurred related to legal entity restructuring	1	—
Integration and other costs related to acquisitions (1)	(4)	18
Core EBITDA	$424	$533
________________________________________________________________________________________________________________________________________
(1)During the three months ended March 31, 2024, integration and other costs related to acquisitions include $17.5 million in deal and integration costs, offset by reversal of $21.7 million in previously recognized transaction-related bonus expense due to change in estimate.

Cautionary Note on Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “forecast,” “target,” and similar terms and phrases are used in this Quarterly Report to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Quarterly Report are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.
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
•costs and potential future capital requirements relating to companies we may acquire;
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
•the performance of our equity investments in companies we do not control; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2023 Annual Report, in particular in Part I, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.
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
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our Real Estate Investments business has significant euro and British pound denominated assets under management (AUM), as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions business also derives significant revenue and earnings in foreign currencies, such as the euro and British pound sterling. Further fluctuations in foreign currency exchange rates may continue to produce corresponding changes in our AUM, revenue and earnings.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar.
Our businesses could suffer from the effects of rapid changes in and high levels of interest rates, reduced access to debt capital or liquidity constraints, downturns in general macroeconomic conditions, regulatory or financial market uncertainty, or unanticipated disruptions such as public health crises and geopolitical events like the wars in Ukraine and in the Middle East (or the perception that such disruptions may occur).
During the three months ended March 31, 2024, approximately 44.3% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended March 31,
	2024		2023
United States dollar	$4,423	55.7%	$4,145	55.9%
British pound sterling	1,085	13.7%	995	13.4%
Euro	718	9.0%	657	8.9%
Canadian dollar	288	3.6%	294	4.0%
Australian dollar	192	2.4%	191	2.6%
Indian rupee	178	2.2%	154	2.1%
Japanese yen	126	1.6%	116	1.6%
Swiss franc	111	1.4%	97	1.3%
Chinese yuan	107	1.3%	111	1.5%
Singapore dollar	101	1.3%	94	1.3%
Other currencies (1)	606	7.8%	557	7.4%
Total revenue	$7,935	100.0%	$7,411	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 44 currencies comprise 7.8% of our revenue for the three months ended March 31, 2024, and approximately 46 currencies comprise 7.4% of our revenue for the three months ended March 31, 2023, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will positively or negatively impact our reported results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound sterling during the three months ended March 31, 2024, would have increased pre-tax income by $2.0 million. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the euro would have increased pre-tax income by $1.7 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of March 31, 2024, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $714.5 million at March 31, 2024. Based on dealers’ quotes, the estimated fair values of our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes were $1.0 billion, $503.4 million, $594.1 million and $414.1 million, respectively, at March 31, 2024.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at March 31, 2024, the net impact of the additional interest cost would be a decrease of $3.9 million on pre-tax income and an increase of $3.9 million in cash used in operating activities for the three months ended March 31, 2024.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of March 31, 2024 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2023 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2023 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As permitted by our director compensation policy, one of our non-employee directors elected to receive shares of our Class A common stock as consideration for their service as a director in lieu of cash payments during the three months ended March 31, 2024. Pursuant to this “stock in lieu of cash” program, the company issued 287 shares on February 26, 2024 in lieu of $25,847 of prorated director fees. The number of shares issued was based on the closing price on the NYSE of our Class A common stock on the date of issuance. The issuance of these securities qualified for an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.
Item 5.    Other Information
During the three months ended March 31, 2024, our Chief Operating Officer, Vikram Kohli and our CEO, Real Estate Investments, Daniel Queenan, each entered into a Rule 10b5-1 Trading Plan (collectively the “Trading Plans”) to sell shares of the company’s Class A common stock. The Trading Plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
The table below provides certain information regarding the Trading Plans. Trading under the Trading Plans may commence no sooner than as indicated in the table below and will end on the earlier of the applicable date set forth below and the date on which all the shares in the applicable Trading Plan are sold. These Trading Plans were adopted during an authorized trading period and when Messrs. Kohli and Queenan were not in possession of material non-public information. The transactions under the Trading Plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Name	Plan Adoption Date	Trading Commencement Date	Maximum Number of Shares That May Be Sold Under the Plan	Plan Expiration Date
Vikramaditya Kohli	February 26, 2024	August 12, 2024	Up to 2,123	November 29, 2024
Daniel Queenan	February 27, 2024	June 3, 2024	Up to 50,000	June 13, 2025

Item 6.    Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	02/17/2023
4.1	Ninth Supplemental Indenture, dated as of February 23, 2024, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, for the issuance of 5.500% Senior Notes due 2029, including the Form of 5.500% Senior Notes due 2029	8-K	001-32205	4.2	02/23/2024
10.1	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Time Vesting RSU) +	8-K	001-32205	10.1	03/01/2024
10.2	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Core EPS Performance Vesting RSU) +	8-K	001-32205	10.2	03/11/2024
10.3	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Relative TSR Performance Vesting RSU) +	8-K	001-32205	10.3	03/11/2024
10.4	Separation Agreement, dated as of April 4, 2024, by and between CBRE, Inc. and Chandra Dhandapani +	8-K	001-32205	10.1	04/05/2024
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+ Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: May 3, 2024	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2024	/s/ LINDSEY S. CAPLAN
Lindsey S. Caplan Chief Accounting Officer (Principal Accounting Officer)