Form 10-Q
period 2024-06-30
CBRE GROUP, INC.
filed 2024-07-25
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number 001-32205
CBRE GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	94-3391143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 North Pearl Street, Suite 300, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at July 22, 2024 was 306,431,434.

FORM 10-Q
June 30, 2024

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$928	$1,265
Restricted cash	105	106
Receivables, less allowance for doubtful accounts of $103.7 and $102.0 at June 30, 2024 and December 31, 2023, respectively	6,304	6,370
Warehouse receivables	973	675
Contract assets	454	443
Prepaid expenses	342	333
Income taxes receivable	190	159
Other current assets	357	315
Total Current Assets	9,653	9,666
Property and equipment, net of accumulated depreciation and amortization of $1,703.4 and $1,576.1 at June 30, 2024 and December 31, 2023, respectively	895	907
Goodwill	5,667	5,129
Other intangible assets, net of accumulated amortization of $2,327.8 and $2,178.9 at June 30, 2024 and December 31, 2023, respectively	2,385	2,081
Operating lease assets	1,032	1,030
Investments in unconsolidated subsidiaries (with $904.6 and $997.3 at fair value at June 30, 2024 and December 31, 2023, respectively)	1,309	1,374
Non-current contract assets	92	75
Real estate under development	380	300
Non-current income taxes receivable	77	78
Deferred tax assets, net	338	361
Other assets, net	1,634	1,547
Total Assets	$23,462	$22,548
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,568	$3,562
Compensation and employee benefits payable	1,230	1,459
Accrued bonus and profit sharing	974	1,556
Operating lease liabilities	244	242
Contract liabilities	311	298
Income taxes payable	128	217
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	961	666
Revolving credit facility	940	—
Other short-term borrowings	7	16
Current maturities of long-term debt	28	9
Other current liabilities	238	218
Total Current Liabilities	8,629	8,243
Long-term debt, net of current maturities	3,272	2,804
Non-current operating lease liabilities	1,091	1,089
Non-current income taxes payable	—	30
Non-current tax liabilities	148	157
Deferred tax liabilities, net	248	255
Other liabilities	885	903
Total Liabilities	14,273	13,481
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 306,473,349 and 304,889,140 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,384	9,188
Accumulated other comprehensive loss	(1,031)	(924)
Total CBRE Group, Inc. Stockholders’ Equity	8,356	8,267
Non-controlling interests	833	800
Total Equity	9,189	9,067
Total Liabilities and Equity	$23,462	$22,548
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$8,391	$7,720	$16,326	$15,131
Costs and expenses:
Cost of revenue	6,793	6,179	13,268	12,186
Operating, administrative and other	1,191	1,089	2,302	2,297
Depreciation and amortization	161	155	319	316
Total costs and expenses	8,145	7,423	15,889	14,799
Gain on disposition of real estate	—	9	13	12
Operating income	246	306	450	344
Equity (loss) income from unconsolidated subsidiaries	(15)	(8)	(73)	134
Other income	6	6	15	8
Interest expense, net of interest income	63	43	99	71
Income before provision for income taxes	174	261	293	415
Provision for income taxes	32	55	3	84
Net income	142	206	290	331
Less: Net income attributable to non-controlling interests	12	5	34	13
Net income attributable to CBRE Group, Inc.	$130	$201	$256	$318
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.42	$0.65	$0.84	$1.02
Weighted average shares outstanding for basic income per share	306,745,116	310,857,203	306,276,871	310,662,324
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.42	$0.64	$0.83	$1.01
Weighted average shares outstanding for diluted income per share	308,035,211	314,282,247	308,269,040	314,821,615
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$142	$206	$290	$331
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(26)	37	(115)	74
Unrealized holding gains on available for sale debt securities, net of tax	3	—	3	1
Other, net of tax	(2)	—	(1)	5
Total other comprehensive (loss) income	(25)	37	(113)	80
Comprehensive income	117	243	177	411
Less: Comprehensive income attributable to non-controlling interests	13	18	28	39
Comprehensive income attributable to CBRE Group, Inc.	$104	$225	$149	$372
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290	$331
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	319	316
Amortization of financing costs	3	2
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(60)	(45)
Gain on disposition of real estate assets	(13)	—
Net realized and unrealized gains, primarily from investments	(2)	(3)
Provision for doubtful accounts	9	6
Net compensation expense for equity awards	69	39
Equity loss (income) from unconsolidated subsidiaries	73	(134)
Distribution of earnings from unconsolidated subsidiaries	30	183
Proceeds from sale of mortgage loans	4,129	4,356
Origination of mortgage loans	(4,408)	(4,894)
Increase in warehouse lines of credit	295	549
Tenant concessions received	13	7
Purchase of equity securities	(28)	(8)
Proceeds from sale of equity securities	46	8
Increase in real estate under development	(6)	(37)
Decrease (increase) in receivables, prepaid expenses and other assets (including contract and lease assets)	110	(101)
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(77)	(313)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(788)	(811)
Increase in net income taxes receivable/payable	(153)	(157)
Other operating activities, net	(56)	(50)
Net cash used in operating activities	(205)	(756)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135)	(135)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(1,051)	(166)
Contributions to unconsolidated subsidiaries	(73)	(60)
Distributions from unconsolidated subsidiaries	29	21
Acquisition and development of real estate assets	(136)	—
Proceeds from disposition of real estate assets	6	—
Other investing activities, net	53	(30)
Net cash used in investing activities	(1,307)	(370)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	2,505	3,206
Repayment of revolving credit facility	(1,565)	(2,801)
Proceeds from notes payable on real estate	12	—
Proceeds from issuance of 5.500% senior notes	495	—
Proceeds from issuance of 5.950% senior notes	—	975
Repurchase of common stock	(47)	(130)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(16)	(68)
Units repurchased for payment of taxes on equity awards	(97)	(50)
Non-controlling interest contributions	17	2
Non-controlling interest distributions	(30)	(1)
Other financing activities, net	(32)	(58)
Net cash provided by financing activities	1,242	1,075
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(68)	3
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(338)	(48)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,371	1,405
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,033	$1,357
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$170	$91
Income tax payments, net	$244	$303
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$15	$—
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2024	$3	$—	$9,263	$(1,005)	$838	$9,099
Net income	—	—	130	—	12	142
Compensation expense for equity awards	—	39	—	—	—	39
Units repurchased for payment of taxes on equity awards	—	(1)	—	—	—	(1)
Repurchase of common stock	—	(39)	(9)	—	—	(48)
Foreign currency translation (loss) gain	—	—	—	(27)	1	(26)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	3	—	3
Contributions from non-controlling interests	—	—	—	—	16	16
Distributions to non-controlling interests	—	—	—	—	(30)	(30)
Other	—	1	—	(2)	(4)	(5)
Balance at June 30, 2024	$3	$—	$9,384	$(1,031)	$833	$9,189

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2023	$3	$—	$8,810	$(953)	$782	$8,642
Net income	—	—	201	—	5	206
Compensation expense for equity awards	—	21	—	—	—	21
Units repurchased for payment of taxes on equity awards	—	(4)	—	—	—	(4)
Foreign currency translation gain	—	—	—	24	13	37
Contributions from non-controlling interests	—	—	—	—	1	1
Distributions to non-controlling interests	—	—	—	—	(1)	(1)
Other	—	(4)	—	—	(4)	(8)
Balance at June 30, 2023	$3	$13	$9,011	$(929)	$796	$8,894
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in thousands)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2023	$3	$—	$9,188	$(924)	$800	$9,067
Net income	—	—	256	—	34	290
Compensation expense for equity awards	—	69	—	—	—	69
Units repurchased for payment of taxes on equity awards	—	(46)	(51)	—	—	(97)
Repurchase of common stock	—	(39)	(9)	—	—	(48)
Foreign currency translation loss	—	—	—	(109)	(6)	(115)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	3	—	3
Contributions from non-controlling interests	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	(30)	(30)
Acquisition of non-controlling interests	—	—	—	—	22	22
Other	—	16	—	(1)	(4)	11
Balance at June 30, 2024	$3	$—	$9,384	$(1,031)	$833	$9,189

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2022	$3	$—	$8,833	$(983)	$753	$8,606
Net income	—	—	318	—	13	331
Compensation expense for equity awards	—	39	—	—	—	39
Units repurchased for payment of taxes on equity awards	—	(16)	(34)	—	—	(50)
Repurchase of common stock	—	—	(114)	—	—	(114)
Foreign currency translation gain	—	—	—	48	26	74
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1	—	1
Contributions from non-controlling interests	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	(1)	(1)
Other	—	(10)	8	5	3	6
Balance at June 30, 2023	$3	$13	$9,011	$(929)	$796	$8,894
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
2.    New Accounting Pronouncements
Recent Accounting Pronouncements Pending Adoption
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update enhances reportable segment disclosures by requiring a public entity to: 1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, 2) disclose, on an annual and interim basis, an amount of other segment items by reportable segment and a description of its composition, 3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, 4) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and 5) provide all the disclosures required by this update and all existing segment disclosures in Topic 280 if the entity has a single reportable segment. This ASU also clarifies that, in addition to the measure that is most consistent with the measurement principles under GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
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
The J&J acquisition was treated as a business combination under FASB Accounting Standards Codification (ASC) Topic 805 and was accounted for using the acquisition method of accounting. We financed the acquisition with a new issuance in February 2024 of $500.0 million in aggregate principal amount of 5.500% senior notes due April 1, 2029; (ii) borrowings under our existing revolving credit facility under our 2023 Credit Agreement; and (iii) cash on hand. See Note 8 for more information on the above mentioned debt instruments.
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
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$820
Less: Estimated fair value of net assets acquired (see table below)	357
Excess purchase price over estimated fair value of net assets acquired	$463
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the preliminary fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on February 27, 2024 (dollars in millions):

Assets Acquired:
Cash and cash equivalents	$26
Receivables, net	91
Contract assets	22
Prepaid expenses	2
Other current assets	2
Property and equipment, net	11
Other intangible assets, net	297
Operating lease assets	2
Investments in unconsolidated subsidiaries	24
Other assets, net	15
Total assets acquired	492
Liabilities Assumed:
Accounts payable and accrued expenses	54
Compensation and employee benefits payable	8
Contract liabilities	1
Income taxes payable	1
Other current liabilities	2
Non-current operating lease liabilities	3
Deferred tax liabilities, net	57
Other liabilities	3
Total liabilities assumed	129
Non-controlling Interest Acquired	6
Estimated Fair Value of Net Assets Acquired	$357
In connection with the J&J acquisition, below is a summary of the preliminary value allocated to the intangible assets acquired (dollars in millions):

			As of June 30, 2024
Asset Class	Amortization Period	Amount Assigned at Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	9-12 years	$174	$5	$169
Backlog	4-6 years	111	9	102
Trademark	3 years	10	1	9
Technology	5 years	2	—	2
The accompanying consolidated statements of operations for the three months ended June 30, 2024 includes revenue, operating loss and net loss of $105.7 million, $4.8 million and $4.4 million, respectively, and for the six months ended June 30, 2024 includes revenue, operating loss and net loss of $147.1 million, $5.1 million and $3.9 million, respectively, attributable to the J&J acquisition. This does not include the total direct transaction and integration costs of $17.5 million and $1.0 million incurred during the first and second quarter of 2024, respectively, in connection with the J&J acquisition, which are included in the unaudited pro forma results.
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
Unaudited pro forma results, assuming the J&J acquisition had occurred as of January 1, 2023 for purposes of the pro forma disclosures for the three and six months ended June 30, 2024 and 2023 are presented below. They include certain adjustments for increased amortization expense related to the intangible assets acquired (approximately $4.7 million for the three months ended June 30, 2023, and approximately $3.2 million and $9.4 million for the six months ended June 30, 2024 and 2023, respectively) as well as increased interest expense related to the long-term financing ($7.0 million for the three months ended June 30, 2023, and approximately $4.2 million and $14.1 million for the six months ended June 30, 2024 and 2023, respectively). Direct transaction and integration costs of $1.0 million incurred during the second quarter of 2024, $17.5 million, incurred during the the first quarter of 2024, and $2.1 million incurred during the fourth quarter of 2023 as well as the tax impact of all pro forma adjustments are also included in the unaudited pro forma results.
These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the J&J acquisition occurred on January 1, 2023 and may not be indicative of future operating results (dollars in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$8,391	$7,830	$16,398	$15,355
Operating income	247	295	461	308
Net income attributable to CBRE Group, Inc.	131	187	262	279
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.43	$0.60	$0.85	$0.90
Weighted average shares outstanding for basic income per share	306,745,116	310,857,203	306,276,871	310,662,324
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.42	$0.59	$0.85	$0.89
Weighted average shares outstanding for diluted income per share	308,035,211	314,282,247	308,269,040	314,821,615
Other acquisitions
During the three months ended June 30, 2024, the company completed five in-fill business acquisitions, including one in the Advisory Services segment and four in the GWS segment, with an aggregate purchase price of approximately $290.9 million in cash and non-cash consideration. Assets acquired and liabilities assumed are primarily working capital in nature. The results of operations of all acquisitions completed during the six months ended June 30, 2024 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$118	N/A
Customer relationships	141	12 years
Other intangible assets	3	2 years
Total	$262
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At June 30, 2024 and December 31, 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2023	$675
Origination of mortgage loans	4,408
Gains (premiums on loan sales)	14
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(4,115)
Cash collections of premiums on loan sales	(14)
Proceeds from sale of mortgage loans	(4,129)
Net increase in mortgage servicing rights included in warehouse receivables	5
Ending balance at June 30, 2024	$973
The following table is a summary of our warehouse lines of credit in place as of June 30, 2024 and December 31, 2023 (dollars in millions):

			June 30, 2024		December 31, 2023
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	12/13/2024	daily floating Secured Overnight Financing Rate (SOFR) plus 1.50%, with a SOFR adjustment of 0.05%	$1,335	$675	$1,335	$613
JP Morgan (Business Lending Activity)	12/13/2024	daily floating SOFR plus 2.75%, with a SOFR adjustment of 0.05%	15	—	15	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily floating SOFR plus 1.45%, with a SOFR floor of 0.25%	650	66	650	7
TD Bank, N.A. (TD Bank) (1)	7/31/2024	daily floating SOFR plus 1.30%, with a SOFR adjustment of 0.10%	600	16	600	28
Bank of America, N.A. (BofA) (2)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	204	350	18
BofA (2)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
			$3,200	$961	$3,200	$666
________________________________________________________________________________________________________________________________________
(1)Effective July 15, 2023, this facility was renewed and amended to a maximum aggregate principal amount of $300.0 million, with an uncommitted $300.0 million temporary line of credit and a maturity date of July 15, 2024. Effective July 15, 2024, the maturity date was extended until July 31, 2024 and there were no changes to the SOFR rate or the SOFR adjustment rate with the extension. As of June 30, 2024, the uncommitted $300.0 million temporary line of credit was not utilized.
(2)Effective May 22, 2024, this facility was renewed and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal.
During the six months ended June 30, 2024, we had a maximum of $1.2 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.    Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of June 30, 2024 and December 31, 2023, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Investments in unconsolidated subsidiaries	$181	$165
Co-investment commitments	50	58
Maximum exposure to loss	$231	$223
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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (dollars in millions):

	As of June 30, 2024
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$10	$—	$—	$10
Corporate debt securities	—	16	—	16
Total available for sale debt securities	10	16	—	26
Equity securities	65	—	—	65
Investments in unconsolidated subsidiaries	96	—	457	553
Warehouse receivables	—	973	—	973
Other assets	—	12	31	43
Total assets at fair value	$171	$1,001	$488	$1,660

Liabilities
Contingent consideration	—	—	40	40
Total liabilities at fair value	$—	$—	$40	$40

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
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include our $142.8 million as of both June 30, 2024 and December 31, 2023, for capital investments in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment. These investments are included in “Other assets, net” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on already locked in purchase prices. At June 30, 2024 and December 31, 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of June 30, 2024 and December 31, 2023, investments in unconsolidated subsidiaries at fair value using NAV were $351.8 million and $352.3 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $19.6 million and $19.2 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration
Balance as of March 31, 2024	$458	$18	$43
Transfer in (out)	—	—	—
Net change in fair value	(1)	10	(3)
Purchases / Additions	—	3	2
Sales / Payments	—	—	(2)
Balance as of June 30, 2024	$457	$31	$40

Balance as of December 31, 2023	$477	$16	$36
Transfer in (out)	—	—	—
Net change in fair value	(20)	9	(3)
Purchases / Additions	—	6	9
Sales / Payments	$—	$—	$(2)
Balance as of June 30, 2024	$457	$31	$40
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity (loss) income from unconsolidated subsidiaries
Other assets (liabilities)	Other income
Contingent consideration (short term)	Accounts payable and accrued expenses
Contingent consideration (long term)	Other liabilities
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of June 30, 2024:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	18%	—

	Monte Carlo	Volatility	35% - 61%	36%
		Discount rate	25%	—

Other assets	Discounted cash flow	Discount rate	18%	—

Contingent consideration	Monte Carlo	Volatility	21%	—
		Discount rate	5%	—
	Discounted estimated payments	Discount rate	5% - 6%	6%
There were no asset impairment charges or other significant non-recurring fair value measurement adjustments recorded during the three and six months ended June 30, 2024 and 2023.
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus Power, Inc. (Altus) is considered level 1 and is measured at fair value using a quoted price in an active market. Our ownership of alignment shares of Altus and our investment in Industrious and certain other non-controlling equity investments are considered level 3 which are measured at fair value using Monte Carlo and discounted cash flows. The valuation of Altus’ common shares and alignment shares are dependent on its stock price which could be volatile and subject to wide fluctuations in response to various market conditions. Transfer out activities from level 3 represents annual conversion of a portion of our alignment shares in Altus to its common shares (see Note 7).
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
•Contingent Consideration – The fair values of contingent consideration related to business acquisitions are estimated using Monte Carlo simulations or the probability-weighted present value of estimated future payments resulting from the achievement levels of financial targets.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facilities. Due to the short-term nature and/or variable interest rates of these instruments, fair value approximates carrying value (see Notes 4 and 8).
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt as of June 30, 2024 and December 31, 2023 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 8).

	Estimated Fair Value		Carrying Value
Financial instrument	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Senior term loans	$736	$746	$741	$752
5.950% senior notes	1,012	1,049	975	974
4.875% senior notes	593	600	598	597
5.500% senior notes	502	—	495	—
2.500% senior notes	415	424	491	490
•Notes Payable on Real Estate – As of June 30, 2024 and December 31, 2023, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $47.7 million and $36.3 million, respectively. These notes payable are not recourse to CBRE Group, Inc., except for being recourse to the single-purpose entities that held the real estate assets and were the primary obligors on the notes payable. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.
7.    Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1.0% to 50.0%. The following table represents the composition of investments in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

Investment type	June 30, 2024	December 31, 2023
Real Estate Investments (in projects and funds)	$662	$661
Investment in Altus:
Class A common stock (1)	96	168
Alignment shares (2)	16	56
Subtotal	112	224
Other (3)	535	489
Total investment in unconsolidated subsidiaries	$1,309	$1,374
________________________________________________________________________________________________________________________________________
(1)CBRE held 24,557,823 and 24,556,012 shares of Altus Class A common stock as of June 30, 2024 and December 31, 2023, respectively, representing approximate ownership of 15.35%.
(2)The alignment shares, also known as Class B common shares, will automatically convert into Altus Class A common stock based on the achievement of certain total return thresholds on Altus Class A common stock as of the relevant measurement date over the seven fiscal years following the merger. At March 31, 2024 (the third measurement date), 201,250 of alignment shares automatically converted into 2,011 shares of Class A common stock, of which CBRE was entitled to 1,811 shares.
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$950	$559	$1,963	$4,658
Operating income (loss)	340	(59)	655	3,569
Net (loss) income (1)	(198)	(1,114)	(1,235)	572
________________________________________________________________________________________________________________________________________
(1)Included in Net (loss) income are realized and unrealized earnings and losses in investments in unconsolidated investment funds and realized earnings and losses from sales of real estate projects in investments in unconsolidated subsidiaries. These realized and unrealized earnings and losses are not included in Revenue and Operating income (loss).

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Long-Term Debt and Short-Term Borrowings
Long-Term Debt
Long-term debt consists of the following (dollars in millions):

	June 30, 2024	December 31, 2023
Senior term loans due in 2028	$743	$755
5.950% senior notes due in 2034, net of unamortized discount	977	976
4.875% senior notes due in 2026, net of unamortized discount	599	599
5.500% senior notes due in 2029, net of unamortized discount	496	—
2.500% senior notes due in 2031, net of unamortized discount	495	494
Total long-term debt	3,310	2,824
Less: current maturities of long-term debt	28	9
Less: unamortized debt issuance costs	10	11
Total long-term debt, net of current maturities	$3,272	$2,804
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €366.5 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350.0 million, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross currency swap to hedge the associated foreign currency exposure related to this transaction. The fair value of the derivative instrument was immaterial as of June 30, 2024 and December 31, 2023.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) the Term SOFR rate for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of June 30, 2024, we had (i) $392.1 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $348.3 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2023 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2024.

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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indentures governing our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreement. The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of June 30, 2024.
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
The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2024.
As of June 30, 2024, $940.0 million was outstanding under the Revolving Credit Agreement. $10.0 million of letters of credit were outstanding as of June 30, 2024. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120.0 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20.0 million, that matures on March 31, 2027. As of June 30, 2024, no amount was outstanding under this revolving credit facility.
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
Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Operating lease assets	$1,032	$1,030
Financing	Other assets, net	210	210
Total leased assets		$1,242	$1,240
Liabilities
Current:
Operating	Operating lease liabilities	$244	$242
Financing	Other current liabilities	36	36
Non-current:
Operating	Non-current operating lease liabilities	1,091	1,089
Financing	Other liabilities	75	72
Total lease liabilities		$1,446	$1,439
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in millions):

	Six Months Ended June 30,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$66	$71
Right-of-use assets obtained in exchange for new financing lease liabilities	30	25
Other non-cash increases (decreases) in operating lease right-of-use assets (1)	45	(38)
Other non-cash decrease in financing lease right-of-use assets (1)	(5)	—
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $42.9 billion at June 30, 2024, of which $39.5 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2024 and December 31, 2023, CBRE MCI had $150.0 million and $140.0 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $60.4 million and $67.4 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $2.1 billion (including $505.7 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2024.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both June 30, 2024 and December 31, 2023, CBRE Capital Markets had posted a $5.0 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $254.7 million as of June 30, 2024, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $155.0 million as of June 30, 2024 referred to in the preceding paragraphs represented the majority of the $254.7 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $196.5 million as of June 30, 2024, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $196.5 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of June 30, 2024, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of June 30, 2024 and December 31, 2023, outstanding performance and payment bonds approximated $988.5 million and $241.8 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of June 30, 2024 and December 31, 2023, we had short-term deferred and contingent consideration of $267.6 million and $264.1 million, respectively, which was included within Accounts payable and accrued expenses, and long-term deferred and contingent consideration of $271.3 million and $266.1 million, respectively, which was included within Other liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indirect Taxes: U.S. Sales and Use Tax Liability
The company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Such taxes are collected from clients and remitted to the respective states. From time to time, we are audited by those states and may incur settlements, interest charges and penalties. As of June 30, 2024 and December 31, 2023, we had reserves of $24.2 million and $3.2 million, respectively, for sales and use taxes. The increase in accrual, recorded in second quarter of 2024, was related to closure of certain ongoing state audits. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, the company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and will adjust its estimated liability as new information becomes available in the future.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest up to 2.0% of the equity in a particular fund. As of June 30, 2024, we had aggregate future commitments of $157.9 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our own account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $168.0 million and $68.7 million to consolidated and unconsolidated projects, respectively, as of June 30, 2024.
Also refer to Note 15 for the Telford Fire Safety Remediation provision.
11.    Income Taxes
Our provision for income taxes on a consolidated basis was $32.2 million for the three months ended June 30, 2024 as compared to a provision for income taxes of $55.4 million for the three months ended June 30, 2023. The decrease of $23.2 million is primarily related to a decrease in earnings. Our effective tax rate decreased to 18.5% for the three months ended June 30, 2024 from 21.2% for the three months ended June 30, 2023.
Our provision for income taxes on a consolidated basis was $3.4 million for the six months ended June 30, 2024 as compared to a provision for income taxes of $84.0 million for the six months ended June 30, 2023. The decrease of $80.6 million is primarily related to a decrease in earnings and the reversal of unrecognized tax positions. Our effective tax rate decreased to 1.1% for the six months ended June 30, 2024 from 20.1% for the six months ended June 30, 2023.
Our effective tax rate for the three and six months ended June 30, 2024 were different than the U.S. federal statutory tax rate of 21.0% primarily due to the reversal of unrecognized tax positions, U.S. state taxes, and favorable permanent book tax differences.
As of June 30, 2024 and December 31, 2023, the company had gross unrecognized tax benefits of $343.1 million and $413.5 million, respectively. The decrease of $70.4 million primarily relates to an audit closure and the expiration of statute of limitations in various tax jurisdictions.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.    Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$130	$201	$256	$318
Weighted average shares outstanding for basic income per share	306,745,116	310,857,203	306,276,871	310,662,324
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.42	$0.65	$0.84	$1.02

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$130	$201	$256	$318
Weighted average shares outstanding for basic income per share	306,745,116	310,857,203	306,276,871	310,662,324
Dilutive effect of contingently issuable shares	1,290,095	3,425,044	1,992,169	4,159,291
Weighted average shares outstanding for diluted income per share	308,035,211	314,282,247	308,269,040	314,821,615
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.42	$0.64	$0.83	$1.01
For the three and six months ended June 30, 2024, 983,949 and 693,772, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
For the three and six months ended June 30, 2023, 1,433,176 and 988,371, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
On November 19, 2021, our board of directors authorized a program for the repurchase of up to $2.0 billion of our Class A common stock over five years (the 2021 program). On August 18, 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under this program to a total of $4.0 billion. We did not repurchase any of our common stock during the three months ended March 31, 2024 under the 2021 program. During the three months ended June 30, 2024, we repurchased 554,741 shares of our common stock with an average price of $87.25 per share using cash on hand for an aggregate of $48.4 million under the 2021 program. As of June 30, 2024, we had approximately $1.4 billion of capacity remaining under the 2021 program. During the three months ended March 31, 2023, we repurchased 1,368,173 shares of our common stock using cash on hand for an aggregate of $114.2 million. We did not repurchase any of our common stock during the three months ended June 30, 2023 under the 2021 program.

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
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended June 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,127	$—	$—	$4,127
Project management	—	1,817	—	—	1,817
Advisory leasing	884	—	—	—	884
Advisory sales	386	—	—	—	386
Property management	555	—	—	(3)	552
Valuation	184	—	—	—	184
Commercial mortgage origination (1)	44	—	—	—	44
Loan servicing (2)	22	—	—	—	22
Investment management	—	—	149	—	149
Development services	—	—	80	—	80
Topic 606 Revenue	2,075	5,944	229	(3)	8,245
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	81	—	—	—	81
Loan servicing	62	—	—	—	62
Development services (3)	—	—	3	—	3
Total Out of Scope of Topic 606 Revenue	143	—	3	—	146
Total Revenue	$2,218	$5,944	$232	$(3)	$8,391

	Three Months Ended June 30, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,687	$—	$—	$3,687
Project management	—	1,739	—	—	1,739
Advisory leasing	814	—	—	—	814
Advisory sales	398	—	—	—	398
Property management	481	—	—	(4)	477
Valuation	180	—	—	—	180
Commercial mortgage origination (1)	32	—	—	—	32
Loan servicing (2)	18	—	—	—	18
Investment management	—	—	151	—	151
Development services	—	—	103	—	103
Topic 606 Revenue	1,923	5,426	254	(4)	7,599
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	58	—	—	—	58
Loan servicing	61	—	—	—	61
Development services (3)	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	119	—	2	—	121
Total Revenue	$2,042	$5,426	$256	$(4)	$7,720

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$8,193	$—	$—	$8,193
Project management	—	3,560	—	—	3,560
Advisory leasing	1,624	—	—	—	1,624
Advisory sales	712	—	—	—	712
Property management	1,051	—	—	(9)	1,042
Valuation	351	—	—	—	351
Commercial mortgage origination (1)	73	—	—	—	73
Loan servicing (2)	42	—	—	—	42
Investment management	—	—	298	—	298
Development services	—	—	158	—	158
Topic 606 Revenue	3,853	11,753	456	(9)	16,053
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	146	—	—	—	146
Loan servicing	123	—	—	—	123
Development services (3)	—	—	4	—	4
Total Out of Scope of Topic 606 Revenue	269	—	4	—	273
Total Revenue	$4,122	$11,753	$460	$(9)	$16,326

	Six Months Ended June 30, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$7,367	$—	$—	$7,367
Project management	—	3,397	—	—	3,397
Advisory leasing	1,523	—	—	—	1,523
Advisory sales	765	—	—	—	765
Property management	945	—	—	(8)	937
Valuation	345	—	—	—	345
Commercial mortgage origination (1)	57	—	—	—	57
Loan servicing (2)	35	—	—	—	35
Investment management	—	—	299	—	299
Development services	—	—	177	—	177
Topic 606 Revenue	3,670	10,764	476	(8)	14,902
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	104	—	—	—	104
Loan servicing	121	—	—	—	121
Development services (3)	—	—	4	—	4
Total Out of Scope of Topic 606 Revenue	225	—	4	—	229
Total Revenue	$3,895	$10,764	$480	$(8)	$15,131
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
Contract Assets and Liabilities
We had contract assets totaling $545.2 million ($453.6 million of which was current) and $517.4 million ($442.9 million of which was current) as of June 30, 2024 and December 31, 2023, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We had contract liabilities totaling $311.0 million (all of which was current) and $304.3 million ($297.6 million of which was current) as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, we recognized revenue of $57.8 million and $189.7 million, respectively, that was included in the contract liability balance at December 31, 2023. The majority of contract liabilities are recognized as revenue within 90 days.
14.    Segments
Summarized financial information by segment is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Advisory Services	$2,218	$2,042	$4,122	$3,895
Global Workplace Solutions	5,944	5,426	11,753	10,764
Real Estate Investments	232	256	460	480
Corporate, other and eliminations (1)	(3)	(4)	(9)	(8)
Total revenue	$8,391	$7,720	$16,326	$15,131

Segment Operating Profit
Advisory Services	$344	$315	$606	$585
Global Workplace Solutions	258	233	490	462
Real Estate Investments	10	33	44	165
Total reportable segment operating profit	$612	$581	$1,140	$1,212
________________________________________________________________________________________________________________________________________
(1)Eliminations represent revenue from transactions with other operating segments. See Note 13.
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to CBRE Group, Inc.	$130	$201	$256	$318
Net income attributable to non-controlling interests	12	5	34	13
Net income	142	206	290	331
Adjustments to increase (decrease) net income:
Depreciation and amortization	161	155	319	316
Interest expense, net of interest income	63	43	99	71
Provision for income taxes	32	55	3	84
Costs associated with efficiency and cost-reduction initiatives	67	3	97	141
Charges related to indirect tax settlement	13	—	13	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1	(1)	15	6
Costs incurred related to legal entity restructuring	—	—	2	—
Integration and other costs related to acquisitions (1)	13	36	8	54
Corporate and other loss, including eliminations	120	84	294	209
Total reportable segment operating profit	$612	$581	$1,140	$1,212
________________________________________________________________________________________________________________________________________
(1)During the first quarter of 2024, we incurred integration and other costs related to acquisitions of $17.5 million in deal and integration costs, offset by reversal of $21.7 million in previously recognized transaction-related bonus expense due to change in estimate.
Our chief operating decision maker (CODM) is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
United States	$4,670	$4,211	$9,092	$8,356
United Kingdom	1,195	1,056	2,280	2,051
All other countries	2,526	2,453	4,954	4,724
Total revenue	$8,391	$7,720	$16,326	$15,131
On June 24, 2024, we announced plans to combine our project management business with our Turner & Townsend subsidiary and expect this transaction to close early 2025. We intend to organize our operations around, and publicly report our financial results on, four reportable segments in 2025. For the remainder of 2024, we will continue to report our financial results under our existing reportable segments given this is how the CODM currently manages the business.
15.     Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $185.2 million (of which $92.7 million was current) and $192.1 million (of which $82.2 million was current) as of June 30, 2024 and December 31, 2023, respectively, related to the remediation efforts. The balance decreased as of June 30, 2024 primarily due to the movement of foreign exchange rates and certain costs incurred for work performed so far this year.
There were no significant adjustments made during the three and six months ended June 30, 2024 related to the Telford Fire Safety Remediation provision. Management obtained additional fire safety assessments, reviewed various inputs and assumptions, including bids from subcontractors, and believes the above balance remains our best estimate of future losses associated with overall remediation efforts.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
16.     Restructuring Activities
The company continued to execute various restructuring activities during the second quarter of 2024 to simplify management and workforce structure and improve efficiencies in its operations. The following tables present the detail of expenses incurred during the three and six months ended June 30, 2024 (dollars in millions):
The following tables present the detail of expenses incurred by segment (dollars in millions):

	Three Months Ended June 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$—	$30	$—	$21	$51
Professional fees and other	—	—	—	37	37
Total	$—	$30	$—	$58	$88

	Six Months Ended June 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$—	$30	$—	$50	$80
Professional fees and other	—	—	—	39	39
Total	$—	$30	$—	$89	$119

	Six Months Ended June 30, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$19	$30	$13	$3	$65
Lease exit costs	39	1	5	1	46
Professional fees and other	6	19	4	1	30
Subtotal	64	50	22	5	141
Depreciation expense	6	—	3	—	9
Total	$70	$50	$25	$5	$150
Of the total expenses above, $2.3 million were incurred during the three months ended June 30, 2023 and the remaining $147.2 million were incurred during the three months ended March 31, 2023.
The following table shows ending liability balances associated major cash-based charges (dollars in millions):

	Employee separation benefits	Professional fees and other
Balance at December 31, 2023	$13	$—
Expense incurred	80	26
Payments made	(59)	(5)
Balance at June 30, 2024	$34	$21
We expect these restructuring activities to be substantially completed by the end of fiscal year 2024.
Ending balance related to employee separation benefits is included in “Compensation and employee benefits payable” in the accompanying consolidated balance sheets. Of the total charges incurred, $17.4 million is included within the “Cost of revenue” line item and $62.5 million is included in the “Operating, administrative, and other” line item in the accompanying consolidated statement of operations for the six months ended June 30, 2024.
Ending balance related to professional fees and other is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The majority of charges are included within the “Operating, administrative, and other” line item in the accompanying consolidated statement of operations for the six months ended June 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three and six months ended June 30, 2024 should be read in conjunction with our consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K (2023 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Business Environment
The overall operating environment for commercial real estate is improving. While the borrowing costs are still high, liquidity has improved across multiple sources of funding amid lower interest rate volatility. The decline in investment sales slowed in the second quarter. Capital has begun to return to real estate, and pipelines suggest increased opportunities to harvest gains from real estate development and investment management portfolios. Office leasing markets have continued to improve reflecting a resilient economy, coupled with many occupiers moving forward with expansion plans.
Capital Allocation
We invested approximately $339.3 million in the quarter in M&A and share repurchases, most notably our acquisition of a firm that specializes in delivering highly specialized facilities management services to data center owners and operators, while maintaining substantial liquidity to finance future growth. In the quarter, the company announced plans to combine its project management business with its Turner & Townsend subsidiary. The combined business, which the company will report as a separate business segment beginning in 2025, will create a premier provider of project, program and cost management services with more than 20,000 employees serving clients in over 60 countries.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue:
Net revenue:
Facilities management	$1,697	20.2%	$1,439	18.6%	$3,249	19.9%	$2,834	18.7%
Property management	532	6.3%	460	5.9%	1,004	6.1%	901	6.0%
Project management	850	10.1%	766	9.9%	1,640	10.0%	1,501	9.9%
Valuation	184	2.2%	180	2.3%	351	2.1%	345	2.3%
Loan servicing	84	1.0%	79	1.0%	165	1.0%	156	1.0%
Advisory leasing	884	10.5%	814	10.5%	1,624	9.9%	1,523	10.1%
Capital markets:
Advisory sales	386	4.6%	398	5.2%	712	4.4%	765	5.1%
Commercial mortgage origination	125	1.5%	90	1.2%	219	1.3%	161	1.1%
Investment management	149	1.8%	151	2.0%	298	1.8%	299	2.0%
Development services	83	1.0%	105	1.4%	162	1.0%	181	1.2%
Corporate, other and eliminations	(3)	0.0%	(4)	0.0%	(9)	(0.1)%	(8)	(0.1)%
Total net revenue	4,971	59.2%	4,478	58.0%	9,415	57.4%	8,658	57.3%
Pass-through costs also recognized as revenue	3,420	40.8%	3,242	42.0%	6,911	42.6%	6,473	42.7%
Total revenue	8,391	100.0%	7,720	100.0%	16,326	100.0%	15,131	100.0%
Costs and expenses:
Cost of revenue	6,793	81.0%	6,179	80.0%	13,268	81.2%	12,186	80.5%
Operating, administrative and other	1,191	14.2%	1,089	14.1%	2,302	14.1%	2,297	15.2%
Depreciation and amortization	161	1.9%	155	2.0%	319	2.0%	316	2.1%
Total costs and expenses	8,145	97.1%	7,423	96.1%	15,889	97.3%	14,799	97.8%
Gain on disposition of real estate	—	0.0%	9	0.1%	13	0.1%	12	0.1%
Operating income	246	2.9%	306	4.0%	450	2.8%	344	2.3%
Equity (loss) income from unconsolidated subsidiaries	(15)	(0.2)%	(8)	(0.1)%	(73)	(0.4)%	134	0.9%
Other income	6	0.1%	6	0.1%	15	0.1%	8	0.1%
Interest expense, net of interest income	63	0.7%	43	0.6%	99	0.7%	71	0.5%
Income before provision for income taxes	174	2.1%	261	3.4%	293	1.8%	415	2.8%
Provision for income taxes	32	0.4%	55	0.7%	3	0.0%	84	0.6%
Net income	142	1.7%	206	2.7%	290	1.8%	331	2.2%
Less: Net income attributable to non-controlling interests	12	0.2%	5	0.1%	34	0.2%	13	0.1%
Net income attributable to CBRE Group, Inc.	$130	1.5%	$201	2.6%	$256	1.6%	$318	2.1%

Core EBITDA	$505	6.0%	$504	6.5%	$930	5.7%	$1,036	6.8%
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
We reported consolidated net income of $130.0 million for the quarter, a decrease of 35.5% from $201.4 million in the same period in 2023. Over the same time period, revenue rose 8.7% to $8.4 billion.
The revenue increase reflected an increase across all lines of businesses in the Advisory Services segment, except sales, with strong growth in leasing, commercial mortgage origination, and property management, as well as continued strong growth in the Global Workplace Solutions (GWS) segment. Overall, revenue from our Resilient Businesses (comprised of facilities management, project management, property management, loan servicing, asset management fees in our investment management business and valuations), which generally grow across market cycles, increased approximately 9.5% in the quarter. Our Transactional Businesses (sales, leasing, mortgage origination, carried interest and incentive fees in our investment management business, and development fees), which are subject to market cycles, saw revenue edge up 5.2% in the quarter. Higher interest rates continued to weigh on property sales in the Advisory Services segment and investment and development activities in the Real Estate Investments (REI) segment, both of which are sensitive to market cycles.
Foreign currency translation had a 0.7% negative impact on revenue, reflecting the weakness in the Argentina peso and Japanese yen, partially offset by strength in the British pound sterling.
Cost of revenue increased 9.9% during the quarter due to higher pass-through costs, higher compensation, and higher indirect reimbursed costs. Foreign currency translation had a 0.8% positive impact on total cost of revenue. Cost of revenue increased to 81.0% of total revenue from 80.0% in the second-quarter 2023, driven by higher cost to support growth in GWS revenues and a decline of higher-margin property sales in our Advisory Services segment.
Operating, administrative and other expenses increased by 9.3%, primarily due to $80.3 million of restructuring charges (employee separation benefits, contract termination fees, consulting charges, etc.) and indirect tax settlement accrual in the second quarter of 2024 versus $3.0 million recorded in the same period in the prior year. In addition, we recorded higher incentive compensation expense than the same quarter in the prior year to align with improved business performance. Foreign currency translation had a 0.4% positive impact on total operating, administrative and other expenses during the quarter. Operating expenses as a percentage of revenue slightly increased to 14.2% in the second-quarter 2024 from 14.1% in the 2023 quarter, reflecting higher operating expenses related to restructuring charges.
Depreciation and amortization expense increased by 4.4% during the quarter, reflecting higher amortization expense related to intangibles from recent acquisitions such as J&J Worldwide Services.
We incurred an equity loss of $14.9 million versus an equity loss of $7.5 million in last year’s second quarter. This was mainly due to higher unrealized losses related to our non-core strategic equity investment in Altus Power, Inc. (Altus) this quarter.
Interest expense, net of interest income, increased by 45.6%, compared with the second-quarter 2023. This increase was primarily due to the impact of higher interest rates, increased borrowings on the revolving credit facilities, and the issuance of new debt in 2024 and in late second-quarter 2023.
Our provision for income taxes on a consolidated basis was $32.2 million for the three months ended June 30, 2024 as compared to a provision for income taxes of $55.4 million for the three months ended June 30, 2023. The decrease of $23.2 million is primarily related to a decrease in earnings. Our effective tax rate decreased to 18.5% for the three months ended June 30, 2024 from 21.2% for the three months ended June 30, 2023. Our effective tax rate for the three months ended June 30, 2024 was different than the U.S. federal statutory tax rate of 21.0%, primarily due to U.S. state taxes and favorable permanent book tax differences.
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
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
We reported consolidated net income of $256.2 million for the six months ended June 30, 2024 on revenue of $16.3 billion as compared to consolidated net income of $318.3 million on revenue of $15.1 billion for the six months ended June 30, 2023.
The revenue increase reflected growth in leasing activity, particularly for office space, commercial mortgage origination, property management, loan servicing, and continued strong growth in the GWS segment. High interest rates continued to weigh on property sales in the Advisory Services segment and investment and development activities in the REI segment, both of which are sensitive to market cycles. Overall, revenue from our Resilient Businesses increased 8.8% for the period. Our Transactional Businesses saw revenue edge up 3.5%.

Foreign currency translation had a 0.3% negative impact on total revenue during the six months ended June 30, 2024, primarily driven by weakness in the Argentina peso and Japanese yen, partially offset by strength in the British pound sterling.
Cost of revenue increased 8.9% during the six months ended June 30, 2024 as compared to the same period in 2023 due to higher pass-through costs, higher compensation, and higher indirect reimbursed costs. Foreign currency translation had a 0.2% positive impact on total cost of revenue. Cost of revenue increased to 81.2% of total revenue from 80.5%, driven by higher cost to support growth in GWS revenues and a decline of high-margin property sales in our Advisory Services segment.
Operating, administrative and other expenses were relatively flat as compared to the same period last year. The company incurred approximately $109.6 million in restructuring and indirect tax settlement related charges this year. This was partially offset by bonus expense reversal as part of the restructuring activities and lower bonus expense related to the REI segment to align with overall expected segment performance. Foreign currency translation had a 0.1% positive impact on total operating expenses during the six months ended June 30, 2024. Operating expenses as a percentage of revenue decreased to 14.1% from 15.2%, given operating expenses were relatively flat and the overall revenue grew.
Depreciation and amortization expense increased by 0.9% during the six months ended June 30, 2024 as compared to the same period in 2023, reflecting higher accelerated depreciation expense on certain assets as part of the cost savings initiative and increased amortization expense on intangibles related to the J&J acquisition.
We incurred an equity loss of $73.2 million versus equity income of $134.2 million during the six months ended June 30, 2024 as compared to the same period in 2023. This was mainly due to an unusually large development asset disposition in first-quarter 2023 that did not recur in 2024. In addition, we recorded higher unrealized loss related to our non-core strategic equity investment in Altus Power, Inc. (Altus).
Other income increased to $15.3 million from $8.1 million, reflecting positive fair value adjustments on certain financial instruments related to our investment in Industrious this year as compared to the same period last year.
Interest expense, net of interest income, increased by 38.7% for the six months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily due to the impact of higher interest rates, increased borrowings on the revolving credit facilities, and the issuance of new debt during the first quarter of 2024 and in late second-quarter 2023.
Our provision for income taxes on a consolidated basis was $3.4 million for the six months ended June 30, 2024 as compared to a provision for income taxes of $84.0 million for the six months ended June 30, 2023. The decrease of $80.6 million is primarily related to a decrease in earnings and the reversal of unrecognized tax positions. Our effective tax rate decreased to 1.1% for the six months ended June 30, 2024 from 20.1% for the six months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the reversal of unrecognized tax positions, U.S. state taxes, and favorable permanent book tax differences.
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

Segment Operations
On June 24, 2024, we announced plans to combine our project management business with our Turner & Townsend subsidiary and expect this transaction to close early 2025. We intend to organize our operations around, and publicly report our financial results on, four reportable segments in 2025. For the remainder of 2024, we will continue to report our financial results under our existing reportable segments given this is how the chief operating decision maker currently manages the business.
As of June 30, 2024, we organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments.
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

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue:
Net revenue:
Property management	$532	24.0%	$460	22.5%	$1,004	24.3%	$901	23.1%
Valuation	184	8.3%	180	8.8%	351	8.5%	345	8.9%
Loan servicing	84	3.8%	79	3.9%	165	4.0%	156	4.0%
Advisory leasing	884	39.9%	814	39.9%	1,624	39.5%	1,523	39.2%
Capital markets:
Advisory sales	386	17.4%	398	19.5%	712	17.3%	765	19.6%
Commercial mortgage origination	125	5.6%	90	4.4%	219	5.3%	161	4.1%
Total segment net revenue	2,195	99.0%	2,021	99.0%	4,075	98.9%	3,851	98.9%
Pass-through costs also recognized as revenue	23	1.0%	21	1.0%	47	1.1%	44	1.1%
Total segment revenue	2,218	100.0%	2,042	100.0%	4,122	100.0%	3,895	100.0%
Costs and expenses:
Cost of revenue	1,359	61.3%	1,234	60.4%	2,507	60.9%	2,360	60.6%
Operating, administrative and other	515	23.2%	498	24.4%	1,012	24.5%	1,021	26.2%
Depreciation and amortization	63	2.9%	72	3.5%	132	3.2%	150	3.9%
Total costs and expenses	1,937	87.4%	1,804	88.3%	3,651	88.6%	3,531	90.7%
Operating income	281	12.6%	238	11.7%	471	11.4%	364	9.3%
Equity income from unconsolidated subsidiaries	—	0.0%	1	0.1%	1	0.0%	3	0.1%
Other income	—	0.0%	2	0.1%	2	0.1%	4	0.1%
Add-back: Depreciation and amortization	63	2.9%	72	3.5%	132	3.2%	150	3.9%
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	2	0.1%	—	0.0%	64	1.6%
Segment operating profit and segment operating profit on revenue margin	$344	15.5%	$315	15.5%	$606	14.7%	$585	15.0%
Segment operating profit on net revenue margin		15.7%		15.6%		14.9%		15.2%
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue increased 8.6% during the quarter. Global leasing revenue rose 8.7%, driven by Americas which grew 12.4%, including 13.3% in the United States and Asia-Pacific (APAC), which grew 2.8%, with solid growth across most of the region. Property sales revenue was down 3.1%, reflecting continued high interest rates and difficult credit conditions. The company’s loan origination business benefited from 20% higher loan origination fees driven by increased refinancing activity from debt funds and a significant increase in interest earnings on escrow balances. Property management also grew solidly, fueled by the onboarding of the Brookfield 65 million sq. ft. U.S. office portfolio. Foreign currency translation had a 0.7% negative impact on total revenue during the quarter, primarily driven by weakness in the Japanese yen, partially offset by strength in the British pound sterling.
Cost of revenue increased 10.1%, primarily reflecting business growth, higher pass-through costs in property management, higher professional compensation as bonuses reset and higher commission expense due to producers entering higher commission tranches. Foreign currency translation had a 0.7% positive impact on total cost of revenue. Cost of revenue increased to 61.3% of total revenue from 60.4% in the 2023 second-quarter, primarily due to producers earning commission at higher tranches and increased pass through costs related to growth in the property management line of business.

Operating, administrative and other expenses increased by 3.4%, primarily due to incentive compensation expense reset in the current quarter to align with business performance. Foreign currency translation had a 0.5% positive impact on total operating expenses.
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
For the three months ended June 30, 2024, MSRs contributed $23.3 million to operating income, offset by $33.5 million of amortization of related intangible assets. The MSR contribution to second-quarter 2023 operating income was $21.1 million and amortization totaled $37.1 million.
Depreciation and amortization expense decreased 11.1% primarily due to lower amortization of mortgage servicing rights as described above.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue increased 5.8% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Global leasing revenue rose 6.6%, driven by Americas which grew 8.3%, including 9.5% in the United States and APAC, which grew 5.3%, with solid growth across most of the region. Property sales revenue was down 7.0%, reflecting continued high interest rates and difficult credit conditions. The company’s loan origination business benefited from higher loan fees and a significant increase in interest earnings on escrow balances. Property management also grew solidly and was up 11.5%. Foreign currency translation had a 0.4% negative impact on total revenue during the six months ended June 30, 2024, primarily driven by weakness in Japanese yen, partially offset by strength in the British pound sterling.
Cost of revenue increased 6.2%, primarily reflecting business growth, higher pass-through costs, higher professional compensation and higher commission expense. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue slightly increased to 60.9% of total revenue from 60.6% for the same period in 2023.
Operating, administrative and other expenses slightly decreased by 0.9% for the six months ended June 30, 2024 as compared to the same period in 2023. The Advisory Services segment recorded significant restructuring expenses during the six months ended June 30, 2023, as the segment went through rapid cost take out that did not recur this year at the same rate. Foreign currency translation also had a 0.2% positive impact on total operating expenses.
For the six months ended June 30, 2024, MSRs contributed $35.9 million to operating income, offset by $68.0 million of amortization of related intangible assets. For the six months ended June 30, 2023, MSRs contributed $37.8 million to operating income, offset by $73.7 million of amortization of related intangible assets. The decline was associated with lower origination activity given the higher cost of debt.
Depreciation and amortization expense decreased 11.9% primarily due to lower amortization of mortgage servicing rights as described above and due to accelerated depreciation expense recorded during the six months ended June 30, 2023, as part of cost savings initiatives that did not recur this year.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions (GWS) operating segment for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue:
Net revenue:
Facilities management	$1,697	28.6%	$1,439	26.5%	$3,249	27.6%	$2,834	26.3%
Project management	850	14.3%	766	14.1%	1,640	14.0%	1,501	14.0%
Total segment net revenue	2,547	42.9%	2,205	40.6%	4,889	41.6%	4,335	40.3%
Pass-through costs also recognized as revenue	3,397	57.1%	3,221	59.4%	6,864	58.4%	6,429	59.7%
Total segment revenue	5,944	100.0%	5,426	100.0%	11,753	100.0%	10,764	100.0%
Costs and expenses:
Cost of revenue	5,377	90.4%	4,897	90.3%	10,656	90.7%	9,740	90.5%
Operating, administrative and other	354	6.0%	307	5.6%	651	5.5%	629	5.8%
Depreciation and amortization	81	1.4%	65	1.2%	152	1.3%	129	1.2%
Total costs and expenses	5,812	97.8%	5,269	97.1%	11,459	97.5%	10,498	97.5%
Operating income	132	2.2%	157	2.9%	294	2.5%	266	2.5%
Equity income from unconsolidated subsidiaries	3	0.0%	—	0.0%	4	0.0%	—	0.0%
Other (loss) income	(1)	0.0%	2	0.0%	2	0.0%	2	0.0%
Add-back: Depreciation and amortization	81	1.4%	65	1.2%	152	1.3%	129	1.2%
Adjustments:
Integration and other costs related to acquisitions (1)	13	0.2%	8	0.1%	8	0.1%	15	0.1%
Costs associated with efficiency and cost-reduction initiatives	30	0.5%	1	0.1%	30	0.3%	50	0.5%
Segment operating profit and segment operating profit on revenue margin	$258	4.3%	$233	4.3%	$490	4.2%	$462	4.3%
Segment operating profit on net revenue margin		10.1%		10.6%		10.0%		10.7%
________________________________________________________________________________________________________________________________________
(1)During the first quarter of 2024, we incurred integration and other costs related to acquisitions of $17.5 million in deal and integration costs, offset by reversal of $21.7 million in previously recognized transaction-related bonus expense due to change in estimate.
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue increased 9.5%, reflecting a double-digit increase in facilities management, led by the Local business and growth in project management due to continued strong growth from Turner & Townsend. Foreign currency translation had a 0.8% negative impact on total revenue during the quarter, primarily driven by weakness in the Argentina peso, partially offset by strength in the British pound sterling.
Cost of revenue increased 9.8%, driven by higher pass-through costs and increased professional compensation. Foreign currency translation had a 0.8% positive impact on total cost of revenue. Cost of revenue was 90.4% of total revenue, slightly changed from 90.3% in second-quarter 2023.
Operating, administrative and other expenses increased 15.6%, primarily due to restructuring and severance charges related to cost savings initiatives this quarter. Foreign currency translation had a 0.5% positive impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 23.2% reflecting higher amortization expense related to intangibles from recent acquisitions such as J&J Worldwide Services.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue increased 9.2% for the six months ended June 30, 2024 as compared to the same period in 2023, reflecting a double-digit increase in facilities management, led by the Local business and growth in project management due to continued strong growth from Turner & Townsend. Foreign currency translation had a 0.2% negative impact on total revenue, primarily driven by weakness in the Argentina peso, partially offset by strength in the British pound sterling.
Cost of revenue increased 9.4%, driven by higher pass-through costs, higher indirect reimbursed costs, and increased professional compensation to support the growth in the business. Foreign currency translation had a 0.3% positive impact on total cost of revenue. Cost of revenue was 90.7% of total revenue, slightly changed from 90.5% for the six months ended June 30, 2023, primarily due to a slight shift in composition of revenue with more revenue coming from facilities management, supported by the J&J acquisition, which generally has lower margin as compared to project management.
Operating, administrative and other expenses increased 3.5%, primarily due to restructuring charges incurred related to cost savings initiatives and the inclusion of J&J’s operating results since acquisition at the end of February 2024. Foreign currency translation also had a 0.3% positive impact on total operating expenses during the six months ended June 30, 2024.
Depreciation and amortization expense increased 17.6% primarily due to increased amortization expense on intangibles related to the J&J and certain other in-fill acquisitions.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue:
Investment management	$149	64.2%	$151	59.2%	$298	64.7%	$299	62.3%
Development services	83	35.8%	105	40.8%	162	35.3%	181	37.7%
Total segment revenue	232	100.0%	256	100.0%	460	100.0%	480	100.0%
Costs and expenses:
Cost of revenue	57	24.7%	51	20.1%	100	21.8%	90	18.8%
Operating, administrative and other	169	72.6%	177	69.0%	357	77.6%	428	89.4%
Depreciation and amortization	3	1.4%	3	1.1%	7	1.4%	10	2.0%
Total costs and expenses	229	98.7%	231	90.2%	464	100.8%	528	110.2%
Gain on disposition of real estate	—	0.0%	9	3.6%	13	2.9%	12	2.7%
Operating income (loss)	3	1.3%	34	13.4%	9	2.1%	(36)	(7.5)%
Equity income (loss) from unconsolidated subsidiaries	4	1.9%	(3)	(1.3)%	15	3.2%	163	34.0%
Other (loss) income	(1)	(0.8)%	—	0.0%	(2)	(0.3)%	—	0.0%
Add-back: Depreciation and amortization	3	1.4%	3	1.1%	7	1.4%	10	2.0%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1	0.5%	(1)	(0.2)%	15	3.3%	6	1.4%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	—	0.0%	—	0.0%	22	4.4%
Segment operating profit and segment operating profit on revenue margin	$10	4.3%	$33	13.0%	$44	9.7%	$165	34.3%
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue decreased 9.2% for the current quarter. This reflected lower development and construction fees, and lower asset management revenue, partially offset by higher carried interest. Foreign currency translation had a negligible impact on total revenue.
Cost of revenue increased 11.5%, and was 24.7% of total revenue – up from 20.1% in the same period in 2023. We incurred higher costs related to real estate development as compared to the same period in 2023 despite a decline in revenue. Foreign currency translation had a 1.3% negative impact on total cost of revenue during the quarter.
Operating, administrative and other expenses decreased 4.5% primarily because of lower profit share expense, partially offset by higher equity incentive compensation expense in the current quarter. Foreign currency translation had a 0.1% positive impact on total operating expenses.
We recorded equity income from unconsolidated subsidiaries of approximately $4.3 million versus equity loss of $3.4 million in the 2023 second quarter, primarily due to higher co-investment returns in investment management. Gain on disposition of real estate decreased by $9.5 million compared with second-quarter 2023 given limited disposition activity.
A roll forward of our AUM by product type for the three months ended June 30, 2024 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at March 31, 2024	$64.2	$70.8	$9.0	$144.0
Inflows	1.6	1.6	0.4	3.6
Outflows	(0.7)	(3.3)	(0.3)	(4.3)
Market depreciation	(0.6)	—	(0.2)	(0.8)
Balance at June 30, 2024	$64.5	$69.1	$8.9	$142.5

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
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue decreased 4.1% for the six months ended June 30, 2024 as compared to the same period in 2023. This reflected lower development and construction fees and lower asset management revenue, partially offset by higher carried interest and incentive fees in investment management. Foreign currency translation had a 0.6% positive impact on total revenue during the six months ended June 30, 2024, primarily driven by strength in the British pound sterling, partially offset by weakness in the Japanese yen.
Cost of revenue increased 11.5% for the six months ended June 30, 2024 as compared to the same period in 2023 due to higher costs incurred on our real estate development and construction projects. Foreign currency translation had a 2.6% negative impact on total cost of revenue during the six months ended June 30, 2024.
Operating, administrative and other expenses decreased 16.6%, primarily due to lower bonus expense to align with overall segment performance, and $21.0 million in charges associated with the company’s efficiency and cost-reduction initiatives incurred during the six months ended June 30, 2023 with no such cost in 2024, partially offset by higher stock incentive compensation expense to align with overall consolidated CBRE performance. Foreign currency translation had a 0.4% negative impact on total operating expenses during the six months ended June 30, 2024.
We recorded equity income from unconsolidated subsidiaries of approximately $14.9 million versus equity income of $163.2 million during the six months ended June 30, 2024 as compared to the same period in 2023, which included an unusually large gain on a development portfolio asset sale. Gain on disposition of real estate increased by $0.8 million compared to the same period in 2023.
A roll forward of our AUM by product type for the six months ended June 30, 2024 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2023	$65.3	$72.8	$9.4	$147.5
Inflows	2.0	3.1	0.5	5.6
Outflows	(1.4)	(4.7)	(0.8)	(6.9)
Market depreciation	(1.4)	(2.1)	(0.2)	(3.7)
Balance at June 30, 2024	$64.5	$69.1	$8.9	$142.5
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
	2024	2023	2024	2023
Elimination of inter-segment revenue	$(3)	$(4)	$(9)	$(8)
Costs and expenses:
Cost of revenue (2)	—	(3)	5	(4)
Operating, administrative and other	153	107	282	219
Depreciation and amortization	14	15	28	27
Total costs and expenses	167	119	315	242
Operating loss	(170)	(123)	(324)	(250)
Equity loss from unconsolidated subsidiaries	(22)	(6)	(93)	(32)
Other income	8	2	13	2
Add-back: Depreciation and amortization	14	15	28	27
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	37	—	67	5
Charges related to indirect tax settlement	13	—	13	—
Costs incurred related to legal entity restructuring	—	—	2	—
Integration and other costs related to acquisitions	—	28	—	39
Segment operating loss	$(120)	$(84)	$(294)	$(209)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 41.7% to $152.7 million for the second quarter of 2024, mainly due to increased charges associated with employee separation and certain one-time charges related to strategic projects. In addition, we recorded higher incentive compensation expense primarily due to a resetting of incentive compensation which had been reduced in prior year's second quarter.
Other (non-core)
We recorded an equity loss of $22.0 million, reflecting the lower value of our investment in publicly traded Altus Power, Inc. (Altus). This compares with a $5.9 million loss in second-quarter 2023, reflecting the market value of our Altus ownership interest. We recorded a positive fair value adjustment on our investment portfolio in Industrious which partially offset the losses from Altus and generated positive other income of $9.5 million.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 28.5% to $281.1 million for the six months ended June 30, 2024, due to increased charges associated with employee separation and certain one-time charges related to strategic projects. In addition, we recorded higher incentive compensation expense primarily due to a resetting of incentive compensation which had been reduced in prior year's second quarter.

Other (non-core)
We recorded equity loss of $92.7 million, reflecting the lower value of our investment in Altus. This compares with a $32.2 million loss during the same period in 2023, reflecting the market value of our Altus ownership interest. We recorded positive fair value adjustment on our investment portfolio in Industrious which partially offset the losses from Altus and generated positive other income of $9.2 million.
Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities. Our expected capital requirements for 2024 include up to $329.1 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2024, we incurred $121.4 million of capital expenditures, net of tenant concessions received. As of June 30, 2024, we had aggregate future commitments of $157.9 million related to co-investments funds in our REI segment, $76.2 million of which is expected to be funded in 2024. Additionally, as of June 30, 2024, we are committed to fund additional capital of $168.0 million and $68.7 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of June 30, 2024, we had $2.7 billion of borrowings available under our revolving credit facilities (under both the Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $927.7 million of cash and cash equivalents.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2024 and December 31, 2023, we had accrued deferred purchase and contingent consideration totaling $538.9 million ($267.6 million of which was a current liability) and $530.2 million ($264.1 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The third, as described in Note 12 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under the 2021 program to a total of $4.0 billion. We did not repurchase any shares of our Class A common stock during the three months ended March 31, 2024. During the three months ended June 30, 2024, we repurchased 554,741 shares of our Class A common stock with an average price of $87.25 per share using cash on hand for an aggregate of $48.4 million. During the period July 1, 2024 thru July 22, 2024, we repurchased 79,879 shares of our Class A common stock with an average price of $87.63 per share using cash on hand for an aggregate of $7.0 million. As of both June 30, 2024 and July 22, 2024, we had $1.4 billion of capacity remaining under the 2021 program.
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
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $204.8 million for the six months ended June 30, 2024 as compared to $755.6 million during the six months ended June 30, 2023. The primary drivers that contributed to the lower usage were as follows: (1) net inflow from working capital; the net positive working capital change was mainly due to lower accounts receivable due to better collection which lagged during the six months ended June 30, 2023, partially offset by lesser outflows related to accounts payable and accrued expenses, (2) lower outflow related to certain real estate development activities given the strained economic conditions, (3) higher non-cash charges for share-based compensation expense, and (4) add back of equity loss from unconsolidated subsidiaries net of lower distribution of income, partially offset by subdued operating performance.
Investing Activities
Net cash used in investing activities totaled $1.3 billion for the six months ended June 30, 2024, an increase of $937.8 million as compared to the six months ended June 30, 2023. The increase was primarily due to the acquisition of J&J Worldwide Services in February 2024 and Direct Line Global in June 2024.
Financing Activities
Net cash provided by financing activities totaled $1.2 billion for the six months ended June 30, 2024 as compared to $1.1 billion for the six months ended June 30, 2023. The increased inflow was primarily driven by net proceeds from the revolver, lower outflow related to share repurchases and deferred purchase considerations, partially offset by higher net distributions to non-controlling interest, lower fixed term debt financing, and increased payment of taxes on equity awards.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €366.5 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350.0 million with weighted average interest rate of 5.7% as of June 30, 2024, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437.5 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
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

Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Balance Sheet Data:
Current assets	$8	$7
Non-current assets	1,735	1,733
Total assets	$1,743	$1,740

Current liabilities	$990	$48
Non-current liabilities (1)	3,752	2,994
Total liabilities (1)	$4,742	$3,042

	Six Months Ended June 30,
	2024	2023
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(1)	(1)
Net loss	(63)	(28)
________________________________________________________________________________________________________________________________________
(1)Includes $1.2 billion and $932.5 million of intercompany loan payables to non-guarantor subsidiaries as of June 30, 2024 and December 31, 2023, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
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
As of June 30, 2024, $940.0 million was outstanding under the Revolving Credit Agreement. $10.0 million of letters of credit were outstanding as of June 30, 2024. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.
In addition, Turner & Townsend maintains a £120.0 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20.0 million, that matures on March 31, 2027. As of June 30, 2024, no amount was outstanding under this revolving credit facility.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2023 Annual Report. There have been no material changes to these policies and estimates as of June 30, 2024.
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
Net revenue is gross revenue less costs largely associated with subcontracted vendor work performed for clients and generally has no margin. Segment operating profit on revenue margin is computed by dividing segment operating profit by revenue and provides a comparable profitability measure against our peers. Segment operating profit on net revenue margin is computed by dividing segment operating profit by net revenue and is a better indicator of the segment’s margin since it does not include the diluting effect of pass-through revenue which generally has no margin.
We use core EBITDA as an indicator of the company’s operating financial performance. Core EBITDA represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to carried interest incentive compensation expense to align with the timing of associated revenue, costs incurred related to legal entity restructuring, efficiency and cost-reduction initiatives, charges related to indirect tax settlement, and integration and other costs related to acquisitions. We believe that investors may find this measure useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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
Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to CBRE Group, Inc.	$130	$201	$256	$318
Net income attributable to non-controlling interests	12	5	34	13
Net income	142	206	290	331
Adjustments:
Depreciation and amortization	161	155	319	316
Interest expense, net of interest income	63	43	99	71
Provision for income taxes	32	55	3	84
Costs associated with efficiency and cost-reduction initiatives	67	3	97	141
Charges related to indirect tax settlement	13	—	13	—
Integration and other costs related to acquisitions (1)	13	36	8	54
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	1	(1)	15	6
Costs incurred related to legal entity restructuring	—	—	2	—
Net fair value adjustments on strategic non-core investments	13	7	84	33
Core EBITDA	$505	$504	$930	$1,036
________________________________________________________________________________________________________________________________________
(1)During the first quarter of 2024, we incurred integration and other costs related to acquisitions of $17.5 million in deal and integration costs, offset by reversal of $21.7 million in previously recognized transaction-related bonus expense due to change in estimate.

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

•the failure by third parties we do business with to comply with service level agreements or regulatory or legal requirements;
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
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our Real Estate Investments (REI) business segment has significant euro and British pound denominated assets under management (AUM), as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions (GWS) business segment also derives significant revenue and earnings in foreign currencies, such as the euro and British pound sterling. Fluctuations in foreign currency exchange rates may continue to produce corresponding changes in our AUM, revenue and earnings.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar.
Our businesses could suffer from adverse effects of high interest rates, a rapid increase in interest rates, limited access to debt capital or liquidity constraints, downturns in general macroeconomic conditions, regulatory or financial market uncertainty, or unforeseen disruptions such as public health crises and geopolitical events like the wars in Ukraine and in the Middle East (or the perception that such disruptions may occur).
During the three and six months ended June 30, 2024, approximately 44.3% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
United States dollar	$4,671	55.7%	$4,220	54.7%	$9,094	55.7%	$8,365	55.3%
British pound sterling	1,195	14.2%	1,056	13.7%	2,280	14.0%	2,051	13.6%
Euro	779	9.3%	722	9.4%	1,496	9.2%	1,380	9.1%
Canadian dollar	251	3.0%	286	3.7%	539	3.3%	580	3.8%
Australian dollar	236	2.8%	220	2.8%	428	2.6%	411	2.7%
Indian rupee	176	2.1%	159	2.1%	355	2.2%	313	2.1%
Chinese yuan	124	1.5%	136	1.8%	231	1.4%	246	1.6%
Japanese yen	104	1.2%	113	1.5%	230	1.4%	229	1.5%
Swiss franc	116	1.4%	100	1.3%	227	1.4%	197	1.3%
Singapore dollar	100	1.2%	101	1.3%	201	1.2%	196	1.3%
Other currencies (1)	639	7.6%	607	7.7%	1,245	7.6%	1,163	7.7%
Total revenue	$8,391	100.0%	$7,720	100.0%	$16,326	100.0%	$15,131	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 44 currencies comprise 7.6% of our revenue for the three months ended June 30, 2024, and approximately 46 currencies comprise 7.7% of our revenue for the three months ended June 30, 2023, respectively. Approximately 46 currencies comprise 7.6% and 7.7% of our revenues for the six months ended June 30, 2024 and 2023, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will positively or negatively impact our reported results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound sterling during the six months ended June 30, 2024, would have increased pre-tax income by $2.2 million. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the euro would have increased pre-tax income by $6.0 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. Historically, we have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. As of June 30, 2024, we did not have any outstanding interest rate swap agreements.
The estimated fair value of our senior term loans was approximately $736.4 million at June 30, 2024. Based on dealers’ quotes, the estimated fair values of our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes were $1.0 billion, $502.2 million, $592.9 million and $415.1 million, respectively, at June 30, 2024.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at June 30, 2024, the net impact of the additional interest cost would be a decrease of $8.4 million on pre-tax income and an increase of $8.4 million in cash used in operating activities for the six months ended June 30, 2024.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of June 30, 2024 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2023 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2023 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended June 30, 2024 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	158,380	$86.63	158,380
May 1, 2024 - May 31, 2024	198,043	87.48	198,043
June 1, 2024 - June 30, 2024	198,318	87.54	198,318
	554,741	$87.25	554,741	$1,418
_______________________________
(1)In November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion under this program, bringing the total authorized amount under the 2021 program to a total of $4.0 billion. During the second quarter of 2024, we repurchased an aggregate of $48.4 million of our common stock under the 2021 program. The remaining $1.4 billion in the table represents the amount available to repurchase shares under the 2021 program as of June 30, 2024.
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
Item 5.    Other Information
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	02/17/2023
10.1	Separation Agreement, dated as of April 4, 2024, by and between CBRE, Inc. and Chandra Dhandapani +	8-K	001-32205	10.1	04/05/2024
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+ Denotes a management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE GROUP, INC.

Date: July 25, 2024	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2024	/s/ LINDSEY S. CAPLAN
Lindsey S. Caplan Chief Accounting Officer (Principal Accounting Officer)