Form 10-Q
period 2024-09-30
CBRE GROUP, INC.
filed 2024-10-24
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at October 21, 2024 was 306,017,984.

FORM 10-Q
September 30, 2024

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,025	$1,265
Restricted cash	132	106
Receivables, less allowance for doubtful accounts of $113 and $102 at September 30, 2024 and December 31, 2023, respectively	6,705	6,370
Warehouse receivables	1,438	675
Contract assets	496	443
Prepaid expenses	361	333
Income taxes receivable	157	159
Other current assets	302	315
Total Current Assets	10,616	9,666
Property and equipment, net of accumulated depreciation and amortization of $1,803 and $1,576 at September 30, 2024 and December 31, 2023, respectively	936	907
Goodwill	5,778	5,129
Other intangible assets, net of accumulated amortization of $2,483 and $2,179 at September 30, 2024 and December 31, 2023, respectively	2,372	2,081
Operating lease assets	1,122	1,030
Investments in unconsolidated subsidiaries (with $930 and $997 at fair value at September 30, 2024 and December 31, 2023, respectively)	1,334	1,374
Non-current contract assets	96	75
Real estate under development	457	300
Non-current income taxes receivable	68	78
Deferred tax assets, net	392	361
Other assets, net	1,674	1,547
Total Assets	$24,845	$22,548
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,851	$3,562
Compensation and employee benefits payable	1,241	1,459
Accrued bonus and profit sharing	1,223	1,556
Operating lease liabilities	229	242
Contract liabilities	329	298
Income taxes payable	75	217
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,422	666
Revolving credit facility	683	—
Other short-term borrowings	4	16
Current maturities of long-term debt	38	9
Other current liabilities	335	218
Total Current Liabilities	9,430	8,243
Long-term debt, net of current maturities	3,277	2,804
Non-current operating lease liabilities	1,205	1,089
Non-current income taxes payable	—	30
Non-current tax liabilities	155	157
Deferred tax liabilities, net	253	255
Other liabilities	969	903
Total Liabilities	15,289	13,481
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 306,010,388 and 304,889,140 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,584	9,188
Accumulated other comprehensive loss	(895)	(924)
Total CBRE Group, Inc. Stockholders’ Equity	8,692	8,267
Non-controlling interests	864	800
Total Equity	9,556	9,067
Total Liabilities and Equity	$24,845	$22,548
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$9,036	$7,868	$25,363	$22,999
Costs and expenses:
Cost of revenue	7,252	6,397	20,521	18,583
Operating, administrative and other	1,237	1,058	3,538	3,356
Depreciation and amortization	178	149	497	465
Total costs and expenses	8,667	7,604	24,556	22,404
(Loss) gain on disposition of real estate	(1)	5	12	18
Operating income	368	269	819	613
Equity (loss) income from unconsolidated subsidiaries	(4)	(13)	(77)	121
Other income	12	14	26	22
Interest expense, net of interest income	64	38	163	110
Income before provision for income taxes	312	232	605	646
Provision for income taxes	67	31	70	114
Net income	245	201	535	532
Less: Net income attributable to non-controlling interests	20	10	54	23
Net income attributable to CBRE Group, Inc.	$225	$191	$481	$509
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.73	$0.62	$1.57	$1.64
Weighted average shares outstanding for basic income per share	306,253,811	307,854,518	306,269,264	309,716,456
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.73	$0.61	$1.56	$1.62
Weighted average shares outstanding for diluted income per share	308,305,013	312,221,133	308,281,111	313,944,855
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$245	$201	$535	$532
Other comprehensive income (loss):
Foreign currency translation gain (loss)	178	(145)	63	(71)
Unrealized holding gains on available for sale debt securities, net of tax	1	—	4	—
Other, net of tax	1	1	—	7
Total other comprehensive income (loss)	180	(144)	67	(64)
Comprehensive income	425	57	602	468
Less: Comprehensive income (loss) attributable to non-controlling interests	64	(19)	92	20
Comprehensive income attributable to CBRE Group, Inc.	$361	$76	$510	$448
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$535	$532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	497	465
Amortization of financing costs	5	4
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(111)	(79)
Gain on disposition of real estate assets	(12)	(18)
Net realized and unrealized gains, primarily from investments	(10)	(4)
Provision for doubtful accounts	16	13
Net compensation expense for equity awards	112	73
Equity loss (income) from unconsolidated subsidiaries	77	(121)
Distribution of earnings from unconsolidated subsidiaries	43	189
Proceeds from sale of mortgage loans	7,479	7,081
Origination of mortgage loans	(8,212)	(7,611)
Increase in warehouse lines of credit	756	546
Tenant concessions received	21	8
Purchase of equity securities	(56)	(11)
Proceeds from sale of equity securities	80	10
Increase in real estate under development	(6)	—
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(134)	(227)
Increase (decrease) in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	68	(293)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(525)	(669)
Increase in net income taxes receivable/payable	(157)	(165)
Other operating activities, net	(98)	(96)
Net cash provided by (used in) operating activities	368	(373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(214)	(211)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(1,052)	(170)
Contributions to unconsolidated subsidiaries	(110)	(105)
Distributions from unconsolidated subsidiaries	48	28
Acquisition and development of real estate assets	(212)	(103)
Proceeds from disposition of real estate assets	6	55
Other investing activities, net	40	(31)
Net cash used in investing activities	(1,494)	(537)
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,213	3,836
Repayment of revolving credit facility	(2,530)	(3,341)
Proceeds from senior term loans	—	749
Repayment of senior term loans	—	(437)
Proceeds from notes payable on real estate	51	60
Repayment of notes payable on real estate	—	(39)
Proceeds from issuance of 5.500% senior notes	495	—
Proceeds from issuance of 5.950% senior notes	—	975
Repurchase of common stock	(110)	(646)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(23)	(127)
Units repurchased for payment of taxes on equity awards	(105)	(54)
Non-controlling interest contributions	22	2
Non-controlling interest distributions	(39)	(1)
Other financing activities, net	(47)	(71)
Net cash provided by financing activities	927	906
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(15)	(48)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(214)	(52)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,371	1,405
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,157	$1,353
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$307	$128
Income tax payments, net	$351	$383
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$15	$—
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2024	$3	$—	$9,384	$(1,031)	$833	$9,189
Net income	—	—	225	—	20	245
Compensation expense for equity awards	—	43	—	—	—	43
Units repurchased for payment of taxes on equity awards	—	(8)	—	—	—	(8)
Repurchase of common stock	—	(37)	(25)	—	—	(62)
Foreign currency translation gain	—	—	—	134	44	178
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1	—	1
Contributions from non-controlling interests	—	—	—	—	5	5
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Deconsolidation of investments	—	—	—	—	(24)	(24)
Other	—	2	—	1	(5)	(2)
Balance at September 30, 2024	$3	$—	$9,584	$(895)	$864	$9,556

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2023	$3	$13	$9,011	$(929)	$796	$8,894
Net income	—	—	191	—	10	201
Compensation expense for equity awards	—	34	—	—	—	34
Units repurchased for payment of taxes on equity awards	—	—	(4)	—	—	(4)
Repurchase of common stock	—	(47)	(469)	—	—	(516)
Foreign currency translation loss	—	—	—	(116)	(29)	(145)
Other	—	—	(4)	1	—	(3)
Balance at September 30, 2023	$3	$—	$8,725	$(1,044)	$777	$8,461
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2023	$3	$—	$9,188	$(924)	$800	$9,067
Net income	—	—	481	—	54	535
Compensation expense for equity awards	—	112	—	—	—	112
Units repurchased for payment of taxes on equity awards	—	(54)	(51)	—	—	(105)
Repurchase of common stock	—	(76)	(34)	—	—	(110)
Foreign currency translation gain	—	—	—	25	38	63
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	4	—	4
Contributions from non-controlling interests	—	—	—	—	22	22
Distributions to non-controlling interests	—	—	—	—	(39)	(39)
Acquisition of non-controlling interests	—	—	—	—	22	22
Deconsolidation of investments	—	—	—	—	(24)	(24)
Other	—	18	—	—	(9)	9
Balance at September 30, 2024	$3	$—	$9,584	$(895)	$864	$9,556

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2022	$3	$—	$8,833	$(983)	$753	$8,606
Net income	—	—	509	—	23	532
Compensation expense for equity awards	—	73	—	—	—	73
Units repurchased for payment of taxes on equity awards	—	(17)	(37)	—	—	(54)
Repurchase of common stock	—	(47)	(583)	—	—	(630)
Foreign currency translation loss	—	—	—	(68)	(3)	(71)
Contributions from non-controlling interests	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	(1)	(1)
Other	—	(9)	3	7	3	4
Balance at September 30, 2023	$3	$—	$8,725	$(1,044)	$777	$8,461
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
The J&J acquisition was treated as a business combination under FASB Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” and was accounted for using the acquisition method of accounting. We financed the acquisition with a new issuance in February 2024 of $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029; (ii) borrowings under our existing revolving credit facility under our 2023 Credit Agreement; and (iii) cash on hand. See Note 8 for more information on the above-mentioned debt instruments.
The following summarizes the consideration transferred at closing for the J&J acquisition (dollars in millions):

Cash consideration	$808
Deferred and contingent consideration	11
Total consideration	$819

The purchase price included $7 million of contingent consideration, representing the acquisition date fair value recognized for up to $250 million gross of potential future earnout payments based on the achievement of certain performance thresholds during calendar years 2025 and 2026.
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$819
Less: Estimated fair value of net assets acquired (see table below)	347
Excess purchase price over estimated fair value of net assets acquired	$472
The preliminary purchase accounting adjustments related to the J&J acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired and non-controlling interest has been recorded to goodwill. The goodwill arising from the J&J acquisition consists largely of the synergies and opportunities to deliver premier engineering services, base support operations and facilities maintenance services. Of the goodwill generated, approximately $115 million is deductible for tax purposes.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the preliminary fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on February 27, 2024 (dollars in millions):

Assets Acquired:
Cash and cash equivalents	$26
Receivables, net	91
Contract assets	19
Prepaid expenses	2
Other current assets	2
Property and equipment, net	11
Other intangible assets, net	297
Operating lease assets	6
Investments in unconsolidated subsidiaries	20
Other assets, net	9
Total assets acquired	483
Liabilities Assumed:
Accounts payable and accrued expenses	54
Compensation and employee benefits payable	8
Contract liabilities	1
Income taxes payable	1
Other current liabilities	3
Non-current operating lease liabilities	3
Deferred tax liabilities, net	57
Other liabilities	3
Total liabilities assumed	130
Non-controlling Interest Acquired	6
Estimated Fair Value of Net Assets Acquired	$347
In connection with the J&J acquisition, below is a summary of the preliminary value allocated to the intangible assets acquired (dollars in millions):

			As of September 30, 2024
Asset Class	Amortization Period	Amount Assigned at Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	9-12 years	$174	$9	$165
Backlog	4-6 years	111	15	96
Trademark	3 years	10	2	8
Technology	5 years	2	—	2
The accompanying consolidated statements of operations for the three months ended September 30, 2024 includes revenue, operating loss and net loss of $115 million, $3 million and $5 million, respectively, and for the nine months ended September 30, 2024 includes revenue, operating loss and net loss of $262 million, $8 million and $8 million, respectively, attributable to the J&J acquisition. This does not include the total direct transaction and integration costs of $17 million, $1 million, and $4 million incurred during the first, second and third quarters of 2024, respectively, in connection with the J&J acquisition, which are included in the unaudited pro forma results.
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
Unaudited pro forma results, assuming the J&J acquisition had occurred as of January 1, 2023 for purposes of the pro forma disclosures for the three and nine months ended September 30, 2024 and 2023 are presented below. They include certain adjustments for increased amortization expense related to the intangible assets acquired (approximately $5 million for the three months ended September 30, 2023, and approximately $3 million and $14 million for the nine months ended September 30, 2024 and 2023, respectively) as well as increased interest expense related to the long-term financing ($7 million for the three months ended September 30, 2023, and approximately $4 million and $21 million for the nine months ended September 30, 2024 and 2023, respectively). Direct transaction and integration costs of $4 million incurred during the third quarter of 2024, $1 million incurred during the second quarter of 2024, $17 million incurred during the first quarter of 2024, and $2 million incurred during the fourth quarter of 2023 as well as the tax impact of all pro forma adjustments are also included in the unaudited pro forma results.
These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the J&J acquisition occurred on January 1, 2023 and may not be indicative of future operating results (dollars in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$9,036	$7,986	$25,434	$23,341
Operating income	373	272	833	581
Net income attributable to CBRE Group, Inc.	229	190	490	469
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.75	$0.62	$1.60	$1.51
Weighted average shares outstanding for basic income per share	306,253,811	307,854,518	306,269,264	309,716,456
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.74	$0.61	$1.59	$1.49
Weighted average shares outstanding for diluted income per share	308,305,013	312,221,133	308,281,111	313,944,855
Other acquisitions
During the nine months ended September 30, 2024, the company completed six in-fill business acquisitions, including two in the Advisory Services segment and four in the GWS segment, with an aggregate purchase price of approximately $295 million in cash and non-cash consideration. Assets acquired and liabilities assumed are primarily working capital in nature. The results of operations of all acquisitions completed during the nine months ended September 30, 2024 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$114	N/A
Customer relationships	146	12 years
Other intangible assets	8	4 years
Total	$268

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At September 30, 2024 and December 31, 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2023	$675
Origination of mortgage loans	8,212
Gains (premiums on loan sales)	21
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(7,458)
Cash collections of premiums on loan sales	(21)
Proceeds from sale of mortgage loans	(7,479)
Net increase in mortgage servicing rights included in warehouse receivables	9
Ending balance at September 30, 2024	$1,438

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of September 30, 2024 and December 31, 2023 (dollars in millions):

			September 30, 2024		December 31, 2023
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan)	12/13/2024	daily floating Secured Overnight Financing Rate (SOFR) plus 1.50%, with a SOFR adjustment of 0.05%	$1,335	$948	$1,335	$613
JP Morgan (Business Lending Activity)	12/13/2024	daily floating SOFR plus 2.75%, with a SOFR adjustment of 0.05%	15	—	15	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program	Cancelable anytime	daily floating SOFR plus 1.45%, with a SOFR floor of 0.25%	650	69	650	7
TD Bank, N.A. (TD Bank) (1)	7/15/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	600	70	600	28
Bank of America, N.A. (BofA) (2)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	335	350	18
BofA (2)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
			$3,200	$1,422	$3,200	$666
________________________________________________________________________________________________________________________________________
(1)Effective July 31, 2024, this facility was renewed with a maximum aggregate principal amount of $300 million, with an uncommitted $300 million temporary line of credit and a maturity date of July 15, 2025. The SOFR rate was adjusted to 1.25%. The SOFR adjustment rate remained at 0.10% with the extension. As of September 30, 2024, the uncommitted $300 million temporary line of credit was not utilized.
(2)Effective May 22, 2024, this facility was renewed to May 21, 2025 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal.
During the nine months ended September 30, 2024, we had a maximum of $1.7 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.    Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of September 30, 2024 and December 31, 2023, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Investments in unconsolidated subsidiaries	$190	$165
Co-investment commitments	39	58
Maximum exposure to loss	$229	$223
6.    Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (Topic 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2023 Annual Report.
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (dollars in millions):

	As of September 30, 2024
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3	$—	$—	$3
Corporate debt securities	—	33	—	33
Asset-backed securities	—	7	—	7
Total available for sale debt securities	3	40	—	43
Equity securities	17	—	—	17
Investments in unconsolidated subsidiaries	78	—	468	546
Warehouse receivables	—	1,438	—	1,438
Other assets	—	—	37	37
Total assets at fair value	$98	$1,478	$505	$2,081

Liabilities
Contingent consideration	—	—	37	37
Other liabilities	—	14	—	14
Total liabilities at fair value	$—	$14	$37	$51

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
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $143 million related to capital investments as of both September 30, 2024 and December 31, 2023 in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment. These investments are included in “Other assets, net” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on locked-in purchase prices. At September 30, 2024 and December 31, 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of September 30, 2024 and December 31, 2023, investments in unconsolidated subsidiaries at fair value using NAV were $384 million and $352 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $20 million and $19 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration
Balance as of June 30, 2024	$457	$31	$40
Transfer in (out)	—	—	—
Net change in fair value	11	2	1
Purchases / Additions	—	4	—
Sales / Payments	—	—	(4)
Balance as of September 30, 2024	$468	$37	$37

Balance as of December 31, 2023	$477	$16	$36
Transfer in (out)	—	—	—
Net change in fair value	(9)	12	(2)
Purchases / Additions	—	9	9
Sales / Payments	—	—	(6)
Balance as of September 30, 2024	$468	$37	$37
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity (loss) income from unconsolidated subsidiaries
Other assets (liabilities)	Other income
Contingent consideration (short-term)	Accounts payable and accrued expenses
Contingent consideration (long-term)	Other liabilities
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2024:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	17%	—

	Monte Carlo	Volatility	35% - 61%	37%
		Discount rate	25%	—

Other assets	Discounted cash flow	Discount rate	17%	—

Contingent consideration	Monte Carlo	Volatility	21%	—
		Discount rate	5%	—
	Discounted estimated payments	Discount rate	5% - 6%	6%
During the three and nine months ended September 30, 2024, we recorded non-cash asset impairment charges of $9 million related to one of our equity method investments. There were no asset impairment charges or other significant non-recurring fair value measurement adjustments recorded during the three and nine months ended September 30, 2023.
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
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt as of September 30, 2024 and December 31, 2023 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 8).

	Estimated Fair Value		Carrying Value
Financial instrument	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Senior term loans	$748	$746	$756	$752
5.950% senior notes	1,073	1,049	975	974
4.875% senior notes	603	600	598	597
5.500% senior notes	522	—	495	—
2.500% senior notes	437	424	491	490
•Notes Payable on Real Estate – As of September 30, 2024 and December 31, 2023, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $182 million and $124 million, respectively. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.
7.    Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1% to 50%. The following table represents the composition of investments in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

Investment type	September 30, 2024	December 31, 2023
Real Estate Investments (in projects and funds)	$705	$661
Investment in Altus:
Class A common stock (1)	78	168
Alignment shares (2)	9	56
Subtotal	87	224
Other (3)	542	489
Total investment in unconsolidated subsidiaries	$1,334	$1,374
________________________________________________________________________________________________________________________________________
(1)CBRE held 24,557,823 and 24,556,012 shares of Altus Class A common stock as of September 30, 2024 and December 31, 2023, respectively, representing approximate ownership of 15.4%.
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
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$797	$786	$2,760	$5,443
Operating income	243	242	898	3,810
Net income (loss) (1)	1	(464)	(1,235)	107
________________________________________________________________________________________________________________________________________
(1)Included in Net income (loss) are realized and unrealized earnings and losses in investments in unconsolidated investment funds and realized earnings and losses from sales of real estate projects in investments in unconsolidated subsidiaries. These realized and unrealized earnings and losses are not included in Revenue and Operating income.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Long-Term Debt and Short-Term Borrowings
Long-Term Debt
Long-term debt consists of the following (dollars in millions):

	September 30, 2024	December 31, 2023
Senior term loans due in 2028	$758	$755
5.950% senior notes due in 2034, net of unamortized discount	977	976
4.875% senior notes due in 2026, net of unamortized discount	599	599
5.500% senior notes due in 2029, net of unamortized discount	496	—
2.500% senior notes due in 2031, net of unamortized discount	495	494
Total long-term debt	3,325	2,824
Less: current maturities of long-term debt	38	9
Less: unamortized debt issuance costs	10	11
Total long-term debt, net of current maturities	$3,277	$2,804
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross currency swap to hedge the associated foreign currency exposure related to this transaction.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) the Term SOFR rate for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of September 30, 2024, we had (i) $408 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $348 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2023 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2024.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On February 23, 2024, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 5.500% senior notes) at a price equal to 99.837% of their face value. The 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 5.500% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 5.500% senior notes are redeemable at our option, in whole or in part, on or after March 1, 2029 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to March 1, 2029, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to March 1, 2029, assuming the notes matured on March 1, 2029, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued interest to the date of redemption, plus, in either case, accrued and unpaid interest, if any, to the redemption date.
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
On March 18, 2021, CBRE Services issued $500 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2.500% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year. The 2.500% senior notes are redeemable at our option, in whole or in part, on or after January 1, 2031 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to January 1, 2031, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to January 1, 2031, assuming the notes matured on January 1, 2031, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued and unpaid interest to, but excluding, the date of redemption, plus, in either case, accrued and unpaid interest, if any, to, but not including, the redemption date.
On August 13, 2015, CBRE Services issued $600 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.875% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1 of each year. The 4.875% senior notes are redeemable at our option, in whole or in part, prior to December 1, 2025 at a redemption price equal to the greater of (1) 100% of the principal amount of the 4.875% senior notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon to December 1, 2025 (not including any portions of payments of interest accrued as of the date of redemption) discounted to the date of redemption on a semi-annual basis at the Adjusted Treasury Rate (as defined in the indenture governing these notes). In addition, at any time on or after December 1, 2025, the 4.875% senior notes may be redeemed by us, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. If a change of control triggering event (as defined in the indenture governing these notes) occurs, we are obligated to make an offer to purchase the then outstanding 4.875% senior notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indentures governing our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreement. The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of September 30, 2024.
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
The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate.
The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2024.
As of September 30, 2024, $683 million was outstanding under the Revolving Credit Agreement, as well as $10 million of letters of credit. As of December 31, 2023, no amount was outstanding under the Revolving Credit Agreement. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of September 30, 2024, no amount was outstanding under this revolving credit facility. As of December 31, 2023, $10 million (£8 million) was outstanding under this revolving credit facility.
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
Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	September 30, 2024	December 31, 2023
Assets
Operating	Operating lease assets	$1,122	$1,030
Financing	Other assets, net	231	210
Total leased assets		$1,353	$1,240
Liabilities
Current:
Operating	Operating lease liabilities	$229	$242
Financing	Other current liabilities	41	36
Non-current:
Operating	Non-current operating lease liabilities	1,205	1,089
Financing	Other liabilities	88	72
Total lease liabilities		$1,563	$1,439
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in millions):

	Nine Months Ended September 30,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$89	$116
Right-of-use assets obtained in exchange for new financing lease liabilities	58	37
Other non-cash increases (decreases) in operating lease right-of-use assets (1)	132	(7)
Other non-cash decreases in financing lease right-of-use assets (1)	(9)	(2)
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $43.8 billion at September 30, 2024, of which $40.4 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2024 and December 31, 2023, CBRE MCI had $160 million and $140 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $61 million and $67 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $2.4 billion (including $786 million of warehouse receivables, a substantial majority of which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2024.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both September 30, 2024 and December 31, 2023, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $269 million as of September 30, 2024, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheet related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $165 million as of September 30, 2024 referred to in the preceding paragraphs represented the majority of the $269 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $236 million as of September 30, 2024, excluding guarantees related to pension liabilities, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheet, and excluding guarantees related to operating leases. The $236 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of September 30, 2024, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our Real Estate Investments business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of September 30, 2024 and December 31, 2023, outstanding performance and payment bonds approximated $788 million and $242 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of September 30, 2024 and December 31, 2023, we had short-term deferred and contingent consideration of $283 million and $264 million, respectively, which was included within Accounts payable and accrued expenses, and long-term deferred and contingent consideration of $285 million and $266 million, respectively, which was included within Other liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indirect Taxes: U.S. Sales and Use Tax Liability
The company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Such taxes are collected from clients and remitted to the respective states. From time to time, we are audited by those states and may incur settlements, interest charges and penalties. As of September 30, 2024 and December 31, 2023, we had reserves of $25 million and $3 million, respectively, for sales and use taxes. The net increases in accrual, recognized in the second and third quarters of 2024, related to certain ongoing state audits as well as the settlement of an audit. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, the company continues to evaluate and assess the jurisdictions in which indirect tax nexus exists and will adjust its estimated liability as new information becomes available in the future.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of September 30, 2024, we had aggregate future commitments of $154 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $153 million and $51 million to consolidated and unconsolidated projects, respectively, as of September 30, 2024.
Also refer to Note 15 for the Telford Fire Safety Remediation provision.
11.    Income Taxes
Our provision for income taxes on a consolidated basis was $67 million for the three months ended September 30, 2024 as compared to a provision for income taxes of $31 million for the three months ended September 30, 2023. The increase of $36 million is primarily related to an increase in earnings. Our effective tax rate increased to 21.5% for the three months ended September 30, 2024 from 13.2% for the three months ended September 30, 2023.
Our provision for income taxes on a consolidated basis was $70 million for the nine months ended September 30, 2024 as compared to a provision for income taxes of $114 million for the nine months ended September 30, 2023. The decrease of $44 million is primarily related to the reversal of unrecognized tax positions. Our effective tax rate decreased to 11.6% for the nine months ended September 30, 2024 from 17.6% for the nine months ended September 30, 2023.
Our effective tax rate for the three months ended September 30, 2024 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and favorable permanent book tax differences.
Our effective tax rate for the nine months ended September 30, 2024 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the reversal of unrecognized tax positions, U.S. state taxes, and favorable permanent book tax differences.
As of September 30, 2024 and December 31, 2023, the company had gross unrecognized tax benefits of $348 million and $413 million, respectively. The decrease of $65 million primarily relates to an audit closure and the expiration of statute of limitations in various tax jurisdictions.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.    Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$225	$191	$481	$509
Weighted average shares outstanding for basic income per share	306,253,811	307,854,518	306,269,264	309,716,456
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.73	$0.62	$1.57	$1.64

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$225	$191	$481	$509
Weighted average shares outstanding for basic income per share	306,253,811	307,854,518	306,269,264	309,716,456
Dilutive effect of contingently issuable shares	2,051,202	4,366,615	2,011,847	4,228,399
Weighted average shares outstanding for diluted income per share	308,305,013	312,221,133	308,281,111	313,944,855
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.73	$0.61	$1.56	$1.62
For the three and nine months ended September 30, 2024, 5,875 and 238,815, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
For the three and nine months ended September 30, 2023, 326,762 and 345,108, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
On November 19, 2021, our board of directors authorized a program for the repurchase of up to $2.0 billion of our Class A common stock over five years (the 2021 program). On August 18, 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under this program to a total of $4.0 billion. During the three months ended September 30, 2024, we repurchased 567,209 shares of our common stock with an average price of $109.20 per share using cash on hand for an aggregate of $62 million under the 2021 program. During the nine months ended September 30, 2024, we repurchased 1,121,950 shares of our common stock with an average price of $98.35 per share using cash on hand for an aggregate of $110 million under the 2021 program. As of September 30, 2024, we had approximately $1.4 billion of capacity remaining under the 2021 program. During the three months ended September 30, 2023, we repurchased 6,213,921 shares of our common stock using cash on hand for an aggregate of $516 million. During the nine months ended September 30, 2023, we repurchased 7,582,094 shares of our common stock using cash on hand for an aggregate of $630 million.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13.    Revenue from Contracts with Customers
We account for revenue with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended September 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,370	$—	$—	$4,370
Project management	—	1,976	—	—	1,976
Advisory leasing	984	—	—	—	984
Advisory sales	422	—	—	—	422
Property management	567	—	—	(7)	560
Valuation	178	—	—	—	178
Commercial mortgage origination (1)	44	—	—	—	44
Loan servicing (2)	16	—	—	—	16
Investment management	—	—	196	—	196
Development services	—	—	104	—	104
Topic 606 Revenue	2,211	6,346	300	(7)	8,850
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	119	—	—	—	119
Loan servicing	65	—	—	—	65
Development services (3)	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	184	—	2	—	186
Total Revenue	$2,395	$6,346	$302	$(7)	$9,036

	Three Months Ended September 30, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$3,844	$—	$—	$3,844
Project management	—	1,805	—	—	1,805
Advisory leasing	827	—	—	—	827
Advisory sales	370	—	—	—	370
Property management	465	—	—	(4)	461
Valuation	163	—	—	—	163
Commercial mortgage origination (1)	37	—	—	—	37
Loan servicing (2)	20	—	—	—	20
Investment management	—	—	137	—	137
Development services	—	—	66	—	66
Topic 606 Revenue	1,882	5,649	203	(4)	7,730
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	70	—	—	—	70
Loan servicing	61	—	—	—	61
Development services (3)	—	—	7	—	7
Total Out of Scope of Topic 606 Revenue	131	—	7	—	138
Total Revenue	$2,013	$5,649	$210	$(4)	$7,868

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$12,563	$—	$—	$12,563
Project management	—	5,536	—	—	5,536
Advisory leasing	2,607	—	—	—	2,607
Advisory sales	1,133	—	—	—	1,133
Property management	1,620	—	—	(16)	1,604
Valuation	528	—	—	—	528
Commercial mortgage origination (1)	117	—	—	—	117
Loan servicing (2)	59	—	—	—	59
Investment management	—	—	494	—	494
Development services	—	—	262	—	262
Topic 606 Revenue	6,064	18,099	756	(16)	24,903
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	266	—	—	—	266
Loan servicing	188	—	—	—	188
Development services (3)	—	—	6	—	6
Total Out of Scope of Topic 606 Revenue	454	—	6	—	460
Total Revenue	$6,518	$18,099	$762	$(16)	$25,363

	Nine Months Ended September 30, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$11,210	$—	$—	$11,210
Project management	—	5,203	—	—	5,203
Advisory leasing	2,350	—	—	—	2,350
Advisory sales	1,135	—	—	—	1,135
Property management	1,409	—	—	(12)	1,397
Valuation	508	—	—	—	508
Commercial mortgage origination (1)	94	—	—	—	94
Loan servicing (2)	56	—	—	—	56
Investment management	—	—	436	—	436
Development services	—	—	243	—	243
Topic 606 Revenue	5,552	16,413	679	(12)	22,632
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	174	—	—	—	174
Loan servicing	182	—	—	—	182
Development services (3)	—	—	11	—	11
Total Out of Scope of Topic 606 Revenue	356	—	11	—	367
Total Revenue	$5,908	$16,413	$690	$(12)	$22,999
________________________________________________________________________________________________________________________________________
(1)We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)Out of scope revenue for development services represents selling profit from transfers of sales-type leases in the scope of FASB ASC Topic 842, “Leases.”
Contract Assets and Liabilities
We had contract assets totaling $592 million ($496 million of which was current) and $517 million ($443 million of which was current) as of September 30, 2024 and December 31, 2023, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We had contract liabilities totaling $329 million (all of which was current) and $304 million ($298 million of which was current) as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, we recognized revenue of $16 million and $206 million, respectively, that was included in the contract liability balance at December 31, 2023. The majority of contract liabilities are recognized as revenue within 90 days.
14.    Segments
Summarized financial information by segment is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Advisory Services	$2,395	$2,013	$6,518	$5,908
Global Workplace Solutions	6,346	5,649	18,099	16,413
Real Estate Investments	302	210	762	690
Corporate, other and eliminations (1)	(7)	(4)	(16)	(12)
Total revenue	$9,036	$7,868	$25,363	$22,999

Segment Operating Profit
Advisory Services	$414	$277	$1,020	$862
Global Workplace Solutions	318	251	808	714
Real Estate Investments	67	7	111	171
Total reportable segment operating profit	$799	$535	$1,939	$1,747
________________________________________________________________________________________________________________________________________
(1)Eliminations represent revenue from transactions with other operating segments. See Note 13.
Reconciliation of total reportable segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to CBRE Group, Inc.	$225	$191	$481	$509
Net income attributable to non-controlling interests	20	10	54	23
Net income	245	201	535	532
Adjustments to increase (decrease) net income:
Depreciation and amortization	178	149	497	465
Interest expense, net of interest income	64	38	163	110
Provision for income taxes	67	31	70	114
Costs associated with efficiency and cost-reduction initiatives	41	4	137	145
Charges related to indirect tax audit / settlement	25	—	39	—
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(4)	(8)	12	(2)
Costs incurred related to legal entity restructuring	—	4	2	4
Integration and other costs related to acquisitions (1)	22	5	30	60
Provision associated with Telford’s fire safety remediation efforts	33	—	33	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	9	—	9	—
Corporate and other loss, including eliminations	119	111	412	319
Total reportable segment operating profit	$799	$535	$1,939	$1,747
________________________________________________________________________________________________________________________________________
(1)During the first quarter of 2024, we incurred integration and other costs related to acquisitions of $18 million in deal and integration costs, offset by reversal of $22 million in previously recognized transaction-related bonus expense due to change in estimate.
Our chief operating decision maker (CODM) is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
United States	$5,210	$4,274	$14,302	$12,630
United Kingdom	1,257	1,100	3,537	3,152
All other countries	2,569	2,494	7,524	7,217
Total revenue	$9,036	$7,868	$25,363	$22,999
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
15.     Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $226 million (of which $110 million was current) and $192 million (of which $82 million was current) as of September 30, 2024 and December 31, 2023, respectively, related to the remediation efforts. The balance increased as of September 30, 2024 based on additional information obtained and evaluations performed allowing for a more refined estimate on a building-by-building basis.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
16.     Restructuring Activities
The company continued to execute various restructuring activities during the third quarter of 2024 to simplify management and workforce structure and improve efficiencies in its operations. The following tables present the detail of expenses incurred by segment during the three and nine months ended September 30, 2024 (dollars in millions):

	Three Months Ended September 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$13	$11	$4	$4	$32
Professional fees and other	—	—	—	32	32
Total	$13	$11	$4	$36	$64

	Nine Months Ended September 30, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$13	$40	$4	$55	$112
Professional fees and other	—	—	—	71	71
Total	$13	$40	$4	$126	$183
During the nine months ended September 30, 2023, total restructuring charges of $154 million were incurred, of which $147 million were incurred during the three months ended March 31, 2023.
The following table shows ending liability balances associated with major cash-based charges (dollars in millions):

	Employee separation benefits	Professional fees and other
Balance at December 31, 2023	$13	$—
Expense incurred	112	58
Payments made	(100)	(33)
Balance at September 30, 2024	$25	$25
We expect these restructuring activities to be substantially completed by the end of fiscal year 2024.
Ending balance related to employee separation benefits is included in “Compensation and employee benefits payable” in the accompanying consolidated balance sheets. Of the total charges incurred, $29 million is included within the “Cost of revenue” line item and $83 million is included in the “Operating, administrative and other” line item in the accompanying consolidated statement of operations for the nine months ended September 30, 2024.
Ending balance related to professional fees and other is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The majority of charges are included within the “Operating, administrative and other” line item in the accompanying consolidated statement of operations for the nine months ended September 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three and nine months ended September 30, 2024 should be read in conjunction with our consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K (2023 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Business Environment
The operating environment for commercial real estate continued to improve in the third quarter of 2024. Most notably, office leasing activity accelerated in the third quarter as greater certainty about the economic outlook supports occupier decision making across primary and secondary markets, particularly in the U.S. and Europe. Increased liquidity, lower borrowing costs and improved investor sentiment resulted an increase in investment sales for the first time since 2022. As capital returns to real estate, opportunities to harvest gains from real estate development and investment management portfolios are expected to increase.
Capital Allocation
We used $62 million in the quarter for share repurchases, while maintaining substantial liquidity to finance future growth.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue:
Net revenue:
Facilities management	$1,780	19.6%	$1,455	18.5%	$5,030	19.8%	$4,289	18.7%
Property management	543	6.0%	444	5.6%	1,548	6.1%	1,345	5.9%
Project management	872	9.7%	777	9.9%	2,512	9.9%	2,277	9.9%
Valuation	178	2.0%	163	2.1%	528	2.1%	508	2.2%
Loan servicing	81	0.9%	81	1.0%	247	1.0%	238	1.0%
Advisory leasing	984	10.9%	827	10.5%	2,607	10.3%	2,350	10.2%
Capital markets:
Advisory sales	422	4.7%	370	4.7%	1,133	4.5%	1,135	4.9%
Commercial mortgage origination	163	1.8%	107	1.4%	383	1.5%	268	1.2%
Investment management	196	2.2%	137	1.7%	494	1.9%	436	1.9%
Development services	106	1.2%	73	0.9%	268	1.1%	254	1.1%
Corporate, other and eliminations	(7)	(0.1)%	(4)	0.0%	(16)	(0.1)%	(12)	(0.1)%
Total net revenue	5,318	58.9%	4,430	56.3%	14,734	58.1%	13,088	56.9%
Pass-through costs also recognized as revenue	3,718	41.1%	3,438	43.7%	10,629	41.9%	9,911	43.1%
Total revenue	9,036	100.0%	7,868	100.0%	25,363	100.0%	22,999	100.0%
Costs and expenses:
Cost of revenue	7,252	80.2%	6,397	81.3%	20,521	80.9%	18,583	80.8%
Operating, administrative and other	1,237	13.7%	1,058	13.4%	3,538	13.9%	3,356	14.6%
Depreciation and amortization	178	2.0%	149	1.9%	497	2.0%	465	2.0%
Total costs and expenses	8,667	95.9%	7,604	96.6%	24,556	96.8%	22,404	97.4%
(Loss) gain on disposition of real estate	(1)	0.0%	5	0.1%	12	0.0%	18	0.1%
Operating income	368	4.1%	269	3.4%	819	3.2%	613	2.8%
Equity (loss) income from unconsolidated subsidiaries	(4)	0.0%	(13)	(0.2)%	(77)	(0.3)%	121	0.5%
Other income	12	0.1%	14	0.2%	26	0.1%	22	0.1%
Interest expense, net of interest income	64	0.7%	38	0.5%	163	0.6%	110	0.5%
Income before provision for income taxes	312	3.5%	232	2.9%	605	2.4%	646	2.8%
Provision for income taxes	67	0.8%	31	0.4%	70	0.3%	114	0.5%
Net income	245	2.7%	201	2.6%	535	2.1%	532	2.3%
Less: Net income attributable to non-controlling interests	20	0.2%	10	0.1%	54	0.2%	23	0.1%
Net income attributable to CBRE Group, Inc.	$225	2.5%	$191	2.4%	$481	1.9%	$509	2.2%

Core EBITDA	$688	7.6%	$436	5.5%	$1,618	6.4%	$1,472	6.4%
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
We reported consolidated net income of $225 million for the quarter, an increase of 17.8% from $191 million in the same period in 2023. Over the same time period, revenue increased 14.8% to $9.0 billion.
The revenue increase reflected an increase across all lines of businesses in the Advisory Services segment, with strong growth in leasing, particularly for office space, commercial mortgage origination, and property management, as well as continued strong growth in the Global Workplace Solutions (GWS) segment. Overall, revenue from our Resilient Businesses (comprised of facilities management, project management, property management, loan servicing, asset management fees in our investment management business and valuations), which generally grow across market cycles, increased approximately 12.6% in the quarter. Our Transactional Businesses (sales, leasing, mortgage origination, carried interest and incentive fees in our investment management business, and development fees), which are subject to market cycles, saw revenue increase 25.7% in the quarter. Lower interest rates drove an increase in property sales and commercial mortgage origination, along with leasing, which was up 19.0%, in the Advisory Services segment and investment and development activities in the Real Estate Investments (REI) segment, both of which are sensitive to market cycles and interest rate fluctuations.
Foreign currency translation had a 0.6% negative impact on revenue, reflecting the weakness in the Brazilian real, Canadian dollar and Mexican peso partially offset by strength in the British pound sterling.
Cost of revenue increased 13.4% during the quarter due to the strong revenue growth noted previously, consisting of higher pass-through costs, higher compensation, higher transaction commissions, and higher indirect reimbursed costs. Foreign currency translation had a 0.5% positive impact on total cost of revenue. Cost of revenue decreased to 80.2% of total revenue from 81.3% in the third quarter 2023, driven by growth in our Advisory Services segment revenue that generally has higher gross margin.
Operating, administrative and other expenses increased by 16.9%, primarily due to $61 million of restructuring charges (employee separation benefits, contract termination fees, consulting charges, etc.) and an indirect tax accrual in the third quarter of 2024 versus $4 million recorded in the same period in the prior year. In addition, we recorded higher incentive compensation expense compared to the same quarter in the prior year to align with improved business performance. Foreign currency translation had a 0.3% positive impact on total operating, administrative and other expenses during the quarter. Operating expenses as a percentage of revenue slightly increased to 13.7% in the third quarter 2024 from 13.4% in the third quarter 2023, reflecting higher operating expenses related to restructuring charges and the indirect tax accrual.
Depreciation and amortization expense increased by 19.5% during the quarter, reflecting higher amortization expense related to intangibles from recent acquisitions such as J&J Worldwide Services.
We incurred an equity loss of $4 million versus an equity loss of $13 million in last year’s third quarter. This was mainly due to lower net unrealized losses related to equity investments.
Interest expense, net of interest income, increased by 68.4%, compared with the third quarter 2023. This increase was primarily due to the impact of higher interest rates, increased borrowings on the revolving credit facilities, and the issuance of new debt in 2024.
Our provision for income taxes on a consolidated basis was $67 million for the three months ended September 30, 2024 as compared to a provision for income taxes of $31 million for the three months ended September 30, 2023. The increase of $36 million is primarily related to an increase in earnings. Our effective tax rate increased to 21.5% for the three months ended September 30, 2024 from 13.2% for the three months ended September 30, 2023. Our effective tax rate for the three months ended September 30, 2024 is different than the U.S. federal statutory tax rate of 21.0%, primarily due to U.S. state taxes and favorable permanent book tax differences.
The Organization for Economic Co-operation & Development (OECD) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits for large multinational companies. European Union member states along with many other countries have adopted, or expect to adopt, the OECD Pillar Two Model effective January 1, 2024 or thereafter. The OECD and other countries continue to publish guidelines and legislation which include transition and safe harbor rules. The Pillar Two top-up taxes are not expected to have a material impact to our financial statements for 2024. However, we continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules, including the potential applicability and impact of the under-taxed profits rule that is effective in 2025.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
We reported consolidated net income of $481 million for the nine months ended September 30, 2024 on revenue of $25.4 billion as compared to consolidated net income of $509 million on revenue of $23.0 billion for the nine months ended September 30, 2023.
The revenue increase reflected growth in property management, leasing activity, particularly for office space, commercial mortgage origination, loan servicing, and continued strong growth in the GWS segment. Although we began to see an increase in property sales in our Advisory Services segment due to lower interest rates in the third quarter of 2024, higher interest rates for the first half of 2024 continued to weigh on property sales in the Advisory Services segment and investment and development activities in the REI segment, both of which are sensitive to market cycles and interest rates. Overall, revenue from our Resilient Businesses increased 10.1% for the period. Our Transactional Businesses saw revenue edge up 11.0%.
Foreign currency translation had a 0.4% negative impact on total revenue during the nine months ended September 30, 2024, primarily driven by weakness in the Japanese yen, partially offset by strength in the British pound sterling.
Cost of revenue increased 10.4% during the nine months ended September 30, 2024 as compared to the same period in 2023 due to revenue growth, consisting of higher pass-through costs, higher compensation, and higher indirect reimbursed costs. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue increased slightly to 80.9% of total revenue from 80.8%, driven by higher cost to support growth in GWS revenues.
Operating, administrative and other expenses increased 5.4% as compared to the same period last year. The company incurred approximately $171 million in restructuring and an indirect tax accrual this year versus $145 million recorded in the same period in the prior year, and higher compensation expense. This was partially offset by bonus expense reversal as part of the restructuring activities and lower bonus expense related to the REI segment to align with overall expected segment performance. Foreign currency translation had a 0.2% positive impact on total operating expenses during the nine months ended September 30, 2024. Operating expenses as a percentage of revenue decreased to 13.9% from 14.6%, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 6.9% during the nine months ended September 30, 2024 as compared to the same period in 2023, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions such as J&J Worldwide Services.
We incurred an equity loss of $77 million during the nine months ended September 30, 2024 compared to equity income of $121 million in the same period in 2023. This was mainly due to an unusually large development asset disposition in first-quarter 2023 that did not recur in 2024. In addition, we recorded higher unrealized losses related to our non-core strategic equity investment in Altus Power, Inc. (Altus) in the nine months ended September 30, 2024.
Other income increased to $26 million from $22 million, reflecting positive fair value adjustments on certain financial instruments related to our investment in Industrious this year as compared to the same period last year.
Interest expense, net of interest income, increased by 48.2% for the nine months ended September 30, 2024 as compared to the same period in 2023. This increase was primarily due to the impact of higher interest rates, during most of the period, increased borrowings on the revolving credit facilities, and the issuance of new debt during the first quarter of 2024 and in late second-quarter 2023.
Our provision for income taxes on a consolidated basis was $70 million for the nine months ended September 30, 2024 as compared to a provision for income taxes of $114 million for the nine months ended September 30, 2023. The decrease of $44 million is primarily related to the reversal of unrecognized tax positions. Our effective tax rate decreased to 11.6% for the nine months ended September 30, 2024 from 17.6% for the nine months ended September 30, 2023. Our effective tax rate for the nine months ended September 30, 2024 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the reversal of unrecognized tax positions, U.S. state taxes, and favorable permanent book tax differences.
The Organization for Economic Co-operation & Development (OECD) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits for large multinational companies. European Union member states along with many other countries have adopted, or expect to adopt, the OECD Pillar Two Model effective January 1, 2024 or thereafter. The OECD and other countries continue to publish guidelines and legislation which include transition and safe harbor rules. The Pillar Two top-up taxes are not expected to have a material impact to our financial statements for 2024. However, we continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules, including the potential applicability and impact of the under-taxed profits rule that is effective in 2025.

Segment Operations
On June 24, 2024, we announced plans to combine our project management business with our Turner & Townsend subsidiary and expect this transaction to close in early 2025. We intend to organize our operations around, and publicly report our financial results on, four reportable segments in 2025. For the remainder of 2024, we will continue to report our financial results under our existing reportable segments given this is how the chief operating decision maker currently manages the business.
As of September 30, 2024, we organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments.
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

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue:
Net revenue:
Property management	$543	22.7%	$444	22.1%	$1,548	23.7%	$1,345	22.8%
Valuation	178	7.4%	163	8.1%	528	8.1%	508	8.6%
Loan servicing	81	3.4%	81	4.0%	247	3.8%	238	4.0%
Advisory leasing	984	41.1%	827	41.1%	2,607	40.0%	2,350	39.8%
Capital markets:
Advisory sales	422	17.6%	370	18.4%	1,133	17.4%	1,135	19.2%
Commercial mortgage origination	163	6.8%	107	5.3%	383	5.9%	268	4.5%
Total segment net revenue	2,371	99.0%	1,992	99.0%	6,446	98.9%	5,844	98.9%
Pass-through costs also recognized as revenue	24	1.0%	21	1.0%	72	1.1%	64	1.1%
Total segment revenue	2,395	100.0%	2,013	100.0%	6,518	100.0%	5,908	100.0%
Costs and expenses:
Cost of revenue	1,478	61.7%	1,253	62.3%	3,985	61.1%	3,613	61.2%
Operating, administrative and other	517	21.6%	497	24.7%	1,529	23.5%	1,518	25.7%
Depreciation and amortization	70	2.9%	66	3.2%	202	3.1%	215	3.6%
Total costs and expenses	2,065	86.2%	1,816	90.2%	5,716	87.7%	5,346	90.5%
Operating income	330	13.8%	197	9.8%	802	12.3%	562	9.5%
Equity income from unconsolidated subsidiaries	1	0.0%	1	0.0%	1	0.0%	3	0.1%
Other income	—	0.0%	11	0.7%	2	0.0%	15	0.3%
Add-back: Depreciation and amortization	70	2.9%	66	3.2%	202	3.1%	215	3.6%
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	13	0.6%	2	0.1%	13	0.2%	67	1.1%
Segment operating profit and segment operating profit on revenue margin	$414	17.3%	$277	13.8%	$1,020	15.6%	$862	14.6%
Segment operating profit on net revenue margin		17.5%		13.9%		15.8%		14.8%
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue increased 19.0% during the quarter. Global leasing revenue rose 19.0%, driven by Americas which grew 19.9%, including 24.1% in the United States and the United Kingdom, which grew 31.3%. Property sales revenue was up 14.1%, reflecting the impact of lower interest rates and improving credit conditions. The company’s loan origination business benefited from higher loan origination fees driven by increased financing activity, resulting from lower interest rates. Property management grew 22.3% fueled by growth across regions and in the U.S. and continued growth from the Brookfield portfolio. Foreign currency translation had a 0.5% negative impact on total revenue during the quarter, primarily driven by weakness in the Brazilian real, partially offset by strength in the British pound sterling.
Cost of revenue increased 18.0%, primarily reflecting business growth, higher reimbursable expenses in property management and higher professional compensation as bonuses reset. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue decreased to 61.7% of total revenue from 62.3% in the 2023 third quarter, primarily due to growth in leasing and sales, which have higher margins.

Operating, administrative and other expenses increased by 4.0%, primarily due to incentive compensation expense increases in the current quarter to align with business performance. Foreign currency translation had a 0.8% positive impact on total operating expenses.
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
For the three months ended September 30, 2024, MSRs contributed $38 million to operating income, offset by $36 million of amortization of related intangible assets. The MSR contribution to third quarter 2023 operating income was $22 million and amortization totaled $35 million.
Depreciation and amortization expense increased 6.1% primarily due to higher amortization of mortgage servicing rights as described above.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue increased 10.3% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Global leasing revenue rose 10.9%, driven by Americas which grew 12.4%, including 14.6% in the United States and the United Kingdom, which grew 10.6%. Property sales revenue was down 0.2%, reflecting high interest rates and difficult credit conditions in the first half of 2024, offset by an increase in property sales in the third quarter 2024, driven by lower interest rates. The company’s loan origination business benefited from higher loan fees and a significant increase in interest earnings on escrow balances. Property management also grew solidly, up 15.1%. Foreign currency translation had a 0.5% negative impact on total revenue during the nine months ended September 30, 2024, primarily driven by weakness in Japanese yen, partially offset by strength in the British pound sterling.
Cost of revenue increased 10.3%, primarily reflecting business growth, higher reimbursable expenses in property management, higher professional compensation and higher commission expense. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue slightly decreased to 61.1% of total revenue from 61.2% for the same period in 2023 due to growth in leasing and improving sales.
Operating, administrative and other expenses slightly increased by 0.7% for the nine months ended September 30, 2024 as compared to the same period in 2023, driven by higher variable employee compensation costs. The increase was partially offset by lower restructuring expenses as the Advisory Services segment recorded significant restructuring expenses in the first half of 2023, as the segment went through rapid cost take out that did not recur this year. Foreign currency translation also had a 0.4% positive impact on total operating expenses.
For the nine months ended September 30, 2024, MSRs contributed $74 million to operating income, offset by $104 million of amortization of related intangible assets. For the nine months ended September 30, 2023, MSRs contributed $60 million to operating income, offset by $109 million of amortization of related intangible assets. The increase was associated with higher origination activity given an increase in financing activities in the third quarter of 2024.
Depreciation and amortization expense decreased 6.0% primarily due to lower amortization of mortgage servicing rights as described above and due to accelerated depreciation expense recorded in the first half of 2023, as part of cost savings initiatives that did not recur this year.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions (GWS) operating segment for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue:
Net revenue:
Facilities management	$1,780	28.1%	$1,455	25.8%	$5,030	27.8%	$4,289	26.1%
Project management	872	13.7%	777	13.7%	2,512	13.9%	2,277	13.9%
Total segment net revenue	2,652	41.8%	2,232	39.5%	7,542	41.7%	6,566	40.0%
Pass-through costs also recognized as revenue	3,694	58.2%	3,417	60.5%	10,557	58.3%	9,847	60.0%
Total segment revenue	6,346	100.0%	5,649	100.0%	18,099	100.0%	16,413	100.0%
Costs and expenses:
Cost of revenue	5,716	90.1%	5,104	90.3%	16,372	90.5%	14,844	90.4%
Operating, administrative and other	329	5.2%	303	5.4%	980	5.4%	932	5.7%
Depreciation and amortization	90	1.4%	66	1.2%	242	1.3%	196	1.2%
Total costs and expenses	6,135	96.7%	5,473	96.9%	17,594	97.2%	15,972	97.3%
Operating income	211	3.3%	176	3.1%	505	2.8%	441	2.7%
Equity (loss) income from unconsolidated subsidiaries	(9)	(0.1)%	1	0.0%	(5)	0.0%	1	0.0%
Other income	1	0.0%	1	0.0%	3	0.0%	3	0.0%
Add-back: Depreciation and amortization	90	1.4%	66	1.2%	242	1.3%	196	1.2%
Adjustments:
Integration and other costs related to acquisitions (1)	5	0.1%	5	0.1%	13	0.1%	21	0.1%
Costs associated with efficiency and cost-reduction initiatives	11	0.2%	2	0.0%	41	0.2%	52	0.3%
Impact of fair value non-cash adjustments related to unconsolidated equity investments	9	0.1%	—	0.0%	9	0.1%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$318	5.0%	$251	4.4%	$808	4.5%	$714	4.3%
Segment operating profit on net revenue margin		12.0%		11.3%		10.7%		10.9%
________________________________________________________________________________________________________________________________________
(1)During the first quarter of 2024, we incurred integration and other costs related to acquisitions of $18 million in deal and integration costs, offset by reversal of $22 million in previously recognized transaction-related bonus expense due to change in estimate.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue increased 12.3%, reflecting a double-digit increase in facilities management, led by the Enterprise and Local businesses, and growth in project management due to continued strong performance from Turner & Townsend. Foreign currency translation had a 0.7% negative impact on total revenue during the quarter, primarily driven by weakness in the Mexican peso, partially offset by strength in the British pound sterling.
Cost of revenue increased 12.0%, driven by higher pass-through costs and increased professional compensation. Foreign currency translation had a 0.6% positive impact on total cost of revenue. Cost of revenue was 90.1% of total revenue, slightly down from 90.3% in the third quarter 2023.
Operating, administrative and other expenses increased 8.6%, primarily due to higher employee compensation expenses, and restructuring expenses such as severance. Foreign currency translation had a negligible impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 36.4%, reflecting higher amortization expense related to intangibles from recent acquisitions such as J&J Worldwide Services.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue increased 10.3% for the nine months ended September 30, 2024 as compared to the same period in 2023, reflecting a double-digit increase in facilities management, led by the Enterprise and Local business, and growth in project management due to continued strong growth from Turner & Townsend. Foreign currency translation had a 0.4% negative impact on total revenue, primarily driven by weakness in the Japanese yen, partially offset by strength in the British pound sterling.
Cost of revenue increased 10.3%, driven by higher pass-through costs, higher indirect reimbursed costs, and increased professional compensation to support the growth in the business. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue was 90.5% of total revenue, a slight increase from 90.4% for the nine months ended September 30, 2023, primarily due to a shift in composition of revenue with more revenue coming from facilities management, supported by the J&J acquisition, which generally has lower margins as compared to project management.
Operating, administrative and other expenses increased 5.2%, primarily due to restructuring charges incurred related to cost savings initiatives and the inclusion of J&J’s operating results since acquisition at the end of February 2024. Foreign currency translation also had a 0.3% positive impact on total operating expenses during the nine months ended September 30, 2024.
Depreciation and amortization expense increased 23.5% primarily due to increased amortization expense on intangibles related to the J&J and certain other in-fill acquisitions.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue:
Investment management	$196	64.9%	$137	65.0%	$494	64.8%	$436	63.1%
Development services	106	35.1%	73	35.0%	268	35.2%	254	36.9%
Total segment revenue	302	100.0%	210	100.0%	762	100.0%	690	100.0%
Costs and expenses:
Cost of revenue	60	19.9%	43	20.4%	161	21.1%	133	19.2%
Operating, administrative and other	229	75.8%	153	73.1%	586	76.9%	582	84.4%
Depreciation and amortization	4	1.3%	3	1.4%	10	1.3%	13	1.8%
Total costs and expenses	293	97.0%	199	94.9%	757	99.3%	728	105.4%
(Loss) gain on disposition of real estate	(1)	(0.3)%	5	2.6%	12	1.6%	18	2.6%
Operating income (loss)	8	2.7%	16	7.7%	17	2.3%	(20)	(2.8)%
Equity income (loss) from unconsolidated subsidiaries	14	4.7%	(4)	(1.7)%	29	3.8%	160	23.1%
Other income (loss)	8	2.6%	—	(0.2)%	6	0.8%	(1)	(0.1)%
Add-back: Depreciation and amortization	4	1.3%	3	1.4%	10	1.3%	13	1.8%
Adjustments:
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(4)	(1.3)%	(8)	(4.1)%	12	1.6%	(2)	(0.3)%
Costs associated with efficiency and cost-reduction initiatives	4	1.3%	—	0.0%	4	0.5%	21	3.1%
Provision associated with Telford’s fire safety remediation efforts	33	10.9%	—	0.0%	33	4.3%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$67	22.2%	$7	3.1%	$111	14.6%	$171	24.8%
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue increased 43.8% for the current quarter. This reflected an increase in incentive fees in our investment management and development services lines of business. Foreign currency translation had a negligible impact on total revenue.
Cost of revenue increased 39.5%, and was 19.9% of total revenue – down from 20.4% in the same period in 2023. We incurred higher construction costs related to real estate development as compared to the same period in 2023. Foreign currency translation had a negligible impact on total cost of revenue during the quarter.
Operating, administrative and other expenses increased 49.7% primarily due to an increase in incentive compensation in our development services and investment management line of business consistent with higher revenue growth. Foreign currency translation had a 0.7% negative impact on total operating expenses.
We recorded equity income from unconsolidated subsidiaries of approximately $14 million versus equity loss of $4 million in the third quarter 2023, primarily due to higher co-investment returns in investment management and sales of equity method investments in development services. Gain on disposition of real estate decreased by $6 million compared with third quarter 2023 given limited disposition activity.

A roll forward of our AUM by product type for the three months ended September 30, 2024 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2024	$64.5	$69.1	$8.9	$142.5
Inflows	1.0	1.0	0.2	2.2
Outflows	(0.2)	(0.7)	(0.3)	(1.2)
Market appreciation	1.7	1.9	1.2	4.8
Balance at September 30, 2024	$67.0	$71.3	$10.0	$148.3
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
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue increased 10.4% for the nine months ended September 30, 2024 as compared to the same period in 2023. This reflected an increase in incentive fees in our investment management and development services lines of business. The increase was partially offset by lower real estate development sales revenue. Foreign currency translation had a 0.4% positive impact on total revenue during the nine months ended September 30, 2024, primarily driven by strength in the British pound sterling, partially offset by weakness in the Japanese yen.
Cost of revenue increased 21.1% for the nine months ended September 30, 2024 as compared to the same period in 2023 due to higher construction costs incurred on our real estate development projects. Foreign currency translation had a 2.3% negative impact on total cost of revenue during the nine months ended September 30, 2024.
Operating, administrative and other expenses increased 0.7%, primarily due to an increase in incentive compensation in our development services and investment management line of business consistent with higher revenue growth, partially offset by lower bonus expense to align with overall segment performance, and $21 million in charges associated with the company’s efficiency and cost-reduction initiatives incurred during the nine months ended September 30, 2023 with no such cost in 2024. Foreign currency translation had a 0.5% negative impact on total operating expenses during the nine months ended September 30, 2024.
We recorded equity income from unconsolidated subsidiaries of approximately $29 million during the nine months ended September 30, 2024 as compared to equity income of $160 million in the same period in 2023, which included an unusually large gain on a development portfolio asset sale. Gain on disposition of real estate decreased by $6 million compared to the same period in 2023.

A roll forward of our AUM by product type for the nine months ended September 30, 2024 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2023	$65.3	$72.8	$9.4	$147.5
Inflows	3.0	4.1	0.7	7.8
Outflows	(1.6)	(5.4)	(1.1)	(8.1)
Market appreciation (depreciation)	0.3	(0.2)	1.0	1.1
Balance at September 30, 2024	$67.0	$71.3	$10.0	$148.3
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2024	2023	2024	2023
Elimination of inter-segment revenue	$(7)	$(4)	$(16)	$(12)
Costs and expenses:
Cost of revenue (2)	(2)	(3)	3	(7)
Operating, administrative and other	162	105	443	324
Depreciation and amortization	14	14	43	41
Total costs and expenses	174	116	489	358
Operating loss	(181)	(120)	(505)	(370)
Equity loss from unconsolidated subsidiaries	(10)	(11)	(102)	(43)
Other income	3	2	15	5
Add-back: Depreciation and amortization	14	14	43	41
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	13	—	79	5
Charges related to indirect tax audit / settlement	25	—	39	—
Costs incurred related to legal entity restructuring	—	4	2	4
Integration and other costs related to acquisitions	17	—	17	39
Segment operating loss	$(119)	$(111)	$(412)	$(319)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 54.3% to $162 million for the third quarter of 2024, mainly due to an increase in our provision related to indirect taxes, increased charges associated with employee separation and certain one-time charges related to acquisitions. In addition, we recorded higher incentive compensation expense due to improving earnings.
Other (non-core)
We recorded an equity loss of $10 million, reflecting the lower value of our investment in publicly traded Altus Power, Inc. (Altus), offset by equity income from investments in other unconsolidated subsidiaries. This compares with a $11 million loss in third-quarter 2023, reflecting the market value of our Altus ownership interest.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 36.7% to $443 million for the nine months ended September 30, 2024, due to an increase in our provision related to indirect taxes, increased charges associated with employee separation and certain one-time charges related to acquisitions. In addition, we recorded higher incentive compensation expense due to improving earnings.

Other (non-core)
We recorded equity loss of $102 million, reflecting the lower value of our investment in Altus, offset by equity income from investments in other unconsolidated subsidiaries. This compares with a $43 million loss during the same period in 2023, reflecting the market value of our Altus ownership interest. We recorded positive fair value adjustment on our investment portfolio in Industrious which partially offset the losses from Altus and generated positive other income of $11 million.
Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities. Our expected capital requirements for 2024 include up to $312 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2024, we incurred $193 million of capital expenditures, net of tenant concessions received. As of September 30, 2024, we had aggregate future commitments of $154 million related to co-investments funds in our REI segment, $36 million of which is expected to be funded in 2024. Additionally, as of September 30, 2024, we are committed to fund additional capital of $153 million and $51 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of September 30, 2024, we had $3.0 billion of borrowings available under our revolving credit facilities (under both the Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.0 billion of cash and cash equivalents.
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
In February 2024, we conducted a new issuance for $500 million in aggregate principal amount of 5.500% senior notes due in 2029 (the 5.500% senior notes) generating net proceeds of $495 million which included debt issuance cost of $1 million related to this issuance.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2024 and December 31, 2023, we had accrued deferred purchase and contingent consideration totaling $568 million ($283 million of which was a current liability) and $530 million ($264 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

The third, as described in Note 12 of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion, bringing the total authorized repurchase amount under the 2021 program to a total of $4.0 billion. During the three months ended September 30, 2024, we repurchased 567,209 shares of our Class A common stock with an average price of $109.20 per share using cash on hand for an aggregate of $62 million. During the nine months ended September 30, 2024, we repurchased 1,121,950 shares of our Class A common stock with an average price of $98.35 per share using cash on hand for an aggregate of $110 million. During the period October 1, 2024 through October 21, 2024, we repurchased 21,324 shares of our Class A common stock with an average price of $119.48 per share using cash on hand for an aggregate of $3 million. As of both September 30, 2024 and October 21, 2024, we had $1.4 billion of capacity remaining under the 2021 program.
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
Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $368 million for the nine months ended September 30, 2024 as compared to net cash used in operating activities of $373 million during the nine months ended September 30, 2023. The primary drivers that contributed to the increase in net cash provided by operating activities were as follows: (1) working capital movements, driven by lesser outflows related to accounts payable and accrued expenses and lower accounts receivable due to better collections which lagged during the nine months ended September 30, 2023 and (2) higher net cash flows from operations, driven by revenue growth.
Investing Activities
Net cash used in investing activities totaled $1,494 million for the nine months ended September 30, 2024, an increase of $957 million as compared to the nine months ended September 30, 2023. The increase was primarily due to the acquisition of J&J Worldwide Services in February 2024 and Direct Line Global in June 2024.
Financing Activities
Net cash provided by financing activities totaled $927 million for the nine months ended September 30, 2024 as compared to $906 million for the nine months ended September 30, 2023. The increased inflow was primarily driven by lower outflow related to share repurchases, net proceeds from the revolver, and deferred purchase considerations, partially offset by lower fixed term debt financing, and higher payment of taxes on equity awards.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million with weighted average interest rate of 5.3% as of September 30, 2024, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
On February 23, 2024, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 5.500% senior notes) at a price equal to 99.837% of their face value. The 5.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024.
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
On March 18, 2021, CBRE Services issued $500 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year.
On August 13, 2015, CBRE Services issued $600 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1 of each year.
The indentures governing our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers.
The term loan borrowings under the 2023 Credit Agreement are fully and unconditionally guaranteed by CBRE Group, Inc. and CBRE Services. Our Revolving Credit Agreement, 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes are fully and unconditionally guaranteed by CBRE Group, Inc.

Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Balance Sheet Data:
Current assets	$15	$7
Non-current assets	1,732	1,733
Total assets	$1,747	$1,740

Current liabilities	$759	$48
Non-current liabilities (1)	3,642	2,994
Total liabilities (1)	$4,401	$3,042

	Nine Months Ended September 30,
	2024	2023
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(2)	(1)
Net loss	(115)	(49)
________________________________________________________________________________________________________________________________________
(1)Includes $1.1 billion and $933 million of intercompany loan payables to non-guarantor subsidiaries as of September 30, 2024 and December 31, 2023, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
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
The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate.
As of September 30, 2024, $683 million was outstanding under the Revolving Credit Agreement, as well as $10 million of letters of credit. As of December 31, 2023, no amount was outstanding under the Revolving Credit Agreement. As of October 21, 2024, $640 million was outstanding under the Revolving Credit Agreement. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under the Revolving Credit Agreement.
In addition, Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of September 30, 2024, no amount was outstanding under this revolving credit facility. As of December 31, 2023, $10 million (£8 million) was outstanding under this revolving credit facility.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2023 Annual Report. There have been no material changes to these policies and estimates as of September 30, 2024.
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
We use core EBITDA as an indicator of the company’s operating financial performance. Core EBITDA represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to carried interest incentive compensation expense to align with the timing of associated revenue, costs incurred related to legal entity restructuring, efficiency and cost-reduction initiatives, charges related to indirect tax audit / settlement, integration and other costs related to acquisitions, provision associated with Telford’s fire safety remediation efforts, and the impact of fair value adjustments related to unconsolidated equity investments. We believe that investors may find this measure useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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

Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to CBRE Group, Inc.	$225	$191	$481	$509
Net income attributable to non-controlling interests	20	10	54	23
Net income	245	201	535	532
Adjustments:
Depreciation and amortization	178	149	497	465
Interest expense, net of interest income	64	38	163	110
Provision for income taxes	67	31	70	114
Costs associated with efficiency and cost-reduction initiatives	41	4	137	145
Charges related to indirect tax audit / settlement	25	—	39	—
Integration and other costs related to acquisitions (1)	22	5	30	60
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(4)	(8)	12	(2)
Costs incurred related to legal entity restructuring	—	4	2	4
Net fair value adjustments on strategic non-core investments	8	12	91	44
Impact of fair value non-cash adjustments related to unconsolidated equity investments	9	—	9	—
Provision associated with Telford’s fire safety remediation efforts	33	—	33	—
Core EBITDA	$688	$436	$1,618	$1,472
________________________________________________________________________________________________________________________________________
(1)During the first quarter of 2024, we incurred integration and other costs related to acquisitions of $18 million in deal and integration costs, offset by reversal of $22 million in previously recognized transaction-related bonus expense due to change in estimate.

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
During the three and nine months ended September 30, 2024, approximately 42.3% and 43.6% of our revenue was transacted in foreign currencies, respectively. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
United States dollar	$5,211	57.7%	$4,277	54.4%	$14,305	56.4%	$12,642	55.0%
British pound sterling	1,257	13.9%	1,100	14.0%	3,537	13.9%	3,152	13.7%
Euro	775	8.6%	746	9.5%	2,271	9.0%	2,125	9.2%
Canadian dollar	248	2.7%	285	3.6%	788	3.1%	865	3.8%
Australian dollar	249	2.8%	222	2.8%	677	2.7%	633	2.8%
Indian rupee	189	2.1%	165	2.1%	543	2.1%	478	2.1%
Chinese yuan	113	1.3%	125	1.6%	343	1.4%	372	1.6%
Japanese yen	109	1.2%	114	1.4%	339	1.3%	343	1.5%
Swiss franc	126	1.4%	110	1.4%	353	1.4%	307	1.3%
Singapore dollar	110	1.2%	99	1.3%	310	1.2%	294	1.3%
Other currencies (1)	649	7.1%	625	7.9%	1,897	7.5%	1,788	7.7%
Total revenue	$9,036	100.0%	$7,868	100.0%	$25,363	100.0%	$22,999	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 45 currencies comprise 7.1% and 7.9% of our revenue for the three months ended September 30, 2024 and 2023, respectively. Approximately 45 and 46 currencies comprise 7.5% and 7.7% of our revenues for the nine months ended September 30, 2024 and 2023, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will positively or negatively impact our reported results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound sterling during the nine months ended September 30, 2024, would have decreased pre-tax income by $1 million. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the euro would have increased pre-tax income by $9 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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
The estimated fair value of our senior term loans was approximately $748 million at September 30, 2024. Based on dealers’ quotes, the estimated fair values of our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes were $1.1 billion, $522 million, $603 million and $437 million, respectively, at September 30, 2024.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt at September 30, 2024, the net impact of the additional interest cost would be a decrease of $11 million on pre-tax income and cash provided by operating activities for the nine months ended September 30, 2024.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of September 30, 2024 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2023 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2023 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended September 30, 2024 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 31, 2024	95,802	$91.33	95,802
August 1, 2024 - August 31, 2024	325,325	111.34	325,325
September 1, 2024 - September 30, 2024	146,082	116.13	146,082
	567,209	$109.20	567,209	$1,356
_______________________________
(1)In November 2021, our board of directors authorized a program for the company to repurchase up to $2.0 billion of our Class A common stock over five years, effective November 19, 2021 (the 2021 program). In August 2022, our board of directors authorized an additional $2.0 billion under this program, bringing the total authorized amount under the 2021 program to a total of $4.0 billion. During the third quarter of 2024, we repurchased an aggregate of $62 million of our common stock under the 2021 program. The remaining $1.4 billion in the table represents the amount available to repurchase shares under the 2021 program as of September 30, 2024.
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
Item 5.    Other Information
During the three months ended September 30, 2024, our Chief Financial Officer, Emma E. Giamartino, entered into a Rule 10b5-1 Trading Plan (the “Trading Plan”) to sell shares of the company’s Class A common stock. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
The table below provides certain information regarding Ms. Giamartino’s Trading Plan.

Name	Plan Adoption Date	Maximum Number of Shares that May Be Sold Under the Plan	Plan Expiration Date
Emma E. Giamartino	August 16, 2024	15,574	August 29, 2025
Trading under the Trading Plan may commence no sooner than November 15, 2024 and will end on the earlier of the applicable date set forth above and the date on which all the shares in the Trading Plan are sold. Ms. Giamartino’s Trading Plan was adopted during an authorized trading period and when she was not in possession of material non-public information. The transactions under Ms. Giamartino’s Trading Plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

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

CBRE GROUP, INC.

Date: October 24, 2024	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: October 24, 2024	/s/ LINDSEY S. CAPLAN
Lindsey S. Caplan Chief Accounting Officer (Principal Accounting Officer)