Form 10-K
period 2024-12-31
CBRE GROUP, INC.
filed 2025-02-14
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act  (15 U.S.C. 7262(b)) by the registered public accounting firms that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $27.2 billion based upon the last reported sales price on the New York Stock Exchange of $89.11 for the registrant’s Class A Common Stock.
As of February 11, 2025, the number of shares of Class A Common Stock outstanding was 300,037,482.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be held May 21, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1.    Business.
Company Overview
CBRE is the world’s largest commercial real estate services and investments firm. Our competitive advantage comes from our considerable scale and ability to offer integrated solutions to real estate investors and occupiers in more than 100 countries. We are global market leaders in most of our lines of business and drive significant growth from bundling our services, while helping clients optimize real estate costs, value, investment returns and workplace experiences. These capabilities, combined with our extensive knowledge platform (research, data, strategy, etc.), allow us to generate superior outcomes for our clients, which include nearly 90% of Fortune 100 companies in 2024, and many of the world’s largest institutional real estate investors.
Our growth opportunity is enhanced by the large and expanding total addressable market for our services. We are focused on cementing our leadership position in each of our businesses with a strategy that achieves diversification and growth across four dimensions: geographies, clients, property types and services. We are committed to deploying our resources and capital across these four dimensions in parts of our business that benefit from secular tailwinds and/or provide cyclical resilience. Examples of how we have expanded our participation in secularly favored and resilient businesses and enlarged our total addressable market include our investments in the global project management firm, Turner & Townsend, in which we hold a majority ownership interest; the flexible office platform, Industrious, in which we acquired full ownership in January 2025; J&J Worldwide Services, a provider of facilities management and related services to the U.S. federal government; and Direct Line Global, a provider of technical facilities management services to data centers. In addition, we have increased our focus on geographies, such as Japan, and asset classes, such as industrial, multi-family and data centers, that are positioned for growth. As a result, we have built a larger and more resilient services offering. Our platform – the resources and infrastructure that support our professionals and underpin our growth, such as research, marketing, data and technology – combined with our balance sheet strength, provide us access to top talent and compelling growth opportunities.
Business Segments
As of December 31, 2024, we served clients through three business segments: Advisory Services, Global Workplace Solutions and Real Estate Investments, and a fourth segment, called Corporate and other, which encompasses our platform and non-core investments.
On January 1, 2025, we combined our project management business with our Turner & Townsend subsidiary and increased our ownership in the combined entity to 70%. We will publicly report financial results for a fourth business segment, Project Management, beginning in the first quarter of 2025. We also will establish a new business segment, Building Operations & Experience, in 2025, comprised of enterprise and local facilities management, property management and flexible workplace solutions, including Industrious. Our four business segments beginning in 2025 will be (1) Advisory Services; (2) Building Operations & Experience; (3) Project Management; and (4) Real Estate Investments.
Advisory Services
Advisory Services provides a comprehensive range of services globally, including property leasing; capital markets, which includes property sales and mortgage origination; mortgage servicing; valuation and property management. With a global network of experts that have a deep understanding of their local markets, we offer comprehensive insights and solutions across a wide range of real estate assets, including offices, retail outlets, and critical facilities (including data centers, laboratories, government facilities, manufacturing environments, warehouses and other mission-critical facilities). Our client base is comprised of large occupiers and investors that contract for our services across multi-market portfolios as well as local market clients that we serve on a one-off basis.
We are leaders in each of our five primary business lines globally (property leasing, capital markets, mortgage servicing, valuation and property management) and in most key local markets across the world. We leverage our platform to attract and retain top talent and provide differentiated insights to our clients through our investments in research, data, technology tools and property marketing. We also focus on end-to-end client solutions through the bundling of our various services. For example, as our investor clients seek to optimize the value and performance of their assets across the real estate lifecycle, we often bring together expertise from property sales, mortgage originations, leasing, valuations and property management. While many of our business lines in this segment are sensitive to changes in macro-economic conditions, their cyclicality is lessened by the value investors and occupiers place on our insights and consulting services through cycles as they adjust their real estate portfolios and strategies to changing market circumstances. In contrast, our loan servicing, property management and valuations businesses, while a smaller part of our revenue mix, have proven to be more resilient across economic cycles. For example, in the last six years, we have organically grown our loan servicing revenue at a low-double digit compound annual growth rate (CAGR) and revenue in property management at a mid-single digit CAGR, despite challenging macroeconomic conditions. We remain committed to growing these resilient business lines further, particularly where they benefit from sustained demand tailwinds.
Global Workplace Solutions
Global Workplace Solutions (GWS) is the leading global provider of integrated facilities management and project management solutions for major occupiers of commercial real estate. This segment benefits from multiple tailwinds, most notably multi-national corporations’ increased desire to outsource and consolidate real estate services to optimize costs, operational efficiencies and workplace experiences. Our GWS Enterprise business typically serves large global corporations including many of the Fortune 500, through multi-year contracts, while our GWS Local business meets the needs of smaller occupiers with more localized portfolios.
With facilities management experts in more than 100 countries, we perform mission-critical technical services and maintenance in more locations worldwide than any other provider. This allows us to deliver tailored property solutions at both a local and global level, while improving quality and experience, reducing cost and mitigating risk. We provide these services across virtually all asset types, including offices, retail outlets, and critical facilities (including data centers, laboratories, government facilities, manufacturing environments, warehouses and other mission-critical facilities). We achieve growth by investing in (a) superior talent and processes that deliver service excellence; (b) capabilities to perform a wide range of in-house technical services that increase operational efficiency and reliability while lowering costs and carbon emissions; (c) proprietary technology and data solutions that allow us to amass data at scale and deliver actionable insights to clients for managing complex challenges; and (d) ongoing acquisition activity, including the acquisition of larger companies such as Norland Managed Services, which marked our entry into the local facilities management space; the Johnson Controls Global Workplace Solutions business, which substantially scaled our core enterprise facilities management business; J&J Worldwide Services, which markedly increased our facilities-related services to the U.S. federal government; and Direct Line Global, which enhanced our capabilities and participation in the data center management space, as well as numerous in-fill transactions.
Our project management business delivers program management, project management and cost consultancy services across commercial real estate, infrastructure and natural resources sectors. In early 2025, we completed our plan to merge our wholly owned CBRE Project Management services business into Turner & Townsend, our majority-owned program and project management subsidiary. Our combined capabilities make us a leading global, full-service building consulting, program, project and cost management provider, which completed nearly 50,000 projects/programs in 2024. We manage a wide range of programs and projects from small repairs/refurbishments in corporate facilities to billion-dollar-plus advanced manufacturing plants to sophisticated infrastructure projects such as data centers, airports and power stations. We also increasingly serve clients for net-zero program management and energy and sustainability solutions. Our scale, highly diverse capabilities and technology investments allow us to solve our clients’ biggest challenges in managing capital projects around the world.
Real Estate Investments
Real Estate Investments (REI) is a major real assets developer, investor and operator. This segment is comprised of two businesses: investment management and real estate development.
With $146 billion (as of December 31, 2024) in assets under management, CBRE Investment Management (IM) is one of the leading investment platforms for global real assets. IM invests capital on behalf of pension funds, insurance companies, sovereign wealth funds, and other institutional investors in real estate, infrastructure, master limited partnerships and other assets. Its growth opportunity is enhanced by investors’ growing appetite for investment alternatives, including real estate and infrastructure, that diversify their holdings and offer potentially higher returns compared to traditional investment strategies. Much like other parts of our company, IM is diversified across many dimensions – investment strategies, sectors, geographies, risk profiles and execution formats. We hold a co-investment in many of our investment funds and programs, which span private direct real estate, private indirect real estate through third-party operators, listed real assets and private infrastructure.
Our real estate development business – Trammell Crow Company (TCC) provides leading-edge development services to real estate investors, owners and occupiers. TCC has been the largest commercial developer in the U.S. for more than a decade and has a track record of developing best-in-class buildings across multiple property sectors in top-tier markets in the U.S. and Europe. Our portfolio represents a diversified mix of projects that are either 100% owned or in which we participate financially via co-investment with strategic capital partners or through fee-based developments, such as built-to-suit projects. Our in-process portfolio and pipeline totaled over $32 billion (as of December 31, 2024) and spanned all major asset classes. We have a track record of generating high investment returns for our capital partners and the company and our conservative, risk-mitigated capital structures enable us to time asset dispositions when market circumstances are most favorable.
We drive growth in this segment by: (a) providing IM and TCC real-time access to the broader CBRE global brand, on-the-ground market intelligence, supplemented by their own investments in research/data, which enables them to identify early and invest in secularly favored markets/products with tailwinds; (b) leveraging CBRE’s balance sheet to create opportunities for co-investment alongside our investor clients in our fund vehicles and developments; and (c) driving strong and ongoing collaboration between IM and TCC.
Corporate and Other Segment
The Corporate and other segment houses most costs associated with our platform – the resources and infrastructure that support our professionals and support our growth – that are not allocated to the client-facing business segments, including corporate leadership costs. We believe the platform – particularly our knowledge platform (research, data/technology, strategy, etc.) as well as marketing, procurement and more – provides a distinct advantage because of the level of resources and investment that our scale and financial strength allow us to make in these areas. In this segment, we also account for the value of our investments in non-core, non-controlling equity investments.
Competitive Positioning
Because of the range of services we provide and numerous markets we serve, we encounter a wide variety of competitors, including a handful of globally diversified real estate services firms that are well-established but smaller than CBRE, as well as many business-line-specific specialists that operate in various geographies. Despite this competition, we are the market leaders in most of our business lines, with significant opportunities for continued growth. These opportunities result from the high value our clients place on our scale, depth of expertise, technology and data-led insights, as well as their increasing preference for consolidating the number of service providers, which plays to our advantage in delivering integrated solutions globally. Our strong balance sheet enables significant investments in our platform, market-leading talent recruitment and transformational M&A execution.
Human Capital
Our primary focus is to ensure our people meet the needs of our business strategy, providing them with an experience where employees feel valued and supported, and have opportunities for growth and development. This means not only concentrating on the basics such as onboarding, payroll and benefits, but also responding to the business’ needs such as acquiring talent, growing our employees through learning and development, talent and performance management practices. We have learning & development programs designed to help our professionals succeed and develop future leaders, including webinars, live virtual and in-person training, self-paced digital learning, coaching, mentoring and on-the-job learning. We also reward our people with competitive pay and benefits, foster an engaging and inclusive workplace and improve productivity through investments in technology, tools and resources.
At December 31, 2024, we had more than 140,000 employees (including Turner & Townsend employees) worldwide. The costs associated with approximately 62% of CBRE employees (excluding Turner & Townsend employees) are reimbursed by clients and are mainly in our GWS and property management businesses. At December 31, 2024, approximately 14% of employees worldwide (excluding Turner & Townsend employees) were subject to collective bargaining agreements.
We are dedicated to fostering an inclusive culture where everyone feels valued, supported and a sense of belonging, and we are committed to ensuring everyone has an equal opportunity to succeed. These efforts, led by our Chief People Officer, are embedded across our business. Our workforce is enriched by individuals from a variety of backgrounds, perspectives, and work and life experiences, and we welcome all applications. Our annual Corporate Responsibility Report includes public disclosures of demographics, including diversity data, for our U.S. workforce, in accordance with U.S. Equal Employment Opportunity Commission requirements and other relevant information.

Intellectual Property
We hold various trademarks and trade names worldwide, including the “CBRE,” and “Turner & Townsend” marks. We believe the “CBRE,” Turner & Townsend and “Trammell Crow Company” marks are vitally important in maintaining our leadership position. We hold a license to use the “Trammell Crow Company” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which may be revoked if we fail to satisfy usage and quality control covenants under the license agreement. We also hold a number of issued and pending patent applications relating to proprietary technologies and intend to file additional patent applications reflecting our commitment to technology and innovation.
Material Governmental Matters
Environment
Certain federal, state and local laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. If contamination is present during our role as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. Further, federal, state and local governments in various countries have enacted various laws, regulations and treaties governing management of climate-related risks, particularly for “greenhouse gas” (GHG) emissions which seek to tax, penalize or limit their release. Such regulations could lead to increased operational or compliance costs over time. We are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect us. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development services businesses.
Sustainability
We have measurable sustainability goals to achieve Net Zero GHG emissions by 2040 for corporate operations, buildings managed for clients, real estate development and supply chain, and two near-term 2030 targets to reduce absolute Scope 1 and 2 emissions by 50% and reduce emissions from properties we manage for clients per square foot by 55% from a 2019 baseline. These targets have been validated by the Science Based Targets initiative (SBTi). Additional information about our science-based targets and roadmap to reduce emissions can be found in our Climate Transition Strategy at www.cbre.com/corporatesustainability and in our Corporate Responsibility Report, which outlines our approach and progress on a broader range of environmental, social and governance (ESG) issues. The contents of our website and Corporate Responsibility Report are referenced for general information only and are not incorporated in this Annual Report on Form 10-K.
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
•the ability of our indirect wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;
•declines in lending activity of U.S. Government Sponsored Enterprises (GSEs), regulatory oversight of such activity and our mortgage servicing revenue from the commercial real estate mortgage market;
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
•our ability to comply with laws and regulations related to our global operations, including real estate licensure, tax, labor and employment laws and regulations, fire and safety building requirements and regulations, as well as data privacy and protection regulations, sustainability matters, and the anti-corruption laws and trade sanctions of the U.S. and other countries;
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
Risks Related to our Business Environment
Our performance is significantly related to general economic, political and regulatory conditions and, accordingly, our business, operations and financial condition could be materially adversely affected by economic slowdowns, liquidity constraints, inflationary pressures, significant rises in interest rates, significant public health events, fiscal or political uncertainty and possible subsequent downturns in commercial real estate asset values, property sales and leasing activities in the geographies or industry sectors that we or our clients serve.
Periods of economic weakness or recession, fiscal or political uncertainty, market volatility, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, inflationary pressures, significant rises in interest rates or the public perception that any of these events may occur, may materially and negatively affect the performance of some or all of our business lines.
Our business is significantly affected by generally prevailing economic conditions in the markets where we operate. Adverse economic conditions, political or regulatory uncertainty and significant public health events may result in declines in real estate sale and leasing volumes and the value of commercial real estate. It may also lead to a decrease in funds invested in commercial real estate assets and development projects. Such developments in turn may reduce our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development or investment management activities. For example, in 2023 and early 2024, commercial real estate capital markets were under significant pressure. As a result, we experienced a sustained slowdown in property sales and debt financing activity. Our businesses could also suffer from geopolitical or economic disruptions (or the perception that such disruptions may occur) or currency fluctuations that affect interest rates, capital availability and cost, or heighten financial, market or regulatory uncertainty.
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
Our investment management, development services, capital markets (including property sales and mortgage origination) and mortgage servicing businesses are sensitive to credit cost and availability as well as financial liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate markets.

Disruptions in the credit markets may have a material adverse effect on our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to obtain credit on favorable terms, there may be fewer property leasing, disposition and acquisition transactions. For example, in 2023, central banks around the world raised interest rates in efforts to rein in inflation, reducing credit availability. While central banks began cutting their interest rates in 2024, interest rates remain above recent norms and if inflation were to begin to rise again such interest rate cuts may be reversed. Less available and more expensive debt capital had pronounced effects on our capital markets, mortgage origination and property sales businesses. In addition, under such conditions, our investment management and development services businesses may be unable to attract capital or achieve returns sufficient to earn incentive fees and we may also experience losses of co-invested equity capital if any such disruption causes a prolonged decline in the value of investments made.
Risks Related to Our Operations
Currency fluctuations could have a material adverse effect on our business, financial condition and operating results.
We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. and, as a result, we are subject to risks associated with doing business globally. During the year ended December 31, 2024, approximately 43.6% of our revenue was transacted in foreign currencies. We also report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will positively or negatively impact our reported results, including revenue and earnings as well as the assets under management for our investment management business, which could have a material adverse effect on our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.
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
•adverse changes in regulatory, tax or trade policies or uncertainty about potential changes in such regulatory, tax or trade policies;
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
•potential interest rate and /or inflation rate increases and less available and more expensive debt capital;
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
Our international operations require us to comply with a broad range of complex legal, geopolitical and regulatory environments in which we operate. We may not be successful in complying with regulations in all situations and violations may result in criminal or material civil sanctions and other costs against us or our employees, and may have a material adverse effect on our reputation and business. Furthermore, our efforts to comply with developments in these laws may adversely impact our business.

We have committed resources to expand our worldwide sales and marketing activities, to globalize our service offerings and products in select markets and to develop local sales and support channels. If we are unable to successfully implement these plans, maintain adequate long-term strategies that successfully manage the risks associated with our global business or adequately manage operational fluctuations, our business, financial condition or results of operations could be harmed. In addition, we have established operations and seek to grow our presence in many emerging markets to further expand our global platform. However, we may not be successful in effectively evaluating and monitoring the key business, operational, legal and compliance risks specific to those markets. The political and cultural risks present in emerging countries could also harm our ability to successfully execute our operations or manage our businesses there.
We have numerous local, regional and global competitors across all of our business lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
We compete across a variety of business disciplines within the commercial real estate services and investment industry, including property management, facilities management, project and transaction management, tenant and landlord leasing, capital markets solutions (property sales and commercial mortgage origination) and mortgage servicing, real estate investment management, valuation, loan servicing, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2024 revenue, our relative competitive position varies across geographies, property types and services and business lines.
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
Our REI businesses, including our real estate investment programs and co-investment activities, subject us to performance and real estate investment risks which could cause fluctuations in our earnings and cash flow and impact our ability to raise capital for future investments.
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

An important part of the strategy for our Real Estate Investments segment involves co-investing our capital in certain real estate investments with our clients, and there is an inherent risk of loss of our investments. As of December 31, 2024, we had a net investment of approximately $361 million and had committed $205 million to fund future co-investments in our investment funds, approximately $74 million of which is expected to be funded during 2025. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is an important part of our investment management line of business, which might suffer if we were unable to make these investments.
Selective investment in real estate projects is critical to our development services business strategy within our Real Estate Investments segment, and there is an inherent risk of loss of our investments. As of December 31, 2024, we were involved as a principal in 44 real estate projects that were consolidated in our financial statements with invested equity of $649 million and co-invested with our clients in approximately 125 unconsolidated real estate projects with a net investment of $340 million. We had committed, but not funded, additional capital of $330 million and $67 million to consolidated and unconsolidated projects, respectively, as of December 31, 2024.
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
Because the disposition of a single significant investment may affect our financial performance in any period, our real estate investment activities could cause fluctuations in our earnings and cash flows. In certain cases, we have limited control over the timing of the disposition of these investments and the recognition of any related gain or loss, or incentive participation fee.
The success of our GWS business depends on our ability to enter into mutually beneficial contracts, deliver high quality levels of service, manage our contractual obligations and accurately assess working capital requirements.
Contracts for our Global Workplace Solutions clients often include complex terms regarding payment of fees, risk transfer, liability limitations, termination, due diligence and transition timeframes. Further, our Global Workplace Solutions business is often impacted by transition activities in the first year of a contract as well as the timing of starting operations on these large client contracts. If we are unable to negotiate contracts with our clients in a timely manner and on mutually beneficial terms, or there is a delay in becoming fully operational, our business and results of operation may be negatively impacted. Further, if we do not have adequate governance, processes, technology, quality assurance or expertise available to appropriately manage contracts with our clients and our obligations under such contracts, or if we fail to deliver the high-quality levels of service expected by our clients, it may result in reputational and financial damage, and could impact our ability to retain existing clients and attract new clients.
Our Global Workplace Solutions business also requires us to accurately model the working capital needs of this business. Should we fail to accurately assess working capital requirements, the cash flows generated by this business may be adversely impacted. In addition, if we do not accurately assess the creditworthiness of a client or if a client’s creditworthiness changes during the term of the contract, we could potentially be unable to collect on any outstanding payments.
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
A significant portion of our loan origination and servicing business depends upon our relationships with U.S. Government Sponsored Enterprises (GSEs).
A significant portion of our loan origination and servicing business (which we conduct through certain of our wholly-owned subsidiaries) depends upon our relationship with the Federal National Mortgage Association (Fannie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac), collectively the GSEs. As an approved seller/servicer for the GSEs, we are required to comply with various eligibility criteria and are required to originate and service loans in accordance with their individual program requirements, including participation in loss sharing and repurchase arrangements. Failure to comply with these requirements may result in termination or withdrawal of our approval to sell and service the GSE loans.
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
Our continued success is highly dependent upon the efforts of our executive officers and other key employees. While certain of our executive officers and key employees are subject to long-term compensatory arrangements, there is no assurance that we will be able to retain all key members of our senior management. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to materially suffer. Competition for employee talent can be intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. If we were to experience significant employee attrition or turnover, it could lead to increased recruitment and training costs as well as operating inefficiencies that could adversely impact our results of operation. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. However, if our compensation incentives are misaligned with the company’s organizational and strategic priorities, such misalignment could lead to poor business decisions, operational inefficiencies, excessive risk taking, and talent retention challenges. Any such misaligned incentives could have a material negative impact on our business and operating results.

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
We have approximately 140,000 employees (including Turner & Townsend employees) as well as independent contractors working in over 100 countries. We have undertaken to implement what we believe to be best practices to safeguard the health, safety and security of our employees, independent contractors, clients and others at our worksites. However, if these policies, procedures and programs are not adequate, or employees do not receive related adequate training or follow them for any reason, the consequences may be severe to us, including serious injury or loss of life, which could impair our operations and cause us to incur significant legal liability or fines as well as reputational damage. Our insurance may not cover, or may be insufficient to cover, any legal liability or fines that we incur for health, safety or security incidents.
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

Catastrophic events, failures or negligence impacting the buildings that we manage may lead to significant financial liability and reputational harm, including as a result of litigation, government fines and penalties
The buildings we manage for our clients, which include some of the world’s largest office properties and retail centers, are used by people daily. We also manage the critical facilities (including data centers, laboratories, government facilities, manufacturing environments, warehouses and other mission-critical facilities) that our clients rely upon to serve the public and their customers. If our ability to manage these buildings is compromised due to employee errors or malfeasance or a catastrophic event (e.g., cybersecurity attacks, damage to or sabotage of underwater sea cables, explosions, natural disasters, acts of war, terrorist attacks, mass shootings, government intervention or property seizure), it could potentially disrupt our client’s ability to conduct business and may result in ensuing harm to the public, including significant loss of life or injury. To the extent we are held to have been negligent in connection with our management of the affected properties (due to human error or otherwise), we could incur significant financial liabilities and reputational harm, including, but not limited to, as a result of litigation, government scrutiny, fines or penalties.
Infrastructure disruptions, risks related to climate change, including physical and transition risks, social activism, geopolitical tensions, and other similar events may disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients.
Our ability to conduct a global business may be adversely impacted by disruptions to the physical infrastructure and supply chain that support our businesses and the communities in which they are located. This may include disruptions as a result of political instability, public protests, environmental activism, public health crises (including new or resurging pandemics), attacks on our information technology systems, war or other hostilities, terrorist attacks, interruptions or delays in services from third-party data center hosting facilities or cloud computing platform providers, employee errors or malfeasance, building defects, utility outages, and the physical effects of climate change, including the acute impacts of extreme weather events occurring more frequently or with more severe effects. The infrastructure and supply chain disruptions we may experience as a result of such events could also disrupt our ability to manage real estate for clients or may adversely affect the value of our real estate investments in our investment management and development services businesses. Furthermore, to the extent climate change causes adverse chronic impacts on global temperatures, weather patterns, and weather events in regions where we operate, we, our vendors and our clients could experience prolonged infrastructure or service disruptions that could interfere with our or their ability to conduct business. These conditions could also result in declining demand for commercial real estate in certain regions or with certain clients, decreased value of any real estate investments we hold in those regions, or increases in our operating costs and in the costs of managing client properties over time. Additionally, we face climate-related transition risks, including shifts in market preferences toward low carbon solutions and sustainable products and services. Failure to continue to establish and maintain effective strategies, solutions and technologies to help clients meet stricter regulations or their own sustainability objectives may affect our ability to compete effectively for certain business or have reputational impacts.
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
As of December 31, 2024, our total debt, excluding notes payable on real estate (which are generally non-recourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was $3.6 billion. For the year ended December 31, 2024, our interest expense was $440 million.
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
A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreements and noteholders with respect to our senior notes may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreements also have the right in these circumstances to terminate any commitments they have to provide further borrowings thereunder. In addition, a default under our credit agreements, senior notes or commercial paper program could trigger a cross default or cross acceleration under our other debt instruments.
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
Borrowings under certain of our debt instruments bear interest at variable rates and expose us to interest rate risk. In addition, while our commercial paper notes generally have a fixed rate, due to their short-term nature, we view all of the interest rates charged in connection with these instruments as variable. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Additionally, our ability to refinance portions of our indebtedness in advance of their maturity dates depends on securing new financing bearing interest at rates that we are able to service. While we believe that we currently have adequate cash flows to service the interest rates currently applicable to our indebtedness, if interest rates were to rise significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to meet our debt service obligations at such increased rates.
Risks Related to our Information Technology, Cybersecurity and Data Protection
Failure to maintain and execute information technology strategies and ensure that our employees adapt to changes in technology could materially and adversely affect our ability to remain competitive in the market.
Our business relies heavily on information technology, including solutions provided by third parties, to deliver services that meet the needs of our clients. If we are unable to effectively execute or maintain our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services may be materially impaired. In addition, we make significant investments in new systems and tools to achieve competitive advantages and efficiencies, including the adoption and integration of artificial intelligence (AI) and machine learning technologies. Implementation of such investments in information technology, including generative AI tools, could be complicated, heavily dependent on the quality, accuracy and relevance of data inputs and methodologies, require sophisticated infrastructure and skilled talent, have ethical and societal implications, and could exceed estimated budgets. We may experience challenges that prevent new strategies or technologies from being realized according to anticipated schedules. If we are unable to maintain current information technology and processes or encounter delays, or fail to exploit new technologies, then the execution of our business plans may be disrupted. Similarly, our employees require effective tools, technologies and techniques to perform functions integral to our business. Failure to successfully provide such items, or ensure that employees have properly adopted them, could materially and adversely impact our ability to achieve positive business outcomes.
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

Security breaches and other disruptions of our information and technology networks, as well as that of third-party vendors, could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store confidential data, including our proprietary business information and intellectual property, and that of our clients and personal information (also referred to as “personal data” or “personally identifiable information”) of our employees, contractors and vendors, in our data centers, networks and third-party cloud hosting providers. The secure collection, use, storage, retention, maintenance, sharing, processing, transfer, transmission, disclosure, and protection (collectively, “Processing”) of this information is critical to our operations. Although we and our vendors continue to implement new security measures and regularly conduct employee training, our information technology and infrastructure may nevertheless be vulnerable to cyberattacks by third parties or breached due to employee error, malfeasance or other disruptions. These risks have been heightened in connection with the ongoing conflict between Russia and Ukraine and in the Middle East. When geopolitical conflicts develop, critical infrastructures may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. An increasing number of companies that rely on information and technology networks have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect, and often are not recognized until launched against a target. The rapid evolution and increased adoption of AI technologies may intensify these security risks. To date, we have not experienced any cybersecurity breaches that have been material, either individually or in the aggregate. However, there can be no assurance that we will be able to prevent any material events from occurring in the future.
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
In addition, we are also subject to the possibility of security breaches and other incidents, which themselves may result in a violation of these laws. For example, when the European Union General Data Protection Regulation (GDPR) became effective in 2018, it resulted in greater compliance burdens for us with respect to cross-border transfers of personal information. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, may be imposed for violations. As of December 31, 2024, we are required to comply with the GDPR as well as the U.K. equivalent and other global data protection laws (including in Switzerland, Japan, Singapore, China, United Arab Emirates, Australia, and Brazil), the implementation of which exposes us to parallel data protection regimes, each of which potentially authorizes similar fines and other enforcement actions for certain violations.
In the U.S., the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020) broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations, and established a regulatory agency dedicated to enforcing those requirements. At least nineteen U.S. states have also passed consumer privacy laws, and several states, most notably Illinois, have passed laws regulating the processing of biometric information. Without any overarching federal privacy law, the patchwork of privacy legislation formed by individual state laws heightens the costs of compliance, the risks of noncompliance, and the potential for enforcement actions by individual state attorneys general.
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
Our businesses are exposed to various litigation and regulatory risks, especially within our valuations business. Although we maintain insurance coverage for most of this risk, insurance coverage is unavailable at commercially reasonable pricing for certain types of exposures. Additionally, our insurance policies and/or self-insurance reserves may not cover us in the event of grossly negligent or intentionally wrongful conduct or may not be sufficient to pay the full damages. Accordingly, an adverse result in a litigation against us, or a lawsuit that results in a substantial legal liability for us (and particularly a lawsuit that is not insured), could have a disproportionate and material adverse effect on our business, financial condition and results of operations. Furthermore, an adverse result in regulatory proceedings, if applicable, could result in fines or other liabilities or adversely impact our operations. Prolonged or complex investigations, even if they do not result in regulatory or other proceedings or adverse findings, may result in significant costs that may not be covered by insurance and in diversion of employee resources. In addition, we depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, or the announcement of a regulatory investigation involving us, irrespective of the ultimate outcome of that allegation or investigation, may harm our professional reputation and as such materially damage our business and its prospects.
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
Telford Homes, our residential development subsidiary in the U.K., is subject to certain U.K. laws and requirements that obligates U.K. homebuilders to remediate or fund the remediation work relating to certain fire-safety issues on their constructed buildings. The estimated remediation costs for in-scope buildings are subjective, highly complex and dependent on a number of variables outside of Telford Homes’ control and, as a result, the aggregate costs and liabilities related to these remediations are uncertain. For additional information, see Note 22 – Telford Fire Safety Remediation, in the notes to the consolidated financial statements included in this Annual Report. In the event Telford Homes is unable to satisfy its obligations and liabilities under such government requirements and U.K. laws, Telford Homes and potentially its affiliates could face material business interruption, litigation, liabilities and reputational damage.
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
Evolving corporate governance and public disclosure regulations and expectations, including with respect to sustainability matters, could expose us to risks.
In recent years, there has been heightened interest from regulators, customers, investors, employees and other stakeholders on sustainability matters and related disclosures. Such attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report on. At the same time, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. Further, rising client expectations for sustainability performance may be at odds with simultaneous pressure for low-cost delivery. Relatedly, our clients use sustainability performance data managed by us (including, but not limited to, data used in the calculation of GHG emissions) in their own regulatory filings, and such data is subject to financial grade assurance. If our sustainability practices do not meet evolving stakeholders’ expectations and assurance standards, or if we are unable to satisfy all stakeholders, our reputation, ability to attract or retain employees, financial condition, results of operations and cash flows could be negatively impacted.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange (NYSE) and the Financial Accounting Standards Board. Further, new and emerging regulatory initiatives, particularly in the EU, U.K. and California, related to climate change and sustainability matters, could adversely affect our business, including, for example, the EU Corporate Sustainability Reporting Directive, the EU Corporate Sustainability Due Diligence Directive, and Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements in the U.K. and other jurisdictions. These and other legal and regulatory requirements continue to evolve in scope and complexity, making compliance more difficult and uncertain. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. We also expect to incur additional costs as we seek to engage in due diligence, verification and reporting in connection with our sustainability initiatives.
Further, we have announced, and may from time to time announce, certain initiatives, including goals, targets and objectives, related to greenhouse gas emissions targets and other sustainability matters, in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement and we could be criticized for the scope or nature of such initiatives, or for any revisions thereto, or the accuracy, adequacy or completeness of related disclosures. Statements about our sustainability initiatives and goals, and progress against those goals, reflect our current plans, which are based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. There is no guarantee that we will be able to successfully achieve our initiatives or commitments related to sustainability matters, on the desired timeframes or at all. Nevertheless, if we fail or are perceived to fail to achieve progress with respect to our sustainability-related goals on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, this could negatively impact our reputation and our business results, as well as expose us to government enforcement actions, fines and private litigation. Achievement of our sustainability goals may also require us to incur additional costs or to make changes to our operations which could adversely affect our business and results of operations.
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

In addition, changes in tax laws or regulations and multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), including the OECD’s accord to set a minimum global corporate tax rate of 15%, increase tax uncertainty and could impact the company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes to and the potential interdependency of the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on the company’s results of operations.
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
As of December 31, 2024, we had over $1.4 billion invested in certain companies and projects that we do not control that were accounted for under the cost/measurement alternative method of accounting, equity method or fair value. These investments are subject to risks related to the businesses in which we invest, which may be different than the risks inherent in our own business. Factors beyond our control may significantly influence the value of these investments and may cause their fair value to decrease or adversely impact our ability to recognize a gain on such investments. These factors include decisions made by management or controlling stockholders of such businesses, who may have interests different than those of CBRE, and instability in the capital markets. Any of these factors, among others, could cause an impairment, realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations. In the future, we may acquire more equity investments that are not consolidated, which could increase our exposure to the risks described above.
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
•Technical Safeguards: We deploy technical and procedural measures to protect our technology and data. Protection measures include, but are not limited to, network firewalls, network intrusion detection and prevention, penetration testing, attack surface management, vulnerability assessments and remediation processes, threat intelligence, anti-malware and access controls, plus data loss prevention and monitoring.
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
•Incident Response Plans: We maintain and update incident response plans that address the life cycle of a cyber-incident and routinely evaluate the effectiveness of such plans. Incident response plans focus on cyber risk issues, including detection, response and recovery; cyber threats, including external communication and legal compliance; and breach simulations and penetration testing through internal and external exercises. Each year, we engage a third-party expert to oversee a cybersecurity incident response exercise to test pre-planned response actions from our incident response plan and to facilitate group discussions regarding the effectiveness of our cybersecurity incident response strategies and tactics.
•Third-Party Suppliers and Service Providers: We conduct periodic vendor security reviews and risk assessments for prospective and significant current third-party technical suppliers and service providers. Vendor security reviews evaluate numerous key security controls and the outputs of these reviews are used as part of business decisions regarding procurement and to assess a vendor’s overall security posture relative to a defined set of security criteria.
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
Risks from Cybersecurity Threats
We have experienced, and may in the future experience, whether directly or through our service providers or other channels, cybersecurity incidents. While prior incidents have not been material and have not had a material impact on us, future incidents could have a material impact on our business strategy, results of operations or financial condition. Although our processes are designed to help prevent, detect, respond to and mitigate the impact of such incidents, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the reputational, operational, legal or financial impacts that may result. For additional information regarding risks from cybersecurity threats, see “Item 1A. Risk Factors—Risks Related to our Information Technology, Cybersecurity and Data Protection” in this Annual Report.

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
Our CISO, in conjunction with other digital & technology leaders, implements and oversees processes for the regular monitoring of our information systems. This includes escalation protocols to identify, assess and escalate cyber incidents. We also deploy security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, our CISO is equipped with a defined incident response plan. Our CISO meets quarterly with our risk management team and provides quarterly reports to the Audit Committee.
Item 2.    Properties.
As of December 31, 2024, we occupied offices, excluding offices occupied by affiliates, in the following geographical regions:

	Sales Offices(1)	Corporate Offices	Total
Americas	274	1	275
Europe, Middle East and Africa (EMEA)	267	1	268
Asia Pacific	165	1	166
Total	706	3	709
________________________________________________________________________________________________________________________________________
(1)Includes 129 offices of Turner & Townsend, including 41 in the Americas, 57 in EMEA, and 31 offices in APAC regions.
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
As of February 11, 2025, there were 48 stockholders of record of our Class A common stock. This figure does not include beneficial owners who hold shares in nominee name.
Dividend Policy
We have not declared or paid any cash dividends on any class of our common stock since our inception on February 20, 2001. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (Board) and will depend on our financial condition, acquisition or other opportunities to invest capital, results of operations, capital requirements and other factors that the Board deems relevant.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Open market share repurchase activity during the three months ended December 31, 2024 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	21,324	$119.48	21,324
November 1, 2024 - November 30, 2024	2,301,758	134.80	2,301,758
December 1, 2024 - December 31, 2024	1,665,592	132.61	1,665,592
	3,988,674	$133.81	3,988,674	$5,822
________________________________________________________________________________________________________________________________________
(1)In November 2024, our Board authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of December 31, 2024. The Board also extended the term of the 2024 program through December 31, 2029. During the fourth quarter of 2024, we repurchased an aggregate of $534 million of our common stock under the 2024 program. The remaining $5.8 billion in the table represents the amount available to repurchase shares under the 2024 program as of December 31, 2024.
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

Stock Performance Graph
The graph below matches the 5 Year Cumulative Total Return of holders of CBRE Group, Inc.’s common stock with the cumulative total returns of the S&P 500 Index and a customized peer group of eight companies that includes: JLL, a global commercial real estate services company publicly traded in the U.S., as well as the following companies that have significant commercial real estate or real estate capital markets businesses within the U.S. or globally, that in each case are publicly traded in the U.S. or abroad: Colliers International Group Inc. (CIGI), Cushman & Wakefield plc (CWK), ISS A/S (ISS), Marcus & Millichap, Inc. (MMI), Newmark Group Inc. (NMRK), Savills plc (SVS.L), and Walker & Dunlop, Inc. (WD). These companies are reasonably comparable to us, or include divisions with business lines reasonably comparable to some or all of ours, and represent our current primary competitors.
The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024. Our stock price performance shown in the graph below is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
AMONG CBRE GROUP, INC., THE S&P 500 INDEX (2),
AND PEER GROUP

$300
$250
$200
$150
$100
$50
$0
12/31/19
12/20
12/21
12/22
12/23
12/24
CBRE Group, Inc.
S&P 500
Peer Group

	12/31/19	12/20	12/21	12/22	12/23	12/24
CBRE Group, Inc.	$100.00	$102.33	$177.04	$125.57	$151.88	$214.21
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	85.50	140.81	89.11	104.84	121.11
________________________________________________________________________________________________________________________________________
(1)$100 invested on December 31, 2019 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
(2)Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

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
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the company’s financial condition and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report. Discussion regarding our financial condition and results of operations for the year ended December 31, 2023 and comparisons between the years ended December 31, 2023 and 2022 are included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s 2023 Annual Report filed with the SEC on February 20, 2024.
Overview
CBRE is the world’s largest commercial real estate services and investment firm (based on 2024 revenue). In 2024, we served clients through three business segments – Advisory Services, Global Workplace Solutions (GWS) and Real Estate Investments (REI) – which are described in “Item 1. Business” in this Annual Report. We generate revenue from both resilient sources (large multi-year portfolio and per-project contracts) and non-recurring sources, including commissions generated by transactions. Our revenue mix has become more weighted towards resilient revenue sources, particularly occupier outsourcing, and our dependence on cyclical property sales and lease transaction revenue has declined. Non-recurring transactional revenue and earnings within our Advisory Services segment (notably property sales and leasing) have historically been highest in the year’s fourth quarter due to a focus on completing transactions prior to year-end, but such seasonality has decreased as transactions have comprised a smaller proportion of our total revenue.
Business Environment
The operating environment for commercial real estate improved in 2024, particularly in the second half of the year. This was most prominently evident in real estate leasing markets. A healthy economic outlook and improved return-to-office momentum made companies increasingly confident to move forward with office leasing plans. Demand was particularly strong for the highest-quality space and expanded from primary to secondary markets as the year progressed. Improved capital availability and lower borrowing costs – along with the perception that interest rates would fall further – buoyed investor sentiment and led to increased real estate sales and financing activity in the second half of 2024. These factors also improved the operating backdrop for development and investment asset sales late in the year. Meanwhile, outsourcing services continued to gain favor with major corporations and other large occupiers of space, boosting demand for facilities and project management services.
Results of Operations
The following presents highlights of CBRE’s performance for the year ended December 31, 2024 (percentages represent comparison to 2023 results):

Revenue	Net Revenue (1)	GAAP Net Income
$35.8B	$20.9B	$968M
12.0%	14.2%	(1.8)%

Core EBITDA (1)	GAAP Earnings Per Share (EPS)	Core EPS (1)
$2.7B	$3.14	$5.10
22.4%	(0.3)%	32.8%
An improved operating environment supported strong growth for CBRE in 2024. Overall, net revenue increased 14.2%. This included 14.1% net revenue growth in our resilient businesses(1) (including facilities management, project management, property management, loan servicing, recurring investment management fees and valuations), and 14.3% net revenue growth in our transactional businesses(1) (property sales, leasing, mortgage origination, carried interest and incentive fees in our investment management business, and development fees).
________________________________________________________________________________________________________________________________________
(1)See Non-GAAP Financial Measures section in Item 7 of this Annual Report.
We allocated significant capital last year on projects designed to enhance our capabilities, augment our growth profile and expand our total addressable market. Our capital deployment totaled approximately $1.8 billion, and included $1.1 billion in M&A and other strategic investments, including the acquisition of J&J Worldwide Services, a provider of outsourcing services to the U.S. federal government and Direct Line Global, which provides technical data center management. In addition, we deployed $644 million in share buybacks (repurchasing 5,110,624 shares).
The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31,
	2024		2023
Revenue:
Net revenue:
Facilities management	$6,907	19.3%	$5,806	18.2%
Property management	2,123	5.9%	1,840	5.8%
Project management	3,433	9.6%	3,124	9.8%
Valuation	751	2.1%	716	2.2%
Loan servicing	331	0.9%	317	1.0%
Advisory leasing	3,932	11.0%	3,503	11.0%
Capital markets:
Advisory sales	1,774	5.0%	1,611	5.0%
Commercial mortgage origination	596	1.7%	424	1.3%
Investment management	650	1.8%	592	1.9%
Development services	388	1.1%	360	1.1%
Corporate, other and eliminations	(17)	0.0%	(17)	(0.1)%
Total net revenue	20,868	58.3%	18,276	57.2%
Pass-through costs also recognized as revenue	14,899	41.7%	13,673	42.8%
Total revenue	35,767	100.0%	31,949	100.0%
Costs and expenses:
Cost of revenue	28,811	80.6%	25,675	80.4%
Operating, administrative and other	5,011	14.0%	4,562	14.3%
Depreciation and amortization	674	1.9%	622	1.9%
Total costs and expenses	34,496	96.4%	30,859	96.6%
Gain on disposition of real estate	142	0.4%	27	0.1%
Operating income	1,413	4.0%	1,117	3.5%
Equity (loss) income from unconsolidated subsidiaries	(19)	(0.1)%	248	0.8%
Other income	39	0.1%	61	0.2%
Interest expense, net of interest income	215	0.6%	149	0.5%
Income before provision for income taxes	1,218	3.4%	1,277	4.0%
Provision for income taxes	182	0.5%	250	0.8%
Net income	1,036	2.9%	1,027	3.2%
Less: Net income attributable to non-controlling interests	68	0.2%	41	0.1%
Net income attributable to CBRE Group, Inc.	$968	2.7%	$986	3.1%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
We reported consolidated net income of $968 million for the year ended December 31, 2024 on revenue of $35.8 billion as compared to consolidated net income of $986 million on revenue of $31.9 billion for the year ended December 31, 2023.
The revenue increase reflected growth in leasing activity, particularly for office and retail space, commercial mortgage origination, loan servicing, property management, and continued strong growth in the GWS segment, which benefited from strong new business activity, contract expansions, and acquisitions. We began to see an increase in property sales in our Advisory Services segment in the second half of 2024. Revenue increased in the REI segment, driven by higher incentive and development fees.
Foreign currency translation had minimal net impact on revenue during the year ended December 31, 2024. Foreign currency translation strength in the British pound sterling was offset by weakness in the Japanese yen.
Cost of revenue increased 12.2%, during the year ended December 31, 2024 as compared to the same period in 2023 due to revenue growth, consisting of higher pass-through costs, higher compensation, and higher indirect reimbursed costs. Foreign currency translation had a 0.1% positive impact on total cost of revenue. Cost of revenue increased slightly to 80.6% of total revenue from 80.4% driven by higher costs to support growth in revenues.
Operating, administrative and other expenses increased 9.8% as compared to the same period last year. The increase was driven by an increase in restructuring and indirect tax expenses this year compared to 2023 as the cost savings initiatives in the GWS segment were largely completed. Foreign currency translation had a 0.1% positive impact on total operating expenses during the year ended December 31, 2024. Operating expenses as a percentage of revenue decreased to 14.0% from 14.3%, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 8.4% during the year ended December 31, 2024, as compared to the same period in 2023, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions such as J&J Worldwide Services.
Gain on disposition of real estate increased by $115 million in 2024, driven by the monetization of real estate development assets in the REI segment.
We incurred an equity loss of $19 million in 2024 compared to equity income of $248 million in the same period in 2023. This was mainly due to an unusually large development asset disposition in the first-quarter 2023 that did not recur in 2024. In addition, we recorded higher unrealized net losses related to our non-core strategic equity investments, including Altus Power, Inc. (Altus), during the year ended December 31, 2024. These losses were partially offset by equity income recognized in relation to investments in TCC real estate development projects.
Other income decreased to $39 million from $61 million, driven primarily by a one-time gain of approximately $34 million recognized in 2023 associated with the remeasurement of an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired. This decrease was partially offset by positive fair value adjustments on certain financial instruments this year as compared to the same period last year.
Interest expense, net of interest income, increased 44.3% in 2024 as compared to the same period 2023. This increase was primarily due to the issuance of new debt during the first quarter of 2024, the impact of higher interest rates, and increased borrowings on the revolving credit and commercial paper facilities.
Our provision for income taxes on a consolidated basis was $182 million for the year ended December 31, 2024 as compared to $250 million in 2023. Our effective tax rate decreased to 15.0% in 2024 from 19.5% in 2023. The decrease is primarily related to the reversal of unrecognized tax positions.
The Organization for Economic Co-operation & Development (OECD) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits of large multinational companies. European Union member states along with many other countries adopted or expect to adopt the OECD Pillar Two Model effective January 1, 2024 or thereafter. The OECD and other countries continue to publish guidelines and legislation which include transition and safe harbor rules. We continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules. The impact of Pillar Two top-up taxes was insignificant for 2024.

Segment Operations
As of December 31, 2024, our operations were organized around, and we publicly report financial results for, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions; and (3) Real Estate Investments. We also have a Corporate and Other segment. For additional information on our segments, see Note 19 – Segments of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
In early January 2025, we combined our project management business with our Turner & Townsend majority-owned subsidiary and will publicly report financial results for a fourth business segment, Project Management, beginning in the first quarter of 2025. In addition, we acquired full ownership of Industrious, a provider of premium flexible workplace solutions in January 2025, and will establish a new business segment, Building Operations & Experience, in 2025, comprised of enterprise and local facilities management, property management and flexible workplace solutions. Our four business segments beginning in 2025 will be (1) Advisory Services; (2) Building Operations & Experience; (3) Project Management; and (4) Real Estate Investments.
Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31,
	2024		2023
Revenue:
Net revenue:
Property management	$2,123	22.1%	$1,840	21.7%
Valuation	751	7.8%	716	8.4%
Loan servicing	331	3.4%	317	3.7%
Advisory leasing	3,932	40.9%	3,503	41.2%
Capital markets:
Advisory sales	1,774	18.5%	1,611	19.0%
Commercial mortgage origination	596	6.2%	424	5.0%
Total segment net revenue	9,507	99.0%	8,411	99.0%
Pass-through costs also recognized as revenue	99	1.0%	88	1.0%
Total segment revenue	9,606	100.0%	8,499	100.0%
Costs and expenses:
Cost of revenue	5,858	61.0%	5,147	60.6%
Operating, administrative and other	2,099	21.9%	2,076	24.4%
Depreciation and amortization	272	2.8%	289	3.4%
Total costs and expenses	8,229	85.7%	7,512	88.4%
Operating income	1,377	14.3%	987	11.6%
Equity income from unconsolidated subsidiaries	1	0.0%	4	0.0%
Other income	5	0.1%	46	0.5%
Add-back: Depreciation and amortization	272	2.8%	289	3.4%
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	40	0.4%	72	0.9%
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	0.0%	(34)	(0.4)%
Segment operating profit and segment operating profit on revenue margin	$1,695	17.6%	$1,364	16.0%
Segment operating profit on net revenue margin		17.8%		16.2%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue increased 13.0% in 2024 as compared to the same period in 2023. Global leasing revenue rose 12.2% driven by the Americas which grew 13.3%, including 15.8% in the United States, APAC which grew 10.6% and the United Kingdom, which grew 10.5%. Property sales revenue was up 10.1%, reflecting an increase in property sales in the second half of 2024. The company’s loan origination business benefited from higher loan fees, partially offset by a decrease in interest earnings on escrow balances. Property management also grew solidly, up 15.4%, fueled by growth across regions and in the U.S. and continued growth from the Brookfield portfolio. Foreign currency translation had a 0.2% negative impact on total revenue in 2024, primarily driven by weakness in the Japanese yen and Brazilian real, partially offset by strength in the British pound sterling.
Cost of revenue increased 13.8%, primarily reflecting business growth, higher reimbursable expenses in property management, higher professional compensation and higher commission expense. Foreign currency translation had a 0.1% positive impact on cost of revenue. Cost of revenue slightly increased to 61.0% of total revenue from 60.6% for the same period in 2023 primarily due to higher commissions, driven by revenue growth.
Operating, administrative and other expenses slightly increased by 1.1%, in 2024 as compared to the same period in 2023, driven by higher variable employee compensation costs. The increase was partially offset by lower restructuring expenses as the Advisory Services segment recorded significant restructuring expenses in the first half of 2023, as the segment went through cost reduction initiatives that did not recur this year. Foreign currency translation had a 0.2% positive impact on total operating expenses.
In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Our MSRs are initially recorded at fair value. Subsequent to the initial recording, MSRs are amortized in proportion to and over the period that the servicing income is expected to be received based on projections and timing of estimated future net cash flows and assessed for impairment based on the fair value each reporting period.
For the year ended December 31, 2024, MSRs contributed $123 million to operating income, offset by $138 million of amortization of related intangible assets. For the year ended December 31, 2023, MSRs contributed $84 million to operating income, offset by $144 million of amortization of related intangible assets. The increase was associated with higher origination activity given an increase in financing activities in the second half of 2024.
Other income was $5 million in 2024 versus $46 million in 2023. In 2023, we recognized a one-time gain of approximately $34 million associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired.
Depreciation and amortization expense decreased 5.9% primarily due to lower amortization of mortgage servicing rights as described above and due to accelerated depreciation expense recorded in the first half of 2023, as part of cost savings initiatives that did not recur this year.

Global Workplace Solutions
The following table summarizes our results of operations for our Global Workplace Solutions (GWS) operating segment for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31,
	2024		2023
Revenue:
Net revenue:
Facilities management	$6,907	27.5%	$5,806	25.8%
Project management	3,433	13.7%	3,124	13.9%
Total segment net revenue	10,340	41.1%	8,930	39.7%
Pass-through costs also recognized as revenue	14,800	58.9%	13,585	60.3%
Total segment revenue	25,140	100.0%	22,515	100.0%
Costs and expenses:
Cost of revenue	22,703	90.3%	20,345	90.4%
Operating, administrative and other	1,327	5.3%	1,242	5.5%
Depreciation and amortization	332	1.3%	262	1.2%
Total costs and expenses	24,362	96.9%	21,849	97.1%
Operating income	778	3.1%	666	2.9%
Equity (loss) income from unconsolidated subsidiaries	(3)	0.0%	1	0.0%
Other income	3	0.0%	2	0.0%
Add-back: Depreciation and amortization	332	1.3%	262	1.2%
Adjustments:
Integration and other costs related to acquisitions	17	0.1%	23	0.1%
Costs associated with efficiency and cost-reduction initiatives	65	0.3%	52	0.3%
Impact of fair value non-cash adjustments related to unconsolidated equity investments	9	0.0%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$1,201	4.8%	$1,006	4.5%
Segment operating profit on net revenue margin		11.6%		11.3%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue increased 11.7% in 2024 as compared to 2023, reflecting a double-digit increase in facilities management, led by the Enterprise and Local business, and growth in project management due to continued strong growth from Turner & Townsend. Foreign currency translation had minimal net impact on total revenue during the year ended December 31, 2024. Foreign currency translation weakness in the Japanese yen was partially offset by strength in the British pound sterling.
Cost of revenue increased 11.6%, driven by higher pass-through costs, higher indirect reimbursed costs, and increased professional compensation to support the growth in the business. Foreign currency translation had a 0.1% positive impact on total cost of revenue. Cost of revenue was 90.3% of total revenue, a slight decrease from 90.4% in 2023.
Operating, administrative and other expenses increased 6.8%, primarily due to restructuring charges incurred related to cost savings initiatives and the inclusion of J&J Worldwide Services’ operating results since acquisition at the end of February 2024. Foreign currency translation had minimal net impact on total operating expenses in 2024.
Depreciation and amortization expense increased 26.7%, primarily due to increased amortization expense on intangibles related to the J&J Worldwide Services and certain other in-fill acquisitions.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31,
	2024		2023
Revenue:
Investment management	$650	62.6%	$592	62.1%
Development services	388	37.4%	360	37.9%
Total segment revenue	1,038	100.0%	952	100.0%
Costs and expenses:
Cost of revenue	224	21.6%	186	19.5%
Operating, administrative and other	862	83.0%	784	82.4%
Depreciation and amortization	13	1.3%	15	1.6%
Total costs and expenses	1,099	105.9%	985	103.5%
Gain on disposition of real estate	142	13.7%	27	2.9%
Operating income (loss)	81	7.8%	(6)	(0.6)%
Equity income from unconsolidated subsidiaries	117	11.3%	216	22.6%
Other income	6	0.6%	—	0.0%
Add-back: Depreciation and amortization	13	1.3%	15	1.6%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	8	0.8%	(7)	(0.8)%
Costs associated with efficiency and cost-reduction initiatives	3	0.3%	21	2.3%
Provision associated with Telford’s fire safety remediation efforts	33	3.2%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$261	25.1%	$239	25.1%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue increased 9.0% in 2024 as compared to 2023. This reflected an increase in incentive fees in our investment management business and higher construction management fees in our development services business. Foreign currency translation had a 0.9% positive impact on total revenue during the year ended December 31, 2024, primarily driven by strength in British pound sterling.
Cost of revenue increased 20.4% in 2024 as compared to the same period in 2023 due to higher construction and consulting costs incurred on our real estate development projects. Foreign currency translation had a 3.2% negative impact on total cost of revenue during the year ended December 31, 2024.
Operating, administrative and other expenses increased 9.9%, primarily due to an increase in incentive compensation in our development services and investment management line of business consistent with higher revenue growth, partially offset by lower bonus expense to align with overall segment performance, and a decrease in charges associated with the company’s efficiency and cost-reduction initiatives. Foreign currency translation had a 0.6% negative impact on total operating expenses in 2024.
Gain on disposition of real estate increased by $115 million compared to the same period in 2023 due primarily to gains recognized upon monetization of real estate development projects.
We recorded equity income from unconsolidated subsidiaries of approximately $117 million in 2024 as compared to equity income of $216 million in the same period in 2023, which included an unusually large gain on a development portfolio asset sale.

A roll forward of our assets under management (AUM) by product type for the year ended December 31, 2024 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2023	$65.3	$72.8	$9.4	$147.5
Inflows	3.7	9.0	0.8	13.5
Outflows	(3.3)	(5.9)	(1.5)	(10.7)
Market (depreciation) appreciation	(1.7)	(2.5)	0.1	(4.1)
Balance at December 31, 2024	$64.0	$73.4	$8.8	$146.2
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not to be the basis for determining our management fees. Our assets under management consist of:
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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core, non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our Corporate and other segment for the years ended December 31, 2024 and 2023 (dollars in millions):

	Year Ended December 31, (1)
	2024	2023

Elimination of inter-segment revenue	$(17)	$(17)
Costs and expenses:
Cost of revenue (2)	26	(3)
Operating, administrative and other	723	460
Depreciation and amortization	57	56
Total costs and expenses	806	513
Operating loss	(823)	(530)
Equity (loss) income from unconsolidated subsidiaries	(134)	27
Other income	25	13
Add-back: Depreciation and amortization	57	56
Adjustments:
Integration and other costs related to acquisitions	76	39
Costs incurred related to legal entity restructuring	2	13
Costs associated with efficiency and cost-reduction initiatives	151	14
Charges related to indirect tax audits and settlements	76	—
Segment operating loss	$(570)	$(368)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Core corporate
Operating, administrative and other expenses for our core corporate function rose 57.5%, to $723 million in 2024, mainly due to an increase in our provision related to indirect taxes, increased charges associated with employee separation and integration and other costs related to acquisitions. In addition, we recorded higher incentive compensation expense reflecting improved business performance.
Other (non-core)
We recorded equity loss of approximately $134 million in 2024 versus an equity income of $27 million in 2023. This reflects lower value of our investments, primarily driven by our investments in Altus and Industrious, partially offset by equity income from investments in other unconsolidated subsidiaries.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2025 include up to $360 million of anticipated capital expenditures, net of tenant concessions. During the year ended December 31, 2024, we incurred $279 million of capital expenditures, net of tenant concessions received. As of December 31, 2024, we had aggregate future commitments of $205 million related to co-investments funds in our REI segment, $74 million of which is expected to be funded in 2025. Additionally, as of December 31, 2024, we are committed to fund additional capital of $330 million and $67 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of December 31, 2024, we had $3.3 billion of borrowings available under our revolving credit facilities (under both the Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.1 billion of cash and cash equivalents. We intend to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of December 31, 2024, we had $175 million in outstanding borrowings under the commercial paper program.
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
The second long-term liquidity element is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2024 and 2023, we had accrued deferred purchase consideration totaling $292 million ($199 million of which was a current liability) and $530 million ($264 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.
Lastly, as described in Note 16 – Stockholders’ Equity of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report, in November 2024, our Board of Directors (Board) authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of December 31, 2024. The Board also extended the term of the 2024 program through December 31, 2029. During the year ended December 31, 2024, we repurchased 5,110,624 shares of our Class A common stock with an average price of $126.02 per share using cash on hand for an aggregate of $644 million. During the period January 1, 2025 through February 11, 2025, we repurchased 2,060,012 shares of our Class A common stock with an average price of $132.38 per share using cash on hand for an aggregate of $273 million. As of December 31, 2024 and February 11, 2025, we had $5.8 billion and $5.5 billion, respectively, of capacity remaining under the 2024 program.

Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase programs to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases, and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.
As more fully described in Note 22 – Telford Fire Safety Remediation of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report, on March 16, 2023, Telford Homes entered into a legally binding agreement with the U.K. government, under which Telford Homes will (1) take responsibility for performing or funding remediation works relating to certain life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters in height or greater in England constructed in the last 30 years (in-scope buildings) and (2) withdraw Telford Homes-developed buildings from the government-sponsored Building Safety Fund (BSF) and Aluminum Composite Material (ACM) Funds or reimburse the government funds for the cost of remediation of in-scope buildings.
We had an estimated liability of approximately $204 million (of which $102 million was current) and $192 million (of which $82 million was current) as of December 31, 2024 and 2023, respectively, related to the remediation efforts. We recognized additional provision in the year ended December 31, 2024 based on additional information obtained and evaluations performed allowing for a more refined estimate on a building-by-building basis.
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
Historical Cash Flows
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Operating Activities
Net cash provided by operating activities totaled $1,708 million for the year ended December 31, 2024 as compared to $480 million in the prior year. The primary drivers that contributed to the increase in net cash provided by operating activities were as follows: (1) higher net cash flows from operations, driven by revenue growth and (2) working capital improvements, driven by timing of payment of accounts payable and accrued expenses and lower accounts receivable.
Investing Activities
Net cash used in investing activities totaled $1,514 million for the year ended December 31, 2024, an increase of $833 million as compared to the year ended December 31, 2023. The increase was primarily due to the acquisition of J&J Worldwide Services in February 2024 and Direct Line Global in June 2024.
Financing Activities
Net cash used in financing activities totaled $221 million for the year ended December 31, 2024 as compared to net cash provided by financing activities of $154 million for the year ended December 31, 2023. The increased outflow was primarily driven by higher payments of deferred purchase consideration, share repurchase, and taxes on equity awards; partially offset by proceeds from our commercial paper program, net proceeds from the revolver, and lower inflows from fixed term debt financing compared to prior year.

Summary of Contractual Obligations and Other Commitments
The following is a summary of our various contractual obligations and other commitments as of December 31, 2024 (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year
Total gross long-term debt (1)	$3,320	$36
Short-term borrowings (2)	906	906
Operating leases (3)	2,576	199
Financing leases (3)	432	43
Total gross notes payable on real estate (4)	200	100
Deferred purchase consideration (5)	276	207
Total contractual obligations	$7,710	$1,491

	Amount of Other Commitments
Other Commitments	Total	Less than 1 year
Self-insurance reserves (6)	$197	$197
Tax liabilities (7)	30	30
Co-investments (8) (9)	272	142
Letters of credit (8)	272	272
Guarantees (8) (10)	211	211
Telford’s fire safety remediation provision (11)	204	102
Total other commitments	$1,186	$954
The table above excludes estimated payment obligations for our qualified defined benefit pension plans. For information about our future estimated payment obligations for these plans, see Note 14 – Employee Benefit Plans of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
________________________________________________________________________________________________________________________________________
(1)Reflects gross outstanding long-term debt balances as of December 31, 2024, assumed to be paid at maturity, excluding unamortized discount, premium and deferred financing costs. See Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make $918 million of interest payments, $164 million of which will be made in 2025.
(2)The majority of this balance represents our warehouse lines of credit, which are recourse only to our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) and are secured by our related warehouse receivables. See Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)Includes forecasted interest expense. See Note 12 – Leases of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)Reflects gross outstanding notes payable on real estate as of December 31, 2024 ($9 million of which is recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable), assumed to be paid at maturity, excluding unamortized deferred financing costs. Amounts do not include scheduled interest payments. The notes have either fixed or variable interest rates, ranging from 3.0% to 8.1% at December 31, 2024.
(5)Represents deferred obligations, excluding contingent considerations, related to previous acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2024 set forth in Item 8 of this Annual Report.
(6)Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets as of December 31, 2024 set forth in Item 8 of this Annual Report. While $4 million of the $197 million in claim payments are expected to be payable within one year, due to the nature of this item, claim payments representing the remaining balance of $193 million could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.
(7)As of December 31, 2024, we have a remaining federal tax liability of $30 million associated with the Transition Tax on mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We are paying the federal tax liability for the Transition Tax in annual interest-free installments over a period of eight years through 2025 as allowed by the Tax Act. The next installment is due in 2025 for the 2024 fiscal year.
In addition, as of December 31, 2024, the total amount of gross unrecognized tax benefits totaled $347 million. Of this amount, we expect an insignificant amount of cash settlement in less than one year. See Note 15 – Income Taxes of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(8)See Note 13 – Commitments and Contingencies of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(9)Includes $205 million to fund future co-investments in our REI segment, $74 million of which is expected to be funded in 2025, and $67 million committed to invest in unconsolidated real estate projects. This amount does not include capital committed to consolidated projects of $330 million as of December 31, 2024.
(10)Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events, including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(11)See Note 22 – Telford Fire Safety Remediation of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million with weighted average interest rate of 4.9% as of December 31, 2024, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
The term loan borrowings under the 2023 Credit Agreement are fully and unconditionally guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
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
Our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes are fully and unconditionally guaranteed by CBRE Group, Inc.

Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	December 31,
	2024	2023
Balance Sheet Data:
Current assets	$29	$7
Non-current assets	1,730	1,733
Total assets	1,759	1,740

Current liabilities	$1,072	$48
Non-current liabilities (1)	5,817	2,994
Total liabilities (1)	6,889	3,042

	Year Ended December 31,
	2024	2023
Statement of Operations Data:
Revenue	$—	$—
Operating income (loss)	99	(1)
Net income (loss)	57	(70)
________________________________________________________________________________________________________________________________________
(1)Includes $3.3 billion and $933 million of intercompany loan payables to non-guarantor subsidiaries as of December 31, 2024 and 2023, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
Short-Term Borrowings
On August 5, 2022, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of August 5, 2027.
The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate. The Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group, Inc.
As of December 31, 2024, $132 million was outstanding under the revolving credit facility provided for by the Revolving Credit Agreement. No letters of credit were outstanding as of December 31, 2024. As of February 11, 2025 and December 31, 2023, no amounts were outstanding under this revolving credit facility. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility.
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of December 31, 2024, we had $175 million in outstanding borrowings under the commercial paper program with a weighted average annual interest rate of 4.77%. As of February 11, 2025, we had $1.3 billion in outstanding borrowings under the commercial paper program.

In addition, Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility and bears interest at the Sterling Overnight Index Average (SONIA) plus 0.78%. As of December 31, 2023, $10 million (£8 million) was outstanding under this revolving credit facility. As of February 11, 2025, no amount was outstanding under this revolving credit facility.
We also maintain warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
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
Revenue Recognition
To recognize revenue in a transaction with a customer, we evaluate the five steps of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” revenue recognition framework: (1) identify the contract; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations and (5) recognize revenue when (or as) the performance obligations are satisfied.
Our revenue recognition policies are consistent with this five-step framework. Understanding the complex terms of agreements and determining the appropriate time, amount, and method to recognize revenue for each transaction requires significant judgement. These significant judgements include: (i) determining what point in time or what measure of progress depicts the transfer of control to the customer; (ii) applying the series guidance to certain performance obligations satisfied over time; (iii) estimating how and when contingencies, or other forms of variable consideration, will impact the timing and amount of recognition of revenue and (iv) determining whether we control third party services before they are transferred to the customer in order to appropriately recognize the associated revenue on either a gross or net basis. The timing and amount of revenue recognition in a period could vary if different judgments were made. Our revenues subject to the most judgment are sales and lease commission revenue, incentive-based management fees, development fees and third party fees associated with our occupier outsourcing and property management services. For a detailed discussion of our revenue recognition policies, see the Revenue Recognition section within Note 2 – Significant Accounting Policies of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
Goodwill and Other Intangible Assets
As of December 31, 2024, our consolidated balance sheets included goodwill of $5.6 billion and other intangible assets of $2.3 billion.
Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. We engage a third-party valuation firm to assist us in identifying and determining the fair values of intangible assets acquired. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also impact our statement of operations and could impact the results of future asset impairment reviews.
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
We did not incur any impairment losses as a result of our 2024 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values as of December 31, 2024. Additionally, we do not believe that the estimated fair values of our reporting units or indefinite-lived intangible assets are at risk of decreasing below their carrying values in the next twelve months. For additional information on goodwill and intangible asset impairment testing, see Note 2 – Significant Accounting Policies and Note 9 – Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
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
Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2024 and 2023 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.
Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
See Note 15 – Income Taxes of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information regarding income taxes.

Telford Fire Safety Remediation
As of December 31, 2024, the company had an estimated liability of $204 million on the balance sheet which represents management’s best estimate of future losses associated with overall remediation efforts. It includes amounts that the U.K. government has already paid or quantified through the Building Safety Fund and estimates developed by Telford’s internal team and/or third-party experts for the remaining in-scope buildings. The estimates were developed using the best available data, including (i) industry data, (ii) fire safety assessments (also known as Publicly Available Specification (PAS) assessments and include fire risk appraisal of external wall construction) which identified remediation work to be performed on specific buildings, and (iii) bids from subcontractors. We applied an inflation factor to account for uncertainty in completion of remediation activities, which could take an extended period of time to complete, an estimate of direct costs associated with an internal team dedicated to this remediation, and a contingency to account for unknown remediation costs. Inherent uncertainties exist in such evaluations primarily due to its subjective, highly complex nature and other unknowns such as individual remediation requirements, time required for remediation, and cost of materials and resources amongst others. We will continue to assess new information as it becomes available during the remediation process and adjust our estimated liability accordingly.
See Note 22 – Telford Fire Safety Remediation of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information.

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
New Accounting Pronouncements
See New Accounting Pronouncements discussion within Note 3 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

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
Net revenue is gross revenue less costs largely associated with subcontracted vendor work performed for clients and is passed through to the client generally with no margin. Segment operating profit on revenue margin is computed by dividing segment operating profit by revenue and provides a comparable profitability measure against our peers. Segment operating profit on net revenue margin is computed by dividing segment operating profit by net revenue and is a better indicator of the segment’s margin since it does not include the diluting effect of pass-through revenue which generally has no margin.
We use core EBITDA, core adjusted net income and core earnings per share (or core EPS) as indicators of the company’s operating financial performance. Core EBITDA and core adjusted net income represent earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to carried interest incentive compensation expense (reversal) to align with the timing of associated revenue, costs incurred related to legal entity restructuring, efficiency and cost-reduction initiatives, integration and other costs related to acquisitions, provision associated with Telford’s fire safety remediation efforts, charges related to indirect tax audits and settlements, a one-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired, fair value changes on certain non-core non-controlling equity investments, the impact of fair value adjustments related to unconsolidated equity investments, non-cash depreciation and amortization expense related to certain assets attributable to acquisitions and restructuring activities and related impact on income taxes and non-controlling interest. We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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

Core EBITDA is calculated as follows (dollars in millions):

	Year Ended December 31,
	2024	2023
Net income attributable to CBRE Group, Inc.	$968	$986
Net income attributable to non-controlling interests	68	41
Net income	1,036	1,027
Adjustments:
Depreciation and amortization	674	622
Interest expense, net of interest income	215	149
Provision for income taxes	182	250
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	8	(7)
Integration and other costs related to acquisitions	93	62
Costs incurred related to legal entity restructuring	2	13
Costs associated with efficiency and cost-reduction initiatives	259	159
Provision associated with Telford’s fire safety remediation efforts	33	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	9	—
Charges related to indirect tax audits and settlements	76	—
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	(34)
Net fair value adjustments on strategic non-core investments	117	(32)
Core EBITDA	$2,704	$2,209
Core net income attributable to CBRE Group, Inc. stockholders, as adjusted (or core adjusted net income), and core EPS, are calculated as follows (in millions, except share and per share data):

	Year Ended December 31,
	2024	2023
Net income attributable to CBRE Group, Inc.	$968	$986
Adjustments:
Integration and other costs related to acquisitions	93	62
Costs incurred related to legal entity restructuring	2	13
Costs associated with efficiency and cost-reduction initiatives	259	159
Impact of fair value non-cash adjustments related to unconsolidated equity investments	9	—
Provision associated with Telford’s fire safety remediation efforts	33	—
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	8	(7)
Charges related to indirect tax audits and settlements	76	—
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	(34)
Net fair value adjustments on strategic non-core investments	117	(32)
Non-cash depreciation and amortization expense related to certain assets attributable to acquisitions	199	167
Interest expense related to indirect tax audits and settlements	16	—
Tax impact of adjusted items, tax benefit attributable to legal entity restructuring, and strategic non-core investments	(191)	(82)
Impact of adjustments on non-controlling interest	(18)	(33)
Core net income attributable to CBRE Group, Inc., as adjusted	$1,571	$1,199
Core diluted income per share attributable to CBRE Group, Inc., as adjusted	$5.10	$3.84
Weighted average shares outstanding for diluted income per share	308,033,612	312,550,942

Net revenue and gross revenue from resilient business lines is calculated as follows (dollars in millions):

	Year Ended December 31,
	2024	2023
Net revenue from resilient business lines
Facilities management	$6,907	$5,806
Property management	2,123	1,840
Project management	3,433	3,124
Valuation	751	716
Loan servicing	331	317
Recurring investment management fees (1)	537	539
Total net revenue from resilient business lines	14,082	12,342
Pass-through costs also recognized as revenue	14,899	13,673
Total revenue from resilient business lines	$28,981	$26,015
________________________________________________________________________________________________________________________________________
(1)Recurring investment management fees is included in Investment management revenue.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. As of December 31, 2024, we had seven outstanding cross-currency swaps to effectively hedge foreign currency exposure related to certain foreign subsidiaries and a U.S. dollar denominated term loan entered into by a euro functional entity. See Note 7 – Fair Value Measurements of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for additional information on fair value methodology used to value the swaps at December 31, 2024. We apply FASB ASC Topic 815, “Derivatives and Hedging,” when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our Real Estate Investments (REI) business segment has significant euro and British pound denominated assets under management (AUM), as well as associated revenue and earnings in Europe. In addition, our Global Workplace Solutions (GWS) business segment derives significant revenue and earnings in foreign currencies, such as the euro and British pound sterling. Fluctuations in foreign currency exchange rates may continue to produce corresponding changes in our AUM, revenue and earnings.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar. During 2024, we entered into four cross-currency swaps with a total USD notional value of $875 million to effectively hedge the foreign currency exposure related to certain Euro denominated entities and two cross-currency swaps with a total USD notional value of $165 million to effectively hedge the foreign currency exposure related to certain Japanese Yen denominated entities.
Our businesses could suffer from adverse effects of high interest rates, a rapid increase in interest rates, limited access to debt capital or liquidity constraints, downturns in general macroeconomic conditions, regulatory or financial market uncertainty, or unforeseen disruptions such as geopolitical events and public health crisis (or the perception that such disruptions may occur).
During the year ended December 31, 2024, 43.6% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Year Ended December 31,
	2024		2023
United States dollar	$20,166	56.4%	$17,470	54.7%
British pound sterling	4,968	13.9%	4,393	13.8%
Euro	3,239	9.1%	3,003	9.4%
Canadian dollar	1,083	3.0%	1,195	3.7%
Australian dollar	941	2.6%	867	2.7%
Indian rupee	756	2.1%	663	2.1%
Japanese yen	528	1.5%	485	1.5%
Swiss franc	491	1.4%	427	1.3%
Chinese yuan	490	1.4%	516	1.6%
Singapore dollar	430	1.2%	413	1.3%
Other currencies (1)	2,675	7.4%	2,517	7.9%
Total revenue	$35,767	100.0%	$31,949	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 46 currencies comprise 7.4% and 7.9% of our revenue for the year ended December 31, 2024 and 2023, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the year ended December 31, 2024, would have decreased pre-tax income by $10 million. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have decreased pre-tax income by $9 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
Fluctuations in foreign currency exchange rates may result in corresponding fluctuations in revenue and earnings as well as the assets under management for our investment management business, which could have a material adverse effect on our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our international operations also are subject to, among other things, political instability and changing tax, trade and regulatory environments, which affect the currency markets and which as a result may adversely affect our future financial condition and results of operations. We routinely monitor these risks and related costs and evaluate the appropriate amount of oversight to allocate towards business activities in foreign countries where such risks and costs are particularly significant.
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. We have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates.
The estimated fair value of our senior term loans was approximately $708 million at December 31, 2024. Based on dealers’ quotes, the estimated fair values of our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes were $1.0 billion, $509 million, $600 million and $426 million, respectively, at December 31, 2024.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt as of December 31, 2024, the net impact of the additional interest cost would be a decrease of $11 million on pre-tax income for the year ended December 31, 2024.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Assessment of gross unrecognized tax benefits
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $347 million as of December 31, 2024. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefits process, including the interpretation of tax law and the estimate of the unrecognized tax benefits. Since tax law is complex and often subject to interpretations, we involved tax professionals with specialized skills and knowledge, who assisted in:
•Obtaining and understanding of the Company’s tax planning strategies including change sin legal entity structures and intercompany financing arrangements,
•Evaluating the Company’s interpretation of tax law and the potential impact on the Company’s tax positions,
•Inspecting correspondence with applicable taxing authorities, and assessing the expiration of statutes of limitations, and,
•Performing an independent assessment of certain of the Company’s tax positions and comparing the results to the Company’s assessment.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Chicago, Illinois
February 14, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CBRE Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CBRE Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired J&J Worldwide Services during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, J&J Worldwide Services’ internal control over financial reporting associated with four percent of total assets and one percent of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of J&J Worldwide Services.
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
/s/ KPMG LLP
Chicago, Illinois
February 14, 2025

CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,114	$1,265
Restricted cash	107	106
Receivables, less allowance for doubtful accounts of $101 and $102 at December 31, 2024 and 2023, respectively	7,005	6,370
Warehouse receivables	561	675
Contract assets	400	443
Prepaid expenses	332	333
Income taxes receivable	130	159
Other current assets	321	315
Total Current Assets	9,970	9,666
Property and equipment, net of accumulated depreciation and amortization of $1,795 and $1,576 at December 31, 2024 and 2023, respectively	914	907
Goodwill	5,621	5,129
Other intangible assets, net of accumulated amortization of $2,494 and $2,179 at December 31, 2024 and 2023, respectively	2,298	2,081
Operating lease assets	1,198	1,030
Investments in unconsolidated subsidiaries (with $890 and $997 at fair value at December 31, 2024 and 2023, respectively)	1,295	1,374
Non-current contract assets	89	75
Real estate under development	505	300
Non-current income taxes receivable	75	78
Deferred tax assets, net	538	361
Other assets, net	1,880	1,547
Total Assets	$24,383	$22,548
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,102	$3,562
Compensation and employee benefits payable	1,419	1,459
Accrued bonus and profit sharing	1,695	1,556
Operating lease liabilities	200	242
Contract liabilities	375	298
Income taxes payable	209	217
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	552	666
Revolving credit facility	132	—
Other short-term borrowings	222	16
Current maturities of long-term debt	36	9
Other current liabilities	345	218
Total Current Liabilities	9,287	8,243
Long-term debt, net of current maturities	3,245	2,804
Non-current operating lease liabilities	1,307	1,089
Non-current income taxes payable	—	30
Non-current tax liabilities	160	157
Deferred tax liabilities, net	247	255
Other liabilities	945	903
Total Liabilities	15,191	13,481
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 302,052,229 and 304,889,140 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,567	9,188
Accumulated other comprehensive loss	(1,159)	(924)
Total CBRE Group, Inc. Stockholders’ Equity	8,411	8,267
Non-controlling interests	781	800
Total Equity	9,192	9,067
Total Liabilities and Equity	$24,383	$22,548
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$35,767	$31,949	$30,828
Costs and expenses:
Cost of revenue	28,811	25,675	24,239
Operating, administrative and other	5,011	4,562	4,649
Depreciation and amortization	674	622	613
Asset impairments	—	—	59
Total costs and expenses	34,496	30,859	29,560
Gain on disposition of real estate	142	27	244
Operating income	1,413	1,117	1,512
Equity (loss) income from unconsolidated subsidiaries	(19)	248	229
Other income (loss)	39	61	(12)
Interest expense, net of interest income	215	149	69
Write-off of financing costs on extinguished debt	—	—	2
Income before provision for income taxes	1,218	1,277	1,658
Provision for income taxes	182	250	234
Net income	1,036	1,027	1,424
Less: Net income attributable to non-controlling interests	68	41	17
Net income attributable to CBRE Group, Inc.	$968	$986	$1,407
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$3.16	$3.20	$4.36
Weighted average shares outstanding for basic income per share	305,859,458	308,430,080	322,813,345
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$3.14	$3.15	$4.29
Weighted average shares outstanding for diluted income per share	308,033,612	312,550,942	327,696,115
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,036	$1,027	$1,424
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(243)	111	(409)
Pension liability adjustments, net of $1.1 income tax benefit and $0.7 and $5.2 income tax expense for the years ended December 31, 2024, 2023 and 2022, respectively	4	2	(15)
Other, net of $2.8 income tax expense and $3.6 and $0.6 income tax benefit for the years ended December 31, 2024, 2023 and 2022, respectively	(9)	(18)	(12)
Total other comprehensive (loss) income	(248)	95	(436)
Comprehensive income	788	1,122	988
Less: Comprehensive income (loss) attributable to non-controlling interests	55	77	(78)
Comprehensive income attributable to CBRE Group, Inc.	$733	$1,045	$1,066
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,036	$1,027	$1,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	674	622	613
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(162)	(102)	(203)
Gain on disposition of real estate assets	(142)	(27)	—
Asset impairments	—	—	59
Net compensation expense for equity awards	146	96	160
Equity loss (income) from unconsolidated subsidiaries	19	(248)	(229)
Other non-cash adjustments to net income	8	(18)	55
Distribution of earnings from unconsolidated subsidiaries	132	256	389
Proceeds from sale of mortgage loans	12,817	9,714	14,527
Origination of mortgage loans	(12,668)	(9,905)	(13,652)
(Decrease) increase in warehouse lines of credit	(114)	218	(830)
Purchase of equity securities	(51)	(15)	(28)
Proceeds from sale of equity securities	76	14	30
(Increase) decrease in real estate under development	(6)	81	95
Increase in receivables, prepaid expenses and other assets (including contract and lease assets)	(572)	(860)	(503)
Increase in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	538	22	64
Increase (decrease) in compensation and employee benefits payable and accrued bonus and profit sharing	206	(173)	(2)
Increase in net income taxes receivable/payable	(8)	(97)	(133)
Other operating activities, net	(221)	(125)	(207)
Net cash provided by operating activities	1,708	480	1,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(307)	(305)	(260)
Acquisition of businesses, including net assets acquired, intangibles and goodwill, net of cash acquired	(1,067)	(203)	(173)
Contributions to unconsolidated subsidiaries	(136)	(127)	(385)
Distributions from unconsolidated subsidiaries	91	54	87
Acquisition and development of real estate assets	(389)	(171)	—
Proceeds from disposition of real estate assets	235	77	—
Other investing activities, net	59	(6)	(101)
Net cash used in investing activities	(1,514)	(681)	(832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	4,173	4,006	1,833
Repayment of revolving credit facility	(4,041)	(4,184)	(1,655)
Proceeds from commercial paper	175	—	—
Proceeds from senior term loans	—	748	—
Repayment of senior term loans	(9)	(437)	—
Proceeds from issuance of senior notes	495	975	—
Repurchase of common stock	(627)	(665)	(1,850)
Acquisition of businesses (cash paid for acquisitions more than three months after purchase date)	(281)	(145)	(34)
Units repurchased for payment of taxes on equity awards	(105)	(72)	(38)
Other financing activities, net	(1)	(72)	(22)
Net cash (used in) provided by financing activities	(221)	154	(1,766)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(123)	13	(166)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(150)	(34)	(1,135)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF YEAR	1,371	1,405	2,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	$1,221	$1,371	$1,405
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$396	$191	$89
Income tax payments, net (1)	$467	$467	$604
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$19	$54	$—
________________________________________________________________________________________________________________________________________
(1)Income tax payments in 2024 includes $37 million for the purchase of third-party transferable tax credits.

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except share data)

	CBRE Group, Inc. Stockholders’
					Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	Accumulated earnings	Minimum pension liability	Foreign currency translation and other	Non- controlling interests	Total
Balance at December 31, 2021	332,875,959	$3	$799	$8,367	$(104)	$(537)	$831	$9,359
Net income	—	—	—	1,407	—	—	17	1,424
Pension liability adjustments, net of tax	—	—	—	—	(15)	—	—	(15)
Restricted stock awards vesting	1,028,807	—	—	—	—	—	—	—
Compensation expense for equity awards	—	—	160	—	—	—	—	160
Units repurchased for payment of taxes on equity awards	—	—	(38)	—	—	—	—	(38)
Repurchase of common stock	(22,890,606)	—	(913)	(949)	—	—	—	(1,862)
Foreign currency translation loss	—	—	—	—	—	(315)	(94)	(409)
Unrealized holding losses on available for sale debt securities, net of tax	—	—	—	—	—	(6)	—	(6)
Contributions from non-controlling interests	—	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other	—	—	(8)	8	—	(6)	(2)	(8)
Balance at December 31, 2022	311,014,160	3	—	8,833	(119)	(864)	753	8,606
Net income	—	—	—	986	—	—	41	1,027
Pension liability adjustments, net of tax	—	—	—	—	2	—	—	2
Restricted stock awards vesting	1,742,328	—	—	—	—	—	—	—
Compensation expense for equity awards	—	—	96	—	—	—	—	96
Units repurchased for payment of taxes on equity awards	—	—	(36)	(36)	—	—	—	(72)
Repurchase of common stock	(7,867,348)	—	(47)	(602)	—	—	—	(649)
Foreign currency translation gain	—	—	—	—	—	75	36	111
Contributions from non-controlling interests	—	—	—	—	—	—	6	6
Distributions to non-controlling interests	—	—	—	—	—	—	(42)	(42)
Other	—	—	(13)	7	—	(18)	6	(18)
Balance at December 31, 2023	304,889,140	3	—	9,188	(117)	(807)	800	9,067
Net income	—	—	—	968	—	—	68	1,036
Pension liability adjustments, net of tax	—	—	—	—	4	—	—	4
Restricted stock awards vesting	2,273,713	—	—	—	—	—	—	—
Compensation expense for equity awards	—	—	146	—	—	—	—	146
Units repurchased for payment of taxes on equity awards	—	—	(105)	—	—	—	—	(105)
Repurchase of common stock	(5,110,624)	—	(55)	(589)	—	—	—	(644)
Foreign currency translation loss	—	—	—	—	—	(230)	(13)	(243)
Contributions from non-controlling interests	—	—	—	—	—	—	22	22
Distributions to non-controlling interests	—	—	—	—	—	—	(74)	(74)
Deconsolidation of investments	—	—	—	—	—	—	(24)	(24)
Other	—	—	14	—	—	(9)	2	7
Balance at December 31, 2024	302,052,229	$3	$—	$9,567	$(113)	$(1,046)	$781	$9,192
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations
CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company,” “we,” “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2024 revenue, with leading global market positions in most lines of business we serve.
Our business is focused on providing services to real estate investors and occupiers. For investors, we provide capital markets (property sales and mortgage origination), mortgage servicing, property leasing, investment management, property management, valuation and development services, among others. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We generate revenue from both management fees (large multi-year portfolio and per-project contracts) and commissions generated by transactions. As of December 31, 2024, the company has more than 140,000 employees (including Turner & Townsend employees) serving clients in more than 100 countries providing services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (primarily U.S. development); and “Telford Living” (U.K. development); “Turner & Townsend Holdings Limited” (global program, project and cost management) and “J&J Worldwide Services” (outsourcing services for the U.S. federal government).
2.Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries, which are comprised of variable interest entities in which we are the primary beneficiary and voting interest entities, in which we determined we have a controlling financial interest, under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidations.” The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
We consolidate any VIE of which we are the primary beneficiary and disclose significant VIEs of which we are not the primary beneficiary, if any, as well as disclose our maximum exposure to loss related to VIEs that are not consolidated (see Note 6 – Variable Interest Entities).

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
Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIEs in which we are not the primary beneficiary are accounted for under the equity method in accordance with FASB ASC Topic 323, “Instruments - Equity Method and Joint Ventures.” We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the earnings from these equity-method basis companies, generally recognized on a lag of three months or less, is included in consolidated net income. We have elected to account for certain eligible investments and related interests at fair value in accordance with the FASB ASC Topic 825, “Financial Instruments.”
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
Equity investments that do not result in consolidation and are not accounted for under the equity method (primarily marketable equity securities) are measured at fair value with changes therein reflected in net income. Equity instruments that do not have readily determinable fair values and do not qualify for using the net asset value per share practical expedient in FASB ASC Topic 820, “Fair Value Measurements” (Topic 820) are measured at cost, less any impairment, and adjusted for subsequent observable transactions for the same or similar investments of the same issuer.
Impairment Evaluation
Impairment losses on investments, other than available for sale debt securities and investments otherwise measured at fair value, are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the marketplace. Management’s judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment. Based on our review, we did not record any significant other-than-temporary impairment losses during the years ended December 31, 2024, 2023 and 2022.

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
Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of three months or less. We also manage certain cash and cash equivalents as an agent for our investment and property and facilities management clients. These amounts are not included in the accompanying consolidated balance sheets (see “Fiduciary Funds” discussion below).
Restricted Cash
Included in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 is restricted cash of $107 million and $106 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the ordinary course of business.
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
Property and Equipment
Property and equipment, which includes leasehold improvements, is stated at cost, net of accumulated depreciation and impairment. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over estimated useful lives ranging up to 10 years. Leasehold improvements are amortized over the shorter of the term of their associated leases, excluding options to renew unless we are reasonably certain that we will exercise the option to renew, or the estimated useful life of the asset. We capitalize expenditures that significantly increase the life of our assets and expense the costs of maintenance and repairs.
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
Real Estate
Classification and Impairment Evaluation
We classify real estate in accordance with the criteria of the FASB ASC Topic 360, “Property, Plant and Equipment” (Topic 360) as follows: (i) real estate held for sale, which includes completed assets or land for sale in its present condition that meet all of Topic 360’s “held for sale” criteria; (ii) real estate under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) real estate under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) real estate held for investment, which consists of land on which development activities have not yet commenced and completed assets or land held for disposition that do not meet the “held for sale” criteria. Any asset reclassified from real estate held for sale to real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.
Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates or market comparisons, is less than its carrying amount, an allowance is recorded against the asset. Real estate under development and real estate held for investment are carried at cost less depreciation and impairment, as applicable. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over their estimated useful lives, generally up to 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful lives or terms of the respective leases. Land improvements included in real estate held for investment are depreciated over their estimated useful lives, up to 15 years.
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
A summary of our real estate assets is as follows (dollars in millions):

	December 31,
	2024	2023
Real estate under development, current (included in other current assets)	$—	$—
Real estate and other assets held for sale (included in other current assets)	40	42
Real estate under development	505	300
Real estate held for investment (included in other assets, net)	243	179
Total real estate	$788	$521
Cost Capitalization and Allocation
When acquiring, developing, and constructing real estate assets, we capitalize recoverable costs. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy. Recoverable costs capitalized include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, interest, development and construction costs and costs of incidental operations. We do not capitalize any internal costs when acquiring, developing, and constructing real estate assets. We expense transaction costs for acquisitions that qualify as a business in accordance with FASB ASC Topic 805, “Business Combinations” (Topic 805). Pursuit costs capitalized in connection with a potential development project that we have determined not to pursue are written off in the period that determination is made.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Disposition of Real Estate
We account for gains and losses on the sale of real estate and other nonfinancial assets or in substance nonfinancial assets to noncustomers that are not an output of our ordinary activities and are not a business in accordance with FASB ASC Topic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets.” Where we do not have a controlling financial interest in the entity that holds the transferred assets after the transaction, we derecognize the assets or in substance nonfinancial assets and recognize a gain or loss when control of the underlying assets transfers to the counterparty.
We may also dispose of real estate through the transfer of a long-term leasehold representing a major part of the remaining economic life of the property. We account for these transfers as sales-type leases in accordance with FASB ASC Topic 842, “Leases” by derecognizing the carrying amount of the underlying asset, recognizing any net investment in the lease and recognizing selling profit or loss in net income.
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
We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment at least annually, or more often if circumstances or events indicate a change in the impairment status, in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” The guidance permits, but does not require an entity to perform a qualitative assessment with respect to any of its reporting units or indefinite-lived intangible assets to determine whether a quantitative impairment test is needed. Entities are permitted to assess based on qualitative factors whether it is more likely than not that a reporting unit’s or indefinite-lived intangible asset’s fair value is less than its carrying amount before applying the quantitative impairment test. If it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, the entity conducts the quantitative impairment test. If not, the entity does not need to apply the quantitative test. The qualitative test is elective, and an entity can go directly to the quantitative test rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors. When performing a quantitative test, we primarily use a discounted cash flow approach to estimate the fair value of our reporting units and indefinite-lived intangible assets. Management’s judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, etc. We record an impairment loss when the amount by which a reporting unit’s or indefinite-lived intangible asset’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill or indefinite-lived intangible asset. See Note 9 – Goodwill and Other Intangible Assets for more information.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Business Combinations
We estimate the fair value of identifiable assets, liabilities and any non-controlling interests acquired in a business combination and recognize goodwill as the excess of the purchase price over the recorded value of the acquired assets and liabilities in accordance with Topic 805. When estimating the fair value of acquired assets, we utilize various valuation models which may require significant judgment, particularly where observable market values do not exist. Inputs requiring significant judgment may include discount rates, growth rates, cost of capital, royalty rates, tax rates, market values, depreciated replacement costs, selling prices less costs to dispose, and remaining useful lives, among others. Reasonable differences in these inputs could have a significant impact on the estimated value of acquired assets, the resulting value of goodwill, subsequent depreciation and amortization expense, and the results of future asset impairment evaluations.
Leases
We are the lessee in contracts for our office space tenancies, for leased vehicles, and for some leases of land in our global development business. We monitor our service arrangements to evaluate whether they meet the definition of a lease.
The present value of lease payments, which are either fixed payments, in-substance fixed payments, or variable payments tied to an index or rate are recognized on the consolidated balance sheets with corresponding lease liabilities and right-of-use (ROU) assets upon the commencement of the lease. These lease costs are expensed over the respective lease term in accordance with the classification of the lease (i.e., operating versus finance classification). Variable lease payments not tied to an index or rate are expensed as incurred and are not subject to capitalization. After the commencement date, any modifications to the leasing arrangement are assessed and the ROU asset and lease liability are remeasured to recognize modifications to the lease term, leased asset, or lease payments.
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
Deferred Financing Costs
Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to eleven years. Debt issuance costs related to a recognized debt liability are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. Accounting Standards Update (ASU) 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” permits classifying debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the arrangement. Total deferred financing costs, net of accumulated amortization, related to our revolving line of credit have been included in other assets in the accompanying consolidated balance sheets and were $6 million and $9 million as of December 31, 2024 and 2023, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
See Note 11 – Long-Term Debt and Short-Term Borrowings for additional information on activities associated with our debt.
Revenue Recognition
We account for revenue with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following is a description of principal activities – separated by reportable segments – from which we generate revenue. For more detailed information about our reportable segments, see Note 18 – Revenue from Contracts with Customers and Note 19 – Segments.
Advisory Services
Our Advisory Services segment provides a comprehensive range of services globally, including property leasing, property sales, mortgage origination, mortgage servicing, property management and valuation services.
Property Leasing and Property Sales
We provide strategic advice and execution for owners, investors, and occupiers of real estate in connection with the leasing of office, industrial and retail space. We also offer clients fully integrated property sales services under the CBRE Capital Markets brand. We are compensated for our services in the form of a commission and, in some instances, may earn various forms of variable incentive consideration. Our commission is paid upon the occurrence of certain contractual event(s) which may be contingent. For example, a portion of our leasing commission may be paid upon signing of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g., payment of first month’s rent or tenant move-in). For leases, we typically satisfy our performance obligation at a point in time when control is transferred; generally, at the time of the first contractual event where there is a present right to payment. We look to history, experience with a customer, and deal specific considerations as part of the most likely outcome estimation approach to support our judgement that the second contingency (if applicable) will be met. Therefore, we typically accelerate the recognition of the revenue associated with the second contingent event. For property sales, our commission is typically paid at the closing of the sale, which represents transfer of control for services to the customer.
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
We also earn fees from the origination and sale of commercial mortgage loans for which the company retains the servicing rights. Revenue from fees earned from Government-Sponsored Enterprises (GSEs) are out of the scope of Topic 606. These fees are governed by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (Topic 820) and FASB ASC Topic 860, “Transfers and Servicing.” Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights (MSR) to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Upon sale, we record a servicing asset or liability based on the fair value of the retained MSR associated with the transferred loan. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value in other intangible assets in the accompanying consolidated balance sheets. They are amortized in proportion to and over the estimated period that the servicing income is expected to be received.

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
Global Workplace Solutions
Our GWS segment provides a broad suite of integrated, contractually-based outsourcing services globally for occupiers of real estate, including facilities management, and project management services.
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
Real Estate Investments
Our REI segment is comprised of investment management services provided globally and development services in the U.S., the U.K. and Continental Europe.
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
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations in our property leasing business was not significant. We apply the practical expedient related to remaining performance obligations that are part of a contract that has an original expected duration of one year or less and the practical expedient related to variable consideration from remaining performance obligations pursuant to the series guidance. All of our remaining performance obligations apply to one of these practical expedients.
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
Contract Costs
Contract costs, accounted for under FASB ASC Topic 340-40, “Other Assets and Deferred Costs – Contracts with Customers,” primarily consist of upfront costs incurred to obtain or to fulfill a contract. These costs are typically found within our GWS segment. Such costs relate to transition costs to fulfill contracts prior to services being rendered and are included within other intangible assets in the accompanying consolidated balance sheets. Capitalized transition costs are amortized based on the transfer of services to which the assets relate which can vary on a contract-by-contract basis and are included in cost of revenue in the accompanying consolidated statement of operations. Contract costs that are recognized as assets are reviewed for impairment when events and changes in circumstances indicate that their carrying amounts may not be recoverable.
Applying the contract cost practical expedient, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Business Promotion and Advertising Costs
The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $82 million, $74 million and $85 million were included in operating, administrative and other expenses for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income/loss. In the accompanying consolidated balance sheets, accumulated other comprehensive income/loss primarily consists of foreign currency translation adjustments, qualified derivative activities, unrealized holding gains on available for sale debt securities and pension liability adjustments. Foreign currency translation adjustments exclude any income tax effects given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 15 – Income Taxes).
Warehouse Receivables
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2024 and 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
Mortgage Servicing Rights (MSRs)
In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of the mortgage servicing rights on the date the loans are sold. Our MSRs are initially recorded at fair value. Subsequent to the initial recording, MSRs are amortized in proportion to and over the period that the servicing income is expected to be received based on projections and timing of estimated future net cash flows and assessed for impairment based on the fair value each reporting period. MSRs are recorded in other intangible assets in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our initial recording of MSRs at their fair value resulted in net gains, as the fair value of servicing contracts that result in MSR assets exceeded the fair value of servicing contracts that result in MSR liabilities. The net assets and net gains are presented in the accompanying consolidated financial statements. The amount of MSRs recognized during the years ended December 31, 2024, 2023 and 2022 was as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning balance, mortgage servicing rights	$499	$561	$579
Mortgage servicing rights recognized	125	82	146
Mortgage servicing rights sold	—	—	—
Amortization expense	(138)	(144)	(164)
Ending balance, mortgage servicing rights	$486	$499	$561
MSRs do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rates and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2024, 2023 and 2022 in measuring fair value were as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average discount rate	13.6%	13.0%	12.9%
Weighted average conditional prepayment rate	11.8%	12.0%	10.1%
The estimated fair value of our MSRs was $1.1 billion, $1.2 billion and $1.1 billion as of December 31, 2024, 2023 and 2022, respectively. We perform quarterly procedures to identify triggering events. Impairment is evaluated through a comparison of the carrying amount and fair value of the MSRs, and recognized with the establishment of a valuation allowance. We did not incur any impairment charges related to our MSRs during the years ended December 31, 2024, 2023 or 2022. No valuation allowance was recognized for MSRs in 2024, 2023, and 2022.
Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $329 million, $315 million and $309 million for the years ended December 31, 2024, 2023 and 2022, respectively, and includes prepayment fees/late fees earned from loans serviced for others of $9 million, $5 million and $23 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, also recorded in revenue, was ancillary income of $151 million, $108 million and $23 million for years ended December 31, 2024, 2023 and 2022, respectively, generated on the loan servicing float.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation
We account for all employee awards under the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718). Topic 718 requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. We do not estimate forfeitures, but instead recognize forfeitures when they occur. See Note 14 – Employee Benefit Plans for additional information on our stock-based compensation plans.
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
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all the deferred tax asset will not be realized.
We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.
See Note 15 – Income Taxes for additional information on income taxes.
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
The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2024 and 2023, our reserves for claims under these insurance programs were $197 million and $180 million, respectively, of which $4 million and $4 million, respectively, represented our estimated current liabilities.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contingencies
Pursuant to FASB ASC Topic 450, “Contingencies” (Topic 450), we evaluate whether any conditions existed as of the financial statement issuance date which may result in a loss contingent upon one or more future events occurring or not occurring. Assessing contingent liabilities involves significant judgment. If the assessment indicates that a loss is probable and the amount is reasonably estimable, we accrue an estimated liability in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of potential losses, if determinable and material, would be disclosed. We determine the amount of estimated liability to accrue, if any, after thorough evaluation of key information available that could impact the size and timing of the potential loss on a case-by-case basis. Given the significant judgment involved with such estimates, the potential liability may change in the future as new information becomes available. We do not recognize gain contingencies until the contingency is completely resolved and the associated amounts are probable of collection.
Derivatives and Hedging Activities
We record derivative instruments at fair value in the accompanying consolidated balance sheets in either other liabilities or other assets. We do not net derivatives on our balance sheet. For derivatives designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same financial statement line item. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis. Cash flows arising from derivative instruments are classified within the consolidated statements of cash flows within the same category that the cash flows from the item being hedged.
The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether we have elected to apply hedge accounting in a qualified hedging relationship. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we may elect not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.
Derivative instruments that are designated as hedging instruments and qualify for hedge accounting must be highly effective in mitigating the designated changes in fair value or cash flows of the hedged item. We assess at the hedge’s inception, and continue to assess on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to be highly effective in offsetting changes in the hedged items.
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as a foreign currency denominated term loan (see Note 11 – Long-Term Debt and Short-Term Borrowings for additional information on the term loan). As of December 31, 2024, we had seven outstanding cross-currency swaps with a total fair value of $43 million included in other assets to hedge our exposure to changes in foreign exchange rates from a foreign currency denominated term loan and investments in foreign subsidiaries.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update enhances reportable segment disclosures by requiring a public entity to: 1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, 2) disclose, on an annual and interim basis, an amount of other segment items by reportable segment and a description of its composition, 3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, 4) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and 5) provide all the disclosures required by this update and all existing segment disclosures in Topic 280 if the entity has a single reportable segment. This ASU also clarifies that, in addition to the measure that is most consistent with the measurement principles under GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 in the fourth quarter of 2024 and have updated our segment disclosures to comply with the updated requirements.
Recent Accounting Pronouncements Pending Adoption
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. We are evaluating the impact that ASU 2024-03 will have on our consolidated financial statement disclosures.
4.Acquisitions
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
The J&J acquisition was treated as a business combination under Topic 805 and was accounted for using the acquisition method of accounting. We financed the acquisition with (i) the issuance in February 2024 of $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029; (ii) borrowings under our existing revolving credit facility under our 2023 Credit Agreement; and (iii) cash on hand. See Note 11 – Long-Term Debt and Short-Term Borrowings for more information on the above-mentioned debt instruments.
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
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$819
Less: Estimated fair value of net assets acquired (see table below)	353
Excess purchase price over estimated fair value of net assets acquired	$466
The purchase accounting adjustments related to the J&J acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired and non-controlling interest has been recorded to goodwill. The goodwill arising from the J&J acquisition consists largely of the synergies and opportunities to deliver premier engineering services, base support operations and facilities maintenance services. Of the goodwill generated, approximately $115 million is deductible for tax purposes.

The acquired assets and assumed liabilities of J&J were recorded at their estimated fair values. The purchase price allocation for the business combination is primarily for intangibles and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.
The following table summarizes the fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on February 27, 2024 (dollars in millions):

Assets Acquired:
Cash and cash equivalents	$26
Receivables, net	91
Contract assets	19
Prepaid expenses	2
Other current assets	2
Property and equipment, net	11
Other intangible assets, net	297
Operating lease assets	6
Investments in unconsolidated subsidiaries	20
Other assets, net	10
Total assets acquired	484
Liabilities Assumed:
Accounts payable and accrued expenses	56
Compensation and employee benefits payable	10
Contract liabilities	1
Income taxes payable	1
Other current liabilities	3
Non-current operating lease liabilities	3
Deferred tax liabilities, net	48
Other liabilities	3
Total liabilities assumed	125
Non-controlling Interest Acquired	6
Estimated Fair Value of Net Assets Acquired	$353
In connection with the J&J acquisition, below is a summary of the value allocated to the intangible assets acquired (dollars in millions):

			As of December 31, 2024
Asset Class	Amortization Period	Amount Assigned at Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	9-12 years	$174	$12	$162
Backlog	4-6 years	111	21	90
Trademark	3 years	10	3	7
Technology	5 years	2	—	2
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
Unaudited pro forma results, assuming the J&J acquisition had occurred as of January 1, 2023 for purposes of the pro forma disclosures for the years ended December 31, 2024 and 2023 are presented below. They include certain adjustments for increased amortization expense related to the intangible assets acquired (approximately $3 million and $19 million in 2024 and 2023, respectively) as well as increased interest expense related to the long-term financing (approximately $4 million and $28 million in 2024 and 2023, respectively). Direct transaction and integration costs of $25 million as well as the tax impact of all pro forma adjustments are also included in the unaudited pro forma results.
These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the J&J acquisition occurred on January 1, 2023 and may not be indicative of future operating results (dollars in millions, except share and per share data):

	Year Ended December 31,
	2024	2023
Revenue	$35,839	$32,411
Operating income	1,431	1,079
Net income attributable to CBRE Group, Inc.	979	933
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$3.20	$3.03
Weighted average shares outstanding for basic income per share	305,859,458	308,430,080
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$3.18	$2.99
Weighted average shares outstanding for diluted income per share	308,033,612	312,550,942
2024 Acquisitions
During the year ended December 31, 2024, the company completed nine in-fill business acquisitions, including three in the Advisory Services segment and six in the Global Workplace Solutions segment, with an aggregate purchase price of approximately $315 million in cash and non-cash consideration. Assets acquired primarily relate to intangible assets (customer relationships, backlog, trademarks and goodwill); other assets and liabilities assumed are working capital in nature. The results of operations of all acquisitions completed during the year ended 2024 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$130	N/A
Customer relationships	148	12 years
Other intangible assets	16	2 years
Total	$294

2023 Acquisitions
During the year ended December 31, 2023, the company completed sixteen in-fill business acquisitions, including nine in the Advisory Services segment, six in the Global Workplace Solutions segment and one in the Real Estate Investments segment, with an aggregate purchase price of approximately $312 million in cash and non-cash consideration. Assets acquired and liabilities assumed are primarily working capital in nature. The results of operations of all acquisitions completed during the year ended 2023 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$199	N/A
Customer relationships	75	10 years
Other intangible assets	7	4 years
Total	$281
2022 Acquisitions
During the year ended December 31, 2022, the company did not have acquisitions that were deemed material either individually or in the aggregate.

5.Warehouse Receivables & Warehouse Lines of Credit
A roll forward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2023	$675
Origination of mortgage loans	12,668
Gains (premiums on loan sales)	32
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(12,785)
Cash collections of premiums on loan sales	(32)
Proceeds from sale of mortgage loans	(12,817)
Net increase in mortgage servicing rights included in warehouse receivables	3
Ending balance at December 31, 2024	$561
The following table is a summary of our warehouse lines of credit in place as of December 31, 2024 and 2023 (dollars in millions):

			December 31, 2024		December 31, 2023
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	12/12/2025	daily floating Secured Overnight Financing Rate (SOFR) plus 1.50%, with a SOFR adjustment of 0.05%	$1,310	$306	$1,335	$613
JP Morgan (Business Lending Activity) (1)	12/12/2025	daily floating SOFR plus 2.75%, with a SOFR adjustment of 0.05%	15	—	15	—
JP Morgan (Bridge Loans) (1)	12/12/2025	daily floating SOFR plus 2.00%, with a SOFR adjustment of 0.05%	25	—	—	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month CME term SOFR plus 1.45%, with a SOFR floor of 0.25%	650	1	650	7
TD Bank, N.A. (TD Bank) (3)	7/15/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	900	103	600	28
Bank of America, N.A. (BofA) (4)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	142	350	18
BofA (4)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
			$3,500	$552	$3,200	$666
________________________________________________________________________________________________________________________________________
(1)Effective December 13, 2024, this facility was renewed through December 12, 2025 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal. In addition, a Bridge Loan sublimit was added with an interest rate of daily floating rate SOFR plus 2.00%. As of December 31, 2024, both sublimits were not utilized.
(2)Effective October 1, 2024, this facility transitioned to using 1-month CME term SOFR rate.
(3)Effective July 31, 2024, this facility was renewed with a maximum aggregate principal amount of $300 million, with an uncommitted $300 million temporary line of credit and a maturity date of July 15, 2025. The SOFR rate was adjusted to 1.25%. The SOFR adjustment rate remained at 0.10% with the extension. Effective October 30, 2024, the accordion option was used to temporarily increase the line from $300 million to $600 million until January 28, 2025.
(4)Effective May 22, 2024, this facility was renewed to May 21, 2025 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal.
During the year ended December 31, 2024, we had a maximum of $1.8 billion of warehouse lines of credit principal outstanding.

6.Variable Interest Entities
We hold variable interests in certain VIEs primarily in our Real Estate Investments segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of December 31, 2024 and 2023, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	December 31,
	2024	2023
Investments in unconsolidated subsidiaries	$192	$165
Other current assets	13	—
Co-investment commitments	37	58
Maximum exposure to loss	$242	$223
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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (dollars in millions):

	December 31, 2024
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3	$—	$—	$3
Corporate debt securities	—	33	—	33
Asset-backed securities	—	7	—	7
Total available for sale debt securities	3	40	—	43
Equity securities	18	—	—	18
Investments in unconsolidated subsidiaries	100	—	412	512
Warehouse receivables	—	561	—	561
Derivative assets	—	43	—	43
Other assets	—	—	46	46
Total assets at fair value	$121	$644	$458	$1,223

Liabilities
Contingent consideration	—	—	36	36
Total liabilities at fair value	$—	$—	$36	$36

	December 31, 2023
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$12	$—	$—	$12
Debt securities issued by U.S. federal agencies	—	11	—	11
Corporate debt securities	—	44	—	44
Asset-backed securities	—	1	—	1
Total available for sale debt securities	12	56	—	68
Equity securities	41	—	—	41
Investments in unconsolidated subsidiaries	168	—	477	645
Warehouse receivables	—	675	—	675
Other assets	—	—	16	16
Total assets at fair value	$221	$731	$493	$1,445

Liabilities
Contingent consideration	—	—	36	36
Derivative liabilities	—	5	—	5
Total liabilities at fair value	$—	$5	$36	$41
Fair value measurements for our available for sale debt securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.
During the year ended December 31, 2023, we recorded a gain of $34 million associated with remeasuring our 50% investment in a previously unconsolidated subsidiary to fair value as of the date we acquired the remaining 50% controlling interest. Fair value of this investment in unconsolidated subsidiary at acquisition date was $37 million, based upon the purchase price paid for the remaining 50% interest acquired, which falls under Level 3 of the fair value hierarchy. Such gain was reflected in other income in our Advisory Services segment in the accompanying consolidated statements of operations for the year ended December 31, 2023.
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $148 million and $143 million as of December 31, 2024 and 2023, respectively, related to our capital investments in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment. These investments are included in “other assets, net” in the accompanying consolidated balance sheets.
The fair values of warehouse receivables are primarily calculated based on locked in purchase prices. At December 31, 2024 and 2023, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (See Note 2 – Significant Accounting Policies and Note 5 – Warehouse Receivables & Warehouse Lines of Credit). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of December 31, 2024 and 2023, investments in unconsolidated subsidiaries at fair value using NAV were $378 million and $352 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $21 million and $19 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration
Balance as of December 31, 2022	$461	$14	$41
Transfer in (out)	—	(10)	—
Net change in fair value	16	5	(6)
Purchases/ Additions	—	7	20
Sales / Payments	—	—	(19)
Balance as of December 31, 2023	477	16	36
Transfer in (out)	—	—	—
Net change in fair value	(65)	18	(5)
Purchases/ Additions	—	12	11
Sales / Payments	—	—	(6)
Balance as of December 31, 2024	$412	$46	$36
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity (loss) income from unconsolidated subsidiaries
Other assets (liabilities)	Other income (loss)
Contingent consideration (short-term)	Accounts payable and accrued expenses
Contingent consideration (long-term)	Other liabilities
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of December 31, 2024:

	Valuation Technique	Unobservable Input
Investment in unconsolidated subsidiaries	Discounted cash flow	Discount rate	13%

	Monte Carlo	Volatility	62%

Other assets	Discounted cash flow	Discount rate	13%

Contingent consideration	Monte Carlo	Volatility	21%
		Discount rate	5%

	Discounted estimated payments (1)	Discount rate	5% - 6%
________________________________________________________________________________________________________________________________________
(1)As of December 31, 2024, discounted estimated payments for Contingent Consideration had a weighted average of 6%.
During the year ended December 31, 2024, we recorded non-cash asset impairment charges of $9 million related to one of our equity method investments. There were no asset impairment charges or other significant non-recurring fair value measurements recorded during the year ended December 31, 2023.
During the year ended December 31, 2022, we recorded non-cash asset impairment charges of $59 million. Approximately $10 million of such charges related to the exit of our Advisory Services business in Russia (primarily comprised of receivables), and $26 million and $22 million related to goodwill and trade name impairment charges, respectively. The goodwill and the trade name impairment charges represent a full impairment of such assets associated with the Telford Homes business in our Real Estate Investments segment. The charges were attributable to the effects of elevated inflation on construction, materials and labor costs which increased Telford Homes’ risk as the contractor and reduced the profitability of current projects. The fair value measurements employed for our impairment evaluation of goodwill were based on a discounted cash flow approach and a relief from royalty fair value method for the trade name. Significant inputs used in the evaluation included a risk-free rate of return, estimated risk premium, terminal growth rates, working capital assumptions, royalty rate, income tax rates as well as other economic variables. These asset impairment charges were included within the line item “Asset impairments” in the accompanying consolidated statements of operations.

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
•Warehouse Receivables – These balances are carried at fair value. The primary source of value is either a contractual purchase commitment from Freddie Mac or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS (see Note 2 – Significant Accounting Policies and Note 5 – Warehouse Receivables & Warehouse Lines of Credit).
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus Power, Inc. (Altus) is considered level 1 and is measured at fair value using a quoted price in an active market. Our ownership of alignment shares of Altus and our investment in Industrious and certain other non-controlling equity investments are considered level 3 which are measured at fair value using Monte Carlo and discounted cash flows. The valuation of Altus’ common shares and alignment shares are dependent on its stock price which could be volatile and subject to wide fluctuations in response to various market conditions. Transfer out activities from level 3 represents annual conversion of a portion of our alignment shares in Altus to its common shares (see Note 10 – Investments in Unconsolidated Subsidiaries).
•Available for Sale Debt Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Equity Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Other Assets and Liabilities – Includes the fair value of the unfunded commitment related to a revolving facility designated as Level 3. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions.
•Derivative assets and liabilities – The fair value of cross-currency swaps reflects the net present value of expected payments and receipts under the swap agreement based on the market’s expectation of future spot foreign currency exchange rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and discount rates. These are designated as Level 2.
•Contingent Consideration – The fair values of contingent consideration related to business acquisitions are estimated using Monte Carlo simulations or the probability-weighted present value of estimated future payments resulting from the achievement levels of financial targets.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, and our revolving credit facilities. Due to the short-term nature and/or variable interest rates of these instruments, fair value approximates carrying value (see Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 11 – Long-Term Debt and Short-Term Borrowings).

•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of December 31, 2024 and 2023 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 11 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Senior term loans	$708	$746	$718	$752
5.950% senior notes	1,033	1,049	976	974
4.875% senior notes	600	600	599	597
5.500% senior notes	509	—	496	—
2.500% senior notes	426	424	492	490
•Notes Payable on Real Estate – As of December 31, 2024 and 2023, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $196 million and $124 million, respectively, and are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.
8.Property and Equipment
Property and equipment consists of the following (dollars in millions):

		December 31,
	Useful Lives	2024	2023
Computer hardware and software	2-10 years	$1,489	$1,341
Leasehold improvements	1-15 years	716	658
Furniture and equipment	1-10 years	351	298
Construction in progress	N/A	153	186
Total cost		2,709	2,483
Accumulated depreciation and amortization		1,795	1,576
Property and equipment, net		$914	$907
Depreciation and amortization expense associated with property and equipment was $297 million, $290 million and $261 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no asset impairment charges related to property and equipment during the years ended December 31, 2024, 2023 and 2022.
Construction in progress includes capitalizable costs incurred during the development stage of computer software and leasehold improvements that have not yet been placed in service.

9.Goodwill and Other Intangible Assets
Our annual assessment of goodwill and other intangible assets deemed to have indefinite lives has historically been completed as of the beginning of the fourth quarter of each year. We performed the 2024, 2023 and 2022 annual assessments as of October 1 and determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.
During 2022, we identified a triggering event due to changing market conditions in our Real Estate Investments segment for the Telford Homes business. We recorded a non-cash goodwill impairment charge of $26 million associated with this reporting unit attributable to the effects of elevated inflation on construction, materials and labor costs, driving an increase in Telford Homes’ risk as the contractor and reducing the profitability of current projects.
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 (dollars in millions):

	Advisory Services	Global Workplace Solutions	Real Estate Investments	Total
Balance as of December 31, 2022
Goodwill	$3,283	$2,110	$595	$5,988
Accumulated impairment losses	(762)	(175)	(183)	(1,120)
	2,521	1,935	412	4,868
Acquisitions	91	93	3	187
Foreign exchange movement	9	57	8	74
Balance as of December 31, 2023
Goodwill	3,383	2,260	606	6,249
Accumulated impairment losses	(762)	(175)	(183)	(1,120)
	2,621	2,085	423	5,129
Acquisitions	8	589	—	597
Foreign exchange movement	(33)	(60)	(12)	(105)
Balance as of December 31, 2024
Goodwill	3,358	2,789	594	6,741
Accumulated impairment losses	(762)	(175)	(183)	(1,120)
	$2,596	$2,614	$411	$5,621
Other intangible assets totaled $2.3 billion, net of accumulated amortization of $2.5 billion as of December 31, 2024, and $2.1 billion, net of accumulated amortization of $2.2 billion as of December 31, 2023 and are comprised of the following (dollars in millions):

	December 31,
	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortizable intangible assets:
Management contracts	$58		$62
Trademarks	309		317
	367		379
Amortizable intangible assets:
Customer relationships	2,021	$(1,031)	1,727	$(893)
Mortgage servicing rights	1,134	(648)	1,055	(556)
Trademarks/Trade names	342	(177)	315	(147)
Management contracts	133	(133)	122	(121)
Other	795	(505)	662	(462)
	4,425	(2,494)	3,881	(2,179)
Total intangible assets	$4,792	$(2,494)	$4,260	$(2,179)

Indefinite-lived intangible assets include management contracts identified as a result of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) in 2011 (collectively referred to as the REIM Acquisitions) relating to relationships with open-end funds, a trademark separately identified as a result of the CBRE Services, Inc. (CBRE Services) in 2001 (the 2001 Acquisition), a trade name separately identified in connection with the REIM Acquisitions and a trademark separately identified as part of the Turner & Townsend transaction.
Customer relationships relate to existing relationships acquired through acquisitions mainly in our Global Workplace Solutions segment that are being amortized over useful lives of up to 20 years.
Mortgage servicing rights represent the carrying value of servicing assets in the U.S. in our Advisory Services segment. The mortgage servicing rights are being amortized over the estimated period that net servicing income is expected to be received, which is typically up to 10 years. See Mortgage Servicing Rights discussion within Note 2 – Significant Accounting Policies for additional information.
Trademarks are primarily from our 2015 acquisition of the Global Workplace Solutions business from Johnson Controls, Inc., which are being amortized over 20 years. During 2022, we recorded a non-cash impairment of approximately $22 million for trademarks associated with our Telford Homes business in the Real Estate Investments segment due to the impact of the inflationary conditions on construction materials negatively impacting cash flows (see Note 7 – Fair Value Measurements).
Management contracts consist primarily of asset management contracts relating to relationships with closed-end funds and separate accounts in the U.S., Europe and Asia that were separately identified as a result of the REIM Acquisitions. These management contracts are being amortized over useful lives of up to 13 years.
Other amortizable intangible assets mainly represent upfront transition costs incurred to obtain or fulfill contracts prior to services being rendered which primarily get amortized to cost of revenue over the life of the associated contract. It also includes a backlog related intangible identified as part of the Turner & Townsend transaction.
Amortization expense related to intangible assets, excluding amortization of transition costs, was $363 million, $322 million and $348 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated annual amortization expense, excluding amortization of transition costs, for each of the years ending December 31, 2025 through December 31, 2029 and thereafter approximates $339 million, $281 million, $243 million, $191 million, $165 million and $529 million, respectively.

10.Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1% to 50%. The following table represents the composition of investment in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

	December 31,
Investment type	2024	2023
Real Estate Investments (in projects and funds)	$702	$661
Investment in Altus:
Class A common stock (1)	100	168
Alignment shares (2)	15	56
Subtotal	115	224
Other (3)	478	489
Total investment in unconsolidated subsidiaries	$1,295	$1,374
________________________________________________________________________________________________________________________________________
(1)CBRE held 24,557,823 and 24,556,012 shares of Altus Class A common stock as of December 31, 2024 and 2023, respectively, representing approximate ownership of 15.4%.
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
(3)Consists of our investments in Industrious and other non-public entities.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	December 31,
	2024	2023
Combined Condensed Balance Sheets Information:
Current assets	$3,804	$8,884
Non-current assets	51,600	44,116
Total assets	$55,404	$53,000

Current liabilities	$3,378	$1,905
Non-current liabilities	17,701	17,288
Total liabilities	$21,079	$19,193

Non-controlling interests	$951	$1,065

	Year Ended December 31,
	2024	2023	2022
Combined Condensed Statements of Operations Information:
Revenue	$4,026	$7,178	$2,783
Operating income	1,479	4,984	1,215
Net (loss) income (1)	(648)	760	4,102
_______________
(1)Included in Net (loss) income are realized and unrealized earnings and losses in investments in unconsolidated investment funds and realized earnings and losses from sales of real estate projects in investments in unconsolidated subsidiaries. These realized and unrealized earnings and losses are not included in Revenue and Operating income.

Our Real Estate Investments segment invests our own capital in certain real estate investment funds with clients. We provided investment management, property management, brokerage and other professional services in connection with these real estate investments and earned revenues from these unconsolidated subsidiaries of $333 million, $279 million and $269 million during the years ended December 31, 2024, 2023 and 2022, respectively. We had receivables of $156 million and $83 million at December 31, 2024 and 2023, respectively, from these entities. Additionally, in our global development business, we earned development and construction management revenues and received reimbursements for costs from these unconsolidated subsidiaries of $114 million, $165 million and $148 million during the years ended December 31, 2024, 2023 and 2022. We had receivables of $19 million and $30 million at December 31, 2024 and 2023, respectively, from these entities.
11.Long-Term Debt and Short-Term Borrowings
Total long-term debt and short-term borrowings consist of the following (dollars in millions):

	December 31,
	2024	2023
Long-Term Debt
Senior term loans due in 2028	$720	$755
5.950% senior notes due in 2034	1,000	1,000
4.875% senior notes due in 2026	600	600
5.500% senior notes due in 2029	500	—
2.500% senior notes due in 2031	500	500
Total long-term debt	3,320	2,855
Less: current maturities of long-term debt	36	9
Less: unamortized discount	30	31
Less: unamortized debt issuance costs	9	11
Total long-term debt, net of current maturities	$3,245	$2,804

Short-Term Borrowings
Warehouse lines of credit, with interest ranging from 5.65% to 8.15%, due in 2025	$552	$666
Commercial paper program, with interest of 4.77%	175	—
Revolving credit facility, with interest of 7.50%	132	—
Other	47	16
Total short-term borrowings	$906	$682
Future annual aggregate maturities of total consolidated gross debt (excluding unamortized discount, premium and debt issuance costs) at December 31, 2024 are as follows (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter
Future maturities of total consolidated gross debt	$942	$638	$38	$608	$500	$1,500
Long-Term Debt
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services, entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross-currency swap to hedge the associated foreign currency exposure related to this transaction.

Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) the Term SOFR rate for the applicable interest period plus 10 basis points (Adjusted Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of December 31, 2024, we had (i) $374 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $344 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2023 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of December 31, 2024.
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
The indentures governing our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreement. The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of December 31, 2024.
Short-Term Borrowings
We had short-term borrowings of $906 million and $682 million as of December 31, 2024 and 2023, respectively, with related weighted average interest rates of 5.8% and 6.8%, respectively, which are included in the accompanying consolidated balance sheets.
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

The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of December 31, 2024.

As of December 31, 2024, $132 million was outstanding under the revolving credit facility provided for by the Revolving Credit Agreement. No letters of credit were outstanding as of December 31, 2024. As of December 31, 2023, no amount was outstanding under this revolving credit facility. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of December 31, 2024, we had $175 million in borrowings outstanding under our commercial paper program with a weighted average annual interest rate of 4.77%. At any point in time, the company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility bearing interest at SONIA plus 0.78%. As of December 31, 2023, $10 million (£8 million) was outstanding under this revolving credit facility.
Warehouse Lines of Credit
CBRE Capital Markets has warehouse lines of credit with third-party lenders for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. These warehouse lines are recourse only to CBRE Capital Markets and related subsidiaries, based on the related deal type, which are secured by our related warehouse receivables. See Note 5 – Warehouse Receivables & Warehouse Lines of Credit for additional information.

12.Leases
Supplemental balance sheet information related to our leases is as follows (dollars in millions):

		December 31,
Category	Classification	2024	2023
Assets
Operating	Operating lease assets	$1,198	$1,030
Financing	Other assets, net	260	210
Total leased assets		$1,458	$1,240

Liabilities
Current:
Operating	Operating lease liabilities	$200	$242
Financing	Other current liabilities	43	36
Non-current:
Operating	Non-current operating lease liabilities	1,307	1,089
Financing	Other liabilities	122	72
Total lease liabilities		$1,672	$1,439
Components of lease cost are as follows (dollars in millions):

		Year Ended December 31,
Component	Classification	2024	2023
Operating lease cost	Operating, administrative and other	$230	$220
Financing lease cost:
Amortization of right-to-use assets	(1)	41	36
Interest on lease liabilities	Interest expense	3	1
Variable lease cost	(2)	129	115
Sublease income	Revenue	(8)	(5)
Total lease cost		$395	$367
________________________________________________________________________________________________________________________________________
(1)Amortization costs of $27 million and $25 million from vehicle finance leases utilized in client outsourcing arrangements are included in the “Cost of revenue” line item in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. Amortization costs of $14 million and $11 million from all other finance leases are included in the “Depreciation and amortization” line item in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.
(2)Variable lease costs of $33 million and $24 million from leases in client outsourcing arrangements are included in the “Cost of revenue” line item in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. Variable lease costs of $96 million and $64 million from all other leases are included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.
Weighted average remaining lease term and discount rate for our operating and finance leases are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases (1)	39 years	41 years
Financing leases (2)	60 years	71 years
Weighted-average discount rate:
Operating leases (1)	5.2%	4.8%
Financing leases (2)	5.3%	5.2%
________________________________________________________________________________________________________________________________________
(1)Operating leases as of December 31, 2024 and 2023 include three 90+ year leases on real estate under development. If excluded, the weighted-average remaining lease term would be 9 years and 7 years and weighted-average discount rate would be 4.3% and 3.5% as of December 31, 2024 and 2023, respectively.
(2)Finance leases as of December 31, 2024 and 2023 included a 99-year lease on real estate held for investment. If excluded, the weighted-average remaining lease term and weighted-average discount rate would be 3 years and 3.1%, respectively, as of December 31, 2024 and 3 years and 2.5%, respectively, as of December 31, 2023. This excludes certain land leases up to 999 years held by our U.K. development business.

Maturities of lease liabilities by fiscal year as of December 31, 2024 are as follows (dollars in millions):

	Operating Leases	Financing Leases
2025	$199	$43
2026	232	37
2027	222	30
2028	185	19
2029	164	8
Thereafter	1,574	296
Total remaining lease payments at December 31, 2024	2,576	433
Less: Interest	1,069	268
Present value of lease liabilities at December 31, 2024	$1,507	$165
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in millions):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$238	$237
Operating cash outflows from financing leases	4	3
Financing cash outflows from financing leases	44	38
Right-of-use assets obtained in exchange for new operating lease liabilities	216	154
Right-of-use assets obtained in exchange for new financing lease liabilities	113	54
Other non-cash increases in operating lease right-of-use assets (1)	166	6
Other non-cash (decreases) increases in financing lease right-of-use assets (1)	(12)	100
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $45.5 billion at December 31, 2024, of which $42.1 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2024 and 2023, CBRE MCI had $160 million and $140 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $63 million and $67 million, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $1.8 billion (including $232 million of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2024.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both December 31, 2024 and 2023, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $272 million as of December 31, 2024, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $165 million as of December 31, 2024 referred to in the preceding paragraphs represented the majority of the $272 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $211 million as of December 31, 2024, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $211 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of December 31, 2024, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of December 31, 2024 and 2023, outstanding performance and payment bonds approximated $808 million and $242 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of December 31, 2024 and 2023, we had short-term deferred and contingent consideration of $199 million and $264 million, respectively, which was included within Accounts payable and accrued expenses, and long-term deferred and contingent consideration of $93 million and $266 million, respectively, which was included within Other liabilities in the accompanying consolidated balance sheets.
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The Company has indirect tax liabilities totaling $91 million and $3 million as of December 31, 2024 and 2023, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We are currently under audit in several jurisdictions. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of December 31, 2024, we had aggregate future commitments of $205 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $330 million and $67 million to consolidated and unconsolidated projects, respectively, as of December 31, 2024.
Also refer to Note 22 – Telford Fire Safety Remediation for the details relating to the provision.
14.Employee Benefit Plans
Stock Incentive Plans
2017 Equity Incentive Plan
Our 2017 Equity Incentive Plan (the 2017 Plan) was adopted by our board of directors and approved by our stockholders on May 19, 2017. The 2017 Plan authorized the grant of stock-based awards to our employees, directors and independent contractors. Our 2017 Plan was terminated in May 2019 in connection with the adoption of our 2019 Equity Incentive Plan (the 2019 Plan), which is described below. At termination of the 2017 Plan, no unissued shares from the 2017 Plan were allocated to the 2019 Plan for potential future issuance. As of December 31, 2024, no restricted stock unit (RSU) awards to acquire shares of our Class A common stock granted under the 2017 Plan remain outstanding according to their terms, and we will not issue any further shares under this plan. Shares underlying awards outstanding under the 2017 Plan at termination that are subsequently canceled, forfeited or terminated without issuance to the holder thereof will be available for grant under the 2019 Plan.

2019 Equity Incentive Plan
Our 2019 Plan was adopted by our board of directors on March 1, 2019 and approved by our stockholders on May 17, 2019. The 2019 Plan authorizes the grant of stock-based awards to employees, directors and independent contractors. Unless terminated earlier, the 2019 Plan will terminate on March 1, 2029. A total of 9,900,000 shares of our Class A common stock are reserved for issuance under the 2019 Plan, less 189,499 shares granted under the 2017 Plan between March 1, 2019, the date our board of directors approved the plan, and May 17, 2019, the date our stockholders approved the 2019 Plan. Additionally, as mentioned above, shares underlying awards outstanding under the 2017 Plan at termination that are subsequently canceled, forfeited or terminated without issuance to the holder thereof will be available for reissuance under the 2019 Plan. On May 27, 2022, an additional 7,700,000 shares of our Class A common stock was reserved for issuance under the 2019 Plan. As of December 31, 2024, 996,395 shares were cancelled and 1,601,597 shares were withheld for payment of taxes under the 2017 Plan and added to the authorized pool for the 2019 Plan, bringing the total authorized amount under the 2019 Plan to 20,008,493 shares of our Class A common stock.
Shares underlying expired, canceled, forfeited or terminated awards under the 2019 Plan (other than awards granted in substitution of an award previously granted), plus those utilized to pay tax withholding obligations with respect to an award (other than an option or stock appreciation right) will be available for reissuance. Awards granted under the 2019 Plan are subject to a minimum vesting condition of one year. As of December 31, 2024, assuming the maximum number of shares under our performance-based awards will later be issued, 9,014,472 shares remained available for future grants under this plan.
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
Non-Vested Stock Awards
We have issued non-vested stock awards, including RSUs and restricted shares, in our Class A common stock to certain of our employees, independent contractors and members of our board of directors. The following is a summary of the awards granted during the years ended December 31, 2024, 2023 and 2022.
•During the year ended December 31, 2024, we granted RSUs that are performance vesting in nature, with 826,883 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 1,168,506 RSUs that are time vesting in nature.
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
Our annual performance-vesting awards generally vest in full three years from the grant date, based on our achievement against various performance targets. Our time-vesting awards generally vest 25% per year over four years from the grant date.
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
(i)Segment Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of Segment Performance RSUs that will vest is determined by measuring growth in certain segment specific metrics such as client operating profit, segment operating profit and major markets over a five-year measurement period commencing on January 1, 2022 and ending on December 31, 2026.
(ii)Time Vesting RSUs with respect to 33.3% of the total number of target RSUs subject to the grant, which cliff vests on November 10, 2026.
(iii)EPS Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of EPS Performance RSUs that will vest is determined by measuring our cumulative adjusted earnings per share growth against the cumulative EPS growth, as reported under GAAP, to a comparative group comprised of each of the other companies comprising the S&P 500 on the grant date over a five-year measurement period commencing on January 1, 2022 and ending on December 31, 2026.
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
(i)Total Shareholder Return (TSR) Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of TSR Performance RSUs that will vest is determined by measuring our cumulative TSR against the cumulative TSR of each of the other companies comprising the S&P 500 on the Grant Date (the Comparison Group) over a five-year measurement period commencing on January 1, 2022 and ending on December 31, 2026. For purposes of measuring TSR, the initial value of our common stock was the average closing price of such common stock for the 60 trading days immediately preceding January 1, 2022, and the final value of our common stock will be the average closing price of such common stock for the 60 trading days immediately preceding December 31, 2026.
(ii)Time Based RSUs with respect to 33.3% of the total number of target RSUs subject to the grant, vesting on February 25, 2027.
(iii)EPS Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of EPS Performance RSUs that will vest is determined by measuring our cumulative adjusted income per share growth against the cumulative EPS growth, as reported under GAAP (GAAP EPS), of each of the other members of the Comparison Group over a five-year measurement period commencing on January 1, 2022 and ending on December 31, 2026. These RSUs vest on December 31, 2026.

In March 2024, we issued a portion of the 2024 annual performance awards under our 2019 Plan with TSR conditions, with 385,878 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels.
We estimated the fair value of the TSR Performance RSUs referred to above on the date of the grant using a Monte Carlo simulation with the following assumptions:

	Year Ended December 31,
	2024	2022
Volatility of common stock	29.9%	35.6%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.2%	1.8%

A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted Average Market Value Per Share
Balance at December 31, 2021	6,848,791	$64.10
Granted	1,796,196	95.01
Performance award achievement adjustments	409,851	77.99
Vested	(1,372,123)	57.74
Forfeited	(269,636)	79.33
Balance at December 31, 2022	7,413,079	73.67
Granted	1,664,755	78.46
Performance award achievement adjustments	365,965	81.14
Vested	(4,001,675)	59.62
Forfeited	(221,545)	81.14
Balance at December 31, 2023	5,220,579	86.17
Granted	1,609,510	95.89
Performance award achievement adjustments	(302,282)	111.72
Vested	(1,729,161)	75.67
Forfeited	(341,324)	89.27
Balance at December 31, 2024	4,457,322	91.78
Total compensation expense related to non-vested stock awards was $146 million, $96 million and $160 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $186 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Bonuses
We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to operating expense for bonuses were $727 million, $697 million and $843 million for the years ended December 31, 2024, 2023 and 2022, respectively.
401(k) Plan
Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code (IRC). Most of our U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the IRC of 1986, as amended, and non-plan electing union employees, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Active participants vest in company match contributions at 33% per year for each plan year they are employed. For 2022, we contributed a 67% match on the first 6% of annual compensation for participants with an annual base salary of less than $100,000 and we contributed a 50% match on the first 6% of annual compensation for participants with an annual base salary of $100,000 or more, or who are commissioned employees (up to $6,000 of compensation). For 2024 and 2023, we contributed 67% on the first 6% of eligible compensation contributed to the plan (up to $6,000) for all employees regardless of base compensation or commissioned status. In connection with the 401(k) Plan, we charged to expense $121 million, $108 million and $91 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2024, approximately 1.0 million shares of our common stock were held as investments by participants in our 401(k) Plan.

Pension Plans
We have two primary non-U.S. contributory defined benefit pension plans (major plans), both based in the U.K. Our subsidiaries maintain these plans to provide retirement benefits to existing and former employees participating in these plans. With respect to these plans, our historical policy has been to contribute annually to the plans, an amount to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding. Effective July 1, 2007, we reached agreements with the active members of these plans to freeze future pension plan benefits. In return, the active members became eligible to enroll in a defined contribution plan. For these plans, as of December 31, 2024 and 2023, the fair values of pension plan assets were $262 million and $243 million, respectively, and the fair values of projected benefit obligations were $236 million and $267 million, respectively. As a result, these plans were overfunded by approximately $26 million and underfunded by approximately $24 million at December 31, 2024 and 2023, respectively. The projected benefit obligation on the major plans included $27 million of gains due to actuarial assumptions in 2024 and $7 million of losses due to plan experience in 2023.
Items not yet recognized as a component of net periodic pension cost (benefit) for the major plans were $125 million and $132 million as of December 31, 2024 and 2023, respectively, and were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.
During the fourth quarter of 2024, the trustees of the major pension plans entered into a buy-in agreement with a third-party insurance company. The buy-in arrangement is an insurance contract providing substantially all future benefit plan payments to the pension plan participants. However, the primary benefit obligation remains with the Company. The buy-in arrangement also allows for the possible future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the pension plan obligations, at which time the Company would derecognize the assets and liabilities of the pension plan and realize a settlement loss as a component of the net periodic pension cost.
As of December 31, 2024, for all plans where total projected benefit obligations exceed plan assets, projected benefit obligations and the fair value of plan assets were $113 million and $51 million, respectively, and $374 million and $295 million as of December 31, 2023, respectively.
As of December 31, 2024, for all plans where total accumulated benefit obligations exceed plan assets, accumulated benefit obligations and the fair value of plan assets were $96 million and $51 million, respectively, and $361 million and $295 million as of December 31, 2023, respectively.
Net periodic pension cost (benefit) for all plans was $18 million, $20 million, and $(3) million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table provides amounts recognized related to all of our defined benefit pension plans within the following captions on our consolidated balance sheets (dollars in millions):

	December 31,
	2024	2023
Other assets, net	$64	$41
Other liabilities	70	85
The following table presents estimated future benefit payments as of December 31, 2024. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, the company will fund the remaining obligations (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter
Estimated future benefit payments for defined benefit plans	$48	$47	$47	$48	$48	$270

15.Income Taxes
The components of income before provision for income taxes consisted of the following (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$326	$665	$1,275
Foreign	892	612	383
Total	$1,218	$1,277	$1,658
Our tax provision (benefit) consisted of the following (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$48	$98	$338
State	60	31	99
Foreign	268	242	208
Total current provision	376	371	645
Deferred provision:
Federal	(57)	(4)	(249)
State	(33)	4	(56)
Foreign	(104)	(121)	(106)
Total deferred provision	(194)	(121)	(411)
Total provision for income taxes	$182	$250	$234
The following is a reconciliation stated as a percentage of pre-tax income of the U.S. statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21%	21%	21%
Foreign rate differential	(1)	(1)	—
State taxes, net of federal benefit	2	2	3
Nontaxable or nondeductible items	1	3	2
Reserves for uncertain tax positions	(4)	—	1
Tax credits	(5)	(5)	(2)
Outside basis differences recognized as a result of a legal entity restructuring	—	—	(10)
Other	1	(1)	(1)
Effective tax rate	15%	19%	14%
In 2022, we recognized a net tax benefit of approximately $166 million attributable to outside basis differences recognized as a result of a legal entity restructuring. The recognition of the outside tax basis differences generated a capital loss that offset capital gains generated during 2022. The remaining capital loss will be carried back and then forward to offset future capital gains. Based on our strong history of capital gains in the prior three years and the nature of our business, we expect to generate sufficient capital gains in the five-year carry forward period and therefore concluded that it is more likely than not that we will realize the full tax benefit from the capital loss carried forward. Accordingly, we have not provided any valuation allowance against the deferred tax asset for the capital loss carried forward.

Cumulative tax effects of temporary differences are shown below (dollars in millions):

	December 31,
	2024	2023
Assets:
Tax losses and tax credits	$591	$506
Operating lease liabilities	407	343
Bonus and deferred compensation	372	334
Bad debt and other reserves	130	117
All other	295	188
Deferred tax assets, before valuation allowance	$1,795	$1,488
Less: Valuation allowance	(396)	(357)
Deferred tax assets	$1,399	$1,131

Liabilities:
Property and equipment	(34)	(55)
Unconsolidated affiliates and partnerships	(104)	(115)
Capitalized costs and intangibles	(555)	(531)
Operating lease assets	(351)	(286)
All other	(64)	(38)
Deferred tax liabilities	$(1,108)	$(1,025)
Net deferred tax assets	$291	$106
As of December 31, 2024, there were deferred tax assets before valuation allowances of approximately $530 million related to U.S. federal, state, and foreign net operating losses (NOLs). The majority of the NOLs are carried forward indefinitely and primarily related to the foreign jurisdictions. In certain foreign jurisdictions NOLs expire each year beginning in 2024. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws. As of December 31, 2024, we had a U.S. federal and state capital loss carryforward, net of reserves for uncertain tax position, of approximately $42 million which will expire after 2027, and $24 million foreign tax credits, which will expire after 2033. We have recorded a valuation allowance for deferred tax assets where we believe that it is more likely than not that the tax attributes will not be utilized.
We determined as of December 31, 2024, $396 million of deferred tax assets do not satisfy the realization criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2024, our valuation allowance increased by approximately $39 million. The increase was attributed to a build in valuation allowance of $68 million due to current year activities, reversal of the beginning of year valuation allowance of $4 million as certain foreign subsidiaries expect to utilize deferred tax assets before expiration as a result of current and forecasted earnings within the applicable jurisdiction as well as expected utilization of U.S. foreign tax credits, and a decrease of $25 million due to foreign currency translation and tax rate changes. We believe it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of our deferred tax assets recorded as of December 31, 2024, net of valuation allowance.
At December 31, 2024, we have undistributed earnings of certain foreign subsidiaries of approximately $4.3 billion for which we have indefinitely reinvested and not recognized deferred taxes. Estimating the amount of the unrecognized deferred tax is not practicable due to the complexity and variety of assumptions necessary to estimate the tax. As of December 31, 2024, we have recorded $25 million of deferred tax liability relating to book over tax basis in Turner & Townsend undistributed earnings and for any subsidiaries not considered indefinitely reinvested.
The total amount of gross unrecognized tax benefits was approximately $347 million and $413 million as of December 31, 2024 and 2023, respectively. The decrease of $66 million resulted from a release of $80 million of gross unrecognized tax benefits due to audit closure, accrual of gross unrecognized tax benefits of $25 million, and a release of $11 million of gross unrecognized tax benefits related to the expiration of statute of limitations in various tax jurisdictions. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $216 million as of December 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in millions):

	Year Ended December 31,
	2024	2023
Beginning balance, unrecognized tax benefits	$(413)	$(391)
Gross increases - tax positions in prior period	(9)	(12)
Gross decreases - tax positions in prior period	3	1
Gross increases - current-period tax positions	(21)	(18)
Decreases relating to settlements	80	—
Reductions as a result of lapse of statute of limitations	11	7
Foreign exchange movement	2	—
Ending balance, unrecognized tax benefits	$(347)	$(413)
Our continuing practice is to recognize accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2024 and 2023, we accrued an additional $4 million and $3 million, respectively, in interest and penalties associated with uncertain tax positions. As of December 31, 2024, we have recognized a liability for interest and penalties of $10 million. We believe the amount of gross unrecognized tax benefits that will be settled during the next twelve months due to filing amended returns and settling ongoing exams will not be significant.
We conduct business globally and file income tax returns in the U.S. federal jurisdiction and in multiple state, local and foreign tax jurisdictions. We are under audit by various states and cities including California, Massachusetts, New York, New York City, and Texas. We are also under audit by various foreign tax jurisdictions including France, Germany, and Spain. With limited exception, our significant U.S. state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2013 and 2017, respectively.

16.Stockholders’ Equity
Our board of directors is authorized, subject to any limitations imposed by law, without the approval of our stockholders, to issue a total of 25,000,000 shares of preferred stock, in one or more series, with each such series having rights and preferences including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as our board of directors may determine. As of December 31, 2024 and 2023, no shares of preferred stock have been issued.
Our board of directors is authorized to issue up to 525,000,000 shares of Class A common stock, $0.01 par value per share (common stock), of which 302,052,229 shares and 304,889,140 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.
Stock Repurchase Program
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of December 31, 2024. The board also extended the term of the 2024 program through December 31, 2029. During the year ended December 31, 2024, we repurchased 5,110,624 shares of our common stock with an average price of $126.02 per share using cash on hand for an aggregate of $644 million under the 2024 program. During the years ended December 31, 2023 and 2022, respectively, we repurchased 7,867,348 shares and 22,890,606 shares of our common stock using cash on hand for an aggregate of $650 million and $1.9 billion.
Our stock repurchase program does not obligate us to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. Our stock repurchases have been funded with cash on hand and we intend to continue funding future repurchases with existing cash. We may utilize our stock repurchase programs to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors. As of December 31, 2024, we had approximately $5.8 billion of capacity remaining under the 2024 program.
17.Income Per Share Information
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$968	$986	$1,407
Weighted average shares outstanding for basic income per share	305,859,458	308,430,080	322,813,345
Basic income per share attributable to CBRE Group, Inc. stockholders	$3.16	$3.20	$4.36

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$968	$986	$1,407
Weighted average shares outstanding for basic income per share	305,859,458	308,430,080	322,813,345
Dilutive effect of contingently issuable shares	2,174,154	4,120,862	4,882,770
Weighted average shares outstanding for diluted income per share	308,033,612	312,550,942	327,696,115
Diluted income per share attributable to CBRE Group, Inc. stockholders	$3.14	$3.15	$4.29
For the years ended December 31, 2024, 2023 and 2022, 9,222, 338,711 and 1,312,197, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

18.Revenue from Contracts with Customers
We account for revenue with customers in accordance with Topic 606. Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Year Ended December 31, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$17,227	$—	$—	$17,227
Project management	—	7,913	—	—	7,913
Advisory leasing	3,932	—	—	—	3,932
Advisory sales	1,774	—	—	—	1,774
Property management	2,222	—	—	(17)	2,205
Valuation	751	—	—	—	751
Commercial mortgage origination (1)	196	—	—	—	196
Loan servicing (2)	82	—	—	—	82
Investment management	—	—	650	—	650
Development services	—	—	373	—	373
Topic 606 Revenue	8,957	25,140	1,023	(17)	35,103
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	400	—	—	—	400
Loan servicing	249	—	—	—	249
Development services (3)	—	—	15	—	15
Total Out of Scope of Topic 606 Revenue	649	—	15	—	664
Total Revenue	$9,606	$25,140	$1,038	$(17)	$35,767

	Year Ended December 31, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$15,205	$—	$—	$15,205
Project management	—	7,310	—	—	7,310
Advisory leasing	3,503	—	—	3	3,506
Advisory sales	1,611	—	—	—	1,611
Property management	1,928	—	—	(20)	1,908
Valuation	716	—	—	—	716
Commercial mortgage origination (1)	138	—	—	—	138
Loan servicing (2)	73	—	—	—	73
Investment management	—	—	592	—	592
Development services	—	—	345	—	345
Topic 606 Revenue	7,969	22,515	937	(17)	31,404
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	286	—	—	—	286
Loan servicing	244	—	—	—	244
Development services (3)	—	—	15	—	15
Total Out of Scope of Topic 606 Revenue	530	—	15	—	545
Total Revenue	$8,499	$22,515	$952	$(17)	$31,949

	Year Ended December 31, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$15,201	$—	$—	$15,201
Project management	—	4,650	—	—	4,650
Advisory leasing	3,872	—	—	3	3,875
Advisory sales	2,523	—	—	—	2,523
Property management	1,849	—	—	(19)	1,830
Valuation	765	—	—	—	765
Commercial mortgage origination (1)	274	—	—	—	274
Loan servicing (2)	57	—	—	—	57
Investment management	—	—	595	—	595
Development services	—	—	404	—	404
Topic 606 Revenue	9,340	19,851	999	(16)	30,174
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	289	—	—	—	289
Loan servicing	254	—	—	—	254
Development services (3)	—	—	111	—	111
Total Out of Scope of Topic 606 Revenue	543	—	111	—	654
Total Revenue	$9,883	$19,851	$1,110	$(16)	$30,828
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
Contract Assets and Liabilities
We had contract assets totaling $489 million ($400 million of which was current) and $518 million ($443 million of which was current) as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, our contract assets decreased by $29 million, primarily driven by decreases in our Real Estate Investments and Advisory Services segments, partially offset by increases in our GWS segment.
We had contract liabilities totaling $375 million (all of which was current) and $304 million ($298 million of which was current) as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we recognized revenue of $214 million that was included in the contract liability balance at December 31, 2023.
Contract Costs
We capitalized $56 million, $40 million and $30 million, respectively, of transition costs during the years ended December 31, 2024, 2023 and 2022. We recorded amortization of transition costs of $36 million, $37 million and $42 million, respectively, during the years ended December 31, 2024, 2023 and 2022.

19.Segments
We organize our operations around, and publicly report our financial results on, three global business segments: (1) Advisory Services; (2) Global Workplace Solutions and (3) Real Estate Investments. In addition, we also have a “Corporate, other and eliminations” segment. Our Corporate segment primarily consists of corporate costs for leadership and certain other central functions. We track our strategic non-core equity investments in “other” which is considered an operating segment and reported together with Corporate as it does not meet the aggregation criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.
Segment operating profit (SOP) is the measure reported to Bob Sulentic, CBRE’s Chairman and Chief Executive Officer (CEO), who is our chief operating decision maker (CODM) for purposes of assessing performance and making decisions about allocating resources to each segment. The CODM uses SOP results compared to prior periods and previously forecasted amounts to assess performance and identify trends of ongoing operations within each segment. SOP excludes the impact of certain costs and charges that may obscure the underlying performance of our businesses and related trends, including restructuring charges and other costs incurred, which are outside the ordinary course of business. SOP represents earnings, inclusive of amounts attributable to non-controlling interests, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, and asset impairments. In addition, management excludes the following costs from SOP (“Other segment adjustments”):
•costs associated with efficiency and cost-reduction initiatives,
•charges related to indirect tax audits and settlements,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•impact of fair value adjustments to real estate assets acquired in the Telford acquisition (purchase accounting) that were sold in the period,
•costs incurred related to legal entity restructuring,
•integration and other costs related to acquisitions,
•provision associated with Telford’s fire safety remediation efforts,
•one-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired; and,
•the impact of fair value non-cash adjustments related to unconsolidated equity investments.
SOP for the three global business segments excludes the impact of corporate overhead as these costs are reported under Corporate and other. There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2024.

Summarized financial information by segment is as follows (dollars in millions):

Year Ended December 31, 2024	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Net revenue	$9,507	$10,340	$1,038	$(17)	$20,868
Pass-through costs also recognized as revenue	99	14,800	—	—	14,899
Total revenue	9,606	25,140	1,038	(17)	35,767
Cost of revenue	5,858	22,703	224	26	28,811
Operating expenses and allocations	2,099	1,327	862	723	5,011
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	1	(3)	117	(134)	(19)
Other income	5	3	6	25	39
Gain on disposition of real estate	—	—	142	—	142
Other segment adjustments (1)	40	91	44	305	480
Segment operating profit (loss)	$1,695	$1,201	$261	$(570)	$2,587

Year Ended December 31, 2023	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Net revenue	$8,411	$8,930	$952	$(17)	$18,276
Pass-through costs also recognized as revenue	88	13,585	—	—	13,673
Total revenue	8,499	22,515	952	(17)	31,949
Cost of revenue	5,147	20,345	186	(3)	25,675
Operating expenses and allocations	2,076	1,242	784	460	4,562
Other adjustments to segment operating profit (loss):
Equity income from unconsolidated subsidiaries	4	1	216	27	248
Other income	46	2	—	13	61
Gain on disposition of real estate	—	—	27	—	27
Other segment adjustments	38	75	14	66	193
Segment operating profit (loss)	$1,364	$1,006	$239	$(368)	$2,241

Year Ended December 31, 2022	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate, other and eliminations	Consolidated
Net revenue	$9,811	$7,872	$1,110	$(16)	$18,777
Pass-through costs also recognized as revenue	72	11,979	—	—	12,051
Total revenue	9,883	19,851	1,110	(16)	30,828
Cost of revenue	5,980	17,948	322	(11)	24,239
Operating expenses and allocations	2,055	1,080	1,082	432	4,649
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	15	1	380	(167)	229
Other income (loss)	1	7	(1)	(19)	(12)
Gain on disposition of real estate	—	—	244	—	244
Other segment adjustments	46	68	189	45	348
Segment operating profit (loss)	$1,910	$899	$518	$(578)	$2,749
________________________________________________________________________________________________________________________________________
(1)Other segment adjustments, as defined above.
(2)Eliminations represent revenue from transactions between operating segments. See Note 18 – Revenue from Contracts with Customers.

	Year Ended December 31,
	2024	2023	2022
Depreciation and Amortization
Advisory Services	$272	$289	$311
Global Workplace Solutions (1)	332	262	253
Real Estate Investments	13	15	16
Corporate, other and eliminations	57	56	33
Total depreciation and amortization	$674	$622	$613

Equity (Loss) Income from Unconsolidated Subsidiaries
Advisory Services	$1	$4	$15
Global Workplace Solutions	(3)	1	1
Real Estate Investments	117	216	380
Corporate, other and eliminations	(134)	27	(167)
Total equity (loss) income from unconsolidated subsidiaries	$(19)	$248	$229
________________________________________________________________________________________________________________________________________
(1)Excludes $41 million, $46 million and $53 million for the years ended December 31, 2024, 2023 and 2022, respectively, of amortization on vehicle finance leases utilized in client outsourcing arrangements and amortization of transition costs recorded in Cost of Revenue line item in the accompanying consolidated statement of operations.
Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Net income attributable to CBRE Group, Inc.	$968	$986	$1,407
Net income attributable to non-controlling interests	68	41	17
Net income	1,036	1,027	1,424
Adjustments to increase (decrease) net income:
Depreciation and amortization	674	622	613
Asset impairments	—	—	59
Interest expense, net of interest income	215	149	69
Write-off of financing costs on extinguished debt	—	—	2
Provision for income taxes	182	250	234
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	8	(7)	(4)
Integration and other costs related to acquisitions	93	62	40
Costs incurred related to legal entity restructuring	2	13	13
Costs associated with efficiency and cost-reduction initiatives	259	159	118
Impact of fair value non-cash adjustments related to unconsolidated equity investments	9	—	—
Provision associated with Telford’s fire safety remediation efforts (1)	33	—	186
Charges related to indirect tax audits and settlements	76	—	—
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	(34)	—
Impact of fair value adjustments to real estate assets acquired in the Telford Acquisition (purchase accounting) that were sold in period	—	—	(5)
Total segment operating profit	$2,587	$2,241	$2,749
________________________________________________________________________________________________________________________________________
(1)See Note 22 – Telford Fire Safety Remediation for additional information.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue
United States	$20,162	$17,458	$17,464
United Kingdom	4,968	4,393	4,084
All other countries	10,637	10,098	9,280
Total revenue	$35,767	$31,949	$30,828
On June 24, 2024, we announced plans to combine our project management business with our Turner & Townsend subsidiary and will create a new Project Management segment. This transaction closed in the beginning of January 2025.
On January 16, 2025, we acquired the remaining equity interest in Industrious National Management, LLC (Industrious), a leading provider of flexible workplace solutions. We previously invested in Industrious through an approximately 40% equity interest and a $100 million convertible note. In conjunction with the acquisition, we will create a new business segment called Building Operations & Experience (BOE). This new segment will consist of CBRE’s enterprise facilities management, local facilities management, property management and flexible workplace business lines, and will unify the company’s building operations, workplace experience and property management capabilities across all property sectors and building types.
As a result of the establishment of the new BOE and Project Management segments, we will reorganize our operations and report our financial results based on four reportable segments – Advisory Services, Building Operations & Experience, Project Management and Real Estate Investments beginning in the first quarter of 2025.
20.Related Party Transactions
The accompanying consolidated balance sheets include loans to related parties, primarily employees other than our executive officers, of $780 million and $733 million as of December 31, 2024 and 2023, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 5.3% per annum and mature on various dates through 2034.
See Note 10 – Investments in Unconsolidated Subsidiaries for additional details on related party revenue and receivables disclosure for the REI segment.

21.Restructuring Activities
The company continued to execute various restructuring activities during 2024 to simplify management and workforce structure and improve efficiencies in its operations.
The following tables present the detail of expenses incurred by segment (dollars in millions):

	Year Ended December 31, 2024
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$40	$65	$3	$71	$179
Professional fees and other	—	—	—	80	80
Total	$40	$65	$3	$151	$259

	Year Ended December 31, 2023
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$26	$32	$13	$11	$82
Lease exit costs	39	1	4	1	45
Professional fees and other	7	19	4	2	32
Subtotal	72	52	21	14	159
Depreciation expense	6	—	3	—	9
Total	$78	$52	$24	$14	$168

	Year Ended December 31, 2022
	Advisory Services	Global Workplace Solutions	Real Estate Investments	Corporate	Consolidated
Employee separation benefits	$33	$20	$9	$19	$81
Lease exit costs	10	3	—	—	13
Professional fees and other	3	5	3	13	24
Subtotal	46	28	12	32	118
Depreciation expense	5	3	—	—	8
Total	$51	$31	$12	$32	$126
The following table shows ending liability balances associated with major cash-based charges (dollars in millions):

	Employee separation benefits	Professional fees and other
Balance at December 31, 2022	$37	$10
Expense incurred	82	32
Payments made	(106)	(42)
Balance at December 31, 2023	13	—
Expense incurred	179	79
Payments made	(146)	(79)
Balance at December 31, 2024	$46	$—
These restructuring activities are largely complete as of the end of fiscal year 2024.
Ending balance related to employee separation benefits is included in “Compensation and employee benefits payable” in the accompanying consolidated balance sheets. Of the total employee separation benefits charges incurred, $64 million, $25 million and $32 million were included within the “Cost of revenue” line item, and $115 million, $57 million and $50 million were included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 respectively.

Ending balance related to professional fees and other is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The majority of these charges are included within the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 respectively.
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
We believe there is an obligation attributable to past events, including as a result of retrospective changes in building fire-safety regulations, under the Pledge and the legally binding agreement. During the year ended December 31, 2024, management substantially finalized the determination of in-scope buildings that require some level of remediation with assistance from internal and external experts. We believe approximately 80 buildings are in-scope as compared to 79 buildings deemed to be at risk at December 31, 2023.
The accompanying consolidated balance sheets include an estimated liability of approximately $204 million (of which $102 million was current) and $192 million (of which $82 million was current) as of December 31, 2024 and 2023, respectively, related to the remediation efforts. The current liability includes estimates related to remediation activities we plan to perform within one year and the net amounts that the U.K. government has already paid or quantified through the BSF for remediation of Telford-constructed buildings. The remaining balance represents estimates developed by Telford’s internal team and/or third-party experts for the remaining in-scope buildings. The overall balance increased during 2024 based on additional information obtained and evaluations performed allowing for a more refined estimate on a building-by-building basis.
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
23.Subsequent Events
On January 1, 2025, we combined our project management business with our Turner & Townsend subsidiary and increased our ownership in the combined entity to 70%. In addition, on January 16, 2025, we also acquired the remaining equity interest in Industrious, a provider of premium flexible workplace solutions. For additional information, see Note 19 – Segments of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). The company’s management, with participation of the CEO and CFO, under the oversight of our Board, evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A company’s internal control over financial reporting includes those policies and procedures that:
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
Based on the evaluation under this framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2024.
Our evaluation of internal control over financial reporting did not include the internal control over financial reporting of J&J Worldwide Services (J&J), which we acquired in the first quarter of 2024. The percentage of total assets and revenue attributable to the acquired J&J Worldwide Services (J&J) included in our consolidated financial statements as of and for the year ended December 31, 2024 was approximately 4% and 1%, respectively.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 55.
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures are effective as of December 31, 2024.
Rule 13a-15 of the Exchange Act requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our Chief Legal & Administrative Officer, our Chief Accounting Officer, and other select employees.

Changes in Internal Control Over Financial Reporting
As described above, in the first quarter of 2024, we acquired J&J. As part of our ongoing integration activities, we continue to implement our controls and procedures over J&J to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the three months ended December 31, 2024, our Chief Legal & Administrative Officer, Chad Doellinger, entered into a Rule 10b5-1 Trading Plan (the Trading Plan) to sell shares of the company’s Class A common stock. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
The table below provides certain information regarding Mr. Doellinger’s Trading Plan.

Name	Plan Adoption Date	Maximum Number of Shares that May Be Sold Under the Plan	Plan Expiration Date
Chad Doellinger	10/28/2024	2,769	May 15, 2026
Trading under the Trading Plan may commence no sooner than March 11, 2025 and will end on the earlier of the applicable date set forth above and the date on which all the shares in the Trading Plan are sold. Mr. Doellinger’s Trading Plan was adopted during an authorized trading period and when he was not in possession of material non-public information. The transactions under Mr. Doellinger’s Trading Plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information under the headings “Elect Directors,” “Corporate Governance,” “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report.
Item 11.    Executive Compensation.
The information contained under the headings “Corporate Governance,” “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2024. All outstanding awards relate to our Class A common stock.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a )	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ( b )	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a )) ( c )
Equity compensation plans approved by security holders (1)	5,933,831	$—	9,014,472
Equity compensation plans not approved by security holders	—	—	—
Total	5,933,831	$—	9,014,472
________________________________________________________________________________________________________________________________________
(1)Consists of restricted stock units (RSUs) issued under our 2019 Equity Incentive Plan (the 2019 Plan).
In addition:
•The figures in the foregoing table include:
◦3,159,985 RSUs that are performance vesting in nature, with the figures in the table reflecting the maximum number of RSUs that may be issued if all performance-based targets are satisfied and
◦2,773,846 RSUs that are time vesting in nature.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information contained under the headings “Elect Directors,” “Corporate Governance” and “Related-Party Transactions” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
See Index to Consolidated Financial Statements and Financial Statement Schedules located on page 52 of this report.
2.Financial Statement Schedules
See Schedule II located on page 119 of this report.
3.Exhibits
See Exhibit Index located on page 120 of this report.
Item 16.    Form 10-K Summary.
Not applicable.

CBRE GROUP, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Allowance for Doubtful Accounts
Balance, December 31, 2021	$97
Additions: Charges to expense	17
Deductions: Write-offs, payments and other	22
Balance, December 31, 2022	92
Additions: Charges to expense	34
Deductions: Write-offs, payments and other	24
Balance, December 31, 2023	102
Additions: Charges to expense	26
Deductions: Write-offs, payments and other	27
Balance, December 31, 2024	$101

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition Agreement, dated as of July 26, 2021, among Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc.	8-K	001-32205	2.1	07/29/2021
2.2	Amended and Restated Variation Agreement, dated as of November 9, 2021, between Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc. and Turner & Townsend Holdings Limited	10-K	001-32205	2.4	03/01/2022
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	11/21/2024
4.1	Form of Class A common stock certificate of CBRE Group, Inc.	10-Q	001-32205	4.1	08/09/2017
4.2(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4(a)	05/10/2013
4.2(b)	Fourth Supplemental Indenture, dated as of August 13, 2015, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026, including the Form of 4.875% Senior Notes due 2026	8-K	001-32205	4.2	08/13/2015
4.2(c)	Seventh Supplemental Indenture, dated as of March 18, 2021, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. named therein and Wells Fargo Bank, National Association, as trustee, for the issuance of 2.500% Senior Notes due 2031, including the Form of 2.500% Senior Notes due 2031	8-K	001-32205	4.2	03/18/2021
4.2(d)	Eighth Supplemental Indenture, dated as of June 23, 2023, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, for the issuance of 5.950% Senior Notes due 2034, including the Form of 5.950% Senior Notes due 2034	8-K	001-32205	4.2	06/23/2023
4.2(e)	Ninth Supplemental Indenture, dated as of February 23, 2024, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, for the issuance of 5.500% Senior Notes due 2029, including the Form of 5.500% Senior Notes due 2029	8-K	001-32205	4.2	02/23/2024
4.3	Description of Securities	10-K	001-32205	4.3	03/02/2020
10.1	Credit Agreement, dated as of July 10, 2023, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.1	07/10/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.2	Guarantee Agreement, dated as of July 10, 2023, among Relam Amsterdam Holdings B.V., CBRE Services, Inc., CBRE Group, Inc. and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.2	07/10/2023
10.3	Revolving Credit Agreement, dated as of August 5, 2022, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.2	08/08/2022
10.4	Amendment No. 1, dated as of May 3, 2023, to the Revolving Credit Agreement dated as of August 5, 2022, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-32205	10.1	07/27/2023
10.5
Amendment No. 2, dated as of November 19, 2024, to the Revolving Credit Agreement dated as of August 5, 2022, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent
						X
10.6	Holdings Guaranty Agreement, dated as of August 5, 2022, among CBRE Group, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.3	08/08/2022
10.7	CBRE Group, Inc. Executive Bonus Plan +	8-K	001-32205	10.1	03/08/2021
10.8	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/08/2009
10.9	Form of Indemnification Agreement for Directors and Officers +	10-Q	001-32205	10.3	05/10/2016
10.10	CBRE Group, Inc. Amended and Restated 2019 Equity Incentive Plan +	S-8	333-26594	99.1	05/27/2022
10.11	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Non-Employee Director) +	10-K	001-32205	10.25	03/01/2022
10.12	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Time Vesting RSU)	8-K	001-32205	10.1	03/11/2024
10.13	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Core EPS Performance Vesting RSU)	8-K	001-32205	10.2	03/11/2024
10.14	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Relative TSR Performance Vesting RSU)	8-K	001-32205	10.3	03/11/2024
10.15	CBRE Deferred Compensation Plan, effective January 1, 2019 +	10-K	001-32205	10.22	03/01/2019
10.16	CBRE Adoption Agreement +	10-K	001-32205	10.15	02/20/2024
10.17	CBRE Group, Inc. Amended and Restated Change in Control and Severance Plan for Senior Management, including form of Designation Letter +	10-Q	001-32205	10.1	10/29/2020
10.18	Form of Restricted Covenants Agreement +	10-K	001-32205	10.33	03/01/2018

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.19	Letter Agreement, dated as of July 28, 2021, by and between CBRE, Inc. and Emma Giamartino +	10-Q	001-32205	10.3	07/30/2021
10.20	Form of Restrictive Covenants Agreement +	10-Q	001-32205	10.4	07/30/2021
10.21	Letter Agreement, dated as of February 23, 2022, by and between CBRE, Inc. and Chandra Dhandapani +	10-K	001-32205	10.34	03/01/2022
10.22	Separation Agreement, dated as of April 4, 2024, by and between CBRE, Inc. and Chandra Dhandapani+	8-K	001-32205	10.10	04/05/2024
10.23	Executive Directors Service Agreement, dated as of April 8, 2008, between Vincent Clancy and Turner & Townsend plc+					X
10.24	Variation of Employment Agreement, dated as of July 26, 2021, between Vincent Clancy and Turner & Townsend Limited+					X
10.25	Restrictive Covenant Undertaking, dated as of July 26, 2021, between Vincent Clancy and CBRE Titan Acquisition Co. Limited +					X
19	CBRE Group, Inc. Securities Compliance Policy					X
21	Subsidiaries of CBRE Group, Inc.					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
97	CBRE Group, Inc. Amended and Restated Policy Regarding Recoupment of Certain Executive Compensation	10-K	001-32205	97	02/20/2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

CBRE GROUP, INC.
Registrant

Date: February 14, 2025	/s/ ROBERT E. SULENTIC
Robert E. Sulentic Chair of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRANDON B. BOZE	Director	February 14, 2025
Brandon B. Boze

/s/ LINDSEY S. CAPLAN	Chief Accounting Officer	February 14, 2025
Lindsey S. Caplan	(Principal Accounting Officer)

/s/ VINCENT CLANCY	Director	February 14, 2025
Vincent Clancy

/s/ BETH F. COBERT	Director	February 14, 2025
Beth F. Cobert

/s/ EMMA E. GIAMARTINO	Chief Financial Officer	February 14, 2025
Emma E. Giamartino	(Principal Financial Officer)

/s/ REGINALD H. GILYARD	Director	February 14, 2025
Reginald H. Gilyard

/s/ SHIRA D. GOODMAN	Director	February 14, 2025
Shira D. Goodman

/s/ E.M. BLAKE HUTCHESON	Director	February 14, 2025
E.M. Blake Hutcheson

/s/ CHRISTOPHER T. JENNY	Director	February 14, 2025
Christopher T. Jenny

/s/ GERARDO I. LOPEZ	Director	February 14, 2025
Gerardo I. Lopez

/s/ GUY A. METCALFE	Director	February 14, 2025
Guy A. Metcalfe

/s/ OSCAR MUNOZ	Director	February 14, 2025
Oscar Munoz

/s/ GUNJAN SONI	Director	February 14, 2025
Gunjan Soni

/s/ ROBERT E. SULENTIC	Chair of the Board, President and Chief Executive Officer	February 14, 2025
Robert E. Sulentic	(Principal Executive Officer)

/s/ SANJIV YAJNIK	Director	February 14, 2025
Sanjiv Yajnik