Form 10-Q
period 2025-03-31
CBRE GROUP, INC.
filed 2025-04-24
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at April 21, 2025 was 298,104,853.

FORM 10-Q
March 31, 2025

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,382	$1,114
Restricted cash	131	107
Receivables, less allowance for doubtful accounts of $108 and $101 at March 31, 2025 and December 31, 2024, respectively	6,753	7,005
Warehouse receivables	1,192	561
Contract assets	411	400
Prepaid expenses	332	332
Income taxes receivable	103	130
Other current assets	527	321
Total Current Assets	10,831	9,970
Property and equipment, net of accumulated depreciation and amortization of $1,904 and $1,795 at March 31, 2025 and December 31, 2024, respectively	950	914
Goodwill	6,260	5,621
Other intangible assets, net of accumulated amortization of $2,601 and $2,494 at March 31, 2025 and December 31, 2024, respectively	2,497	2,298
Operating lease assets	1,881	1,198
Investments in unconsolidated subsidiaries (with $565 and $890 at fair value at March 31, 2025 and December 31, 2024, respectively)	982	1,295
Non-current contract assets	92	89
Real estate under development	371	505
Non-current income taxes receivable	80	75
Deferred tax assets, net	556	538
Other assets, net	1,866	1,880
Total Assets	$26,366	$24,383
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,939	$4,102
Compensation and employee benefits payable	1,357	1,419
Accrued bonus and profit sharing	942	1,695
Operating lease liabilities	274	200
Contract liabilities	403	375
Income taxes payable	111	209
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,178	552
Revolving credit facility	—	132
Other short-term borrowings	1,598	222
Current maturities of long-term debt	666	36
Other current liabilities	400	345
Total Current Liabilities	10,868	9,287
Long-term debt, net of current maturities	3,207	3,245
Non-current operating lease liabilities	1,940	1,307
Non-current tax liabilities	167	160
Deferred tax liabilities, net	245	247
Other liabilities	935	945
Total Liabilities	17,362	15,191
Mezzanine Equity:
Redeemable non-controlling interests in consolidated entities	371	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 299,584,021 and 302,052,229 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,386	9,567
Accumulated other comprehensive loss	(1,107)	(1,159)
Total CBRE Group, Inc. Stockholders’ Equity	8,282	8,411
Non-controlling interests	351	781
Total Equity	8,633	9,192
Total Liabilities and Equity	$26,366	$24,383
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$8,910	$7,935
Costs and expenses:
Cost of revenue	7,265	6,475
Operating, administrative and other	1,192	1,111
Depreciation and amortization	177	158
Total costs and expenses	8,634	7,744
Gain on disposition of real estate	—	13
Operating income	276	204
Equity income (loss) from unconsolidated subsidiaries	16	(58)
Other income	1	9
Interest expense, net of interest income	50	36
Income before provision for (benefit from) income taxes	243	119
Provision for (benefit from) income taxes	52	(29)
Net income	191	148
Less: Net income attributable to non-controlling interests	28	22
Net income attributable to CBRE Group, Inc.	$163	$126
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.54	$0.41
Weighted average shares outstanding for basic income per share	300,288,602	305,808,212
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.54	$0.41
Weighted average shares outstanding for diluted income per share	302,914,671	308,502,456
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$191	$148
Other comprehensive income (loss):
Foreign currency translation gain (loss)	17	(88)
Other, net of tax	12	—
Total other comprehensive income (loss)	29	(88)
Comprehensive income	220	60
Less: Comprehensive income attributable to non-controlling interests	40	15
Comprehensive income attributable to CBRE Group, Inc.	$180	$45
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191	$148
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	177	158
Amortization of other assets	48	47
Gains related to mortgage servicing rights, premiums on loan sales and sales of other assets	(33)	(29)
Increase in net deferred income taxes assets and liabilities	(3)	(51)
Net compensation expense for equity awards	21	30
Equity (income) loss from unconsolidated subsidiaries	(16)	58
Other non-cash adjustments to net income	8	(14)
Proceeds from sale of mortgage loans	1,976	2,054
Origination of mortgage loans	(2,599)	(2,216)
Increase in warehouse lines of credit	626	173
Decrease in receivables, prepaid expenses and other assets (including contract and lease assets)	207	197
Decrease in accounts payable and accrued expenses and other liabilities (including contract and lease liabilities)	(241)	(211)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(859)	(824)
Decrease in net income taxes receivable/payable	(76)	(43)
Other operating activities, net	27	31
Net cash used in operating activities	(546)	(492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64)	(68)
Acquisition of businesses, including net assets acquired and goodwill, net of cash acquired	(303)	(783)
Contributions to unconsolidated subsidiaries	(51)	(28)
Acquisition and development of real estate assets	(66)	(59)
Other investing activities, net	22	38
Net cash used in investing activities	(462)	(900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	1,070
Repayment of revolving credit facility	(132)	(250)
Proceeds from commercial paper	1,421	—
Proceeds from senior term loans	585	—
Repayment of senior term loans	(33)	—
Proceeds from issuance of senior notes	—	495
Repurchase of common stock	(418)	—
Other financing activities, net	(167)	(123)
Net cash provided by financing activities	1,256	1,192
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	44	(44)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	292	(244)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,221	1,371
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,513	$1,127
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$102	$100
Income tax payments, net	$131	$90
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$27	$11
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at December 31, 2024	$3	$—	$9,567	$(1,159)	$781	$9,192	$—
Net income	—	—	163	—	23	186	5
Compensation expense for equity awards	—	21	—	—	—	21	—
Units repurchased for payment of taxes on equity awards	—	(36)	—	—	—	(36)	—
Repurchase of common stock	—	(82)	(326)	—	—	(408)	—
Foreign currency translation gain	—	—	—	5	12	17	—
Acquisition of non-controlling interests	—	80	—	35	(465)	(350)	348
Other	—	17	(18)	12	—	11	18
Balance at March 31, 2025	$3	$—	$9,386	$(1,107)	$351	$8,633	$371

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2023	$3	$—	$9,188	$(924)	$800	$9,067
Net income	—	—	126	—	22	148
Compensation expense for equity awards	—	30	—	—	—	30
Units repurchased for payment of taxes on equity awards	—	(46)	(51)	—	—	(97)
Foreign currency translation loss	—	—	—	(81)	(7)	(88)
Contributions from non-controlling interests	—	—	—	—	1	1
Acquisition of non-controlling interests	—	—	—	—	22	22
Other	—	16	—	—	—	16
Balance at March 31, 2024	$3	$—	$9,263	$(1,005)	$838	$9,099
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “CBRE,” “the company,” “we,” “us” and “our”), for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K (2024 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2 – Significant Accounting Policies, in the notes to consolidated financial statements in our 2024 Annual Report for further discussion of our significant accounting policies and estimates.
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
Certain prior year amounts have been reclassified to conform to the fiscal 2025 presentation.
2.    New Accounting Pronouncements
Recent Accounting Pronouncements Pending Adoption
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and will be effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. Early adoption is permitted. We are evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and related disclosures.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.    Acquisitions
Industrious
On January 16, 2025, we acquired the remaining 60% ownership interest in Industrious National Management Company LLC (Industrious), a leading provider of flexible workplace solutions, increasing our ownership to 100%. Industrious forms part of our Building Operations & Experience (BOE) segment.
The Industrious acquisition was treated as a business combination under FASB Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” and was accounted for using the acquisition method of accounting. We financed the acquisition with (i) borrowings under our existing commercial paper program; and (ii) cash on hand.
The following summarizes the consideration transferred at closing for the Industrious acquisition (dollars in millions):

Cash consideration	$369
Fair value of existing equity method investment in Industrious	373
Forgiveness of note receivable	50
Other	51
Total consideration	$843

The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$843
Less: Estimated fair value of net assets acquired	269
Excess purchase price over estimated fair value of net assets acquired	$574
The preliminary purchase accounting adjustments related to the Industrious acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Industrious acquisition consists largely of the synergies and opportunities related to the flexible workplace solutions space. Of the goodwill generated, approximately $395 million is deductible for tax purposes.
The acquired assets and assumed liabilities of Industrious were recorded at their estimated fair values. The preliminary purchase price allocation for the business combination is primarily for intangible assets acquired, and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.
The following table summarizes the preliminary fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on January 16, 2025 (dollars in millions):

Assets Acquired:
Current assets	$96
Property, plant & equipment	42
Intangible assets	247
Goodwill	574
Right-of-use and other assets	689
Total assets acquired	1,648
Liabilities Assumed:
Current liabilities	122
Operating lease and other liabilities	683
Total liabilities assumed	805
Estimated Fair Value of Net Assets Acquired	$843

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In connection with the Industrious acquisition, below is a summary of the value allocated to the intangible assets acquired (dollars in millions):

Asset Class	Amortization Period	Amount Assigned at Acquisition Date
Customer relationships	7 years	$90
Tradenames	11-13 years	137
Management agreements	10 years	20
Total identified intangible assets		$247
The fair value of customer relationships and management agreements was determined using the Multi-Period Excess Earnings Method (MPEEM), a form of the Income Approach. The MPEEM is a specific application of the Discounted Cash Flow Method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental cash flows attributable only to the subject intangible asset. This estimation used certain unobservable key inputs such as timing of projected cash flows, growth rates, expected contract renewal probabilities, discount rates, and the assessment of useful life.
The fair value of the tradenames was determined by using the Relief-from-Royalty Method, a form of the Income Approach, and relied on key unobservable inputs such as timing of the projected cash flows, growth rates, and royalty rates. The basic tenet of the Relief-from-Royalty Method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments.
Supplemental pro forma information reflecting the impact of the Industrious acquisition is not provided as the acquisition did not have a material effect on the Company’s results of operations.
Turner & Townsend
In early January 2025, we completed the combination of our project management business with our Turner & Townsend subsidiary, whereby we contributed CBRE’s project management businesses in exchange for an additional 10% ownership interest in the combined project management business (the “Combined Project Management Business”). Upon completion of the transaction, CBRE holds a 70% controlling interest in the Combined Project Management Business.
As part of the combination agreement, CBRE granted to the Turner & Townsend partners an option to require CBRE to purchase additional shares in the Combined Project Management Business, which is exercisable during the period between January 1, 2027 and March 31, 2030 (the “Put Option”). The price payable to the Turner & Townsend Partners will be the fair value of the shares at the date the Put Option is exercised. As exercise of the Put Option is not solely in the control of the company, the interest in the Combined Project Management Business related to the Put Options has been classified as Mezzanine equity on our balance sheet per ASC 480-10-S99 “Distinguishing liabilities from Equity – SEC Materials.” The shares in the Combined Project Management Business subject to the Put Option were valued at $371 million as of March 31, 2025 and was estimated based on discounted forecasted cash flows for the business. We have elected to recognize changes in the redemption value as they occur by adjusting the amount of the redeemable shares to their redemption value at the end of each period.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elected the fair value option for all warehouse receivables. At March 31, 2025 and December 31, 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A roll forward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2024	$561
Origination of mortgage loans	2,599
Gains (premiums on loan sales)	6
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(1,970)
Cash collections of premiums on loan sales	(6)
Proceeds from sale of mortgage loans	(1,976)
Net increase in mortgage servicing rights included in warehouse receivables	2
Ending balance at March 31, 2025	$1,192
The following table is a summary of our warehouse lines of credit in place as of March 31, 2025 and December 31, 2024 (dollars in millions):

			March 31, 2025		December 31, 2024
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	12/12/2025	daily floating Secured Overnight Financing Rate (SOFR) plus 1.50%, with a SOFR adjustment of 0.05%	$1,310	$804	$1,310	$306
JP Morgan (Business Lending Activity) (1)	12/12/2025	daily floating SOFR plus 2.75%, with a SOFR adjustment of 0.05%	15	—	15	—
JP Morgan (Bridge Loans) (1)	12/12/2025	daily floating SOFR plus 2.00%, with a SOFR adjustment of 0.05%	25	—	25	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month CME term SOFR plus 1.45%, with a SOFR floor of 0.25%	650	91	650	1
TD Bank, N.A. (TD Bank) (3)	7/15/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	600	14	900	103
Bank of America, N.A. (BofA) (4)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	269	350	142
BofA (4)	5/21/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
			$3,200	$1,178	$3,500	$552
________________________________________________________________________________________________________________________________________
(1)Effective December 13, 2024, this facility was renewed through December 12, 2025 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal. In addition, a Bridge Loan sublimit was added with an interest rate of daily floating rate SOFR plus 2.00%. As of March 31, 2025, both sublimits were not utilized.
(2)Effective October 1, 2024, this facility transitioned to using 1-month CME term SOFR rate.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(3)Effective July 31, 2024, this facility was renewed with a maximum aggregate principal amount of $300 million, with an uncommitted $300 million temporary line of credit and a maturity date of July 15, 2025. The SOFR rate was adjusted to 1.25%. The SOFR adjustment rate remained at 0.10% with the extension. Effective October 30, 2024, the accordion option was used to temporarily increase the line from $300 million to $600 million until January 28, 2025. The accordion option was not renewed upon expiration.
(4)Effective May 22, 2024, this facility was renewed to May 21, 2025 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal.
During the three months ended March 31, 2025, we had a maximum of $1.2 billion of warehouse lines of credit principal outstanding.
5.    Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of March 31, 2025 and December 31, 2024, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Investments in unconsolidated subsidiaries	$194	$192
Other current assets	18	13
Co-investment commitments	35	37
Maximum exposure to loss	$247	$242
6.    Goodwill
We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” As of January 1, 2025, we reorganized our business into four reportable segments (see Note 15 – Segments for further discussion). This changed the composition of our reporting units which resulted in the reallocation of goodwill from our Advisory Services and Global Workplace Solutions reportable segments to our newly created Building, Operations & Experience (BOE) and Project Management reportable segments as of January 1, 2025. Additionally, the change in composition of our reporting units was considered a triggering event requiring an interim goodwill impairment test as of January 1, 2025. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values, both before and after the reorganization.

	Advisory Services	Global Workplace Solutions	Building Operations & Experience	Project Management	Real Estate Investments	Total Consolidated
Balance as of December 31, 2024	$2,596	$2,614	$—	$—	$411	$5,621
Reallocation	(290)	(2,614)	1,578	1,326	—	—
Acquisitions	—	—	572	—	—	572
Impairment	—	—	—	—	—	—
Foreign exchange movement	17	—	27	19	4	67
Balance as of March 31, 2025	$2,323	$—	$2,177	$1,345	$415	$6,260

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.    Fair Value Measurements
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
There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2024 Annual Report.
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (dollars in millions):

	As of March 31, 2025
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3	$—	$—	$3
Corporate debt securities	—	34	—	34
Asset-backed securities	—	7	—	7
Total available for sale debt securities	3	41	—	44
Equity securities	17	—	—	17
Investments in unconsolidated subsidiaries	122	14	24	160
Warehouse receivables	—	1,192	—	1,192
Derivative assets	—	28	—	28
Total assets at fair value	$142	$1,275	$24	$1,441

Liabilities
Contingent consideration	—	—	26	26
Derivative liabilities	—	23	—	23
Total liabilities at fair value	$—	$23	$26	$49

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of December 31, 2024
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
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $148 million related to capital investments as of both March 31, 2025 and December 31, 2024, respectively, in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment. These investments are included in “Other assets, net” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on locked-in purchase prices. At March 31, 2025 and December 31, 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of March 31, 2025 and December 31, 2024, investments in unconsolidated subsidiaries at fair value using NAV were $405 million and $378 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $21 million as of both March 31, 2025 and December 31, 2024, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration
Balance as of December 31, 2024	$412	$46	$36
Transfer in (out)	(14)	—	(2)
Net change in fair value	(1)	—	(8)
Purchases / Additions	—	—	—
Sales / Payments (1)	(373)	(46)	—
Balance as of March 31, 2025	$24	$—	$26
________________________________________________________________________________________________________________________________________
(1)As disclosed in Note 3 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity income (loss) from unconsolidated subsidiaries
Other assets (liabilities)	Other income
Contingent consideration (short-term)	Accounts payable and accrued expenses
Contingent consideration (long-term)	Other liabilities
There were no asset impairment charges or other significant non-recurring fair value measurement adjustments recorded during the three months ended March 31, 2025 and 2024.
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
•Warehouse Receivables – These balances are carried at fair value. The primary source of value is either a contractual purchase commitment from Freddie Mac or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit).
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus Power, Inc. (Altus) is considered Level 1 and is measured at fair value using a quoted price in an active market. Certain non-controlling equity investments are considered Level 3. The valuation of Altus’ common shares and alignment shares is dependent on Altus’ public stock price, which can be volatile and subject to wide fluctuations in response to various market conditions. As of March 31, 2025, transfer out activities from Level 3 represents the reclassification of our alignment shares in Altus from Level 3 to Level 2. On April 16, 2025, Altus was acquired by a third-party. As a result, the value ascribed to these shares at March 31, 2025 was based on the per share acquisition price and classified as Level 2 (see Note 8 – Investments in Unconsolidated Subsidiaries).
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, our commercial paper program, and our revolving credit facilities. Due to the short-term nature and/or variable interest rates of these instruments, fair value approximates carrying value (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit and Note 9 – Long-Term Debt and Short-Term Borrowings).
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of March 31, 2025 and December 31, 2024 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 9 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Senior term loans	$1,276	$708	$1,305	$718
5.950% senior notes	1,046	1,033	976	976
4.875% senior notes	600	600	599	599
5.500% senior notes	513	509	496	496
2.500% senior notes	436	426	492	492
•Notes Payable on Real Estate – As of March 31, 2025 and December 31, 2024, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $208 million and $196 million, respectively. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1% to 50%. The following table represents the composition of investments in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

Investment type	March 31, 2025	December 31, 2024
Real Estate Investments (in projects and funds)	$742	$702
Investment in Altus:
Class A common stock (1)	122	100
Alignment shares (2)	14	15
Subtotal	136	115
Other (3)	104	478
Total investment in unconsolidated subsidiaries	$982	$1,295
________________________________________________________________________________________________________________________________________
(1)CBRE held 24,567,063 and 24,557,823 shares of Altus Class A common stock as of March 31, 2025 and December 31, 2024, respectively, representing approximate ownership of 15.3%.
(2)The alignment shares, also known as Class B common shares, will automatically convert into Altus Class A common stock based on the achievement of certain total return thresholds on Altus Class A common stock as of the relevant measurement date over the seven fiscal years following the merger. At March 31, 2025 (the fourth measurement date), 199,238 of alignment shares automatically converted into 1,991 shares of Class A common stock, of which CBRE was entitled to 1,811 shares. On April 16, 2025, Altus was acquired by a third-party.
(3)Consists of our investments in Industrious and other non-public entities. As disclosed in Note 3 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Revenue	$761	$1,013
Operating income	243	315
Net income (loss) (1)	191	(1,037)
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Long-Term Debt and Short-Term Borrowings
Long-Term Debt
Long-term debt and short-term borrowings consist of the following (dollars in millions):

	March 31, 2025	December 31, 2024
Long-Term Debt
Senior term loans due in 2028	$1,309	$720
5.950% senior notes due in 2034	1,000	1,000
4.875% senior notes due in 2026	600	600
5.500% senior notes due in 2029	500	500
2.500% senior notes due in 2031	500	500
Other	4	—
Total long-term debt	3,913	3,320
Less: current maturities of long-term debt	666	36
Less: unamortized discount	30	30
Less: unamortized debt issuance costs	10	9
Total long-term debt, net of current maturities	$3,207	$3,245

Short-Term Borrowings
Warehouse lines of credit	$1,178	$552
Commercial paper program	1,596	175
Revolving credit facility	—	132
Other	2	47
Total short-term borrowings	$2,776	$906
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans), both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross-currency swap to hedge the associated foreign currency exposure related to this transaction.
On March 13, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 1 to the 2023 Credit Agreement, which provided for, among other things, the ability of Relam Borrower to obtain incremental commitments and loans under the 2023 Credit Agreement in an aggregate principal amount of $750 million (or the Euro equivalent). On March 14, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 2 and Incremental Assumption Agreement to the 2023 Credit Agreement, pursuant to which Relam Borrower incurred incremental term loans (i) denominated in Euros in the aggregate principal amount of €425 million (Incremental Euro Term Loans) and (ii) denominated in U.S. Dollars in the aggregate principal amount of $125 million (Incremental USD Term Loans). The Incremental Euro Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (Euro) Loans, and the Incremental USD Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (USD) Loans under the 2023 Credit Agreement. The proceeds of the Incremental Euro Term Loans and the Incremental USD Term Loans were used for working capital and other general corporate purposes (including the partial repayment of borrowings under the commercial paper program), and to pay fees and expenses incurred in connection with entering into the amendments to the 2023 Credit Agreement.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period plus 10 basis points (Adjusted Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of March 31, 2025, we had (i) $838 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $467 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the 2023 Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2025.
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
On August 13, 2015, CBRE Services issued $600 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.875% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 4.875% per year and is payable semi-annually in arrears on March 1 and September 1 of each year. The outstanding principal amount related to the 4.875% senior notes has been classified within current maturities of long-term debt as of March 31, 2025.
The indentures governing our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreement. The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of March 31, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Short-Term Borrowings
Revolving Credit Agreement
On August 5, 2022, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of August 5, 2027. Borrowings bear interest at (i) CBRE Services’ option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00% plus (ii) 10 basis points, plus (iii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.630% to 1.100% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the Revolving Credit Agreement). The applicable rate is subject to certain increases and/or decreases specified in the Revolving Credit Agreement linked to achieving certain sustainability goals.
The Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate.
The Revolving Credit Agreement also requires us to maintain a minimum coverage ratio of consolidated EBITDA (as defined in the Revolving Credit Agreement) to consolidated interest expense of 2.00x and a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2025.
As of March 31, 2025, no amount was outstanding under the revolving credit facility provided for by the Revolving Credit Agreement. No letters of credit were outstanding as of March 31, 2025. As of December 31, 2024, $132 million was outstanding under this revolving credit facility. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of March 31, 2025, we had $1.6 billion in borrowings outstanding under our commercial paper program with a weighted average annual interest rate of 4.75%. As of December 31, 2024, we had $175 million in borrowings outstanding under our commercial paper program. At any point in time, the company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of March 31, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Warehouse Lines of Credit
CBRE Capital Markets has warehouse lines of credit with third-party lenders for the purpose of funding mortgage loans that will be resold, and a funding arrangement with Fannie Mae for the purpose of selling a percentage of certain closed multifamily loans to Fannie Mae. These warehouse lines are recourse only to CBRE Capital Markets and related subsidiaries, based on the related deal type, which are secured by our related warehouse receivables. See Note 4 – Warehouse Receivables & Warehouse Lines of Credit for additional information.
For additional information regarding our long-term debt and short-term borrowings, see Note 11 – Long-Term Debt and Short-Term Borrowings to our Consolidated Financial Statements for fiscal year 2024, included in the 2024 Annual Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report.
10.    Leases
We are the lessee in contracts for our office space tenancies, for leased vehicles, for office space in our flexible workspace solutions business, and for leases of land in our global development business. As it relates to service arrangements, we monitor these types of contracts to evaluate whether they meet the definition of a lease.
 Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	March 31, 2025	December 31, 2024
Assets
Operating (1)	Operating lease assets	$1,881	$1,198
Financing	Other assets, net	276	260
Total leased assets		$2,157	$1,458
Liabilities
Current:
Operating (2)	Operating lease liabilities	$274	$200
Financing	Other current liabilities	47	43
Non-current:
Operating (2)	Non-current operating lease liabilities	1,940	1,307
Financing	Other liabilities	132	122
Total lease liabilities		$2,393	$1,672
________________________________________________________________________________________________________________________________________
(1)Operating lease assets as of March 31, 2025 includes operating lease assets acquired from Industrious.
(2)Current and non-current operating lease liabilities as of March 31, 2025 include operating lease liabilities acquired from Industrious.
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$725	$27
Right-of-use assets obtained in exchange for new financing lease liabilities	24	16
Other non-cash (decreases) increases in operating lease right-of-use assets (2)	(3)	2
Other non-cash decreases in financing lease right-of-use assets (2)	(3)	(2)
________________________________________________________________________________________________________________________________________
(1)Increase in right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2025 primarily relates to Industrious acquisition.
(2)The non-cash activity in the right-of-use assets resulted from lease modifications/remeasurements and terminations.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $46.6 billion at March 31, 2025, of which $43.2 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of March 31, 2025 and December 31, 2024, CBRE MCI had $165 million and $160 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $63 million as of both March 31, 2025 and December 31, 2024 for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $2.3 billion (including $696 million of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2025.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL Program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2025 and December 31, 2024, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $286 million as of March 31, 2025, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $170 million as of March 31, 2025 referred to in the preceding paragraphs represented the majority of the $286 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $193 million as of March 31, 2025, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $193 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of March 31, 2025, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
under the bond. We must reimburse the surety for expenses or outlays it incurs. As of March 31, 2025 and December 31, 2024, outstanding performance and payment bonds approximated $798 million and $808 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of March 31, 2025 and December 31, 2024, we had short-term deferred and contingent consideration of $204 million and $199 million, respectively, which was included within accounts payable and accrued expenses, and long-term deferred and contingent consideration of $109 million and $93 million, respectively, which was included within other liabilities in the accompanying consolidated balance sheets.
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The company had indirect tax liability totaling $93 million and $91 million as of March 31, 2025 and December 31, 2024, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax laws, or new tax laws. We are currently under audit in several jurisdictions. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of March 31, 2025, we had aggregate future commitments of $183 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $345 million and $54 million to consolidated and unconsolidated projects, respectively, as of March 31, 2025.
Also refer to Note 16 – Telford Fire Safety Remediation for the details relating to the provision.
12.    Income Taxes
Our provision for income taxes on a consolidated basis was $52 million for the three months ended March 31, 2025 as compared to a benefit from income taxes of $29 million for the three months ended March 31, 2024. The increase of $81 million is primarily related to an increase in current year earnings and a prior year benefit for the reversal of unrecognized tax positions. Our effective tax rate increased to 21.4% for the three months ended March 31, 2025 from (24.3)% for the three months ended March 31, 2024.
Our effective tax rate for the three months ended March 31, 2025 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and favorable permanent book tax differences.
As of March 31, 2025 and December 31, 2024, the company had gross unrecognized tax benefits of $352 million and $347 million, respectively. The increase of $5 million primarily relates to the accrual of gross unrecognized tax benefits.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13.    Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$163	$126
Weighted average shares outstanding for basic income per share	300,288,602	305,808,212
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.54	$0.41

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$163	$126
Weighted average shares outstanding for basic income per share	300,288,602	305,808,212
Dilutive effect of contingently issuable shares	2,626,069	2,694,244
Weighted average shares outstanding for diluted income per share	302,914,671	308,502,456
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.54	$0.41
For the three months ended March 31, 2025 and 2024, 299,767 and 631,095, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of March 31, 2025. The board also extended the term of the 2024 program through December 31, 2029. During the three months ended March 31, 2025, we repurchased 3,061,972 shares of our common stock with an average price of $132.94 per share using cash on hand for an aggregate of $407 million under the 2024 program. As of March 31, 2025, we had approximately $5.4 billion of capacity remaining under the 2024 program. We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

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
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended March 31, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,769	$—	$—	$—	$4,769
Project management	—	—	1,632	—	—	1,632
Advisory leasing	862	—	—	—	—	862
Advisory sales	360	—	—	—	—	360
Property management	—	586	—	—	(4)	582
Valuation	183	—	—	—	—	183
Other portfolio services	81	—	—	—	—	81
Commercial mortgage origination (1)	43	—	—	—	—	43
Loan servicing (2)	23	—	—	—	—	23
Investment management	—	—	—	154	—	154
Development services	—	—	—	74	—	74
Topic 606 Revenue	1,552	5,355	1,632	228	(4)	8,763
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	45	—	—	—	—	45
Loan servicing	97	—	—	—	—	97
Development services (3)	—	—	—	5	—	5
Total Out of Scope of Topic 606 Revenue	142	—	—	5	—	147
Total Revenue	$1,694	$5,355	$1,632	$233	$(4)	$8,910

	Three Months Ended March 31, 2024
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,266	$—	$—	$—	$4,266
Project management	—	—	1,519	—	—	1,519
Advisory leasing	733	—	—	—	—	733
Advisory sales	325	—	—	—	—	325
Property management	—	434	—	—	(6)	428
Valuation	167	—	—	—	—	167
Other portfolio services	93	—	—	—	—	93
Commercial mortgage origination (1)	30	—	—	—	—	30
Loan servicing (2)	35	—	—	—	—	35
Investment management	—	—	—	149	—	149
Development services	—	—	—	77	—	77
Topic 606 Revenue	1,383	4,700	1,519	226	(6)	7,822
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	28	—	—	—	—	28
Loan servicing	83	—	—	—	—	83
Development services (3)	—	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	111	—	—	2	—	113
Total Revenue	$1,494	$4,700	$1,519	$228	$(6)	$7,935
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities
We had contract assets totaling $503 million ($411 million of which was current) and $489 million ($400 million of which was current) as of March 31, 2025 and December 31, 2024, respectively.
We had contract liabilities totaling $403 million (all of which was current) and $375 million (all of which was current) as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, we recognized revenue of $100 million that was included in the contract liability balance at December 31, 2024. The majority of contract liabilities are recognized as revenue within 90 days.
15.    Segments
In January 2025, we combined our project management business with our Turner & Townsend majority-owned subsidiary and created a fourth reportable segment, Project Management. In addition, on January 16, 2025, we acquired full ownership of Industrious, a provider of premium flexible workplace solutions and established a new business segment, BOE comprised of enterprise and local facilities management, property management and flexible workplace solutions.
In connection with the transactions described above, we reorganized our operations around and publicly report our financial results on four reportable segments – Advisory Services, Building Operations & Experience, Project Management and Real Estate Investments. We have recast prior period segment results to conform with the current presentation. In addition, we also have a “Corporate, other and eliminations” segment. Our Corporate segment primarily consists of corporate costs for leadership and certain other central functions. We track our strategic non-core equity investments in “other” which is considered an operating segment and reported together with Corporate as it does not meet the aggregation criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.
Segment operating profit (SOP) is the measure reported to Robert Sulentic, CBRE’s Chair and Chief Executive Officer (CEO), who is our chief operating decision maker (CODM) for purposes of assessing performance and making decisions about allocating resources to each segment. The CODM uses SOP results compared to prior periods and previously forecasted amounts to assess performance and identify trends of ongoing operations within each segment. SOP excludes the impact of certain costs and charges that may obscure the underlying performance of our businesses and related trends, including restructuring charges and other costs incurred, which are outside the ordinary course of business. SOP represents earnings, inclusive of amounts attributable to non-controlling interests, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, and asset impairments. In addition, management excludes the following costs from SOP (“Other segment adjustments”):
•costs associated with efficiency and cost-reduction initiatives,
•charges related to indirect tax audits and settlements,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•costs incurred related to legal entity restructuring,
•integration and other costs related to acquisitions, and
•net results related to the wind-down of certain businesses.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in millions):

Three Months Ended March 31, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Net revenue	$1,682	$2,427	$774	$233	$(4)	$5,112
Pass-through costs also recognized as revenue	12	2,928	858	—	—	3,798
Total revenue	1,694	5,355	1,632	233	(4)	8,910
Cost of revenue	967	4,847	1,408	47	(4)	7,265
Operating expenses and allocations	428	296	119	166	183	1,192
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	1	1	—	(7)	21	16
Other income (loss)	1	1	—	—	(1)	1
Other segment adjustments (1)	—	3	8	12	67	90
Segment operating profit (loss)	$301	$217	$113	$25	$(96)	$560

Three Months Ended March 31, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Net revenue	$1,480	$2,017	$725	$228	$(6)	$4,444
Pass-through costs also recognized as revenue	14	2,683	794	—	—	3,491
Total revenue	1,494	4,700	1,519	228	(6)	7,935
Cost of revenue	848	4,269	1,310	43	5	6,475
Operating expenses and allocations	416	290	88	189	128	1,111
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	1	1	—	11	(71)	(58)
Other income	1	1	2	—	5	9
Gain on disposition of real estate	—	—	—	13	—	13
Other segment adjustments (1)	—	18	(22)	14	30	40
Segment operating profit (loss)	$232	$161	$101	$34	$(175)	$353
________________________________________________________________________________________________________________________________________
(1)Other segment adjustments, as defined above.
(2)Eliminations represent revenue from transactions between operating segments.

	Three Months Ended March 31,
	2025	2024
Depreciation and Amortization
Advisory Services	$67	$65
Building Operations & Experience	70	46
Project Management	25	29
Real Estate Investments	3	3
Corporate, other and eliminations	12	15
Total depreciation and amortization	$177	$158

Equity income (loss) from unconsolidated subsidiaries
Advisory Services	$1	$1
Building Operations & Experience	1	1
Project Management	—	—
Real Estate Investments	(7)	11
Corporate, other and eliminations	21	(71)
Equity income (loss) from unconsolidated subsidiaries	$16	$(58)

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Net income attributable to CBRE Group, Inc.	$163	$126
Net income attributable to non-controlling interests	28	22
Net income	191	148
Adjustments to increase (decrease) net income:
Depreciation and amortization	177	158
Interest expense, net of interest income	50	36
Provision for (benefit from) income taxes	52	(29)
Integration and other costs related to acquisitions	68	(4)
Costs associated with efficiency and cost-reduction initiatives	13	29
Charges related to indirect tax audits and settlements	(1)	—
Carried interest incentive compensation expense to align with the timing of associated revenue	4	14
Costs incurred related to legal entity restructuring	—	1
Net results related to the wind-down of certain businesses (1)	6	—
Total segment operating profit	$560	$353

________________________________________________________________________________________________________________________________________
(1)    In early 2025, management made the decision to wind-down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the UK under a new business model under which the company does not self-perform general contracting.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Revenue
United States	$5,169	$4,422
United Kingdom	1,234	1,085
All other countries	2,507	2,428
Total revenue	$8,910	$7,935
16.     Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $206 million (of which $116 million was current) and $204 million (of which $102 million was current) as of March 31, 2025 and December 31, 2024, respectively, related to the remediation efforts. The small increase in the balance as of March 31, 2025 is due to the change in exchange rates less actual remediation costs and other direct costs incurred during the period.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2025 should be read in conjunction with our consolidated financial statements and related notes included in our 2024 Annual Report on Form 10-K (2024 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Business Environment
The operating environment for commercial real estate improved in the first quarter of 2025, continuing the recovery that began in 2024. This was evident in real estate leasing, notably demand for office space in the U.S. Improved liquidity and investor sentiment also led to a continued increase in real estate sales and financing activity. Outsourcing services continued to gain favor with major corporations and other large occupiers of space, boosting demand for facilities and project management services. The business outlook, however, has been clouded by the extreme market volatility triggered by the imposition of sharply increased tariffs on U.S. trading partners and the rapid changes in U.S. trade policy. We continue to assess the impact of market volatility on our clients’ investment, occupancy and capital deployment decisions and on general economic growth in the U.S. and globally.
Capital Allocation
We repurchased approximately $407 million worth of shares in the first quarter and nearly $600 million this year through April 21, 2025, while maintaining substantial liquidity to finance future growth.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025 (1)		2024 (1)
Revenue:
Net revenue:
Facilities management	$1,865	20.9%	$1,603	20.2%
Property management	562	6.3%	414	5.2%
Project management	774	8.7%	725	9.1%
Advisory leasing	862	9.7%	733	9.2%
Valuation	183	2.1%	167	2.1%
Loan servicing	120	1.3%	118	1.5%
Other portfolio services	69	0.8%	79	1.0%
Capital markets:
Advisory sales	360	4.0%	325	4.1%
Commercial mortgage origination	88	1.0%	58	0.7%
Investment management	154	1.7%	149	1.9%
Development services	79	0.9%	79	1.0%
Corporate, other and eliminations	(4)	0.0%	(6)	(0.1)%
Total net revenue	5,112	57.4%	4,444	56.0%
Pass-through costs also recognized as revenue	3,798	42.6%	3,491	44.0%
Total revenue	8,910	100.0%	7,935	100.0%
Costs and expenses:
Cost of revenue	7,265	81.5%	6,475	81.6%
Operating, administrative and other	1,192	13.4%	1,111	14.0%
Depreciation and amortization	177	2.0%	158	2.0%
Total costs and expenses	8,634	96.9%	7,744	97.6%
Gain on disposition of real estate	—	0.0%	13	0.2%
Operating income	276	3.1%	204	2.6%
Equity income (loss) from unconsolidated subsidiaries	16	0.2%	(58)	(0.7)%
Other income	1	0.0%	9	0.1%
Interest expense, net of interest income	50	0.6%	36	0.5%
Income before provision for (benefit from) income taxes	243	2.7%	119	1.5%
Provision for (benefit from) income taxes	52	0.6%	(29)	(0.4)%
Net income	191	2.1%	148	1.9%
Less: Net income attributable to non-controlling interests	28	0.3%	22	0.3%
Net income attributable to CBRE Group, Inc.	$163	1.8%	$126	1.6%
Core EBITDA	$540	6.1%	$424	5.3%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
We reported consolidated net income of $163 million for the quarter, on revenue of $8.9 billion as compared to consolidated net income of $126 million on revenue of $7.9 billion in the prior year.
The revenue increase reflected growth in leasing activity, particularly for office space, commercial mortgage origination, property sales, and continued growth in the Business, Operations & Experience (BOE) segment, which benefited from strong new business activity, contract expansions and acquisitions. Revenue from our Project Management segment increased driven by continued strong performance from Turner & Townsend and higher management fees. Revenue increased in the REI segment, driven by higher incentive fees.

Foreign currency translation had a 1.9% negative impact on revenue, reflecting the weakness in the euro, Canadian dollar and British pound sterling.
Cost of revenue increased 12.2% during the quarter as compared to the same period in 2024 due primarily to revenue growth consisting of higher pass-through costs, higher commission expense, and higher indirect reimbursed costs. Foreign currency translation had a 1.9% positive impact on total cost of revenue. Cost of revenue decreased slightly to 81.5% of total revenue from 81.6%.
Operating, administrative and other expenses increased 7.3% as compared to the same period in prior year. The increase was driven by an increase in third-party fees related to acquisitions and integrations activities. Foreign currency translation had a 1.8% positive impact on total operating expenses during the quarter. Operating expenses as a percentage of revenue decreased to 13.4% in the first quarter 2025 from 14.0% in the first quarter 2024, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 12.0% during the quarter, as compared to the same period in 2024, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions such as Industrious and J&J Worldwide Services.
We reported equity income of $16 million in the current quarter versus equity loss of $58 million in last year’s first quarter. This was primarily driven by net unrealized gains related to equity investments recognized in the current period compared to unrealized equity losses in the prior quarter, driven by a fair value adjustment related to our non-core strategic equity investment in Altus Power, Inc. (Altus).
Interest expense, net of interest income, increased by 38.9%, compared with the first quarter 2024. This increase was primarily due to the impact of increased commercial paper borrowings and the issuance of senior term loans.
Our provision for income taxes on a consolidated basis was $52 million for the three months ended March 31, 2025 as compared to a benefit from income taxes of $29 million for the three months ended March 31, 2024. The increase of $81 million is primarily related to an increase in current year earnings and a prior year benefit for the reversal of unrecognized tax positions. Our effective tax rate increased to 21.4% for the three months ended March 31, 2025 from (24.3)% for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 is different than the U.S. federal statutory tax rate of 21.0%, primarily due to U.S. state taxes and favorable permanent book tax differences.
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
Segment Operations
In January 2025, we combined our project management business with our Turner & Townsend majority-owned subsidiary and created a fourth reportable segment, Project Management. In addition, on January 16, 2025, we acquired full ownership of Industrious, a provider of premium flexible workplace solutions, and established a new business segment, BOE, comprised of enterprise and local facilities management, property management and flexible workplace solutions.
In connection with the transactions described above, we organized our operations around, and publicly report our financial results on, four reportable business segments: (1) Advisory Services; (2) Building Operations & Experience (BOE); (3) Project Management; and (4) Real Estate Investments (REI).
Advisory Services provides a comprehensive range of services globally, including property leasing, capital markets (property sales and loan origination), loan servicing, property management, and valuation. BOE provides a broad suite of integrated, contractually based outsourcing services to occupiers and owners of real estate, including facilities management and property management. Our Project Management business delivers program management, project management and cost consultancy services across commercial real estate, infrastructure and natural resources sectors. REI is a major real assets developer, investor and operator and is comprised of two businesses: investment management and real estate development.

We also have a Corporate and Other segment. Corporate primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. It also includes eliminations related to inter-segment revenue. For additional information on our segments, see Note 15 – Segments of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025 (1)		2024 (1)
Revenue:
Net revenue:
Advisory leasing	$862	50.9%	$733	49.1%
Valuation	183	10.8%	167	11.2%
Loan servicing	120	7.1%	118	7.9%
Other portfolio services	69	4.1%	79	5.3%
Capital markets:
Advisory sales	360	21.3%	325	21.8%
Commercial mortgage origination	88	5.2%	58	3.9%
Total segment net revenue	1,682	99.3%	1,480	99.1%
Pass-through costs also recognized as revenue	12	0.7%	14	0.9%
Total segment revenue	1,694	100.0%	1,494	100.0%
Costs and expenses:
Cost of revenue	967	57.1%	848	56.8%
Operating, administrative and other	428	25.3%	416	27.8%
Depreciation and amortization	67	4.0%	65	4.4%
Total costs and expenses	1,462	86.3%	1,329	89.0%
Operating income	232	13.7%	165	11.0%
Equity income from unconsolidated subsidiaries	1	0.1%	1	0.1%
Other income	1	0.1%	1	0.1%
Add-back: Depreciation and amortization	67	4.0%	65	4.4%
Segment operating profit and segment operating profit on revenue margin	$301	17.8%	$232	15.5%
Segment operating profit on net revenue margin		17.9%		15.7%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue increased 13.4% during the quarter compared to the same period in 2024. Global leasing revenue rose 17.6%, driven by Americas which grew 21.4%, including 23.8% in the United States and the United Kingdom, which grew 9.3%. Property sales revenue was up 10.8%. Foreign currency translation had a 1.8% negative impact on total revenue during the quarter, primarily driven by weakness in the euro and Canadian dollar.
Cost of revenue increased 14.0%, primarily reflecting business growth and higher commission expense. Foreign currency translation had a 1.8% positive impact on total cost of revenue. Cost of revenue increased to 57.1% of total revenue from 56.8% for the same period in 2024, primarily due to escalating commission payouts driven by strong revenue growth.

Operating, administrative and other expenses increased by 2.9%, as compared to the same period in 2024, driven by higher marketing and software expense. Foreign currency translation had a 2.4% positive impact on total operating expenses.
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
For the three months ended March 31, 2025, MSRs contributed $22 million to operating income, offset by $35 million of amortization of related intangible assets. The MSR contribution to first quarter 2024 operating income was $13 million and amortization totaled $34 million. The increase was associated with higher origination activity given an increase in financing activities.
Depreciation and amortization expense increased 3.1% primarily due to higher amortization of mortgage servicing rights as described above.

Building Operations & Experience
The following table summarizes our results of operations for our Building Operations & Experience (BOE) operating segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025 (1)		2024 (1)
Revenue:
Net revenue:
Facilities management	$1,865	34.8%	$1,603	34.1%
Property management	562	10.5%	414	8.8%
Total segment net revenue	2,427	45.3%	2,017	42.9%
Pass-through costs also recognized as revenue	2,928	54.7%	2,683	57.1%
Total segment revenue	5,355	100.0%	4,700	100.0%
Costs and expenses:
Cost of revenue	4,847	90.5%	4,269	90.8%
Operating, administrative and other	296	5.5%	290	6.2%
Depreciation and amortization	70	1.3%	46	1.0%
Total costs and expenses	5,213	97.3%	4,605	98.0%
Operating income	142	2.7%	95	2.0%
Equity income from unconsolidated subsidiaries	1	0.0%	1	0.0%
Other income	1	0.0%	1	0.0%
Add-back: Depreciation and amortization	70	1.3%	46	1.0%
Adjustments:
Integration and other costs related to acquisitions	3	0.1%	18	0.4%
Segment operating profit and segment operating profit on revenue margin	$217	4.1%	$161	3.4%
Segment operating profit on net revenue margin		8.9%		8.0%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue increased 13.9%, reflecting a double-digit increase in property management and facilities management, primarily due to growth in clients driving increased management fees. Foreign currency translation had a 2.0% negative impact on total revenue during the quarter, primarily driven by weakness in the euro, Canadian dollar and British pound sterling.
Cost of revenue increased 13.5%, driven by higher pass-through costs. Foreign currency translation had a 2.0% positive impact on total cost of revenue. Cost of revenue was 90.5% of total revenue, slightly down from 90.8% in the first quarter 2024.
Operating, administrative and other expenses increased 2.1%, primarily due to higher compensation and benefits costs. Foreign currency translation had a 1.7% positive impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 52.2%, reflecting higher amortization expense related to intangibles from recent acquisitions such as Industrious and J&J Worldwide Services.

Project Management
The following table summarizes our results of operations for our Project Management operating segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025 (1)		2024 (1)
Revenue:
Total segment net revenue	$774	47.4%	$725	47.7%
Pass-through costs also recognized as revenue	858	52.6%	794	52.3%
Total segment revenue	1,632	100.0%	1,519	100.0%
Costs and expenses:
Cost of revenue	1,408	86.3%	1,310	86.2%
Operating, administrative and other	119	7.3%	88	5.8%
Depreciation and amortization	25	1.5%	29	1.9%
Total costs and expenses	1,552	95.1%	1,427	93.9%
Operating income	80	4.9%	92	6.1%
Other income	—	0.0%	2	0.1%
Add-back: Depreciation and amortization	25	1.5%	29	1.9%
Adjustments:
Integration and other costs related to acquisitions	8	0.5%	(22)	(1.4)%
Segment operating profit and segment operating profit on revenue margin	$113	6.9%	$101	6.6%
Segment operating profit on net revenue margin		14.6%		13.9%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue increased 7.4% due to continued strong performance from Turner & Townsend and higher management fees. Foreign currency translation had a 1.9% negative impact on total revenue during the quarter, primarily driven by weakness in the euro.
Cost of revenue increased 7.5%, driven by higher pass-through costs and increased professional compensation. Foreign currency translation had a 2.0% positive impact on total cost of revenue. Cost of revenue was 86.3% of total revenue, slightly up from 86.2% in the first quarter 2024.
Operating, administrative and other expenses increased 35.2%, primarily due to higher employee compensation expenses. Foreign currency translation had a 3.4% positive impact on total operating expenses during the quarter.
Depreciation and amortization expense fell 13.8%, reflecting lower amortization expense.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025 (1)		2024 (1)
Revenue:
Investment management	$154	66.1%	$149	65.4%
Development services	79	33.9%	79	34.6%
Total segment revenue	233	100.0%	228	100.0%
Costs and expenses:
Cost of revenue	47	20.2%	43	18.9%
Operating, administrative and other	166	71.2%	189	82.9%
Depreciation and amortization	3	1.3%	3	1.3%
Total costs and expenses	216	92.7%	235	103.1%
Gain on disposition of real estate	—	0.0%	13	5.7%
Operating income	17	7.3%	6	2.6%
Equity (loss) income from unconsolidated subsidiaries	(7)	(3.0)%	11	4.8%
Add-back: Depreciation and amortization	3	1.3%	3	1.3%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	4	1.7%	14	6.1%
Costs associated with efficiency and cost-reduction initiatives	2	0.9%	—	0.0%
Net results related to the wind-down of certain businesses (2)	6	2.6%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$25	10.7%	$34	14.9%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
(2)In early 2025, management made the decision to wind-down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the UK under a new business model under which the company does not self-perform general contracting.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue increased 2.2% for the current quarter primarily due to higher incentive fees in our investment management services line of business. Foreign currency translation had a 1.7% negative impact on total revenue during the quarter primarily driven by weakness in the euro and British pound sterling.
Cost of revenue increased 9.3% in the quarter as compared to the same period in 2024 due to higher construction costs incurred on our real estate development projects. Foreign currency translation had a negligible impact on total cost of revenue during the quarter.
Operating, administrative and other expenses decreased 12.2% primarily due to a decrease in variable incentive compensation in our investment management line of business. Foreign currency translation had a 1.6% positive impact on total operating expenses.
We recorded equity loss from unconsolidated subsidiaries of approximately $7 million versus equity income of $11 million in the first quarter 2024, primarily due to net negative co-investment returns in the current quarter. Gain on disposition of real estate decreased by $13 million compared with first quarter 2024.
A roll forward of our AUM by product type for the three months ended March 31, 2025 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2024	$64.0	$73.4	$8.8	$146.2
Inflows	0.9	2.4	1.3	4.6
Outflows	(0.2)	(4.1)	(0.3)	(4.6)
Market appreciation	1.6	1.1	0.2	2.9
Balance at March 31, 2025	$66.3	$72.8	$10.0	$149.1

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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31, (1)
	2025	2024
Elimination of inter-segment revenue	$(4)	$(6)
Costs and expenses:
Cost of revenue (2)	(4)	5
Operating, administrative and other	183	128
Depreciation and amortization	12	15
Total costs and expenses	191	148
Operating loss	(195)	(154)
Equity income (loss) from unconsolidated subsidiaries	21	(71)
Other (loss) income	(1)	5
Add-back: Depreciation and amortization	12	15
Adjustments:
Costs associated with efficiency and cost-reduction initiatives	11	29
Charges related to indirect tax audits and settlements	(1)	—
Costs incurred related to legal entity restructuring	—	1
Integration and other costs related to acquisitions	57	—
Segment operating loss	$(96)	$(175)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 43.0% to $183 million for the first quarter of 2025, mainly due to higher costs related to M&A deal and integrations.
Other (non-core)
We recorded equity income of $21 million, reflecting the higher value of our investment in publicly traded Altus. This compares with a $71 million loss in first-quarter 2024, reflecting the lower valuation of our investment in Altus. Altus was acquired by a third party on April 16, 2025.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2025 include up to $381 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2025, we incurred $64 million of capital expenditures. As of March 31, 2025, we had aggregate future commitments of $183 million related to co-investments funds in our REI segment, $63 million of which is expected to be funded in 2025. Additionally, as of March 31, 2025, we are committed to fund additional capital of $345 million and $54 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of March 31, 2025, we had $2.1 billion of borrowings available under our revolving credit facilities (under both the Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.4 billion of cash and cash equivalents. We intend to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of March 31, 2025 and December 31, 2024, we had $1.6 billion and $175 million, respectively, in outstanding borrowings under the commercial paper program.
We have historically relied on our internally generated cash flow, our revolving credit facilities and commercial paper program to fund our working capital, capital expenditure and general investment requirements (including in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements. In the absence of extraordinary events, large strategic acquisitions or large returns of capital to shareholders, we anticipate that our cash flow from operations, our revolving credit facilities and commercial paper program would be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. Given compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and/or bonus basis that correlates with their revenue production, the negative effect of difficult market conditions is partially mitigated by the inherent variability of our compensation cost structure. We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing senior notes, through tender offers, in privately negotiated or open market transactions, or otherwise.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2025 and December 31, 2024, we had accrued deferred purchase consideration totaling $313 million ($204 million of which was a current liability) and $292 million ($199 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Lastly, as described in Note 13 – Income Per Share and Stockholders’ Equity of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2024, our Board of Directors (Board) authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of March 31, 2025. The Board also extended the term of the 2024 program through December 31, 2029. During the three months ended March 31, 2025, we repurchased 3,061,972 shares of our Class A common stock with an average price of $132.94 per share using cash on hand for an aggregate of $407 million. During the period April 1, 2025 through April 21, 2025, we repurchased 1,510,751 shares of our Class A common stock with an average price of $117.93 per share using cash on hand for an aggregate of $178 million. As of March 31, 2025 and April 21, 2025, we had $5.4 billion and $5.2 billion, respectively, of capacity remaining under the 2024 program.
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
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $546 million for the three months ended March 31, 2025 as compared to net cash used in operating activities of $492 million during the three months ended March 31, 2024. The primary drivers that contributed to the increase in net cash used in operating activities were as follows: (1) working capital movements, driven by higher outflows related to accounts payable and accrued expenses due to the timing of payments, partially offset by (2) lower accounts receivable due to better collections which lagged during the three months ended March 31, 2024 and higher net cash flows from operations, driven by revenue growth.
Investing Activities
Net cash used in investing activities totaled $462 million for the three months ended March 31, 2025, a decrease of $438 million as compared to the three months ended March 31, 2024. The decrease was primarily due to lower cash outflows from acquisitions in the current quarter (primarily consisting of the acquisition of Industrious), compared to the prior period when we acquired J&J Worldwide Services.
Financing Activities
Net cash provided by financing activities totaled $1,256 million for the three months ended March 31, 2025 as compared to $1,192 million for the three months ended March 31, 2024. The increased cash inflow was primarily driven by net proceeds from the issuance of commercial paper and senior term loans, partially offset by cash paid to repurchase common stock and settlement of the amount outstanding on the revolving credit facility.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans) with weighted average interest rate of 4.4% as of March 31, 2025, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of these term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
On March 13, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 1 to the 2023 Credit Agreement, which provided for, among other things, the ability of Relam Borrower to obtain incremental commitments and loans under the 2023 Credit Agreement in an aggregate principal amount of $750 million (or the Euro equivalent). On March 14, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 2 and Incremental Assumption Agreement to the 2023 Credit Agreement, pursuant to which Relam Borrower incurred incremental term loans (i) denominated in Euros in the aggregate principal amount of €425 million (Incremental Euro Term Loans) and (ii) denominated in U.S. Dollars in the aggregate principal amount of $125 million (Incremental USD Term Loans). The Incremental Euro Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (Euro) Loans, and the Incremental USD Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (USD) Loans under the 2023 Credit Agreement. The proceeds of the Incremental Euro Term Loans and the Incremental USD Term Loans were used for working capital and other general corporate purposes (including the partial repayment of borrowings under the commercial paper program) and to pay fees and expenses incurred in connection with entering into the amendments to the 2023 Credit Agreement.
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
Our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes are fully and unconditionally guaranteed by CBRE Group, Inc.
Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Balance Sheet Data:
Current assets	$35	$29
Non-current assets	1,725	1,730
Total assets	$1,760	$1,759

Current liabilities	$2,244	$1,072
Non-current liabilities (1)	5,372	5,817
Total liabilities (1)	$7,616	$6,889

	Three Months Ended March 31,
	2025	2024
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(5)	—
Net loss	$(89)	$(23)
________________________________________________________________________________________________________________________________________
(1)Includes $3.4 billion and $3.3 billion of intercompany loan payables to non-guarantor subsidiaries as of March 31, 2025 and December 31, 2024, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2024 Annual Report and Note 9 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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
As of March 31, 2025, no amount was outstanding under the revolving credit facility provided for by the Revolving Credit Agreement. No letters of credit were outstanding as of March 31, 2025. As of December 31, 2024, $132 million was outstanding under this revolving credit facility. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility.

On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of March 31, 2025, we had $1.6 billion in outstanding borrowings under the commercial paper program with a weighted average annual interest rate of 4.75%. As of April 21, 2025 and December 31, 2024, we had $2.0 billion and $175 million, respectively, in outstanding borrowings under the commercial paper program.
In addition, Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of March 31, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.
For additional information on all of our short-term borrowings, see Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2024 Annual Report and Note 4 – Warehouse Receivables & Warehouse Lines of Credit and Note 9 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
We also maintain warehouse lines of credit with certain third-party lenders. See Note 4 – Warehouse Receivables & Warehouse Lines of Credit of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Off –Balance Sheet Arrangements
We do not have off-balance sheet arrangements that we believe could have a material current or future impact on our financial condition, liquidity or results of operations. Our off-balance sheet arrangements are described in Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2024 Annual Report. There have been no material changes to these policies and estimates as of March 31, 2025.
New Accounting Pronouncements
See Note 2 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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
We use core EBITDA as an indicator of the company’s operating financial performance. Core EBITDA represents earnings before the portion attributable to non-controlling interests, net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, asset impairments, adjustments related to carried interest incentive compensation expense to align with the timing of associated revenue, costs incurred related to legal entity restructuring, efficiency and cost-reduction initiatives, charges related to indirect tax audits and settlements, integration and other costs related to acquisitions, and net results related to the wind-down of certain businesses. We believe that investors may find this measure useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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

Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Net income attributable to CBRE Group, Inc.	$163	$126
Net income attributable to non-controlling interests	28	22
Net income	191	148
Adjustments:
Depreciation and amortization	177	158
Interest expense, net of interest income	50	36
Provision for (benefit from) income taxes	52	(29)
Costs associated with efficiency and cost-reduction initiatives	13	29
Charges related to indirect tax audits and settlements	(1)	—
Integration and other costs related to acquisitions	68	(4)
Carried interest incentive compensation expense to align with the timing of associated revenue	4	14
Costs incurred related to legal entity restructuring	—	1
Net results related to the wind-down of certain businesses (1)	6	—
Net fair value adjustments on strategic non-core investments	(20)	71
Core EBITDA	$540	$424
________________________________________________________________________________________________________________________________________
(1)    In early 2025, management made the decision to wind-down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the UK under a new business model under which the company does not self-perform general contracting.

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
•increases in unemployment and general slowdowns in economic and commercial activity;
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
•the ability of our indirect wholly-owned subsidiary CBRE Capital Markets to periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;
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
•the performance of our equity investments in companies we do not control; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2024 Annual Report on Form 10-K (2024 Annual Report), in particular in Part I, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.
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
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our Investment Management business has significant euro and British pound denominated assets under management (AUM), as well as associated revenue and earnings in Europe. In addition, our Building Operations & Experience (BOE) and Project Management business also derives significant revenue and earnings in foreign currencies, such as the euro and British pound sterling. Fluctuations in foreign currency exchange rates may continue to produce corresponding changes in our AUM, revenue and earnings.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar.
Our businesses could suffer from adverse effects of rapid and unpredictable changes to trade policy, disputes with countries that have close trading ties with the U.S., high interest rates, limited access to debt capital or liquidity constraints, downturns in general macroeconomic conditions, regulatory or financial market uncertainty, public health crises and geopolitical conflicts (or the perception that any such events may occur).
During the three months ended March 31, 2025, approximately 42.0% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended March 31,
	2025		2024
United States dollar	$5,170	58.0%	$4,423	55.7%
British pound sterling	1,234	13.8%	1,085	13.7%
Euro	766	8.6%	718	9.0%
Canadian dollar	252	2.8%	288	3.6%
Indian rupee	214	2.4%	178	2.2%
Australian dollar	182	2.0%	192	2.4%
Japanese yen	125	1.4%	126	1.6%
Swiss franc	112	1.3%	111	1.4%
Chinese yuan	106	1.2%	107	1.3%
Singapore dollar	102	1.1%	101	1.3%
Other currencies (1)	647	7.4%	606	7.8%
Total revenue	$8,910	100.0%	$7,935	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 46 currencies comprise 7.4% of our revenue for the three months ended March 31, 2025, and approximately 44 currencies comprise 7.8% of our revenue for the three months ended March 31, 2024.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will negatively or positively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the three months ended March 31, 2025, would have decreased pre-tax income by $4 million. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have increased pre-tax income by $5 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

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
The estimated fair value of our senior term loans was approximately $1.3 billion at March 31, 2025. Based on dealers’ quotes, the estimated fair values of our 5.950% senior notes, 5.500% senior notes, 4.875% senior notes and 2.500% senior notes were $1.0 billion, $513 million, $600 million and $436 million, respectively, at March 31, 2025.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt as of March 31, 2025, the net impact of the additional interest cost would be a decrease of $7 million on pre-tax income for the three months ended March 31, 2025.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of March 31, 2025 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2024 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended March 31, 2025 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	1,885,655	$131.36	1,885,655
February 1, 2025 - February 28, 2025	623,922	140.29	623,922
March 1, 2025 - March 31, 2025	552,395	130.05	552,395
	3,061,972	$132.94	3,061,972	$5,415
_______________________________
(1)In November 2024, our Board authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of March 31, 2025. The Board also extended the term of the 2024 program through December 31, 2029. During the first quarter of 2025, we repurchased an aggregate of $407 million of our common stock under the 2024 program. The remaining $5.4 billion in the table represents the amount available to repurchase shares under the 2024 program as of March 31, 2025.
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

Item 5.    Other Information
During the three months ended March 31, 2025, our Chief Operating Officer and Chief Executive Officer, Advisory Services, Vikram Kohli, our Chief Accounting Officer, Lindsey Caplan, and Mr. Caplan’s spouse, Alison Caplan, each entered into a Rule 10b5-1 Trading Plan (collectively, the Trading Plans) to sell shares of the company’s Class A common stock. The Trading Plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
The table below provides certain information regarding the Trading Plans.

Name	Plan Adoption Date	Trade Commencement Date	Maximum Number of Shares that May Be Sold Under the Plan	Plan Expiration Date
Vikram Kohli	February 25, 2025	August 11, 2025	2,000	November 28, 2025
Lindsey Caplan	February 14, 2025	May 19, 2025	3,598	February 20, 2026
Alison Caplan	February 14, 2025	May 19, 2025	4,172	February 20, 2026
Trading under the Trading Plans may commence no sooner than as indicated in the table above and will end on the earlier of the applicable date set forth above and the date on which all the shares in the applicable Trading Plan are sold. These Trading Plans were adopted during an authorized trading period and when Messrs. Kohli and Caplan and Ms. Caplan were not in possession of material non-public information. The transactions under the Trading Plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.
Supplemental Unaudited Recasted Segment Results
The following table sets forth supplemental recasted segment financial information for each of the three years ended December 31, 2024, including Net revenue by segment and by line of business and Segment operating profit (loss), based on the new segments as described in Note 15 – Segments of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Net revenue:
Advisory leasing	$3,895	$3,468	$3,838
Advisory sales	1,767	1,606	2,517
Valuation	751	716	764
Loan servicing	497	441	330
Commercial mortgage origination	430	301	545
Other portfolio services	328	325	388
Advisory Services net revenue	7,668	6,857	8,382

Facilities management	7,143	6,023	5,385
Property management	1,897	1,606	1,482
Building Operations & Experience net revenue	9,040	7,629	6,867

Project Management net revenue	3,139	2,855	2,434

Investment management	650	592	595
Development services	388	360	515
Real Estate Investments revenue	1,038	952	1,110

Corporate, other and eliminations	(17)	(17)	(16)

Total net revenue	20,868	18,276	18,777
Pass-through costs also recognized as revenue	14,899	13,673	12,051
Total revenue	$35,767	$31,949	$30,828

Summarized financial information by segment is as follows (dollars in millions):

Year Ended December 31, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Net revenue	$7,668	$9,040	$3,139	$1,038	$(17)	$20,868
Pass-through costs also recognized as revenue	61	11,168	3,670	—	—	14,899
Total revenue	7,729	20,208	6,809	1,038	(17)	35,767
Costs and expenses:
Cost of revenue	4,477	18,234	5,850	224	26	28,811
Operating, administrative and other	1,793	1,194	439	862	723	5,011
Depreciation and amortization	259	234	111	13	57	674
Total costs and expenses	6,529	19,662	6,400	1,099	806	34,496
Gain on disposition of real estate	—	—	—	142	—	142
Operating income (loss)	1,200	546	409	81	(823)	1,413
Equity (loss) income from unconsolidated subsidiaries	(8)	6	—	117	(134)	(19)
Other income	2	4	2	6	25	39
Add-back: Depreciation and amortization	259	234	111	13	57	674
Adjustments:
Other segment adjustments (1)	49	104	(22)	44	305	480
Segment operating profit (loss)	$1,502	$894	$500	$261	$(570)	$2,587
Net fair value adjustments on strategic non-core investments						117
Core EBITDA						$2,704

Year Ended December 31, 2023	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Net revenue	$6,857	$7,629	$2,855	$952	$(17)	$18,276
Pass-through costs also recognized as revenue	50	10,178	3,445	—	—	13,673
Total revenue	6,907	17,807	6,300	952	(17)	31,949
Costs and expenses:
Cost of revenue	3,996	16,070	5,426	186	(3)	25,675
Operating, administrative and other	1,769	1,081	468	784	460	4,562
Depreciation and amortization	272	158	121	15	56	622
Total costs and expenses	6,037	17,309	6,015	985	513	30,859
Gain on disposition of real estate	—	—	—	27	—	27
Operating income (loss)	870	498	285	(6)	(530)	1,117
Equity income from unconsolidated subsidiaries	2	2	1	216	27	248
Other income	38	8	2	—	13	61
Add-back: Depreciation and amortization	272	158	121	15	56	622
Adjustments:
Other segment adjustments (1)	44	49	20	14	66	193
Segment operating profit (loss)	$1,226	$715	$429	$239	$(368)	$2,241
Net fair value adjustments on strategic non-core investments						(32)
Core EBITDA						$2,209

Year Ended December 31, 2022	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Net revenue	$8,382	$6,867	$2,434	$1,110	$(16)	$18,777
Pass-through costs also recognized as revenue	124	10,625	1,302	—	—	12,051
Total revenue	8,506	17,492	3,736	1,110	(16)	30,828
Costs and expenses:
Cost of revenue	5,004	15,912	3,012	322	(11)	24,239
Operating, administrative and other	1,804	927	404	1,082	432	4,649
Depreciation and amortization	294	150	120	16	33	613
Asset impairments	10	—	—	49	—	59
Total costs and expenses	7,112	16,989	3,536	1,469	454	29,560
Gain on disposition of real estate	—	—	—	244	—	244
Operating income (loss)	1,394	503	200	(115)	(470)	1,512
Equity income (loss) from unconsolidated subsidiaries	14	2	—	380	(167)	229
Other income (loss)	1	4	3	(1)	(19)	(12)
Add-back: Depreciation and amortization	294	150	120	16	33	613
Add-back: Asset impairments	10	—	—	49	—	59
Adjustments:
Other segment adjustments (1)	46	29	39	189	45	348
Segment operating profit (loss)	$1,759	$688	$362	$518	$(578)	$2,749
Net fair value adjustments on strategic non-core investments						175
Core EBITDA						$2,924
________________________________________________________________________________________________________________________________________
(1)Other segment adjustments, as defined in Note 19 – Segments of our 2024 Annual Report.
(2)Eliminations represent revenue from transactions between operating segments.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/07/2025
10.1	Amendment No. 1, dated as of March 13, 2025, to Credit Agreement, dated as of July 10, 2023, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.1	03/14/2025
10.2	Amendment No. 2 and Incremental Assumption Agreement, dated as of March 14, 2025, to Credit Agreement, dated as of July 10, 2023, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.1	03/14/2025
10.3	Executive Directors Service Agreement, dated as of April 8, 2008, between Vincent Clancy and Turner & Townsend plc+	10-K	001-32205	10.23	02/14/2025
10.4	Variation of Employment Agreement, dated as of July 26, 2021, between Vincent Clancy and Turner & Townsend Limited+	10-K	001-32205	10.24	02/14/2025
10.5	Restrictive Covenant Undertaking, dated as of July 26, 2021, between Vincent Clancy and CBRE Titan Acquisition Co. Limited +	10-K	001-32205	10.25	02/14/2025
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

CBRE GROUP, INC.

Date: April 24, 2025	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2025	/s/ LINDSEY S. CAPLAN
Lindsey S. Caplan Chief Accounting Officer (Principal Accounting Officer)