Form 10-Q
period 2025-06-30
CBRE GROUP, INC.
filed 2025-07-29
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at July 25, 2025 was 297,554,325.

FORM 10-Q
June 30, 2025

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,395	$1,114
Restricted cash	137	107
Receivables, less allowance for doubtful accounts of $109 and $101 at June 30, 2025 and December 31, 2024, respectively	7,319	7,005
Warehouse receivables	1,448	561
Contract assets	382	400
Prepaid expenses	420	332
Income taxes receivable	306	130
Other current assets	553	321
Total Current Assets	11,960	9,970
Property and equipment, net of accumulated depreciation and amortization of $2,000 and $1,795 at June 30, 2025 and December 31, 2024, respectively	972	914
Goodwill	6,410	5,621
Other intangible assets, net of accumulated amortization of $2,731 and $2,494 at June 30, 2025 and December 31, 2024, respectively	2,485	2,298
Operating lease assets	1,986	1,198
Investments in unconsolidated subsidiaries (with $439 and $890 at fair value at June 30, 2025 and December 31, 2024, respectively)	858	1,295
Non-current contract assets	103	89
Real estate under development	365	505
Non-current income taxes receivable	89	75
Deferred tax assets, net	656	538
Other assets	1,809	1,880
Total Assets	$27,693	$24,383
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,112	$4,102
Compensation and employee benefits payable	1,405	1,419
Accrued bonus and profit sharing	1,029	1,695
Operating lease liabilities	282	200
Contract liabilities	420	375
Income taxes payable	145	209
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,432	552
Revolving credit facilities	—	132
Other short-term borrowings	1,362	222
Current maturities of long-term debt	71	36
Other current liabilities	365	345
Total Current Liabilities	10,623	9,287
Long-term debt, net of current maturities	4,340	3,245
Non-current operating lease liabilities	2,053	1,307
Non-current tax liabilities	175	160
Deferred tax liabilities, net	258	247
Other liabilities	1,251	945
Total Liabilities	18,700	15,191
Mezzanine Equity:
Redeemable non-controlling interests in consolidated entities	408	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 297,524,516 and 302,052,229 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,393	9,567
Accumulated other comprehensive loss	(1,143)	(1,159)
Total CBRE Group, Inc. Stockholders’ Equity	8,253	8,411
Non-controlling interests	332	781
Total Equity	8,585	9,192
Total Liabilities and Equity	$27,693	$24,383
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$9,754	$8,391	$18,663	$16,326
Costs and expenses:
Cost of revenue	7,942	6,793	15,207	13,268
Operating, administrative and other	1,275	1,191	2,467	2,302
Depreciation and amortization	182	161	359	319
Total costs and expenses	9,399	8,145	18,033	15,889
Gain on disposition of real estate	19	—	19	13
Operating income	374	246	649	450
Equity loss from unconsolidated subsidiaries	(18)	(15)	(2)	(73)
Other income	5	6	7	15
Interest expense, net of interest income	59	63	108	99
Write-off of financing costs on extinguished debt	2	—	2	—
Income before provision for income taxes	300	174	544	293
Provision for income taxes	61	32	113	3
Net income	239	142	431	290
Less: Net income attributable to non-controlling interests	24	12	53	34
Net income attributable to CBRE Group, Inc.	$215	$130	$378	$256
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.72	$0.42	$1.26	$0.84
Weighted average shares outstanding for basic income per share	297,950,927	306,745,116	299,113,472	306,276,871
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.72	$0.42	$1.25	$0.83
Weighted average shares outstanding for diluted income per share	300,008,422	308,035,211	301,455,253	308,269,040
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$239	$142	$431	$290
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2	(26)	19	(115)
Unrealized holding gains on available for sale debt securities, net of tax	1	3	1	3
Other, net of tax	(27)	(2)	(15)	(1)
Total other comprehensive (loss) income	(24)	(25)	5	(113)
Comprehensive income	215	117	436	177
Less: Comprehensive income attributable to non-controlling interests	36	13	77	28
Comprehensive income attributable to CBRE Group, Inc.	$179	$104	$359	$149
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$431	$290
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	359	319
Amortization of other assets	103	92
Net non-cash mortgage servicing rights and premiums on loan sales	(74)	(60)
Deferred income taxes	(3)	(70)
Stock-based compensation expense	63	69
Equity loss from investments	2	73
Other non-cash adjustments	4	(4)
Changes in:
Sale of mortgage loans	5,776	4,129
Origination of mortgage loans	(6,646)	(4,408)
Warehouse lines of credit	880	295
Receivables, prepaid expenses and other assets	(167)	75
Accounts payable, accrued liabilities and other liabilities	(176)	(64)
Accrued compensation expenses	(787)	(788)
Income taxes, net	(254)	(153)
Net cash used in operating activities	(489)	(205)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(138)	(135)
Payments for business acquired, net of cash acquired	(311)	(1,051)
Capital contributions related to investments	(85)	(73)
Acquisition and development of real estate assets	(134)	(136)
Other investing activities, net	201	88
Net cash used in investing activities	(467)	(1,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	2,505
Repayment of revolving credit facility	(132)	(1,565)
Proceeds from commercial paper, net	1,182	—
Proceeds from long-term debt	1,674	495
Repayment of long-term debt	(636)	—
Repurchase of common stock	(680)	(47)
Other financing activities, net	(248)	(146)
Net cash provided by financing activities	1,160	1,242
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	107	(68)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	311	(338)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,221	1,371
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,532	$1,033
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$226	$170
Income tax payments, net	$351	$244
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$27	$15
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at March 31, 2025	$3	$—	$9,386	$(1,107)	$351	$8,633	$371
Net income	—	—	215	—	20	235	4
Compensation expense for equity awards	—	42	—	—	—	42	—
Units repurchased for payment of taxes on equity awards	—	8	—	—	—	8	—
Repurchase of common stock	—	(42)	(219)	—	—	(261)	—
Foreign currency translation (loss) gain	—	—	—	(10)	12	2	37
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1	—	1	—
Distributions to non-controlling interests	—	—	—	—	(36)	(36)	—
Acquisition of non-controlling interests	—	3	—	—	(15)	(12)	16
Other	—	(11)	11	(27)	—	(27)	(20)
Balance at June 30, 2025	$3	$—	$9,393	$(1,143)	$332	$8,585	$408

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at March 31, 2024	$3	$—	$9,263	$(1,005)	$838	$9,099
Net income	—	—	130	—	12	142
Compensation expense for equity awards	—	39	—	—	—	39
Units repurchased for payment of taxes on equity awards	—	(1)	—	—	—	(1)
Repurchase of common stock	—	(39)	(9)	—	—	(48)
Foreign currency translation (loss) gain	—	—	—	(27)	1	(26)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	3	—	3
Contributions from non-controlling interests	—	—	—	—	16	16
Distributions to non-controlling interests	—	—	—	—	(30)	(30)
Other	—	1	—	(2)	(4)	(5)
Balance at June 30, 2024	$3	$—	$9,384	$(1,031)	$833	$9,189
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at December 31, 2024	$3	$—	$9,567	$(1,159)	$781	$9,192	$—
Net income	—	—	378	—	44	422	9
Compensation expense for equity awards	—	63	—	—	—	63	—
Units repurchased for payment of taxes on equity awards	—	(28)	—	—	—	(28)	—
Repurchase of common stock	—	(124)	(545)	—	—	(669)	—
Foreign currency translation (loss) gain	—	—	—	(5)	24	19	37
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1	—	1	—
Distributions to non-controlling interests	—	—	—	—	(36)	(36)	—
Acquisition of non-controlling interests	—	83	—	35	(480)	(362)	364
Other	—	6	(7)	(15)	(1)	(17)	(2)
Balance at June 30, 2025	$3	$—	$9,393	$(1,143)	$332	$8,585	$408

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2023	$3	$—	$9,188	$(924)	$800	$9,067
Net income	—	—	256	—	34	290
Compensation expense for equity awards	—	69	—	—	—	69
Units repurchased for payment of taxes on equity awards	—	(46)	(51)	—	—	(97)
Repurchase of common stock	—	(39)	(9)	—	—	(48)
Foreign currency translation loss	—	—	—	(109)	(6)	(115)
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	3	—	3
Contributions from non-controlling interests	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	(30)	(30)
Acquisition of non-controlling interests	—	—	—	—	22	22
Other	—	16	—	(1)	(4)	11
Balance at June 30, 2024	$3	$—	$9,384	$(1,031)	$833	$9,189
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
Financial Statement Preparation
The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or Generally Accepted Accounting Principles (GAAP), for annual financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts reported in our consolidated financial statements and accompanying notes and are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates and assumptions.
Certain prior year amounts have been reclassified to conform to the fiscal 2025 presentation.
2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and is effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. Early adoption is permitted. We are evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and related disclosures. We adopted ASU 2023-09 prospectively in the first quarter of 2025 and will include the required disclosures in our annual consolidated financial statements.
Recent Accounting Pronouncements Pending Adoption
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
In May 2025, the FASB issued ASU 2025-03, “Business Combination (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This ASU requires public business entities to assess which entity is the accounting acquirer for a business combination that is effected primarily by exchanging equity interest in which a Variable Interest Entity (VIE) is acquired. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements should be applied on a prospective basis to any transaction that occurs after the initial application date. We are evaluating the impact that ASU 2025-03 will have on our consolidated financial statement disclosures.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.    Acquisitions
Industrious
On January 16, 2025, we acquired the remaining 60% ownership interest that we did not already own in Industrious National Management Company LLC (Industrious), a leading provider of flexible workplace solutions, increasing our ownership to 100%. Industrious forms part of our Building Operations & Experience (BOE) segment.
The Industrious acquisition was treated as a business combination under FASB Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” and was accounted for using the acquisition method of accounting. We financed the acquisition with (i) borrowings under our existing commercial paper program; and (ii) cash on hand.
The following summarizes the consideration transferred at closing for the Industrious acquisition (dollars in millions):

Cash consideration	$369
Fair value of existing equity method investment in Industrious	373
Forgiveness of note receivable	50
Other	49
Total consideration	$841

The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$841
Less: Estimated fair value of net assets acquired	270
Excess purchase price over estimated fair value of net assets acquired	$571
The preliminary purchase accounting adjustments related to the Industrious acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Industrious acquisition consists largely of the synergies and opportunities related to the flexible workplace solutions space. Of the goodwill generated, approximately $392 million is deductible for tax purposes.
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
The following table summarizes the preliminary fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on January 16, 2025 (dollars in millions):

Assets Acquired:
Current assets	$98
Property, plant & equipment	42
Intangible assets	247
Goodwill	571
Right-of-use and other assets	694
Total assets acquired	1,652
Liabilities Assumed:
Current liabilities	123
Operating lease and other liabilities	688
Total liabilities assumed	811
Estimated Fair Value of Net Assets Acquired	$841

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
As part of the combination agreement, CBRE granted to the Turner & Townsend partners an option to require CBRE to purchase additional shares in the Combined Project Management Business, which is exercisable during the period between January 1, 2027 and March 31, 2030 (the “Put Option”). The price payable to the Turner & Townsend partners will be the fair value of the shares at the date the Put Option is exercised. As exercise of the Put Option is not solely in the control of the company, the interest in the Combined Project Management Business related to the Put Option has been classified as Mezzanine Equity on our balance sheet per ASC 480-10-S99, “Distinguishing liabilities from Equity – SEC Materials.” The shares in the Combined Project Management Business subject to the Put Option were valued at $408 million as of June 30, 2025 and was estimated based on discounted forecasted cash flows for the business. We have elected to recognize changes in the redemption value as they occur by adjusting the amount of the redeemable shares to their redemption value at the end of each period.
4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elected the fair value option for all warehouse receivables. At June 30, 2025 and December 31, 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A roll forward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2024	$561
Origination of mortgage loans	6,646
Gains (premiums on loan sales)	12
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(5,764)
Cash collections of premiums on loan sales	(12)
Proceeds from sale of mortgage loans	(5,776)
Net increase in mortgage servicing rights included in warehouse receivables	5
Ending balance at June 30, 2025	$1,448
The following table is a summary of our warehouse lines of credit in place as of June 30, 2025 and December 31, 2024 (dollars in millions):

			June 30, 2025		December 31, 2024
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	12/12/2025	daily floating Secured Overnight Financing Rate (SOFR) plus 1.50%, with a SOFR adjustment of 0.05%	$1,660	$956	$1,310	$306
JP Morgan (Business Lending Activity) (1)	12/12/2025	daily floating SOFR plus 2.75%, with a SOFR adjustment of 0.05%	15	—	15	—
JP Morgan (Bridge Loans) (1)	12/12/2025	daily floating SOFR plus 2.00%, with a SOFR adjustment of 0.05%	25	—	25	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month CME term SOFR plus 1.45%, with a SOFR floor of 0.25%	725	101	650	1
TD Bank, N.A. (TD Bank) (3)	7/15/2025	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	600	206	900	103
Bank of America, N.A. (BofA) (4)	5/20/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	169	350	142
BofA (4)	5/20/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
			$3,625	$1,432	$3,500	$552
________________________________________________________________________________________________________________________________________
(1)Effective December 13, 2024, this facility was renewed through December 12, 2025 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal. In addition, a Bridge Loan sublimit was added with an interest rate of daily floating rate SOFR plus 2.00%. As of June 30, 2025, both sublimits were not utilized. On June 9, 2025, the Chase warehouse line was temporarily increased from $1.4 billion to $1.7 billion until July 18, 2025.
(2)Effective October 1, 2024, this facility transitioned to using 1-month CME term SOFR rate. On June 20, 2025, the FNMA ASAP line capacity was temporarily increased from $650 million to $725 million through July 11, 2025.
(3)Effective July 31, 2024, this facility was renewed with a maximum aggregate principal amount of $300 million, with an uncommitted $300 million temporary line of credit and a maturity date of July 15, 2025. The SOFR rate was adjusted to 1.25%. The SOFR adjustment rate remained at 0.10% with the extension. Effective July 15, 2025, this facility was renewed to July 15, 2026. Effective October 30, 2024, the accordion option was used to temporarily increase the line from $300 million to $600 million until January 28, 2025. The accordion option was not renewed upon expiration.
(4)Effective May 21, 2025, this facility was renewed to May 20, 2026 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal.
During the six months ended June 30, 2025, we had a maximum of $1.9 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.    Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of June 30, 2025 and December 31, 2024, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Investments in unconsolidated subsidiaries	$182	$192
Other current assets	—	13
Co-investment commitments	34	37
Maximum exposure to loss	$216	$242
6.    Goodwill
We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” As of January 1, 2025, we reorganized our business into four reportable segments (see Note 16 – Segments for further discussion). This changed the composition of our reporting units which resulted in the reallocation of goodwill from our Advisory Services and Global Workplace Solutions reportable segments to our newly created Building Operations & Experience (BOE) and Project Management reportable segments as of January 1, 2025. Additionally, the change in composition of our reporting units was considered a triggering event requiring an interim goodwill impairment test as of January 1, 2025. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values, both before and after the reorganization.

	Advisory Services	Global Workplace Solutions	Building Operations & Experience	Project Management	Real Estate Investments	Total Consolidated
Balance as of December 31, 2024 (1)	$2,596	$2,614	$—	$—	$411	$5,621
Reallocation	(290)	(2,614)	1,578	1,326	—	—
Acquisitions	3	—	566	—	—	569
Foreign exchange movement	64	—	84	59	13	220
Balance as of June 30, 2025	$2,373	$—	$2,228	$1,385	$424	$6,410
________________________________________________________________________________________________________________________________________
(1)    Beginning goodwill balance is presented net of prior accumulated impairment losses of $673 million, $175 million, $89 million, and $183 million related to the Advisory Services, Building Operations & Experience, Project Management, and Real Estate Investment segments, respectively.

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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (dollars in millions):

	As of June 30, 2025
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$3	$—	$—	$3
Corporate debt securities	—	34	—	34
Asset-backed securities	—	7	—	7
Total available for sale debt securities	3	41	—	44
Equity securities	18	—	—	18
Investments in unconsolidated subsidiaries	—	—	24	24
Warehouse receivables	—	1,448	—	1,448
Derivative assets	—	46	—	46
Total assets at fair value	$21	$1,535	$24	$1,580

Liabilities
Contingent consideration	—	—	27	27
Derivative liabilities	—	372	—	372
Total liabilities at fair value	$—	$372	$27	$399

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
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $148 million related to capital investments as of both June 30, 2025 and December 31, 2024 in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, which are measured at cost, with fair value adjustments for observable market transactions, minus impairment. These investments are included in “Other assets” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on locked-in purchase prices. At June 30, 2025 and December 31, 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of June 30, 2025 and December 31, 2024, investments in unconsolidated subsidiaries at fair value using NAV were $415 million and $378 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $21 million as of both June 30, 2025 and December 31, 2024. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration
Balance as of March 31, 2025	$24	$—	$26
Transfer in (out)	—	—	—
Net change in fair value	—	—	1
Purchases / Additions	—	—	—
Sales / Payments	—	—	—
Balance as of June 30, 2025	$24	$—	$27

Balance as of December 31, 2024	$412	$46	$36
Transfer in (out)	(14)	—	(2)
Net change in fair value	(1)	—	(7)
Purchases / Additions	—	—	—
Sales / Payments (1)	(373)	(46)	—
Balance as of June 30, 2025	$24	$—	$27
________________________________________________________________________________________________________________________________________
(1)As disclosed in Note 3 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity loss from unconsolidated subsidiaries
Other assets (liabilities)	Other income
Contingent consideration (short-term)	Accounts payable and accrued expenses
Contingent consideration (long-term)	Other liabilities
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our ownership of common shares in Altus Power, Inc. (Altus) is considered Level 1 and is measured at fair value using a quoted price in an active market. Certain non-controlling equity investments are considered Level 3. The valuation of Altus’ common shares and alignment shares is dependent on Altus’ public stock price, which can be volatile and subject to wide fluctuations in response to various market conditions. Transfer out activities from Level 3 represents the reclassification of our alignment shares in Altus from Level 3 to Level 2. On April 16, 2025, Altus was acquired by a third-party and as a result we no longer hold any shares in Altus.
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
•Derivative assets and liabilities – The fair value of cross-currency swaps reflects the net present value of expected payments and receipts under the swap agreement based on the market’s expectation of future spot foreign currency exchange rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and discount rates. These financial instruments are designated as Level 2 under the fair value hierarchy. See Note 8 – Derivatives and Hedging Activities.
•Contingent Consideration – The fair values of contingent consideration related to business acquisitions are estimated using Monte Carlo simulations or the probability-weighted present value of estimated future payments resulting from the achievement levels of financial targets.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, our commercial paper program, and our revolving credit facilities. Due to the short-term nature and/or variable interest rates of these instruments, fair value approximates carrying value (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit and Note 10 – Long-Term Debt and Short-Term Borrowings).
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of June 30, 2025 and December 31, 2024 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 10 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Senior term loans due in 2028	$1,255	$708	$1,359	$718
5.950% senior notes due in 2034	1,053	1,033	977	976
4.875% senior notes due in 2026	—	600	—	599
4.800% senior notes due in 2030	603	—	590	—
5.500% senior notes due in 2035	503	—	493	—
5.500% senior notes due in 2029	517	509	496	496
2.500% senior notes due in 2031	443	426	492	492
•Notes Payable on Real Estate – As of June 30, 2025 and December 31, 2024, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $179 million and $196 million, respectively. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Derivatives and Hedging Activities
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. These swaps are designated as either fair value or net investment hedges. Derivative financial instruments that are not designated as hedges were immaterial as of June 30, 2025 and December 31, 2024.
We are exposed to credit risk in the event of nonperformance of counterparties, and we manage our exposure to credit risk by selecting major global banks and financial institutions as counterparties and monitoring their credit ratings on an on-going basis. We do not enter into derivative transactions for trading or speculative purposes. Certain of these contracts are subject to a credit support annex (CSA) establishing thresholds for posting collateral at certain future dates. There are currently no requirements for the company to post collateral.
None of our derivative transactions are subject to master netting arrangements that allow net settlement of contracts with the same counterparties.
The following table summarizes the fair value of outstanding cross-currency swaps as of June 30, 2025 and December 31, 2024 (dollars in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Line Item	Fair Value		Balance Sheet Line Item	Fair Value
		June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments (1)

Fair Value Hedge	Other current assets	$4	$8	Other current liabilities	$—	$—
Fair Value Hedge	Other assets	2	12	Other liabilities	58	—
Subtotal		6	20		58	—

Net Investment Hedge	Other current assets	40	18	Other current liabilities	—	—
Net Investment Hedge	Other assets	—	5	Other liabilities	314	—
Subtotal		40	23		314	—

Total Derivatives designated as Hedging		$46	$43		$372	$—
________________________________________________________________________________________________________________________________________
(1)As of June 30, 2025 and December 31, 2024, the gross notional amount of currency swaps designated as fair value hedges was $485 million and $346 million, respectively; and the gross notional amount of currency swaps designated as net investment hedges was $3.6 billion and $1.0 billion, respectively.
Fair value hedges
On July 10, 2023 and March 14, 2025, we entered into cross-currency swaps, designated as fair value hedges, to manage foreign currency exposure from the Tranche A (USD) Term Loans and Incremental USD Term Loans entered into by Relam Amsterdam Holdings B.V., which has a Euro functional currency (see Note 10 – Long-Term Debt and Short-Term Borrowings). As of June 30, 2025 and December 31, 2024, the total principal outstanding balance of the loans was $457 million, $24 million of which was current, and $344 million, $17 million of which was current, respectively. The swaps have an aggregate notional value of $459 million and $346 million as of June 30, 2025 and December 31, 2024, respectively, and will mature on July 10, 2028.
We also entered into two additional cross-currency swaps designated as fair value hedges to manage foreign currency exposure related to intercompany loans. The total notional amount of the swaps as of June 30, 2025 was $26 million.
We measure the effectiveness of fair value hedges on a spot to spot basis. Accordingly, the spot to spot change in the derivative fair values are recorded in the consolidated statements of operations. The fair value hedges offset the spot to spot change in the underlying loans, and as such, these hedges are deemed highly effective.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Losses on the fair value hedges outstanding resulting from the change in foreign currency rates for the three and six months ended June 30, 2025 were $40 million and $50 million, respectively, and recorded in operating, administrative, and other on the consolidated statements of operations. These losses were offset by foreign currency transaction gains on the hedged loans resulting in no net loss for the three and six months ended June 30, 2025. Additionally, gains of $2 million were reclassified from accumulated other comprehensive loss (AOCL) and recognized in interest expense, net of interest income on the consolidated statements of operations for the three and six months ended June 30, 2025. Gains and losses for the three and six months ended June 30, 2024 were immaterial.
Net investment hedges
During the second quarter of 2025, a GBP denominated subsidiary of the company entered cross-currency swap agreements, designated as net investment hedges, to manage its foreign currency exposure to a EUR denominated subsidiary. The total notional amount of the swaps was £1.9 billion, £0.7 billion of which was scheduled to mature on February 15, 2040, and £1.2 billion of which was scheduled to mature on February 15, 2045. We subsequently amended the critical terms of the swaps to extend the maturity dates to August 15, 2040 and August 15, 2045.
During 2024, we entered into cross-currency swaps, designated as net investment hedges, to manage our foreign currency exposure to net investments of our USD subsidiary’s investment in Japanese Yen and Euro functional currency foreign subsidiaries. As of June 30, 2025 and December 31, 2024, the total notional amount of these swaps was $1.0 billion. The swaps will mature between 2026 and 2034.
The following table summarizes the impact of the outstanding net investment hedges in AOCL and the pre-tax impact on the consolidated statement of operations for the three and six months ended June 30, 2025 (dollars in millions):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Derivative instruments designated as net investment hedges:
Losses recognized in AOCL on cross-currency swaps	$(303)	$(308)
Gains recognized in income (amount excluded from effectiveness testing):
Interest expense, net of interest income	$(13)	$(18)
The impact of the outstanding derivatives in AOCL and the pre-tax impact to the consolidated statement of operations for the three and six months ended June 30, 2024 was not material.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1% to 50%. The following table represents the composition of investments in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

Investment type	June 30, 2025	December 31, 2024
Real Estate Investments (in projects and funds)	$760	$702
Investment in Altus: (1)
Class A common stock	—	100
Alignment shares	—	15
Subtotal	—	115
Other (2) (3)	98	478
Total investment in unconsolidated subsidiaries	$858	$1,295
________________________________________________________________________________________________________________________________________
(1)On April 16, 2025, Altus was acquired by a third-party.
(2)Consists of our investments in Industrious and other non-public entities. As disclosed in Note 3 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.
(3)During the three and six months ended June 30, 2025, we recorded non-cash asset impairment charges of $20 million related to equity method investments.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$722	$950	$1,483	$1,963
Operating income	293	340	536	655
Net income (loss) (1)	117	(198)	308	(1,235)
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.    Long-Term Debt and Short-Term Borrowings
Long-Term Debt
Long-term debt and short-term borrowings consist of the following (dollars in millions):

	June 30, 2025	December 31, 2024
Long-Term Debt
Senior term loans due in 2028	$1,363	$720
5.950% senior notes due in 2034	1,000	1,000
4.875% senior notes due in 2026	—	600
4.800% senior notes due in 2030	600	—
5.500% senior notes due in 2035	500	—
5.500% senior notes due in 2029	500	500
2.500% senior notes due in 2031	500	500
Other	4	—
Total long-term debt	4,467	3,320
Less: current maturities of long-term debt	71	36
Less: unamortized discount	44	30
Less: unamortized debt issuance costs	12	9
Total long-term debt, net of current maturities	$4,340	$3,245

Short-Term Borrowings
Warehouse lines of credit	$1,432	$552
Commercial paper program	1,356	175
Revolving credit facilities	—	132
Other	6	47
Total short-term borrowings	$2,794	$906
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans), both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross-currency swap to hedge the associated foreign currency exposure related to this transaction. See Note 8 – Derivatives and Hedging Activities.
On March 13, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 1 to the 2023 Credit Agreement, which provided for, among other things, the ability of Relam Borrower to obtain incremental commitments and loans under the 2023 Credit Agreement in an aggregate principal amount of $750 million (or the Euro equivalent). On March 14, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 2 and Incremental Assumption Agreement to the 2023 Credit Agreement, pursuant to which Relam Borrower incurred incremental term loans (i) denominated in Euros in the aggregate principal amount of €425 million (Incremental Euro Term Loans) and (ii) denominated in U.S. Dollars in the aggregate principal amount of $125 million (Incremental USD Term Loans). The Incremental Euro Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (Euro) Loans, and the Incremental USD Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (USD) Loans under the 2023 Credit Agreement. The proceeds of the Incremental Euro Term Loans and the Incremental USD Term Loans were used for working capital and other general corporate purposes (including the partial repayment of borrowings under the commercial paper program), and to pay fees and expenses incurred in connection with entering into the amendments to the 2023 Credit Agreement. On June 24, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 3 to the 2023 Credit Agreement, for the purpose of, among other things, amending the financial covenants to remove the

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
interest coverage ratio covenant and to increase certain baskets and thresholds in the 2023 Credit Agreement in a manner consistent with the terms of the Revolving Credit Agreements described below.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period plus 10 basis points (Adjusted Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of June 30, 2025, we had (i) $902 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $457 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2025.
On May 12, 2025, CBRE Services issued $600 million in aggregate principal amount of 4.800% senior notes due June 15, 2030 (the 4.800% senior notes) at a price equal to 99.065% of their face value. The 4.800% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.800% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 4.800% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. The 4.800% senior notes are redeemable at our option, in whole or in part, on or after May 15, 2030 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to May 15, 2030, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to May 15, 2030, assuming the notes matured on May 15, 2030, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued interest to the date of redemption, plus, in either case, accrued and unpaid interest, if any, to the redemption date.
On May 12, 2025, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due June 15, 2035 (the 2035 5.500% senior notes) at a price equal to 99.549% of their face value. The 2035 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2035 5.500% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. The 2035 5.500% senior notes are redeemable at our option, in whole or in part, on or after March 15, 2035 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to March 15, 2035, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to March 15, 2035, assuming the notes matured on March 15, 2035, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 25 basis points, minus accrued interest to the date of redemption, plus, in either case, accrued and unpaid interest, if any, to the redemption date.
On February 23, 2024, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 2029 5.500% senior notes) at a price equal to 99.837% of their face value. The 2029 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2029 5.500% senior notes are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On August 13, 2015, CBRE Services issued $600 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. The 4.875% senior notes were unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.875% senior notes were guaranteed on a senior basis by CBRE Group, Inc. Interest accrued at a rate of 4.875% per year and was payable semi-annually in arrears on March 1 and September 1 of each year. We redeemed the 4.875% notes in full on May 28, 2025 and incurred charges of $2 million, including a premium of $1 million and the write-off of $1 million of unamortized premium and debt issuance costs. We funded this redemption using net proceeds from the offering of our 4.800% senior notes and 2035 5.500% senior notes.
The indentures governing our outstanding senior notes described above (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreements (as defined below). The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of June 30, 2025.
Short-Term Borrowings
Revolving Credit Agreements
On June 24, 2025, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the 5-Year Revolving Credit Agreement) which replaced our prior revolving credit agreement dated August 5, 2022. The 5-Year Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of June 24, 2030. Borrowings bear interest at (i) CBRE Services’ option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00% plus (ii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.630% to 1.100% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the 5-Year Revolving Credit Agreement)).
The 5-Year Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the 5-Year Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate and capacity for swingline loans not to exceed $300 million in the aggregate.
The 5-Year Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 5-Year Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 5-Year Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 5-Year Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $1 million of letters of credit were outstanding as of June 30, 2025. As of December 31, 2024, $132 million was outstanding under this revolving credit facility. No letters of credit were outstanding as of December 31, 2024. Letters of credit are issued in the ordinary course of business and reduce the amount we may borrow under this revolving credit facility.
On June 24, 2025, we entered into a new 364-day senior unsecured Revolving Credit Agreement (the 364-Day Revolving Credit Agreement, and together with the 5-Year Revolving Credit Agreement, the Revolving Credit Agreements). The 364-Day Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $1.0 billion and a maturity date of June 23, 2026. Borrowings bear interest at (i) CBRE Services’ option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00%, plus (ii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.645% to 1.125% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the 364-Day Revolving Credit Agreement)).
The 364-Day Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused).
The 364-Day Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 364-Day Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 364-Day Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 364-Day Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2025.
As of June 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of June 30, 2025, we had $1.4 billion in borrowings outstanding under our commercial paper program with a weighted average annual interest rate of 4.73%. As of December 31, 2024, we had $175 million in borrowings outstanding under our commercial paper program. At any point in time, the company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of June 30, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.

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
11.    Leases
We are the lessee in contracts for our office space tenancies, for leased vehicles, for office space in our flexible workplace solutions business, Industrious, and for leases of land in our global development business. As it relates to service arrangements, we monitor these types of contracts to evaluate whether they meet the definition of a lease.
 Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	June 30, 2025	December 31, 2024
Assets
Operating (1)	Operating lease assets	$1,986	$1,198
Financing	Other assets	291	260
Total leased assets		$2,277	$1,458
Liabilities
Current:
Operating (2)	Operating lease liabilities	$282	$200
Financing	Other current liabilities	51	43
Non-current:
Operating (2)	Non-current operating lease liabilities	2,053	1,307
Financing	Other liabilities	138	122
Total lease liabilities		$2,524	$1,672
________________________________________________________________________________________________________________________________________
(1)Operating lease assets as of June 30, 2025 includes operating lease assets acquired from Industrious.
(2)Current and non-current operating lease liabilities as of June 30, 2025 include operating lease liabilities acquired from Industrious.
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in millions):

	Six Months Ended June 30,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$781	$66
Right-of-use assets obtained in exchange for new financing lease liabilities	40	30
Other non-cash increases in operating lease right-of-use assets (2)	69	45
Other non-cash decreases in financing lease right-of-use assets (2)	(5)	(5)
________________________________________________________________________________________________________________________________________
(1)Increase in right-of-use assets obtained in exchange for new operating lease liabilities for the six months ended June 30, 2025 primarily relates to Industrious acquisition.
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $46.8 billion at June 30, 2025, of which $43.5 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of June 30, 2025 and December 31, 2024, CBRE MCI had $165 million and $160 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $64 million and $63 million as of June 30, 2025 and December 31, 2024, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $820 million (including $255 million of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at June 30, 2025.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL Program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both June 30, 2025 and December 31, 2024, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $292 million as of June 30, 2025, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $170 million as of June 30, 2025 referred to in the preceding paragraphs represented the majority of the $292 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $180 million as of June 30, 2025, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $180 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of June 30, 2025, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of June 30, 2025 and December 31, 2024, outstanding performance and payment bonds approximated $904 million and $808 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of June 30, 2025 and December 31, 2024, we had short-term deferred and contingent consideration of $221 million and $199 million, respectively, which was included within accounts payable and accrued expenses, and long-term deferred and contingent consideration of $110 million and $93 million, respectively, which was included within other liabilities in the accompanying consolidated balance sheets.
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The company had indirect tax liabilities primarily related to sales and use tax of $96 million and $91 million as of June 30, 2025 and December 31, 2024, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax laws, or new tax laws. We are currently under audit in several jurisdictions. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of June 30, 2025, we had aggregate future commitments of $183 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $328 million and $54 million to consolidated and unconsolidated projects, respectively, as of June 30, 2025.
Also refer to Note 17 – Telford Fire Safety Remediation for the details relating to the provision.
13.    Income Taxes
Our provision for income taxes on a consolidated basis was $61 million for the three months ended June 30, 2025 as compared to a provision for income taxes of $32 million for the three months ended June 30, 2024. The increase of $29 million is primarily related to an increase in current year earnings. Our effective tax rate increased to 20.3% for the three months ended June 30, 2025 from 18.5% for the three months ended June 30, 2024.
Our provision for income taxes on a consolidated basis was $113 million for the six months ended June 30, 2025 as compared to a provision for income taxes of $3 million for the six months ended June 30, 2024. The increase of $110 million is primarily related to an increase in current year earnings and a prior year benefit for the reversal of unrecognized tax positions. Our effective tax rate increased to 20.8% for the six months ended June 30, 2025 from 1.1% for the six months ended June 30, 2024.
Our effective tax rates for the three and six months ended June 30, 2025 were different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and favorable permanent book tax differences.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017, was signed into law. The company is evaluating the impact of the legislation and forthcoming administrative guidance and regulations to our financial statements and results of operations.
As of June 30, 2025 and December 31, 2024, the company had gross unrecognized tax benefits of $360 million and $347 million, respectively. The increase of $13 million primarily relates to the accrual of gross unrecognized tax benefits.
14.    Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$215	$130	$378	$256
Weighted average shares outstanding for basic income per share	297,950,927	306,745,116	299,113,472	306,276,871
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.72	$0.42	$1.26	$0.84

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$215	$130	$378	$256
Weighted average shares outstanding for basic income per share	297,950,927	306,745,116	299,113,472	306,276,871
Dilutive effect of contingently issuable shares	2,057,495	1,290,095	2,341,781	1,992,169
Weighted average shares outstanding for diluted income per share	300,008,422	308,035,211	301,455,253	308,269,040
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.72	$0.42	$1.25	$0.83
For the three and six months ended June 30, 2025, 639,807 and 412,610, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
For the three and six months ended June 30, 2024, 983,949 and 693,772, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of June 30, 2025. The board also extended the term of the 2024 program through December 31, 2029.
During the three months ended June 30, 2025, we repurchased 2,123,191 shares of our common stock with an average price of $120.43 per share for an aggregate of $256 million under the 2024 program. During the six months ended June 30, 2025, we repurchased 5,185,163 shares of our common stock with an average price of $127.82 per share for an aggregate of $663 million under the 2024 program. As of June 30, 2025, we had approximately $5.2 billion of capacity remaining under the 2024 program.
During the three and six months ended June 30, 2024, we repurchased 554,741 shares of our common stock with an average price of $87.25 per share for an aggregate of $48 million under the 2024 program.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15.    Revenue from Contracts with Customers
We account for revenue with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended June 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$5,119	$—	$—	$—	$5,119
Project management	—	—	1,786	—	—	1,786
Advisory leasing	995	—	—	—	—	995
Advisory sales	460	—	—	—	—	460
Property management	—	645	—	—	(7)	638
Valuation	196	—	—	—	—	196
Other portfolio services	96	—	—	—	—	96
Commercial mortgage origination (1)	58	—	—	—	—	58
Loan servicing (2)	21	—	—	—	—	21
Investment management	—	—	—	144	—	144
Development services	—	—	—	71	—	71
Topic 606 Revenue	1,826	5,764	1,786	215	(7)	9,584
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	69	—	—	—	—	69
Loan servicing	101	—	—	—	—	101
Total Out of Scope of Topic 606 Revenue	170	—	—	—	—	170
Total Revenue	$1,996	$5,764	$1,786	$215	$(7)	$9,754

	Three Months Ended June 30, 2024
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,360	$—	$—	$—	$4,360
Project management	—	—	1,563	—	—	1,563
Advisory leasing	875	—	—	—	—	875
Advisory sales	384	—	—	—	—	384
Property management	—	495	—	—	(3)	492
Valuation	184	—	—	—	—	184
Other portfolio services	92	—	—	—	—	92
Commercial mortgage origination (1)	44	—	—	—	—	44
Loan servicing (2)	35	—	—	—	—	35
Investment management	—	—	—	149	—	149
Development services	—	—	—	80	—	80
Topic 606 Revenue	1,614	4,855	1,563	229	(3)	8,258
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	44	—	—	—	—	44
Loan servicing	86	—	—	—	—	86
Development services (3)	—	—	—	3	—	3
Total Out of Scope of Topic 606 Revenue	130	—	—	3	—	133
Total Revenue	$1,744	$4,855	$1,563	$232	$(3)	$8,391

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$9,887	$—	$—	$—	$9,887
Project management	—	—	3,417	—	—	3,417
Advisory leasing	1,857	—	—	—	—	1,857
Advisory sales	819	—	—	—	—	819
Property management	—	1,232	—	—	(11)	1,221
Valuation	379	—	—	—	—	379
Other portfolio services	178	—	—	—	—	178
Commercial mortgage origination (1)	99	—	—	—	—	99
Loan servicing (2)	45	—	—	—	—	45
Investment management	—	—	—	299	—	299
Development services	—	—	—	143	—	143
Topic 606 Revenue	3,377	11,119	3,417	442	(11)	18,344
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	116	—	—	—	—	116
Loan servicing	197	—	—	—	—	197
Development services (3)	—	—	—	6	—	6
Total Out of Scope of Topic 606 Revenue	313	—	—	6	—	319
Total Revenue	$3,690	$11,119	$3,417	$448	$(11)	$18,663

	Six Months Ended June 30, 2024
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$8,626	$—	$—	$—	$8,626
Project management	—	—	3,082	—	—	3,082
Advisory leasing	1,607	—	—	—	—	1,607
Advisory sales	709	—	—	—	—	709
Property management	—	929	—	—	(9)	920
Valuation	351	—	—	—	—	351
Other portfolio services	185	—	—	—	—	185
Commercial mortgage origination (1)	75	—	—	—	—	75
Loan servicing (2)	71	—	—	—	—	71
Investment management	—	—	—	298	—	298
Development services	—	—	—	158	—	158
Topic 606 Revenue	2,998	9,555	3,082	456	(9)	16,082
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	72	—	—	—	—	72
Loan servicing	168	—	—	—	—	168
Development services (3)	—	—	—	4	—	4
Total Out of Scope of Topic 606 Revenue	240	—	—	4	—	244
Total Revenue	$3,238	$9,555	$3,082	$460	$(9)	$16,326
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities
We had contract assets totaling $485 million ($382 million of which was current) and $489 million ($400 million of which was current) as of June 30, 2025 and December 31, 2024, respectively.
We had contract liabilities totaling $420 million (all of which was current) and $375 million (all of which was current) as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, we recognized revenue of $48 million and $148 million, respectively, that was included in the contract liability balance at December 31, 2024.
16.    Segments
In January 2025, we combined our project management business with our Turner & Townsend majority-owned subsidiary and created a fourth reportable segment, Project Management. In addition, on January 16, 2025, we acquired full ownership of Industrious, a provider of premium flexible workplace solutions and established a new business segment, Building Operations & Experience, comprised of enterprise and local facilities management, property management and flexible workplace solutions.
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
Segment operating profit (SOP) is the measure reported to Robert Sulentic, CBRE’s Chair and Chief Executive Officer (CEO), who is our chief operating decision maker (CODM) for purposes of assessing performance and making decisions about allocating resources to each segment. The CODM uses SOP results compared to prior periods and previously forecasted amounts to assess performance and identify trends of ongoing operations within each segment. SOP excludes the impact of certain costs and charges that may obscure the underlying performance of our businesses and related trends, including restructuring charges and other costs incurred, which are outside the ordinary course of business. SOP represents earnings, inclusive of amounts attributable to non-controlling interests, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, and asset impairments. In addition, management excludes the following costs from SOP (Other segment adjustments):
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•the impact of fair value adjustments related to unconsolidated equity investments,
•business and finance transformation,
•costs associated with efficiency and cost-reduction initiatives, and
•costs incurred related to legal entity restructuring.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in millions):

Three Months Ended June 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Adjusted net revenue	$1,983	$2,630	$847	$215	$(7)	$5,668
Pass-through costs also recognized as revenue	13	3,134	939	—	—	4,086
Total revenue	1,996	5,764	1,786	215	(7)	9,754
Cost of revenue	1,164	5,192	1,545	36	5	7,942
Operating expenses and allocations	455	339	122	182	177	1,275
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(1)	(16)	—	(3)	2	(18)
Other income	2	3	—	—	—	5
Gain on disposition of real estate	—	—	—	19	—	19
Other segment adjustments (1)	2	41	2	12	60	117
Segment operating profit (loss)	$380	$261	$121	$25	$(127)	$660

Three Months Ended June 30, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Adjusted net revenue	$1,732	$2,228	$782	$232	$(3)	$4,971
Pass-through costs also recognized as revenue	12	2,627	781	—	—	3,420
Total revenue	1,744	4,855	1,563	232	(3)	8,391
Cost of revenue	1,016	4,375	1,345	57	—	6,793
Operating expenses and allocations	440	314	115	169	153	1,191
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	—	3	—	4	(22)	(15)
Other (loss) income	(1)	1	(1)	(1)	8	6
Other segment adjustments (1)	—	43	—	1	50	94
Segment operating profit (loss)	$287	$213	$102	$10	$(120)	$492

Six Months Ended June 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Adjusted net revenue	$3,665	$5,057	$1,621	$448	$(11)	$10,780
Pass-through costs also recognized as revenue	25	6,062	1,796	—	—	7,883
Total revenue	3,690	11,119	3,417	448	(11)	18,663
Cost of revenue	2,131	10,039	2,954	82	1	15,207
Operating expenses and allocations	883	635	241	348	360	2,467
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	—	(16)	—	(9)	23	(2)
Other income (loss)	3	4	1	—	(1)	7
Gain on disposition of real estate	—	—	—	19	—	19
Other segment adjustments (1)	2	44	11	22	128	207
Segment operating profit (loss)	$681	$477	$234	$50	$(222)	$1,220

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Adjusted net revenue	$3,212	$4,244	$1,508	$460	$(9)	$9,415
Pass-through costs also recognized as revenue	26	5,311	1,574	—	—	6,911
Total revenue	3,238	9,555	3,082	460	(9)	16,326
Cost of revenue	1,863	8,644	2,656	100	5	13,268
Operating expenses and allocations	856	604	203	357	282	2,302
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	1	4	—	15	(93)	(73)
Other income (loss)	—	2	2	(2)	13	15
Gain on disposition of real estate	—	—	—	13	—	13
Other segment adjustments (1)	—	60	(22)	15	82	135
Segment operating profit (loss)	$520	$373	$203	$44	$(294)	$846
________________________________________________________________________________________________________________________________________
(1)Other segment adjustments, as defined above.
(2)Eliminations represent revenue from transactions between operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and Amortization
Advisory Services	$67	$60	$134	$126
Building Operations & Experience	61	56	131	102
Project Management	26	28	51	56
Real Estate Investments	3	3	6	7
Corporate, other and eliminations	25	14	37	28
Total depreciation and amortization	$182	$161	$359	$319

Equity loss from unconsolidated subsidiaries
Advisory Services	$(1)	$—	$—	$1
Building Operations & Experience	(16)	3	(16)	4
Project Management	—	—	—	—
Real Estate Investments	(3)	4	(9)	15
Corporate, other and eliminations	2	(22)	23	(93)
Equity loss from unconsolidated subsidiaries	$(18)	$(15)	$(2)	$(73)

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to CBRE Group, Inc.	$215	$130	$378	$256
Net income attributable to non-controlling interests	24	12	53	34
Net income	239	142	431	290
Adjustments to increase (decrease) net income:
Depreciation and amortization	182	161	359	319
Interest expense, net of interest income	59	63	108	99
Write-off of financing costs on extinguished debt	2	—	2	—
Provision for income taxes	61	32	113	3
Integration and other costs related to acquisitions	75	13	144	8
Carried interest incentive compensation expense to align with the timing of associated revenue	3	1	7	15
Charges related to indirect tax audits and settlements	—	13	(1)	13
Net results related to the wind-down of certain businesses (1)	9	—	14	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	2	—	2	—
Business and finance transformation	28	—	28	—
Costs associated with efficiency and cost-reduction initiatives	—	67	13	97
Costs incurred related to legal entity restructuring	—	—	—	2
Total segment operating profit	$660	$492	$1,220	$846

________________________________________________________________________________________________________________________________________
(1)    In the first quarter of 2025, management made the decision to wind down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the U.K. under a new business model under which the company does not self-perform general contracting.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
United States	$5,526	$4,670	$10,695	$9,092
United Kingdom	1,386	1,195	2,620	2,280
All other countries	2,842	2,526	5,348	4,954
Total revenue	$9,754	$8,391	$18,663	$16,326
17.     Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $212 million (of which $116 million was current) and $204 million (of which $102 million was current) as of June 30, 2025 and December 31, 2024, respectively, related to the remediation efforts. The increase in the balance as of June 30, 2025 is due to the change in exchange rates less actual remediation costs and other direct costs incurred during the period.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three and six months ended June 30, 2025 should be read in conjunction with our consolidated financial statements and related notes included in our 2024 Annual Report on Form 10-K (2024 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Business Environment
The operating environment for commercial real estate continued to recover in the first half of 2025. This was evident in notably strong occupier demand for office space in most parts of the world, particularly in the U.S. Real estate sales and financing activity also continued to rebound strongly. Demand for facilities and project management services remained underpinned by large occupiers’ growing appetite for outsourcing real estate services. Concerns over rapidly changing U.S. trade policy and higher tariffs have not yet materially affected real estate transaction activity. However, we continue to monitor their potential impacts on investor and occupier sentiment as well as capital deployment and real estate occupancy decisions.
Capital Allocation
We repurchased approximately $256 million worth of shares in the second quarter and $663 million through June 30, 2025, while maintaining substantial liquidity to finance future growth.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2025		2024		2025		2024
Revenue:
Adjusted net revenue:
Facilities management	$2,010	20.6%	$1,752	20.9%	$3,876	20.8%	$3,354	20.5%
Property management	620	6.4%	476	5.7%	1,181	6.3%	890	5.5%
Project management	847	8.7%	782	9.3%	1,621	8.7%	1,508	9.2%
Advisory leasing	995	10.2%	875	10.4%	1,857	10.0%	1,607	9.8%
Valuation	196	2.0%	184	2.2%	379	2.0%	351	2.1%
Loan servicing	122	1.3%	121	1.4%	242	1.3%	239	1.5%
Other portfolio services	83	0.9%	80	1.0%	153	0.8%	159	1.0%
Capital markets:
Advisory sales	460	4.7%	384	4.6%	819	4.4%	709	4.3%
Commercial mortgage origination	127	1.3%	88	1.0%	215	1.2%	147	0.9%
Investment management	144	1.5%	149	1.8%	299	1.6%	298	1.8%
Development services	71	0.7%	83	1.0%	149	0.8%	162	1.0%
Corporate, other and eliminations	(7)	(0.1)%	(3)	0.0%	(11)	(0.1)%	(9)	(0.1)%
Total adjusted net revenue	5,668	58.1%	4,971	59.2%	10,780	57.8%	9,415	57.7%
Pass-through costs also recognized as revenue	4,086	41.9%	3,420	40.8%	7,883	42.2%	6,911	42.3%
Total revenue	9,754	100.0%	8,391	100.0%	18,663	100.0%	16,326	100.0%
Costs and expenses:
Cost of revenue	7,942	81.4%	6,793	81.0%	15,207	81.5%	13,268	81.3%
Operating, administrative and other	1,275	13.1%	1,191	14.2%	2,467	13.2%	2,302	14.1%
Depreciation and amortization	182	1.9%	161	1.9%	359	1.9%	319	2.0%
Total costs and expenses	9,399	96.4%	8,145	97.1%	18,033	96.6%	15,889	97.3%
Gain on disposition of real estate	19	0.2%	—	0.0%	19	0.1%	13	0.1%
Operating income	374	3.8%	246	2.9%	649	3.5%	450	2.8%
Equity loss from unconsolidated subsidiaries	(18)	(0.2)%	(15)	(0.2)%	(2)	0.0%	(73)	(0.4)%
Other income	5	0.1%	6	0.1%	7	0.0%	15	0.1%
Interest expense, net of interest income	59	0.6%	63	0.8%	108	0.6%	99	0.6%
Write-off of financing costs on extinguished debt	2	0.0%	—	0.0%	2	0.0%	—	0.0%
Income before provision for income taxes	300	3.1%	174	2.1%	544	2.9%	293	1.8%
Provision for income taxes	61	0.6%	32	0.4%	113	0.6%	3	0.0%
Net income	239	2.5%	142	1.7%	431	2.3%	290	1.8%
Less: Net income attributable to non-controlling interests	24	0.2%	12	0.1%	53	0.3%	34	0.2%
Net income attributable to CBRE Group, Inc.	$215	2.2%	$130	1.5%	$378	2.0%	$256	1.6%
Core EBITDA	$658	6.7%	$505	6.0%	$1,198	6.4%	$930	5.7%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
We reported consolidated net income of $215 million for the quarter, on revenue of $9.8 billion as compared to consolidated net income of $130 million on revenue of $8.4 billion in the prior year.
The revenue increase of 16.2% reflected growth in leasing activity, particularly for office space, commercial mortgage origination and property sales in the Advisory segment and continued growth in the Business Operations & Experience (BOE) segment, which benefited from strong new business activity, contract expansions and acquisitions. Revenue from our Project Management segment increased driven by continued strong performance from the legacy Turner & Townsend business. Revenue decreased in the Real Estate Investments (REI) segment, driven by lower carried interest.
Foreign currency translation had a 1.1% positive impact on revenue, reflecting strength in the British pound sterling and the euro partially offset by the Mexican peso.
Cost of revenue increased 16.9% during the quarter as compared to the same period in 2024 primarily due to revenue growth consisting of higher pass-through costs, higher commission expense, and higher indirect reimbursed costs. Foreign currency translation had a 1.1% negative impact on total cost of revenue. Cost of revenue increased slightly to 81.4% of total revenue from 81.0% driven by higher costs to support growth in revenues.
Operating, administrative and other expenses increased 7.1% during the quarter as compared to the same period in 2024. The increase was driven by an increase in third-party fees related to acquisitions and integration activities, along with an increase in bad debt expense. Foreign currency translation had a 1.2% negative impact on total operating expenses during the quarter. Operating expenses as a percentage of revenue decreased to 13.1% in the second quarter 2025 from 14.2% in the second quarter 2024, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 13.0% during the quarter, as compared to the same period in 2024, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions such as Industrious.
Gain on disposition of real estate increased by $19 million during the quarter, driven by monetization of real estate development assets in the REI segment.
Interest expense, net of interest income, decreased by 6.3%, compared with the second quarter 2024. This decrease was primarily attributable to increased net investment hedging activity, offset by the impact of increased commercial paper borrowings and the issuance of senior term loans and new senior unsecured notes.
Our provision for income taxes on a consolidated basis was $61 million for the three months ended June 30, 2025 as compared to a provision for income taxes of $32 million for the three months ended June 30, 2024. The increase of $29 million is primarily related to an increase in current year earnings. Our effective tax rate increased to 20.3% for the three months ended June 30, 2025 from 18.5% for the three months ended June 30, 2024. Our effective tax rate for the three months ended June 30, 2025 is different than the U.S. federal statutory tax rate of 21.0%, primarily due to U.S. state taxes and favorable permanent book tax differences.
Legislative Developments
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017, was signed into law. The Company is evaluating the impact of the legislation and forthcoming administrative guidance and regulations to our financial statements and results of operations.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
We reported consolidated net income of $378 million for the six months ended June 30, 2025 on revenue of $18.7 billion as compared to consolidated net income of $256 million on revenue of $16.3 billion for the six months ended June 30, 2024.
The revenue increase of 14.3% reflected growth in leasing activity, particularly for office space, commercial mortgage origination and property sales in the Advisory segment and continued growth in the BOE segment, which benefited from strong new business activity, contract expansions and acquisitions. Revenue from our Project Management segment increased, driven by continued strong performance from the legacy Turner & Townsend business. Revenue decreased in the REI segment, driven by lower carried interest.
Foreign currency translation had a 0.4% negative impact on total revenue during the six months ended June 30, 2025, primarily driven by weakness in the Canadian dollar and Mexican peso, partially offset by strength in the British pound sterling.
Cost of revenue increased 14.6% during the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to revenue growth consisting of higher pass-through costs, higher commission expense and higher indirect reimbursed costs. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue increased slightly to 81.5% of total revenue from 81.3%.
Operating, administrative and other expenses increased 7.2% as compared to the same period last year. The increase was driven by an increase in third-party fees related to acquisitions and integration activities, along with an increase in bad debt expenses. Foreign currency translation had a 0.2% positive impact on total operating expenses during the six months ended June 30, 2025. Operating expenses as a percentage of revenue decreased to 13.2% from 14.1%, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 12.5% during the six months ended June 30, 2025 as compared to the same period in 2024, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions such as Industrious.
Gain on disposition of real estate increased by $6 million during the six months ended June 30, 2025, driven by monetization of real estate development assets in the REI segment.
We reported equity loss of $2 million during the six months ended June 30, 2025 compared to equity loss of $73 million in the same period in 2024. The decrease was primarily driven by higher unrealized equity losses in the prior period, driven by a fair value adjustment related to our non-core strategic equity investment in Altus.
Interest expense, net of interest income, increased by 9.1% for the six months ended June 30, 2025 as compared to the same period in 2024. This increase was primarily due to the impact of increased commercial paper borrowings and the issuance of senior term loans and new senior unsecured notes, partially offset by the impact of net investment hedging activity.
Our provision for income taxes on a consolidated basis was $113 million for the six months ended June 30, 2025 as compared to a provision for income taxes of $3 million for the six months ended June 30, 2024. The increase of $110 million is primarily related to an increase in current year earnings and a prior year benefit for the reversal of unrecognized tax positions. Our effective tax rate increased to 20.8% for the six months ended June 30, 2025 from 1.1% for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and favorable permanent book tax differences.

Segment Operations
In January 2025, we combined our project management business with our Turner & Townsend majority-owned subsidiary and created a fourth reportable segment, Project Management. In addition, on January 16, 2025, we acquired full ownership of Industrious, a provider of premium flexible workplace solutions, and established a new business segment, Building Operations & Experience (BOE), comprised of enterprise and local facilities management, property management and flexible workplace solutions.
In connection with the transactions described above, we organized our operations around, and publicly report our financial results on, four reportable business segments: (1) Advisory Services; (2) BOE; (3) Project Management; and (4) Real Estate Investments (REI).
Advisory Services provides a comprehensive range of services globally, including property leasing, capital markets (property sales and loan origination), loan servicing, and valuation. BOE provides a broad suite of integrated, contractually based outsourcing services to occupiers and owners of real estate, including facilities management and property management. Our Project Management business delivers program management, project management and cost consultancy services across commercial real estate, infrastructure and natural resources sectors. REI is a major real assets developer, investor and operator and is comprised of two businesses: investment management and development services.
We also have a Corporate and Other segment. Corporate primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. It also includes eliminations related to inter-segment revenue. For additional information on our segments, see Note 16 – Segments of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2025		2024		2025		2024
Revenue:
Adjusted net revenue:
Advisory leasing	$995	49.8%	$875	50.2%	$1,857	50.3%	$1,607	49.6%
Valuation	196	9.8%	184	10.6%	379	10.3%	351	10.8%
Loan servicing	122	6.1%	121	6.9%	242	6.6%	239	7.4%
Other portfolio services	83	4.2%	80	4.6%	153	4.1%	159	4.9%
Capital markets:
Advisory sales	460	23.0%	384	22.0%	819	22.2%	709	21.9%
Commercial mortgage origination	127	6.4%	88	5.0%	215	5.8%	147	4.5%
Total segment adjusted net revenue	1,983	99.3%	1,732	99.3%	3,665	99.3%	3,212	99.2%
Pass-through costs also recognized as revenue	13	0.7%	12	0.7%	25	0.7%	26	0.8%
Total segment revenue	1,996	100.0%	1,744	100.0%	3,690	100.0%	3,238	100.0%
Costs and expenses:
Cost of revenue	1,164	58.3%	1,016	58.3%	2,131	57.8%	1,863	57.5%
Operating, administrative and other	455	22.8%	440	25.2%	883	23.9%	856	26.4%
Depreciation and amortization	67	3.4%	60	3.4%	134	3.6%	126	3.9%
Total costs and expenses	1,686	84.5%	1,516	86.9%	3,148	85.3%	2,845	87.9%
Operating income	310	15.5%	228	13.1%	542	14.7%	393	12.1%
Equity (loss) income from unconsolidated subsidiaries	(1)	(0.1)%	—	0.0%	—	0.0%	1	0.0%
Other income (loss)	2	0.1%	(1)	(0.1)%	3	0.1%	—	0.0%
Add-back: Depreciation and amortization	67	3.4%	60	3.4%	134	3.6%	126	3.9%
Adjustments:
Impact of fair value non-cash adjustments related to unconsolidated equity investments	2	0.1%	—	0.0%	2	0.1%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$380	19.0%	$287	16.5%	$681	18.5%	$520	16.1%
Segment operating profit on adjusted net revenue margin		19.2%		16.6%		18.6%		16.2%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue increased 14.4% during the quarter compared to the same period in 2024. Property sales revenue grew 19.8%, led by data centers, office and retail sales in the U.S. Global leasing revenue rose 13.7%, led by office and industrial leasing, and driven by Americas which grew 13.2%, including 13.5% in the United States and the United Kingdom, which grew 30.8%. Foreign currency translation had a 0.6% positive impact on total revenue during the quarter, primarily driven by strength in the British pound sterling and euro partially offset by weakness in the Australian dollar.
Cost of revenue increased 14.6%, primarily reflecting business growth and higher commission expense. Foreign currency translation had a 0.7% negative impact on total cost of revenue. Cost of revenue of total revenue remained flat at 58.3% for both periods, as costs of revenue increased proportionately with the increase in revenue.

Operating, administrative and other expenses increased by 3.4%, as compared to the same period in 2024, primarily due to higher business promotion, advertising and travel expenses and employee compensation, driven by the growth in the business. Foreign currency translation had a 0.7% negative impact on total operating expenses.
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
For the three months ended June 30, 2025, MSRs contributed $32 million to operating income, offset by $37 million of amortization of related intangible assets. The MSR contribution to second quarter 2024 operating income was $23 million and amortization totaled $34 million. The increase was associated with higher origination activity given an increase in financing activities.
Depreciation and amortization expense increased 11.7% primarily due to higher amortization of mortgage servicing rights as described above.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue increased 14.0% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Global leasing revenue rose 15.5%, driven by Americas which grew 17.0%, including 18.2% in the United States and the United Kingdom, which grew 22.1%. Property sales revenue increased 15.5%. Foreign currency translation had a 0.4% negative impact on total revenue during the six months ended June 30, 2025, primarily driven by weakness in the Canadian dollar and Australian dollar, partially offset by strength in the British pound sterling.
Cost of revenue increased 14.4%, primarily reflecting business growth and higher commission expense. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue slightly increased to 57.8% of total revenue from 57.5% for the same period in 2024 primarily due to escalating commission payouts driven by strong revenue growth.
Operating, administrative and other expenses increased by 3.2% for the six months ended June 30, 2025 as compared to the same period in 2024, driven by higher business promotion, advertising and travel expense and higher software expense. Foreign currency translation had a 0.8% positive impact on total operating expenses.
For the six months ended June 30, 2025, MSRs contributed $55 million to operating income, offset by $72 million of amortization of related intangible assets. For the six months ended June 30, 2024, MSRs contributed $36 million to operating income, offset by $68 million of amortization of related intangible assets. The increase was associated with higher origination activity given an increase in financing activities.
Depreciation and amortization expense increased 6.3% primarily due to higher amortization of mortgage servicing rights as described above.

Building Operations & Experience
The following table summarizes our results of operations for our Building Operations & Experience (BOE) operating segment for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2025		2024		2025		2024
Revenue:
Adjusted net revenue:
Facilities management	$2,010	34.9%	$1,752	36.1%	$3,876	34.9%	$3,354	35.1%
Property management	620	10.8%	476	9.8%	1,181	10.6%	890	9.3%
Total segment adjusted net revenue	2,630	45.6%	2,228	45.9%	5,057	45.5%	4,244	44.4%
Pass-through costs also recognized as revenue	3,134	54.4%	2,627	54.1%	6,062	54.5%	5,311	55.6%
Total segment revenue	5,764	100.0%	4,855	100.0%	11,119	100.0%	9,555	100.0%
Costs and expenses:
Cost of revenue	5,192	90.1%	4,375	90.1%	10,039	90.3%	8,644	90.5%
Operating, administrative and other	339	5.9%	314	6.5%	635	5.7%	604	6.3%
Depreciation and amortization	61	1.1%	56	1.2%	131	1.2%	102	1.1%
Total costs and expenses	5,592	97.0%	4,745	97.7%	10,805	97.2%	9,350	97.9%
Operating income	172	3.0%	110	2.3%	314	2.8%	205	2.1%
Equity (loss) income from unconsolidated subsidiaries	(16)	(0.3)%	3	0.1%	(16)	(0.1)%	4	0.0%
Other income	3	0.1%	1	0.0%	4	0.0%	2	0.0%
Add-back: Depreciation and amortization	61	1.1%	56	1.2%	131	1.2%	102	1.1%
Adjustments:
Integration and other costs related to acquisitions	41	0.7%	13	0.3%	44	0.4%	30	0.3%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	30	0.6%	—	0.0%	30	0.3%
Segment operating profit and segment operating profit on revenue margin	$261	4.5%	$213	4.4%	$477	4.3%	$373	3.9%
Segment operating profit on adjusted net revenue margin		9.9%		9.6%		9.4%		8.8%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue increased 18.7%, reflecting a double-digit increase in property management and facilities management, primarily due to growth in clients driving increased management fees and reimbursements as well as the impact from acquisitions. Foreign currency translation had a 1.2% positive impact on total revenue during the quarter, primarily driven by strength in the British pound sterling partially offset by weakness in the Mexican peso.
Cost of revenue increased 18.7%, driven primarily by higher pass-through costs. Foreign currency translation had a 1.1% negative impact on total cost of revenue. Cost of revenue was 90.1% of total revenue, and remained flat compared to 90.1% in the second quarter 2024.
Operating, administrative and other expenses increased 8.0%, primarily due to an increase in bad debt expense. Foreign currency translation had a 1.3% negative impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 8.9%, reflecting higher amortization expense related to intangibles from recent acquisitions such as Industrious.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue increased 16.4% for the six months ended June 30, 2025 as compared to the same period in 2024, reflecting a double-digit increase in property management and facilities management, primarily due to growth in clients driving increased management fees well as the impact from acquisitions. Foreign currency translation had a 0.3% negative impact on total revenue, primarily driven by weakness in the Canadian dollar and Mexican peso, partially offset by strength in the British pound sterling.
Cost of revenue increased 16.1%, driven by higher pass-through costs. Foreign currency translation had a 0.4% positive impact on total cost of revenue. Cost of revenue was 90.3% of total revenue, a slight decrease from 90.5% for the six months ended June 30, 2024.
Operating, administrative and other expenses increased 5.1%, primarily due to increase in bad debt expense, higher business promotion, advertising and travel expenses partially offset by lower acquisition and transaction related costs. Foreign currency translation had a 0.2% positive impact on total operating expenses during the six months ended June 30, 2025.
Depreciation and amortization expense increased 28.4%, reflecting higher amortization expense related to intangibles from recent acquisitions such as Industrious.

Project Management
The following table summarizes our results of operations for our Project Management operating segment for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2025		2024		2025		2024
Revenue:
Total segment adjusted net revenue	$847	47.4%	$782	50.0%	1,621	47.4%	1,508	48.9%
Pass-through costs also recognized as revenue	939	52.6%	781	50.0%	1,796	52.6%	1,574	51.1%
Total segment revenue	1,786	100.0%	1,563	100.0%	3,417	100.0%	3,082	100.0%
Costs and expenses:
Cost of revenue	1,545	86.5%	1,345	86.1%	2,954	86.5%	2,656	86.2%
Operating, administrative and other	122	6.8%	115	7.4%	241	7.1%	203	6.6%
Depreciation and amortization	26	1.5%	28	1.8%	51	1.5%	56	1.8%
Total costs and expenses	1,693	94.8%	1,488	95.2%	3,246	95.0%	2,915	94.6%
Operating income	93	5.2%	75	4.8%	171	5.0%	167	5.4%
Other (loss) income	—	0.0%	(1)	(0.1)%	1	0.0%	2	0.1%
Add-back: Depreciation and amortization	26	1.5%	28	1.8%	51	1.5%	56	1.8%
Adjustments:
Integration and other costs related to acquisitions	2	0.1%	—	0.0%	11	0.3%	(22)	(0.7)%
Segment operating profit and segment operating profit on revenue margin	$121	6.8%	$102	6.5%	$234	6.8%	$203	6.6%
Segment operating profit on adjusted net revenue margin		14.3%		13.0%		14.4%		13.5%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue increased 14.3% due to continued strong performance from the legacy Turner & Townsend business. Foreign currency translation had a 1.4% positive impact on total revenue during the quarter, primarily driven by strength in the British pound sterling.
Cost of revenue increased 14.9%, driven by higher pass-through costs and increased professional compensation. Foreign currency translation had a 1.3% negative impact on total cost of revenue. Cost of revenue was 86.5% of total revenue, slightly up from 86.1% in the second quarter 2024.
Operating, administrative and other expenses increased 6.1%, primarily due to higher business promotion, advertising and travel and higher employee compensation expenses. Foreign currency translation had a 2.6% negative impact on total operating expenses during the quarter.
Depreciation and amortization expense fell 7.1%, reflecting lower amortization expense due to intangible assets being fully amortized in 2024.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue increased 10.9% for the six months ended June 30, 2025 due to continued strong performance from the legacy Turner & Townsend business. Foreign currency translation had a 0.2% negative impact on total revenue, primarily driven by weakness in the Mexican peso, Australian dollar and Canadian dollar, partially offset by strength in the British pound sterling.
Cost of revenue increased 11.2%, driven by higher pass-through costs and increased professional compensation. Foreign currency translation had a 0.3% positive impact on total cost of revenue. Cost of revenue was 86.5% of total revenue, a slight increase from 86.2% for the six months ended June 30, 2024.

Operating, administrative and other expenses increased 18.7%, primarily due to higher employee compensation expenses. Foreign currency translation had a negligible impact on total operating expenses during the six months ended June 30, 2025.
Depreciation and amortization expense decreased 8.9%, reflecting lower amortization expense due to intangible assets being fully amortized in 2024.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2025		2024		2025		2024
Revenue:
Investment management	$144	67.0%	$149	64.2%	$299	66.7%	$298	64.8%
Development services	71	33.0%	83	35.8%	149	33.3%	162	35.2%
Total segment revenue	215	100.0%	232	100.0%	448	100.0%	460	100.0%
Costs and expenses:
Cost of revenue	36	16.7%	57	24.6%	82	18.3%	100	21.7%
Operating, administrative and other	182	84.7%	169	72.8%	348	77.7%	357	77.6%
Depreciation and amortization	3	1.4%	3	1.3%	6	1.3%	7	1.5%
Total costs and expenses	221	102.8%	229	98.7%	436	97.3%	464	100.9%
Gain on disposition of real estate	19	8.8%	—	0.0%	19	4.2%	13	2.8%
Operating income	13	6.0%	3	1.3%	31	6.9%	9	2.0%
Equity (loss) income from unconsolidated subsidiaries	(3)	(1.4)%	4	1.7%	(9)	(2.0)%	15	3.3%
Other loss	—	0.0%	(1)	(0.4)%	—	0.0%	(2)	(0.4)%
Add-back: Depreciation and amortization	3	1.4%	3	1.3%	6	1.3%	7	1.5%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	3	1.4%	1	0.4%	7	1.6%	15	3.3%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	—	0.0%	1	0.2%	—	0.0%
Net results related to the wind-down of certain businesses (2)	9	4.2%	—	0.0%	14	3.1%	—	0.0%
Segment operating profit and segment operating profit on revenue margin	$25	11.6%	$10	4.3%	$50	11.2%	$44	9.6%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
(2)In the first quarter of 2025, management made the decision to wind down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the U.K. under a new business model under which the company does not self-perform general contracting.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue decreased 7.3% for the current quarter primarily due to lower development fees from Telford and lower carried interest partially offset by higher asset management fees in the Investment Management business. Foreign currency translation had a 1.8% positive impact on total revenue during the quarter primarily driven by strength in the British pound sterling.
Cost of revenue decreased 36.8% in the quarter as compared to the same period in 2024 due to lower construction costs incurred on our real estate development projects. Foreign currency translation had a 3.6% negative impact on total cost of revenue during the quarter.
Operating, administrative and other expenses increased 7.7% primarily due to an increase in total compensation in our investment management line of business. Foreign currency translation had a 1.8% negative impact on total operating expenses.
We recorded equity loss from unconsolidated subsidiaries of approximately $3 million versus equity income of $4 million in the second quarter 2024, primarily due to net negative co-investment returns in the current quarter. Gain on disposition of real estate increased by $19 million compared with second quarter 2024, driven by monetization of real estate development assets in the current period versus none in the prior year quarter.

A roll forward of our AUM by product type for the three months ended June 30, 2025 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at March 31, 2025	$66.3	$72.8	$10.0	$149.1
Inflows	0.5	1.5	0.2	2.2
Outflows	(0.4)	(1.4)	(0.3)	(2.1)
Market appreciation	2.1	3.7	0.3	6.1
Balance at June 30, 2025	$68.5	$76.6	$10.2	$155.3
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
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue decreased 2.6% for the six months ended June 30, 2025 primarily due to lower development fees from Telford and lower carried interest, partially offset by higher asset management fees in the Investment Management business. Foreign currency translation had a 0.2% positive impact on total revenue during the six months ended June 30, 2025, primarily driven by strength in the British pound sterling.
Cost of revenue decreased 18.0% for the six months ended June 30, 2025 as compared to the same period in 2024 due to lower construction costs incurred on our real estate development projects. Foreign currency translation had a negligible impact on total cost of revenue during the six months ended June 30, 2025.
Operating, administrative and other expenses decreased 2.5%, primarily due to a decrease in variable incentive compensation in our investment management line of business. Foreign currency translation had a negligible impact on total operating expenses.
We recorded equity loss from unconsolidated subsidiaries of approximately $9 million versus equity income of $15 million during the same period in 2024, primarily due to negative co-investment returns in the current quarter. Gain on disposition of real estate increased by $6 million compared to the same period in 2024 due primarily to gains recognized upon monetization of real estate development projects.

A roll forward of our AUM by product type for the six months ended June 30, 2025 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2024	$64.0	$73.4	$8.8	$146.2
Inflows	1.4	3.9	1.5	6.8
Outflows	(0.6)	(5.5)	(0.6)	(6.7)
Market appreciation	3.7	4.8	0.5	9.0
Balance at June 30, 2025	$68.5	$76.6	$10.2	$155.3
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
	2025	2024	2025	2024
Elimination of inter-segment revenue	$(7)	$(3)	$(11)	$(9)
Costs and expenses:
Cost of revenue (2)	5	—	1	5
Operating, administrative and other	177	153	360	282
Depreciation and amortization	25	14	37	28
Total costs and expenses	207	167	398	315
Operating loss	(214)	(170)	(409)	(324)
Equity income (loss) from unconsolidated subsidiaries	2	(22)	23	(93)
Other income (loss)	—	8	(1)	13
Add-back: Depreciation and amortization	25	14	37	28
Adjustments:
Business and finance transformation	28	—	28	—
Costs associated with efficiency and cost-reduction initiatives	—	37	12	67
Charges related to indirect tax audits and settlements	—	13	(1)	13
Costs incurred related to legal entity restructuring	—	—	—	2
Integration and other costs related to acquisitions	32	—	89	—
Segment operating loss	$(127)	$(120)	$(222)	$(294)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 15.7% to $177 million for the second quarter of 2025, mainly due to higher costs related to acquisitions and integration activities.
Other (non-core)
We recorded equity income of $2 million, compared to a $22 million loss in the second quarter of 2024, reflecting the lower valuation of our investment in Altus at the end of the second quarter of 2024. Altus was acquired by a third-party on April 16, 2025.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 27.7% to $360 million for the six months ended June 30, 2025, mainly due to higher costs related to acquisitions and integration activities.
Other (non-core)
We recorded equity income of $23 million, reflecting the higher value of our investment in publicly traded Altus, which was acquired by a third-party on April 16, 2025. This compares with a $93 million loss during the same period in 2024, reflecting the lower valuation of our investment in Altus.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2025 include up to $363 million of anticipated capital expenditures, net of tenant concessions. During the six months ended June 30, 2025, we incurred $138 million of capital expenditures. As of June 30, 2025, we had aggregate future commitments of $183 million related to co-investments funds in our REI segment, $21 million of which is expected to be funded in 2025. Additionally, as of June 30, 2025, we are committed to fund additional capital of $328 million and $54 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of June 30, 2025, we had $3.3 billion of borrowings available under our revolving credit facilities (under both the 5-Year Revolving Credit Agreement and 364-Day Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.4 billion of cash and cash equivalents. We intend to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of June 30, 2025 and December 31, 2024, we had $1.4 billion and $175 million, respectively, in outstanding borrowings under the commercial paper program.
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
On May 12, 2025, we issued $600 million in aggregate principal amount of 4.800% senior notes due in 2030 and $500 million in aggregate principal amount of 5.500% senior notes due in 2035, generating aggregate net proceeds of approximately $1.1 billion after offering expenses. On May 28, 2025, we used a portion of the proceeds from this offering to redeem in full the $600 million aggregate outstanding principal amount of our 4.875% senior notes due 2026.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2025 and December 31, 2024, we had accrued deferred purchase consideration totaling $331 million ($221 million of which was a current liability) and $292 million ($199 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Lastly, as described in Note 14 – Income Per Share and Stockholders’ Equity of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2024, our Board of Directors (Board) authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of June 30, 2025. The Board also extended the term of the 2024 program through December 31, 2029.
During the three months ended June 30, 2025, we repurchased 2,123,191 shares of our Class A common stock with an average price of $120.43 per share for an aggregate of $256 million. During the six months ended June 30, 2025, we repurchased 5,185,163 shares of our common stock with an average price of $127.82 per share for an aggregate of $663 million under the 2024 program. As of June 30, 2025, we had $5.2 billion of capacity remaining under the 2024 program.
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
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $489 million for the six months ended June 30, 2025 as compared to net cash used in operating activities of $205 million during the six months ended June 30, 2024. The primary drivers that contributed to the increase in net cash used in operating activities were as follows: (1) working capital movements, driven by higher outflows related to accounts payable and accrued expenses and higher accounts receivable due to the timing of payments, partially offset by, and (2) higher net cash flows from operations, driven by revenue growth.
Investing Activities
Net cash used in investing activities totaled $467 million for the six months ended June 30, 2025, a decrease of $840 million as compared to the six months ended June 30, 2024. The decrease was primarily due to lower cash outflows from acquisitions in the current period (primarily consisting of the acquisition of Industrious), compared to the prior period when we acquired J&J Worldwide Services.
Financing Activities
Net cash provided by financing activities totaled $1,160 million for the six months ended June 30, 2025 as compared to $1,242 million for the six months ended June 30, 2024. The decreased cash inflow was primarily driven by an increase in cash paid to repurchase common stock in the current period, offset by net proceeds from the issuance of commercial paper, senior term loans and new senior unsecured notes.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans) with weighted average interest rate of 4.0% as of June 30, 2025, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of these term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
On March 13, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 1 to the 2023 Credit Agreement, which provided for, among other things, the ability of Relam Borrower to obtain incremental commitments and loans under the 2023 Credit Agreement in an aggregate principal amount of $750 million (or the Euro equivalent). On March 14, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 2 and Incremental Assumption Agreement to the 2023 Credit Agreement, pursuant to which Relam Borrower incurred incremental term loans (i) denominated in Euros in the aggregate principal amount of €425 million (Incremental Euro Term Loans) and (ii) denominated in U.S. Dollars in the aggregate principal amount of $125 million (Incremental USD Term Loans). The Incremental Euro Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (Euro) Loans, and the Incremental USD Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (USD) Loans under the 2023 Credit Agreement. The proceeds of the Incremental Euro Term Loans and the Incremental USD Term Loans were used for working capital and other general corporate purposes (including the partial repayment of borrowings under the commercial paper program) and to pay fees and expenses incurred in connection with entering into the amendments to the 2023 Credit Agreement. On June 24, 2025, CBRE Group, Inc., CBRE Services and Relam Borrower entered into Amendment No. 3 to the 2023 Credit Agreement, for the purpose of, among other things, amending the financial covenants to remove the interest coverage ratio covenant and to increase certain baskets and thresholds in the 2023 Credit Agreement in a manner consistent with the terms of the Revolving Credit Agreements described below.
The term loan borrowings under the 2023 Credit Agreement are fully and unconditionally guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
On May 12, 2025, CBRE Services issued $600 million in aggregate principal amount of 4.800% senior notes due June 15, 2030 (the 4.800% senior notes) at a price equal to 99.065% of their face value. The 4.800% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 4.800% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025.
On May 12, 2025, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due June 15, 2035 (the 2035 5.500% senior notes) at a price equal to 99.549% of their face value. The 2035 5.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025.
On February 23, 2024, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 2029 5.500% senior notes) at a price equal to 99.837% of their face value. The 2029 5.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group, Inc. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year.

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
On August 13, 2015, CBRE Services issued $600 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. We redeemed these notes in full on May 28, 2025. This redemption was funded using net proceeds from the offering of our 4.800% senior notes and 2035 5.500% senior notes.
The indentures governing our outstanding senior notes described above contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers.
Our senior notes are fully and unconditionally guaranteed by CBRE Group, Inc.
Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Balance Sheet Data:
Current assets	$60	$29
Non-current assets	1,753	1,730
Total assets	$1,813	$1,759

Current liabilities	$1,418	$1,072
Non-current liabilities (1)	7,605	5,817
Total liabilities (1)	$9,023	$6,889

	Six Months Ended June 30,
	2025	2024
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(7)	(1)
Net loss	$(193)	$(63)
________________________________________________________________________________________________________________________________________
(1)Includes $4.2 billion and $3.3 billion of intercompany loan payables to non-guarantor subsidiaries as of June 30, 2025 and December 31, 2024, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2024 Annual Report and Note 10 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings
On June 24, 2025, we entered into a new 5-year senior unsecured Revolving Credit Agreement (the 5-Year Revolving Credit Agreement) which replaced our prior revolving credit agreement dated August 5, 2022. The 5-Year Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of June 24, 2030.
The 5-Year Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the 5-Year Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate and capacity for swingline loans not to exceed $300 million in the aggregate. The 5-Year Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group, Inc.
As of June 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $1 million of letters of credit were outstanding as of June 30, 2025. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility. As of December 31, 2024, $132 million was outstanding under our prior revolving credit facility. No letters of credit were outstanding as of December 31, 2024.
On June 24, 2025, we entered into a new 364-day senior unsecured Revolving Credit Agreement (the 364-Day Revolving Credit Agreement, and together with the 5-Year Revolving Credit Agreement, the Revolving Credit Agreements). The 364-Day Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $1.0 billion and a maturity date of June 23, 2026.
The 364-Day Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). The 364-Day Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group, Inc.
As of June 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of June 30, 2025, we had $1.4 billion in outstanding borrowings under the commercial paper program with a weighted average annual interest rate of 4.73%. As of July 25, 2025 and December 31, 2024, we had $1.6 billion and $175 million, respectively, in outstanding borrowings under the commercial paper program.
In addition, Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of June 30, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.
For additional information on all of our short-term borrowings, see Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 11 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2024 Annual Report and Note 4 – Warehouse Receivables & Warehouse Lines of Credit and Note 10 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
We also maintain warehouse lines of credit with certain third-party lenders. See Note 4 – Warehouse Receivables & Warehouse Lines of Credit of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Off –Balance Sheet Arrangements
We do not have off-balance sheet arrangements that we believe could have a material current or future impact on our financial condition, liquidity or results of operations. Our off-balance sheet arrangements are described in Note 12 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2024 Annual Report. There have been no material changes to these policies and estimates as of June 30, 2025.
New Accounting Pronouncements
See Note 2 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Non-GAAP Financial Measures
Adjusted net revenue, segment operating profit on revenue margin, segment operating profit on adjusted net revenue margin and core EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected costs and charges that may obscure the underlying performance of our business and related trends. Because not all companies use identical calculations, our presentation of adjusted net revenue and core EBITDA may not be comparable to similarly titled measures of other companies.
Adjusted net revenue is gross revenue less costs largely associated with subcontracted vendor work performed for clients and is passed through to the client generally with no margin. Segment operating profit on revenue margin is computed by dividing segment operating profit by revenue and provides a comparable profitability measure against our peers. Segment operating profit on adjusted net revenue margin is computed by dividing segment operating profit by adjusted net revenue and is a better indicator of the segment’s margin since it does not include the diluting effect of pass-through revenue which generally has no margin.
We use core EBITDA as an indicator of the company’s ongoing operating financial performance. Core EBITDA represents earnings before depreciation and amortization, net interest expense and income taxes, further adjusted for the following items:
•write-off of financing costs on extinguished debt,
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•the impact of fair value adjustments related to unconsolidated equity investments,
•business and finance transformation,
•efficiency and cost-reduction initiatives,
•costs incurred related to legal entity restructuring, and
•net fair value adjustments on strategic non-core investments.
We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings and income taxes and the accounting effects of capital spending.
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

Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to CBRE Group, Inc.	$215	$130	$378	$256
Net income attributable to non-controlling interests	24	12	53	34
Net income	239	142	431	290
Adjustments:
Depreciation and amortization	182	161	359	319
Interest expense, net of interest income	59	63	108	99
Write-off of financing costs on extinguished debt	2	—	2	—
Provision for income taxes	61	32	113	3
Integration and other costs related to acquisitions	75	13	144	8
Carried interest incentive compensation expense to align with the timing of associated revenue	3	1	7	15
Charges related to indirect tax audits and settlements	—	13	(1)	13
Net results related to the wind-down of certain businesses (1)	9	—	14	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	2	—	2	—
Business and finance transformation	28	—	28	—
Costs associated with efficiency and cost-reduction initiatives	—	67	13	97
Costs incurred related to legal entity restructuring	—	—	—	2
Net fair value adjustments on strategic non-core investments	(2)	13	(22)	84
Core EBITDA	$658	$505	$1,198	$930
________________________________________________________________________________________________________________________________________
(1)    In the first quarter of 2025, management made the decision to wind down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the U.K. under a new business model under which the company does not self-perform general contracting.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report and Note 8 – Derivatives and Hedging Activities to the Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
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
Our businesses could be adversely affected by rapid and unpredictable changes to U.S. trade policy, disputes with U.S. trading partners, increased tariffs, high interest rates, limited access to debt capital or liquidity constraints, downturns in general macroeconomic conditions, regulatory or financial market uncertainty, public health crises and geopolitical conflicts (or the perception that any such events may occur).
During the three and six months ended June 30, 2025, approximately 43.3% and 42.7% of our revenue was transacted in foreign currencies, respectively. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
United States dollar	$5,529	56.7%	$4,671	55.7%	$10,699	57.3%	$9,094	55.7%
British pound sterling	1,386	14.2%	1,195	14.2%	2,620	14.0%	2,280	14.0%
Euro	908	9.3%	779	9.3%	1,674	9.0%	1,496	9.2%
Canadian dollar	278	2.9%	251	3.0%	529	2.8%	539	3.3%
Indian rupee	222	2.3%	176	2.1%	436	2.3%	355	2.2%
Australian dollar	228	2.3%	236	2.8%	410	2.2%	428	2.6%
Japanese yen	136	1.4%	104	1.2%	261	1.4%	230	1.4%
Swiss franc	111	1.1%	116	1.4%	223	1.2%	227	1.4%
Chinese yuan	113	1.2%	124	1.5%	219	1.2%	231	1.4%
Singapore dollar	104	1.1%	100	1.2%	205	1.1%	201	1.2%
Other currencies (1)	739	7.5%	639	7.6%	1,387	7.5%	1,245	7.6%
Total revenue	$9,754	100.0%	$8,391	100.0%	$18,663	100.0%	$16,326	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 46 and 44 currencies comprise 7.5% and 7.6% of our revenue for the three months ended June 30, 2025 and 2024, respectively. Approximately 46 and 44 currencies comprise 7.5% and 7.6% of our revenues for the six months ended June 30, 2025 and 2024, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will negatively or positively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the six months ended June 30, 2025, would have decreased pre-tax income by $1 million. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have increased pre-tax income by $10 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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
The following table summarizes the estimated fair value of our long-term debt based on dealers’ quotes (dollars in millions):

Estimated Fair Value
Financial instrument	June 30, 2025
Senior term loans due in 2028	$1,255
5.950% senior notes due in 2034	1,053
4.800% senior notes due in 2030	603
5.500% senior notes due in 2035	503
5.500% senior notes due in 2029	517
2.500% senior notes due in 2031	443
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt as of June 30, 2025, the net impact of the additional interest cost would be a decrease of $14 million on pre-tax income for the six months ended June 30, 2025.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of June 30, 2025 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2024 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended June 30, 2025 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	1,510,751	$117.93	1,510,751
May 1, 2025 - May 31, 2025	458,749	125.47	458,749
June 1, 2025 - June 30, 2025	153,691	129.89	153,691
	2,123,191	$120.43	2,123,191	$5,159
_______________________________
(1)In November 2024, our Board authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of June 30, 2025. The Board also extended the term of the 2024 program through December 31, 2029. During the second quarter of 2025, we repurchased an aggregate of $256 million of our common stock under the 2024 program. The remaining $5.2 billion in the table represents the amount available to repurchase shares under the 2024 program as of June 30, 2025.
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
Item 5.    Other Information
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/07/2025
4.1	Tenth Supplemental Indenture, dated as of May 12, 2025 relating to the 4.800% Senior Notes due 2030, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, including the Form of 4.800% Senior Notes due 2030	8-K	001-32205	4.2	05/12/2025
4.2	Eleventh Supplemental Indenture, dated as of May 12, 2025relating to the 5.500% Senior Notes due 2035, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, including the Form of 5.500% Senior Notes due 2035	8-K	001-32205	4.3	05/12/2025
10.1	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group. Inc. 2019 Equity Incentive Plan (Time Vesting RSU) +	8-K	001-32205	10.1	05/23/2025
10.2	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group. Inc. 2019 Equity Incentive Plan (Core EPS Performance Vesting RSU) +	8-K	001-32205	10.2	05/23/2025
10.3	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group. Inc. 2019 Equity Incentive Plan (Relative TSR Performance Vesting RSU) +	8-K	001-32205	10.3	05/23/2025
10.4	Vikram Kohli Retention Agreement +	8-K	001-32205	10.4	05/23/2025
10.5	5-Year Revolving Credit Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent and swingline lender.	8-K	001-32205	10.1	06/24/2025
10.6	Guaranty Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as administrative agent, relating to the 5-Year Revolving Credit Agreement.	8-K	001-32205	10.2	06/24/2025
10.7	364-Day Revolving Credit Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.3	06/24/2025
10.8	Guaranty Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as administrative agent, relating to the 364-Day Revolving Credit Agreement.	8-K	001-32205	10.4	06/24/2025
10.9	Amendment No. 3, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, to the Credit Agreement, dated as of July 10, 2023.	8-K	001-32205	10.5	06/24/2025
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

CBRE GROUP, INC.

Date: July 29, 2025	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2025	/s/ LINDSEY S. CAPLAN
Lindsey S. Caplan Chief Accounting Officer (Principal Accounting Officer)