Form 10-Q
period 2025-09-30
CBRE GROUP, INC.
filed 2025-10-23
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at October 20, 2025 was 297,592,997.

FORM 10-Q
September 30, 2025

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,669	$1,114
Restricted cash	140	107
Receivables, less allowance for doubtful accounts of $121 and $101 at September 30, 2025 and December 31, 2024, respectively	7,562	7,005
Warehouse receivables	1,647	561
Contract assets	415	400
Prepaid expenses	415	332
Income taxes receivable	200	130
Other current assets	525	321
Total Current Assets	12,573	9,970
Property and equipment, net of accumulated depreciation and amortization of $2,065 and $1,795 at September 30, 2025 and December 31, 2024, respectively	976	914
Goodwill	6,400	5,621
Other intangible assets, net of accumulated amortization of $2,770 and $2,494 at September 30, 2025 and December 31, 2024, respectively	2,430	2,298
Operating lease assets	2,012	1,198
Investments in unconsolidated subsidiaries (with $438 and $890 at fair value at September 30, 2025 and December 31, 2024, respectively)	870	1,295
Non-current contract assets	120	89
Real estate under development	560	505
Non-current income taxes receivable	96	75
Deferred tax assets, net	692	538
Other assets	1,837	1,880
Total Assets	$28,566	$24,383
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,438	$4,102
Compensation and employee benefits payable	1,490	1,419
Accrued bonus and profit sharing	1,288	1,695
Operating lease liabilities	277	200
Contract liabilities	382	375
Income taxes payable	100	209
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,624	552
Revolving credit facilities	—	132
Other short-term borrowings	1,090	222
Current maturities of long-term debt	71	36
Other current liabilities	392	345
Total Current Liabilities	11,152	9,287
Long-term debt, net of current maturities	4,321	3,245
Non-current operating lease liabilities	2,098	1,307
Non-current tax liabilities	181	160
Deferred tax liabilities, net	242	247
Other liabilities	1,279	945
Total Liabilities	19,273	15,191
Mezzanine Equity:
Redeemable non-controlling interests in consolidated entities	409	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 297,561,943 and 302,052,229 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	44	—
Accumulated earnings	9,768	9,567
Accumulated other comprehensive loss	(1,280)	(1,159)
Total CBRE Group, Inc. Stockholders’ Equity	8,535	8,411
Non-controlling interests	349	781
Total Equity	8,884	9,192
Total Liabilities and Equity	$28,566	$24,383
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$10,258	$9,036	$28,921	$25,363
Costs and expenses:
Cost of revenue	8,304	7,252	23,511	20,521
Operating, administrative and other	1,328	1,237	3,794	3,538
Depreciation and amortization	181	178	540	497
Total costs and expenses	9,813	8,667	27,845	24,556
Gain (loss) on disposition of real estate	36	(1)	55	12
Operating income	481	368	1,131	819
Equity income (loss) from unconsolidated subsidiaries	53	(4)	50	(77)
Other income	3	12	10	26
Interest expense, net of interest income	50	64	159	163
Write-off of financing costs on extinguished debt	—	—	2	—
Income before provision for income taxes	487	312	1,030	605
Provision for income taxes	91	67	203	70
Net income	396	245	827	535
Less: Net income attributable to non-controlling interests	33	20	86	54
Net income attributable to CBRE Group, Inc.	$363	$225	$741	$481
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.22	$0.73	$2.48	$1.57
Weighted average shares outstanding for basic income per share	297,557,891	306,253,811	298,589,340	306,269,264
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.21	$0.73	$2.46	$1.56
Weighted average shares outstanding for diluted income per share	300,257,330	308,305,013	301,050,341	308,281,111
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$396	$245	$827	$535
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(153)	178	(134)	63
Unrealized holding gains on available for sale debt securities, net of tax	—	1	1	4
Other, net of tax	10	1	(5)	—
Total other comprehensive (loss) income	(143)	180	(138)	67
Comprehensive income	253	425	689	602
Less: Comprehensive income attributable to non-controlling interests	27	64	104	92
Comprehensive income attributable to CBRE Group, Inc.	$226	$361	$585	$510
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827	$535
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	540	497
Amortization of other assets	152	140
Net non-cash mortgage servicing rights and premiums on loan sales	(126)	(111)
Deferred income taxes	(69)	(110)
Stock-based compensation expense	110	112
Equity (income) loss from investments	(50)	77
Other non-cash adjustments	(12)	(2)
Changes in:
Sale of mortgage loans	9,984	7,479
Origination of mortgage loans	(11,041)	(8,212)
Warehouse lines of credit	1,072	756
Receivables, prepaid expenses and other assets	(419)	(200)
Accounts payable, accrued liabilities and other liabilities	5	89
Accrued compensation expenses	(431)	(525)
Income taxes, net	(204)	(157)
Net cash provided by operating activities	338	368
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(222)	(214)
Payments for business acquired, net of cash acquired	(331)	(1,052)
Capital contributions related to investments	(93)	(110)
Acquisition and development of real estate assets	(240)	(212)
Other investing activities, net	222	94
Net cash used in investing activities	(664)	(1,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	3,213
Repayment of revolving credit facility	(132)	(2,530)
Proceeds from commercial paper, net	910	—
Proceeds from long-term debt	1,668	495
Repayment of long-term debt	(651)	—
Repurchase of common stock	(680)	(110)
Other financing activities, net	(283)	(141)
Net cash provided by financing activities	832	927
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	82	(15)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	588	(214)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,221	1,371
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,809	$1,157
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$326	$307
Income tax payments, net	$457	$351
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$37	$15
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at June 30, 2025	$3	$—	$9,393	$(1,143)	$332	$8,585	$408
Net income	—	—	363	—	24	387	9
Compensation expense for equity awards	—	47	—	—	—	47	—
Units repurchased for payment of taxes on equity awards	—	(6)	—	—	—	(6)	—
Foreign currency translation loss	—	—	—	(147)	(6)	(153)	(10)
Other	—	3	12	10	(1)	24	2
Balance at September 30, 2025	$3	$44	$9,768	$(1,280)	$349	$8,884	$409

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at June 30, 2024	$3	$—	$9,384	$(1,031)	$833	$9,189
Net income	—	—	225	—	20	245
Compensation expense for equity awards	—	43	—	—	—	43
Units repurchased for payment of taxes on equity awards	—	(8)	—	—	—	(8)
Repurchase of common stock	—	(37)	(25)	—	—	(62)
Foreign currency translation gain	—	—	—	134	44	178
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1	—	1
Contributions from non-controlling interests	—	—	—	—	5	5
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Deconsolidation of investments	—	—	—	—	(24)	(24)
Other	—	2	—	1	(5)	(2)
Balance at September 30, 2024	$3	$—	$9,584	$(895)	$864	$9,556
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at December 31, 2024	$3	$—	$9,567	$(1,159)	$781	$9,192	$—
Net income	—	—	741	—	68	809	18
Compensation expense for equity awards	—	110	—	—	—	110	—
Units repurchased for payment of taxes on equity awards	—	(34)	—	—	—	(34)	—
Repurchase of common stock	—	(124)	(545)	—	—	(669)	—
Foreign currency translation (loss) gain	—	—	—	(152)	18	(134)	27
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	1	—	1	—
Distributions to non-controlling interests	—	—	—	—	(36)	(36)	—
Acquisition of non-controlling interests	—	83	—	35	(480)	(362)	364
Other	—	9	5	(5)	(2)	7	—
Balance at September 30, 2025	$3	$44	$9,768	$(1,280)	$349	$8,884	$409

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2023	$3	$—	$9,188	$(924)	$800	$9,067
Net income	—	—	481	—	54	535
Compensation expense for equity awards	—	112	—	—	—	112
Units repurchased for payment of taxes on equity awards	—	(54)	(51)	—	—	(105)
Repurchase of common stock	—	(76)	(34)	—	—	(110)
Foreign currency translation gain	—	—	—	25	38	63
Unrealized holding gains on available for sale debt securities, net of tax	—	—	—	4	—	4
Contributions from non-controlling interests	—	—	—	—	22	22
Distributions to non-controlling interests	—	—	—	—	(39)	(39)
Acquisition of non-controlling interests	—	—	—	—	22	22
Deconsolidation of investments	—	—	—	—	(24)	(24)
Other	—	18	—	—	(9)	9
Balance at September 30, 2024	$3	$—	$9,584	$(895)	$864	$9,556
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
Recent Accounting Pronouncements Pending Adoption
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. We anticipate ASU 2024-03 will result in expanded disclosures related to our income statement expenses.
In May 2025, the FASB issued ASU 2025-03, “Business Combination (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This ASU requires public business entities to assess which entity is the accounting acquirer for a business combination that is effected primarily by exchanging equity interest in which a Variable Interest Entity (VIE) is acquired. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements should be applied on a prospective basis to any transaction that occurs after the initial application date. We do not expect the adoption of ASU 2025-03 to have a material impact on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In July 2025, the FASB issued ASU 2025-05, “Credit Losses (Topic 326): Financial Instruments.” This ASU provides a practical expedient to assume current economic conditions will not change for the remaining life of an asset when preparing forecasts as part of estimating expected credit losses. This guidance is effective for fiscal years and interim periods beginning after December 15, 2025, with early adoption permitted and should be applied on a prospective basis if the practical expedient is elected. We are evaluating the impact that ASU 2025-05 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other (Topic 350): Internal-use Software.” This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires the capitalization of software costs to begin when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. These requirements should be applied using a prospective, modified transition, or retrospective approach. We are evaluating the impact that ASU 2025-06 will have on our consolidated financial statement disclosures.
In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This ASU excludes from derivative accounting non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements may be applied prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect the adoption of ASU 2025-07 to have a material impact on our consolidated financial statements and related disclosures.

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
The purchase accounting adjustments related to the Industrious acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Industrious acquisition consists largely of the synergies and opportunities related to the flexible workplace solutions space. Of the goodwill generated, approximately $392 million is deductible for tax purposes.
The acquired assets and assumed liabilities of Industrious were recorded at their estimated fair values. The purchase price allocation for the business combination is primarily for intangible assets acquired, and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.
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
As part of the combination agreement, CBRE granted to the Turner & Townsend partners an option to require CBRE to purchase additional shares in the Combined Project Management Business, which is exercisable during the period between January 1, 2027 and March 31, 2030 (the “Put Option”). The price payable to the Turner & Townsend partners will be the fair value of the shares at the date the Put Option is exercised. As exercise of the Put Option is not solely in the control of the company, the interest in the Combined Project Management Business related to the Put Option has been classified as Mezzanine Equity on our balance sheet per ASC 480-10-S99, “Distinguishing liabilities from Equity – SEC Materials.” The shares in the Combined Project Management Business subject to the Put Option were valued at $409 million as of September 30, 2025 and was estimated based on discounted forecasted cash flows for the business. We have elected to recognize changes in the redemption value as they occur by adjusting the amount of the redeemable shares to their redemption value at the end of each period.
Other acquisitions
During the nine months ended September 30, 2025, the company completed two in-fill business acquisitions, including one in the Advisory Services segment and one in the Project Management segment, with an aggregate purchase price of approximately $31 million in cash and non-cash consideration. Assets acquired and liabilities assumed are primarily working capital in nature. The results of operations of all acquisitions completed during the nine months ended September 30, 2025 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$20	N/A
Customer relationships	16	11 years
Total	$36

4.    Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elected the fair value option for all warehouse receivables. At September 30, 2025 and December 31, 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A roll forward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2024	$561
Origination of mortgage loans	11,041
Gains (premiums on loan sales)	21
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(9,963)
Cash collections of premiums on loan sales	(21)
Proceeds from sale of mortgage loans	(9,984)
Net increase in mortgage servicing rights included in warehouse receivables	8
Ending balance at September 30, 2025	$1,647

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of September 30, 2025 and December 31, 2024 (dollars in millions):

			September 30, 2025		December 31, 2024
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	12/12/2025	daily floating Secured Overnight Financing Rate (SOFR) plus 1.50%, with a SOFR adjustment of 0.05%	$1,310	$970	$1,310	$306
JP Morgan (Business Lending Activity) (1)	12/12/2025	daily floating SOFR plus 2.75%, with a SOFR adjustment of 0.05%	15	—	15	—
JP Morgan (Bridge Loans) (1)	12/12/2025	daily floating SOFR plus 2.00%, with a SOFR adjustment of 0.05%	25	—	25	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month CME term SOFR plus 1.35%, with a SOFR floor of 0.25%	650	395	650	1
TD Bank, N.A. (TD Bank) (3)	7/15/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	600	35	900	103
Bank of America, N.A. (BofA) (4)	5/20/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	224	350	142
BofA (4)	5/20/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
			$3,200	$1,624	$3,500	$552
________________________________________________________________________________________________________________________________________
(1)Effective December 13, 2024, this facility was renewed through December 12, 2025 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal. In addition, a Bridge Loan sublimit was added with an interest rate of daily floating rate SOFR plus 2.00%. As of September 30, 2025, both sublimits were not utilized. On June 9, 2025, the Chase warehouse line was temporarily increased from $1.4 billion to $1.7 billion until July 18, 2025 and was not renewed upon expiration.
(2)Effective October 1, 2024, this facility transitioned to using 1-month CME term SOFR rate. On June 20, 2025, the Fannie Mae ASAP line capacity was temporarily increased from $650 million to $725 million through July 11, 2025 and was not renewed upon expiration. Effective August 1, 2025 the Fannie Mae ASAP line margin rate was reduced from 1.45% to 1.35%.
(3)Effective July 15, 2025, this facility was renewed with a maximum aggregate principal amount of $300 million, with an uncommitted $300 million temporary line of credit and a maturity date of July 15, 2026. There were no changes to the SOFR rate or the SOFR adjustment rate at renewal. Effective October 30, 2024, the accordion option was used to temporarily increase the line from $300 million to $600 million until January 28, 2025. The accordion option was not renewed upon expiration.
(4)Effective May 21, 2025, this facility was renewed to May 20, 2026 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal.
During the nine months ended September 30, 2025, we had a maximum of $1.9 billion of warehouse lines of credit principal outstanding.
5.    Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of September 30, 2025 and December 31, 2024, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Investments in unconsolidated subsidiaries	$185	$192
Other current assets	1	13
Co-investment commitments	36	37
Maximum exposure to loss	$222	$242

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6.    Goodwill
We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” As of January 1, 2025, we reorganized our business into four reportable segments (see Note 16 – Segments for further discussion). This changed the composition of our reporting units which resulted in the reallocation of goodwill from our Advisory Services and Global Workplace Solutions reportable segments to our newly created BOE and Project Management reportable segments as of January 1, 2025. Additionally, the change in composition of our reporting units was considered a triggering event requiring an interim goodwill impairment test as of January 1, 2025. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values, both before and after the reorganization.

	Advisory Services	Global Workplace Solutions	Building Operations & Experience	Project Management	Real Estate Investments	Total Consolidated
Balance as of December 31, 2024 (1)	$2,596	$2,614	$—	$—	$411	$5,621
Reallocation	(290)	(2,614)	1,578	1,326	—	—
Acquisitions	24	—	566	—	—	590
Foreign exchange movement	55	—	74	49	11	189
Balance as of September 30, 2025	$2,385	$—	$2,218	$1,375	$422	$6,400
________________________________________________________________________________________________________________________________________
(1)    Beginning goodwill balance is presented net of prior accumulated impairment losses of $673 million, $175 million, $89 million, and $183 million related to the Advisory Services, BOE, Project Management, and REI segments, respectively.

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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (dollars in millions):

	As of September 30, 2025
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$4	$—	$—	$4
Corporate debt securities	—	35	—	35
Asset-backed securities	—	7	—	7
Total available for sale debt securities	4	42	—	46
Equity securities	18	—	—	18
Investments in unconsolidated subsidiaries	—	—	24	24
Warehouse receivables	—	1,647	—	1,647
Derivative assets	—	50	—	50
Total assets at fair value	$22	$1,739	$24	$1,785

Liabilities
Contingent consideration	—	—	31	31
Derivative liabilities	—	454	—	454
Total liabilities at fair value	$—	$454	$31	$485

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
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $147 million and $148 million related to capital investments as of September 30, 2025 and December 31, 2024, respectively in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, which are measured at cost, with fair value adjustments for observable market transactions, minus impairment. These investments are included in “Other assets” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on locked-in purchase prices. At September 30, 2025 and December 31, 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of September 30, 2025 and December 31, 2024, investments in unconsolidated subsidiaries at fair value using NAV were $414 million and $378 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $22 million and $21 million, respectively. These investments fall under practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration
Balance as of June 30, 2025	$24	$—	$27
Transfer in (out)	—	—	—
Net change in fair value	—	—	—
Purchases / Additions	—	—	4
Sales / Payments	—	—	—
Balance as of September 30, 2025	$24	$—	$31

Balance as of December 31, 2024	$412	$46	$36
Transfer in (out)	(14)	—	(2)
Net change in fair value	(1)	—	(7)
Purchases / Additions	—	—	4
Sales / Payments (1)	(373)	(46)	—
Balance as of September 30, 2025	$24	$—	$31
________________________________________________________________________________________________________________________________________
(1)As disclosed in Note 3 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity income (loss) from unconsolidated subsidiaries
Other assets (liabilities)	Other income
Contingent consideration (short-term)	Accounts payable and accrued expenses
Contingent consideration (long-term)	Other liabilities
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
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of September 30, 2025 and December 31, 2024 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 10 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Senior term loans due in 2028	$1,256	$708	$1,338	$718
5.950% senior notes due in 2034	1,069	1,033	977	976
4.875% senior notes due in 2026	—	600	—	599
4.800% senior notes due in 2030	610	—	590	—
5.500% senior notes due in 2035	515	—	494	—
5.500% senior notes due in 2029	519	509	496	496
2.500% senior notes due in 2031	453	426	493	492
•Notes Payable on Real Estate – As of September 30, 2025 and December 31, 2024, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $177 million and $196 million, respectively. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.    Derivatives and Hedging Activities
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. These swaps are designated as either fair value or net investment hedges. Derivative financial instruments that are not designated as hedges were immaterial as of September 30, 2025 and December 31, 2024.
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
The following table summarizes the fair value of outstanding cross-currency swaps as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Line Item	Fair Value		Balance Sheet Line Item	Fair Value
		September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments (1)

Fair Value Hedge	Other current assets	$3	$8	Other current liabilities	$1	$—
Fair Value Hedge	Other assets	1	12	Other liabilities	53	—
Subtotal		4	20		54	—

Net Investment Hedge	Other current assets	45	18	Other current liabilities	—	—
Net Investment Hedge	Other assets	1	5	Other liabilities	400	—
Subtotal		46	23		400	—

Total Derivatives designated as Hedging		$50	$43		$454	$—
________________________________________________________________________________________________________________________________________
(1)As of September 30, 2025 and December 31, 2024, the gross notional amount of currency swaps designated as fair value hedges was $479 million and $346 million, respectively; and the gross notional amount of currency swaps designated as net investment hedges was $3.7 billion and $1.0 billion, respectively.
Fair value hedges
On July 10, 2023 and March 14, 2025, we entered into cross-currency swaps, designated as fair value hedges, to manage foreign currency exposure from the Tranche A (USD) Term Loans and Incremental USD Term Loans entered into by Relam Amsterdam Holdings B.V., which has a Euro functional currency (see Note 10 – Long-Term Debt and Short-Term Borrowings). As of September 30, 2025 and December 31, 2024, the total principal outstanding balance of the loans was $453 million, $24 million of which was current, and $346 million, $17 million of which was current, respectively. The swaps have an aggregate notional value of $453 million and $346 million as of September 30, 2025 and December 31, 2024, respectively, and will mature on July 10, 2028.
We also entered into two additional cross-currency swaps designated as fair value hedges to manage foreign currency exposure related to intercompany loans. The total notional amount of the swaps as of September 30, 2025 was $26 million.
We measure the effectiveness of fair value hedges on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the consolidated statements of operations. The fair value hedges offset the spot-to-spot change in the underlying loans, and as such, these hedges are deemed highly effective.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The gains and losses on the fair value hedges outstanding resulting from the change in foreign currency rates for the three and nine months ended September 30, 2025 were gains of $1 million and losses of $49 million, respectively, and recorded in operating, administrative, and other on the consolidated statements of operations. These losses were offset by foreign currency transaction gains on the hedged loans resulting in no net loss for the three and nine months ended September 30, 2025. Additionally, gains of $2 million and $5 million were reclassified from accumulated other comprehensive loss (AOCL) and recognized in interest expense, net of interest income on the consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. Gains and losses for the three and nine months ended September 30, 2024 were immaterial.
Net investment hedges
During the third quarter of 2025 and during 2024, we entered into cross-currency swaps, designated as net investment hedges, to manage our foreign currency exposure to net investments of a USD subsidiary’s investment in Japanese Yen and Euro functional currency foreign subsidiaries. As of September 30, 2025 and December 31, 2024, the total notional amount of these swaps was $1.2 billion and $1.0 billion, respectively. The swaps will mature between 2026 and 2034.
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
The following table summarizes the impact of the outstanding net investment hedges in AOCL and the pre-tax impact on the consolidated statement of operations for the three and nine months ended September 30, 2025 (dollars in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Derivative instruments designated as net investment hedges:
Losses recognized in AOCL on cross-currency swaps	$(81)	$(377)
Gains recognized in income (amount excluded from effectiveness testing):
Interest expense, net of interest income	$(14)	$(32)
The impact of the outstanding derivatives in AOCL and the pre-tax impact to the consolidated statement of operations for the three and nine months ended September 30, 2024 was not material.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1% to 50%. The following table represents the composition of investments in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

Investment type	September 30, 2025	December 31, 2024
Real Estate Investments (in projects and funds)	$770	$702
Investment in Altus: (1)
Class A common stock	—	100
Alignment shares	—	15
Subtotal	—	115
Other (2) (3)	100	478
Total investment in unconsolidated subsidiaries	$870	$1,295
________________________________________________________________________________________________________________________________________
(1)On April 16, 2025, Altus was acquired by a third-party.
(2)Consists of our investments in Industrious and other non-public entities. As disclosed in Note 3 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.
(3)During the nine months ended September 30, 2025 and 2024, we recorded non-cash asset impairment charges of $20 million and $9 million related to equity method investments. There were no significant impairment charges in the third quarter of 2025.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$876	$797	$2,360	$2,760
Operating income	366	243	902	898
Net income (loss) (1)	184	1	492	(1,235)
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.    Long-Term Debt and Short-Term Borrowings
Long-Term Debt
Long-term debt and short-term borrowings consist of the following (dollars in millions):

	September 30, 2025	December 31, 2024
Long-Term Debt
Senior term loans due in 2028	$1,342	$720
5.950% senior notes due in 2034	1,000	1,000
4.875% senior notes due in 2026	—	600
4.800% senior notes due in 2030	600	—
5.500% senior notes due in 2035	500	—
5.500% senior notes due in 2029	500	500
2.500% senior notes due in 2031	500	500
Other	4	—
Total long-term debt	4,446	3,320
Less: current maturities of long-term debt	71	36
Less: unamortized discount	43	30
Less: unamortized debt issuance costs	11	9
Total long-term debt, net of current maturities	$4,321	$3,245

Short-Term Borrowings
Warehouse lines of credit	$1,624	$552
Commercial paper program	1,085	175
Revolving credit facilities	—	132
Other	5	47
Total short-term borrowings	$2,714	$906
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans), both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes. We entered into a cross-currency swap to hedge the associated foreign currency exposure related to this transaction. See Note 8 – Derivatives and Hedging Activities.
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
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period plus 10 basis points (Adjusted Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of September 30, 2025, we had (i) $887 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $451 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group, Inc. and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2025.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On August 13, 2015, CBRE Services issued $600 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. We redeemed the 4.875% notes in full on May 28, 2025.
The indentures governing our outstanding senior notes described above (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group, Inc. and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreements (as defined below). The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of September 30, 2025.
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
The 5-Year Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 5-Year Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 5-Year Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 5-Year Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2025.
As of September 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $61 million of letters of credit were outstanding as of September 30, 2025. As of December 31, 2024, $132 million was outstanding under this revolving credit facility. No letters of credit were outstanding as of December 31, 2024. Letters of credit are issued in the ordinary course of business and reduce the amount we may borrow under this revolving credit facility.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The 364-Day Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 364-Day Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 364-Day Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 364-Day Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2025.
As of September 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of September 30, 2025, we had $1.1 billion in borrowings outstanding under our commercial paper program with a weighted average annual interest rate of 4.34%. As of December 31, 2024, we had $175 million in borrowings outstanding under our commercial paper program. At any point in time, the company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of September 30, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.    Leases
We are the lessee in contracts for our office space tenancies, for leased vehicles, for office space in our flexible workplace solutions business, Industrious, and for leases of land in our global development business. As it relates to service arrangements, we monitor these types of contracts to evaluate whether they meet the definition of a lease.
 Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	September 30, 2025	December 31, 2024
Assets
Operating (1)	Operating lease assets	$2,012	$1,198
Financing	Other assets	294	260
Total leased assets		$2,306	$1,458
Liabilities
Current:
Operating (2)	Operating lease liabilities	$277	$200
Financing	Other current liabilities	53	43
Non-current:
Operating (2)	Non-current operating lease liabilities	2,098	1,307
Financing	Other liabilities	142	122
Total lease liabilities		$2,570	$1,672
________________________________________________________________________________________________________________________________________
(1)Operating lease assets as of September 30, 2025 includes operating lease assets acquired from Industrious.
(2)Current and non-current operating lease liabilities as of September 30, 2025 include operating lease liabilities acquired from Industrious.
Supplemental cash flow information and non-cash activity related to our operating and financing leases are as follows (dollars in millions):

	Nine Months Ended September 30,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$872	$89
Right-of-use assets obtained in exchange for new financing lease liabilities	63	58
Other non-cash increases in operating lease right-of-use assets (2)	78	132
Other non-cash decreases in financing lease right-of-use assets (2)	(8)	(9)
________________________________________________________________________________________________________________________________________
(1)Increase in right-of-use assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2025 primarily relates to Industrious acquisition.
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $48.4 billion at September 30, 2025, of which $45.3 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2025 and December 31, 2024, CBRE MCI had $165 million and $160 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $68 million and $63 million as of September 30, 2025 and December 31, 2024, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $1.6 billion (including $972 million of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2025.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL Program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both September 30, 2025 and December 31, 2024, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $347 million as of September 30, 2025, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $170 million as of September 30, 2025 referred to in the preceding paragraphs are included in the $347 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $189 million as of September 30, 2025, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $189 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of September 30, 2025, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of September 30, 2025 and December 31, 2024, outstanding performance and payment bonds approximated $968 million and $808 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of September 30, 2025 and December 31, 2024, we had short-term deferred and contingent consideration of $234 million and $199 million, respectively, which was included within accounts payable and accrued expenses, and long-term deferred and contingent consideration of $105 million and $93 million, respectively, which was included within other liabilities in the accompanying consolidated balance sheets.
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The company had indirect tax liabilities primarily related to sales and use tax of $94 million and $91 million as of September 30, 2025 and December 31, 2024, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax laws, or new tax laws. We are currently under audit in several jurisdictions. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of September 30, 2025, we had aggregate future commitments of $187 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $357 million and $62 million to consolidated and unconsolidated projects, respectively, as of September 30, 2025.
Also refer to Note 17 – Telford Fire Safety Remediation for the details relating to the provision associated with fire safety remediation efforts by our subsidiary, Telford Homes.
13.    Income Taxes
Our provision for income taxes on a consolidated basis was $91 million for the three months ended September 30, 2025 as compared to a provision for income taxes of $67 million for the three months ended September 30, 2024. The increase of $24 million is primarily related to an increase in earnings and favorable permanent book tax differences. Our effective tax rate decreased to 18.7% for the three months ended September 30, 2025 from 21.5% for the three months ended September 30, 2024.
Our provision for income taxes on a consolidated basis was $203 million for the nine months ended September 30, 2025 as compared to a provision for income taxes of $70 million for the nine months ended September 30, 2024. The increase of $133 million is primarily related to an increase in current year earnings, favorable permanent book tax differences, and a reversal of unrecognized tax positions in the prior year. Our effective tax rate increased to 19.7% for the nine months ended September 30, 2025 from 11.6% for the nine months ended September 30, 2024.
Our effective tax rates for the three and nine months ended September 30, 2025 were different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and favorable permanent book tax differences.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On July 4, 2025, the U.S. federal government enacted H.R.1, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The 2025 impacts of the OBBBA are insignificant based on our current operations.
As of September 30, 2025 and December 31, 2024, the company had gross unrecognized tax benefits of $364 million and $347 million, respectively.
14.    Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$363	$225	$741	$481
Weighted average shares outstanding for basic income per share	297,557,891	306,253,811	298,589,340	306,269,264
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.22	$0.73	$2.48	$1.57

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$363	$225	$741	$481
Weighted average shares outstanding for basic income per share	297,557,891	306,253,811	298,589,340	306,269,264
Dilutive effect of contingently issuable shares	2,699,439	2,051,202	2,461,001	2,011,847
Weighted average shares outstanding for diluted income per share	300,257,330	308,305,013	301,050,341	308,281,111
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.21	$0.73	$2.46	$1.56
No shares were excluded from the computation of diluted income per share for the three months ended September 30, 2025. For the nine months ended September 30, 2025, 331,034 of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
For the three and nine months ended September 30, 2024, 5,875 and 238,815, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of September 30, 2025. The board also extended the term of the 2024 program through December 31, 2029.
We did not repurchase any shares of our common stock during the three months ended September 30, 2025 under the 2024 program. During the nine months ended September 30, 2025, we repurchased 5,185,163 shares of our common stock with an average price of $127.82 per share for an aggregate of $663 million under the 2024 program. As of September 30, 2025, we had approximately $5.2 billion of capacity remaining under the 2024 program.
During the three months ended September 30, 2024, we repurchased 567,209 shares of our common stock with an average price of $109.20 per share for an aggregate of $62 million under the 2024 program. During the nine months ended September 30, 2024, we repurchased 1,121,950 shares of our common stock with an average price of $98.35 per share for an aggregate of $110 million under the 2024 program.

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
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended September 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$5,137	$—	$—	$—	$5,137
Project management	—	—	2,027	—	—	2,027
Advisory leasing	1,145	—	—	—	—	1,145
Advisory sales	544	—	—	—	—	544
Property management	—	657	—	—	(9)	648
Valuation	194	—	—	—	—	194
Other portfolio services	90	—	—	—	—	90
Commercial mortgage origination (1)	55	—	—	—	—	55
Loan servicing (2)	47	—	—	—	—	47
Investment management	—	—	—	148	—	148
Development services	—	—	—	61	—	61
Topic 606 Revenue	2,075	5,794	2,027	209	(9)	10,096
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	80	—	—	—	—	80
Loan servicing	80	—	—	—	—	80
Development services (3)	—	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	160	—	—	2	—	162
Total Revenue	$2,235	$5,794	$2,027	$211	$(9)	$10,258

	Three Months Ended September 30, 2024
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,638	$—	$—	$—	$4,638
Project management	—	—	1,683	—	—	1,683
Advisory leasing	974	—	—	—	—	974
Advisory sales	420	—	—	—	—	420
Property management	—	507	—	—	(7)	500
Valuation	178	—	—	—	—	178
Other portfolio services	96	—	—	—	—	96
Commercial mortgage origination (1)	44	—	—	—	—	44
Loan servicing (2)	24	—	—	—	—	24
Investment management	—	—	—	196	—	196
Development services	—	—	—	104	—	104
Topic 606 Revenue	1,736	5,145	1,683	300	(7)	8,857
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	71	—	—	—	—	71
Loan servicing	106	—	—	—	—	106
Development services (3)	—	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	177	—	—	2	—	179
Total Revenue	$1,913	$5,145	$1,683	$302	$(7)	$9,036

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$15,024	$—	$—	$—	$15,024
Project management	—	—	5,444	—	—	5,444
Advisory leasing	3,001	—	—	—	—	3,001
Advisory sales	1,364	—	—	—	—	1,364
Property management	—	1,889	—	—	(20)	1,869
Valuation	573	—	—	—	—	573
Other portfolio services	267	—	—	—	—	267
Commercial mortgage origination (1)	155	—	—	—	—	155
Loan servicing (2)	136	—	—	—	—	136
Investment management	—	—	—	447	—	447
Development services	—	—	—	204	—	204
Topic 606 Revenue	5,496	16,913	5,444	651	(20)	28,484
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	196	—	—	—	—	196
Loan servicing	233	—	—	—	—	233
Development services (3)	—	—	—	8	—	8
Total Out of Scope of Topic 606 Revenue	429	—	—	8	—	437
Total Revenue	$5,925	$16,913	$5,444	$659	$(20)	$28,921

	Nine Months Ended September 30, 2024
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$13,263	$—	$—	$—	$13,263
Project management	—	—	4,766	—	—	4,766
Advisory leasing	2,582	—	—	—	—	2,582
Advisory sales	1,129	—	—	—	—	1,129
Property management	—	1,437	—	—	(16)	1,421
Valuation	528	—	—	—	—	528
Other portfolio services	282	—	—	—	—	282
Commercial mortgage origination (1)	117	—	—	—	—	117
Loan servicing (2)	143	—	—	—	—	143
Investment management	—	—	—	494	—	494
Development services	—	—	—	261	—	261
Topic 606 Revenue	4,781	14,700	4,766	755	(16)	24,986
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	144	—	—	—	—	144
Loan servicing	226	—	—	—	—	226
Development services (3)	—	—	—	7	—	7
Total Out of Scope of Topic 606 Revenue	370	—	—	7	—	377
Total Revenue	$5,151	$14,700	$4,766	$762	$(16)	$25,363
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities
We had contract assets totaling $535 million ($415 million of which was current) and $489 million ($400 million of which was current) as of September 30, 2025 and December 31, 2024, respectively.
We had contract liabilities totaling $382 million (all of which was current) and $375 million (all of which was current) as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, we recognized revenue of $58 million and $206 million, respectively, that was included in the contract liability balance at December 31, 2024.
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
Segment operating profit (SOP) is the measure reported to Robert Sulentic, CBRE’s Chair and Chief Executive Officer (CEO), who is our chief operating decision maker (CODM) for purposes of assessing performance and making decisions about allocating resources to each segment. The CODM uses SOP results compared to prior periods and previously forecasted amounts to assess performance and identify trends of ongoing operations within each segment. SOP excludes the impact of certain costs and charges that may obscure the underlying performance of our businesses and related trends, including restructuring charges and other costs incurred, which are outside the ordinary course of business. SOP represents earnings, inclusive of amounts attributable to non-controlling interests, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, and asset impairments. In addition, management excludes the following costs from SOP (Other segment adjustments):
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•the impact of fair value adjustments related to unconsolidated equity investments,
•business and finance transformation,
•costs associated with efficiency and cost-reduction initiatives,
•costs incurred related to legal entity restructuring, and
•provision associated with Telford’s fire safety remediation efforts.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in millions):

Three Months Ended September 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	2,235	5,794	2,027	211	(9)	10,258
Pass-through costs (1)	13	3,085	1,113	—	—	4,211
Cost of revenue, excluding pass-through costs	1,298	2,119	639	39	(2)	4,093
Operating expenses and allocations	481	348	124	192	183	1,328
Other adjustments to segment operating profit (loss):
Equity income from unconsolidated subsidiaries	—	3	—	49	1	53
Other income	1	1	—	—	1	3
Gain on disposition of real estate	—	—	—	33	3	36
Other segment adjustments (2)	—	39	2	11	51	103
Segment operating profit (loss)	$444	$285	$153	$73	$(134)	$821

Three Months Ended September 30, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	1,913	5,145	1,683	302	(7)	9,036
Pass-through costs (1)	17	2,804	897	—	—	3,718
Cost of revenue, excluding pass-through costs	1,105	1,830	541	60	(2)	3,534
Operating expenses and allocations	447	282	117	229	162	1,237
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(9)	—	1	14	(10)	(4)
Other income (loss)	2	(1)	—	8	3	12
Loss on disposition of real estate	—	—	—	(1)	—	(1)
Other segment adjustments (2)	22	16	—	33	55	126
Segment operating profit (loss)	$359	$244	$129	$67	$(119)	$680

Nine Months Ended September 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	5,925	16,913	5,444	659	(20)	28,921
Pass-through costs (1)	39	9,147	2,909	—	—	12,095
Cost of revenue, excluding pass-through costs	3,403	6,095	1,797	121	—	11,416
Operating expenses and allocations	1,364	983	365	540	542	3,794
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	—	(14)	—	40	24	50
Other income (loss)	4	6	1	—	(1)	10
Gain on disposition of real estate	—	—	—	52	3	55
Other segment adjustments (2)	2	82	13	33	180	310
Segment operating profit (loss)	$1,125	$762	$387	$123	$(356)	$2,041

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	5,151	14,700	4,766	762	(16)	25,363
Pass-through costs (1)	43	8,114	2,472	—	—	10,629
Cost of revenue, excluding pass-through costs	2,941	5,165	1,622	161	3	9,892
Operating expenses and allocations	1,304	885	320	586	443	3,538
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(8)	4	—	29	(102)	(77)
Other income	2	1	2	6	15	26
Gain on disposition of real estate	—	—	—	12	—	12
Other segment adjustments (2)	22	76	(22)	49	137	262
Segment operating profit (loss)	$879	$617	$332	$111	$(412)	$1,527
________________________________________________________________________________________________________________________________________
(1)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
(2)Other segment adjustments, as defined above.
(3)Eliminations represent revenue from transactions between operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and Amortization
Advisory Services	$69	$67	$203	$192
Building Operations & Experience	65	67	196	169
Project Management	28	26	78	83
Real Estate Investments	2	4	8	10
Corporate, other and eliminations	17	14	55	43
Total depreciation and amortization	$181	$178	$540	$497

Equity income (loss) from unconsolidated subsidiaries
Advisory Services	$—	$(9)	$—	$(8)
Building Operations & Experience	3	—	(14)	4
Project Management	—	1	—	—
Real Estate Investments	49	14	40	29
Corporate, other and eliminations	1	(10)	24	(102)
Equity income (loss) from unconsolidated subsidiaries	$53	$(4)	$50	$(77)

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to CBRE Group, Inc.	$363	$225	$741	$481
Net income attributable to non-controlling interests	33	20	86	54
Net income	396	245	827	535
Adjustments to increase (decrease) net income:
Depreciation and amortization	181	178	540	497
Interest expense, net of interest income	50	64	159	163
Write-off of financing costs on extinguished debt	—	—	2	—
Provision for income taxes	91	67	203	70
Integration and other costs related to acquisitions	60	22	204	30
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3	(4)	10	12
Charges related to indirect tax audits and settlements	—	25	(1)	39
Net results related to the wind-down of certain businesses (1)	30	—	44	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	9	2	9
Business and finance transformation	10	—	38	—
Costs associated with efficiency and cost-reduction initiatives	—	41	13	137
Costs incurred related to legal entity restructuring	—	—	—	2
Provision associated with Telford’s fire safety remediation efforts	—	33	—	33
Total segment operating profit	$821	$680	$2,041	$1,527

________________________________________________________________________________________________________________________________________
(1)    In the first quarter of 2025, management made the decision to wind down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the U.K. under a new business model under which the company does not self-perform general contracting. In the third quarter of 2025, management made the decision to wind down certain businesses within the BOE Segment.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
United States	$5,736	$5,210	$16,431	$14,302
United Kingdom	1,446	1,257	4,066	3,537
All other countries	3,076	2,569	8,424	7,524
Total revenue	$10,258	$9,036	$28,921	$25,363
17.     Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $196 million (of which $129 million was current) and $204 million (of which $102 million was current) as of September 30, 2025 and December 31, 2024, respectively, related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes.
The estimated cost of remediation was based on the best information available at that time, acknowledging the subjective, highly complex, and variable nature of these remediation costs. Key variables previously identified included individual remediation requirements, time for completion, cost and availability of materials, potential discoveries made during remediation, investigation costs, availability of qualified fire safety engineers, potential business disruption costs, and changes to or new regulations and regulatory approval.
During the three months ended September 30, 2025, developments have occurred that, while reinforcing the probability of additional remediation obligations, have introduced a high degree of uncertainty regarding the ultimate scope, nature, and cost of these works. These developments include, but are not limited to, evolving regulatory interpretation, expanded scope of required works, conflicting technical assessments and increased commercial and operational uncertainty.
We are actively working to navigate these complexities and will continue to evaluate the potential impact on the company’s estimates as further information emerges on regulatory expectations, design requirements, and contractor pricing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three and nine months ended September 30, 2025 should be read in conjunction with our consolidated financial statements and related notes included in our 2024 Annual Report on Form 10-K (2024 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Business Environment
The operating environment for commercial real estate has improved considerably in 2025. This is evident in notably strong occupier demand for office, data center and industrial leases, particularly in the U.S., as well as increased real estate sales activity. Large occupiers’ growing appetite for outsourcing services underpins demand for facilities management and project management work. We continue to monitor the potential impact of U.S. trade policy, including higher tariffs, but to date, have not seen a material effect on capital deployment or real estate occupancy decisions.
Capital Allocation
We did not repurchase any shares during the third quarter of 2025. We repurchased approximately $663 million worth of shares through the nine months ended September 30, 2025, while maintaining substantial liquidity to finance future growth.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2025		2024		2025		2024
Revenue:
Facilities management	$5,137	50.1%	$4,638	51.3%	$15,024	51.9%	$13,263	52.3%
Property management	657	6.4%	507	5.6%	1,889	6.5%	1,437	5.7%
Project management	2,027	19.8%	1,683	18.6%	5,444	18.8%	4,766	18.8%
Advisory leasing	1,145	11.2%	974	10.8%	3,001	10.4%	2,582	10.2%
Valuation	194	1.9%	178	2.0%	573	2.0%	528	2.1%
Loan servicing	127	1.2%	130	1.4%	369	1.3%	369	1.5%
Other portfolio services	90	0.9%	96	1.1%	267	0.9%	282	1.1%
Capital markets:
Advisory sales	544	5.3%	420	4.6%	1,364	4.7%	1,129	4.5%
Commercial mortgage origination	135	1.3%	115	1.3%	351	1.2%	261	1.0%
Investment management	148	1.4%	196	2.2%	447	1.5%	494	1.9%
Development services	63	0.6%	106	1.2%	212	0.7%	268	1.1%
Corporate, other and eliminations	(9)	(0.1)%	(7)	(0.1)%	(20)	(0.1)%	(16)	(0.1)%
Total revenue	10,258	100.0%	9,036	100.0%	28,921	100.0%	25,363	100.0%
Costs and expenses:
Pass-through costs (2)	4,211	41.1%	3,718	41.1%	12,095	41.8%	10,629	41.9%
Cost of revenue, excluding pass-through costs	4,093	39.9%	3,534	39.1%	11,416	39.5%	9,892	39.0%
Operating, administrative and other	1,328	12.9%	1,237	13.7%	3,794	13.1%	3,538	13.9%
Depreciation and amortization	181	1.8%	178	2.0%	540	1.9%	497	2.0%
Total costs and expenses	9,813	95.7%	8,667	95.9%	27,845	96.3%	24,556	96.8%
Gain (loss) on disposition of real estate	36	0.4%	(1)	0.0%	55	0.2%	12	0.0%
Operating income	481	4.7%	368	4.1%	1,131	3.9%	819	3.2%
Equity income (loss) from unconsolidated subsidiaries	53	0.5%	(4)	0.0%	50	0.2%	(77)	(0.3)%
Other income	3	0.0%	12	0.1%	10	0.0%	26	0.1%
Interest expense, net of interest income	50	0.5%	64	0.7%	159	0.5%	163	0.6%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	2	0.0%	—	0.0%
Income before provision for income taxes	487	4.7%	312	3.5%	1,030	3.6%	605	2.4%
Provision for income taxes	91	0.9%	67	0.7%	203	0.7%	70	0.3%
Net income	396	3.9%	245	2.7%	827	2.9%	535	2.1%
Less: Net income attributable to non-controlling interests	33	0.3%	20	0.2%	86	0.3%	54	0.2%
Net income attributable to CBRE Group, Inc.	$363	3.5%	$225	2.5%	$741	2.6%	$481	1.9%
Core EBITDA	$821	8.0%	$688	7.6%	$2,019	7.0%	$1,618	6.4%
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue.
(2)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
We reported consolidated net income of $363 million for the quarter, on revenue of $10.3 billion as compared to consolidated net income of $225 million on revenue of $9.0 billion in the prior year.
The revenue increase of 13.5% reflected growth in leasing activity, particularly for office space, industrial and data centers, along with increased revenue from commercial mortgage origination and property sales in the Advisory segment and continued growth in the Business Operations & Experience (BOE) segment, which benefited from strong new business activity, contract expansions and acquisitions. Revenue from our Project Management segment increased, driven by strength in the United Kingdom, the Middle East and North America. Revenue decreased in the Real Estate Investments (REI) segment, driven by incentive fees recognized in the prior year quarter.
Foreign currency translation had a 1.7% positive impact on revenue, reflecting strength in the euro and British pound sterling partially offset by weakness in the Indian rupee.
Pass-through costs increased 13.3% during the quarter as compared to the same period in 2024 primarily due to revenue growth in the BOE and Project Management segments. Foreign currency translation had a 1.8% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 15.8% during the quarter as compared to the same period in 2024 primarily due to revenue growth consisting of higher commission expense and employee compensation, as well as higher indirect reimbursed costs. Foreign currency translation had a 1.6% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs increased slightly to 39.9% of total revenue from 39.1% driven by higher costs to support growth in revenues.
Operating, administrative and other expenses increased 7.4% during the quarter as compared to the same period in 2024. The increase was driven by an increase in third-party fees related to acquisitions and integration activities, along with an increase in employee compensation, driven by revenue growth. Foreign currency translation had a 1.7% negative impact on total operating expenses during the quarter. Operating, administrative and other expenses as a percentage of revenue decreased to 12.9% in the third quarter 2025 from 13.7% in the third quarter 2024, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 1.7% during the quarter, as compared to the same period in 2024, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions, such as Industrious.
Gain on disposition of real estate increased by $36 million during the quarter, driven by monetization of real estate development assets in the REI segment.
We recorded equity income from unconsolidated subsidiaries of approximately $53 million, compared to equity loss of $4 million in the third quarter 2024, primarily due to positive co-investment returns and sales in the current quarter.
Interest expense, net of interest income, decreased by 21.9%, compared with the third quarter 2024. This decrease was primarily attributable to increased net investment hedging activity, offset by the impact of increased commercial paper borrowings and the issuance of senior term loans and new senior unsecured notes.
Our provision for income taxes on a consolidated basis was $91 million for the three months ended September 30, 2025 as compared to a provision for income taxes of $67 million for the three months ended September 30, 2024. The increase of $24 million is primarily related to an increase in current year earnings and favorable permanent book tax differences. Our effective tax rate decreased to 18.7% for the three months ended September 30, 2025 from 21.5% for the three months ended September 30, 2024. Our effective tax rate for the three months ended September 30, 2025 is different than the U.S. federal statutory tax rate of 21.0%, primarily due to U.S. state taxes and favorable permanent book tax differences.
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

On July 4, 2025, the U.S. Government enacted, H.R.1, the One Big Beautiful Bill Act ("OBBBA"), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The 2025 impacts of the OBBBA are insignificant based on our current operations.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
We reported consolidated net income of $741 million for the nine months ended September 30, 2025 on revenue of $28.9 billion as compared to consolidated net income of $481 million on revenue of $25.4 billion for the nine months ended September 30, 2024.
The revenue increase of 14.0% reflected growth in leasing activity, particularly for office space, industrial and data centers, along with increased revenue from commercial mortgage origination and property sales in the Advisory segment and continued growth in the BOE segment, which benefited from strong new business activity, contract expansions and acquisitions. Revenue from our Project Management segment increased, driven by continued strong performance from the United Kingdom, North America and the Middle East. Revenue decreased in the REI segment, driven by lower carried interest and incentive fees recognized in the prior year.
Foreign currency translation had a 0.4% positive impact on total revenue during the nine months ended September 30, 2025, primarily driven by strength in the British pound sterling and euro, partially offset by weakness in the Canadian dollar, Australian dollar, Indian rupee and Mexican peso.
Pass-through costs increased 13.8% during the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to revenue growth in the BOE and Project Management segments. Foreign currency translation had a 0.4% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 15.4% during the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to revenue growth consisting of higher commission expense and employee compensation, as well as higher indirect reimbursed costs. Foreign currency translation had a 0.3% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs increased slightly to 39.5% of total revenue from 39.0%.
Operating, administrative and other expenses increased 7.2% as compared to the same period last year. The increase was driven by an increase in third-party fees related to acquisitions and integration activities, along with an increase in bad debt expenses and employee compensation, driven by revenue growth. Foreign currency translation had a 0.3% negative impact on total operating expenses during the nine months ended September 30, 2025. Operating, administrative and other expenses as a percentage of revenue decreased to 13.1% from 13.9%, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 8.7% during the nine months ended September 30, 2025 as compared to the same period in 2024, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions, such as Industrious.
Gain on disposition of real estate increased by $43 million during the nine months ended September 30, 2025, driven by monetization of real estate development assets in the REI segment.
We reported equity income of $50 million during the nine months ended September 30, 2025 compared to equity loss of $77 million in the same period in 2024. This was primarily driven by positive co-investment returns and sales in the current period, compared to higher unrealized equity losses in the prior period, driven by a fair value adjustment related to our non-core strategic equity investment in Altus.
Interest expense, net of interest income, decreased by 2.5% for the nine months ended September 30, 2025, compared to the same period in 2024. This decrease was primarily due to the impact of net investment hedging activity, partially offset by the impact of increased commercial paper borrowings and the issuance of senior term loans and new senior unsecured notes.
Our provision for income taxes on a consolidated basis was $203 million for the nine months ended September 30, 2025 as compared to a provision for income taxes of $70 million for the nine months ended September 30, 2024. The increase of $133 million is primarily related to an increase in earnings, favorable permanent book tax differences, and a prior year benefit for the reversal of unrecognized tax positions. Our effective tax rate increased to 19.7% for the nine months ended September 30, 2025 from 11.6% for the nine months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and favorable permanent book tax differences.

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

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2025		2024		2025		2024
Revenue:
Advisory leasing	$1,145	51.2%	$974	50.9%	$3,001	50.6%	$2,582	50.1%
Valuation	194	8.7%	178	9.3%	573	9.7%	528	10.3%
Loan servicing	127	5.7%	130	6.8%	369	6.2%	369	7.2%
Other portfolio services	90	4.0%	96	5.0%	267	4.5%	282	5.5%
Capital markets:
Advisory sales	544	24.3%	420	22.0%	1,364	23.0%	1,129	21.9%
Commercial mortgage origination	135	6.0%	115	6.0%	351	5.9%	261	5.1%
Total segment revenue	2,235	100.0%	1,913	100.0%	5,925	100.0%	5,151	100.0%
Costs and expenses:
Pass-through costs (2)	13	0.6%	17	0.9%	39	0.7%	43	0.8%
Cost of revenue, excluding pass-through costs	1,298	58.1%	1,105	57.8%	3,403	57.4%	2,941	57.1%
Operating, administrative and other	481	21.5%	447	23.4%	1,364	23.0%	1,304	25.3%
Depreciation and amortization	69	3.1%	67	3.5%	203	3.4%	192	3.7%
Total costs and expenses	1,861	83.3%	1,636	85.5%	5,009	84.5%	4,480	87.0%
Operating income	374	16.7%	277	14.5%	916	15.5%	671	13.0%
Equity loss from unconsolidated subsidiaries	—	0.0%	(9)	(0.5)%	—	0.0%	(8)	(0.2)%
Other income	1	0.0%	2	0.1%	4	0.1%	2	0.0%
Add-back: Depreciation and amortization	69	3.1%	67	3.5%	203	3.4%	192	3.7%
Adjustments:
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	0.0%	9	0.5%	2	0.0%	9	0.2%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	13	0.7%	—	0.0%	13	0.3%
Segment operating profit	$444		$359		$1,125		$879
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue.
(2)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue increased 16.8% during the quarter compared to the same period in 2024. Property sales revenue grew 29.5%, led by office, industrial, land and data centers in the U.S., APAC and Europe. Globally, sales grew double-digits across office, industrial and multifamily. Global leasing revenue rose 17.6%, led by data centers, office and industrial leasing driven by Americas which grew 19.1%, including 17.9% in the United States and APAC which grew 21.6%.
Foreign currency translation had a 1.0% positive impact on total revenue during the quarter, primarily driven by strength in the euro and British pound sterling partially offset by weakness in the Australian dollar and Indian rupee.
Cost of revenue, excluding pass-through costs increased 17.5%, primarily reflecting business growth and higher commission expense. Foreign currency translation had a 0.9% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs as a percentage of total revenue increased slightly to 58.1% compared to the same period in 2024, as costs of revenue increased proportionately with the increase in revenue.

Operating, administrative and other expenses increased by 7.6%, as compared to the same period in 2024, primarily due to higher employee compensation and business promotion, advertising and travel expenses driven by the growth in the business. Foreign currency translation had a 1.3% negative impact on total operating expenses.
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
For the three months ended September 30, 2025, MSRs contributed $41 million to operating income, offset by $36 million of amortization of related intangible assets. The MSR contribution to third quarter 2024 operating income was $38 million and amortization totaled $36 million. The increase was associated with higher origination activity given an increase in financing activities and strong performance in both agency and non-agency lending.
Depreciation and amortization expense increased 3.0% primarily due to higher amortization of mortgage servicing rights as described above.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue increased 15.0% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Property sales revenue increased 20.8%, led by office, industrial, land and data centers in the U.S., APAC and Europe. Global leasing revenue rose 16.2%, led by data centers, office and industrial leasing driven by Americas which grew 17.8%, including 18.1% in the United States and the United Kingdom, which grew 15.3%.
Foreign currency translation had a 0.1% positive impact on total revenue during the nine months ended September 30, 2025, primarily driven by strength in the British pound sterling and euro, partially offset by weakness in the Australian dollar and Canadian dollar.
Cost of revenue, excluding pass-through costs increased 15.7%, primarily reflecting business growth and higher commission expense. Foreign currency translation had a negligible impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs slightly increased to 57.4% of total revenue from 57.1% for the same period in 2024 primarily due to escalating commission payouts driven by strong revenue growth.
Operating, administrative and other expenses increased by 4.6% for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher employee compensation, higher business promotion, advertising and travel expense, driven by growth in the business. Foreign currency translation had a 0.1% positive impact on total operating expenses.
For the nine months ended September 30, 2025, MSRs contributed $96 million to operating income, offset by $108 million of amortization of related intangible assets. For the nine months ended September 30, 2024, MSRs contributed $74 million to operating income, offset by $104 million of amortization of related intangible assets. The increase was associated with higher origination activity given an increase in financing activities.
Depreciation and amortization expense increased 5.7% primarily due to higher amortization of mortgage servicing rights as described above.

Building Operations & Experience
The following table summarizes our results of operations for our Building Operations & Experience (BOE) operating segment for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2025		2024		2025		2024
Revenue:
Facilities management	$5,137	88.7%	$4,638	90.1%	$15,024	88.8%	$13,263	90.2%
Property management	657	11.3%	507	9.9%	1,889	11.2%	1,437	9.8%
Total segment revenue	5,794	100.0%	5,145	100.0%	16,913	100.0%	14,700	100.0%
Costs and expenses:
Pass-through costs (2)	3,085	53.2%	2,804	54.5%	9,147	54.1%	8,114	55.2%
Cost of revenue, excluding pass-through costs	2,119	36.6%	1,830	35.6%	6,095	36.0%	5,165	35.1%
Operating, administrative and other	348	6.0%	282	5.5%	983	5.8%	885	6.0%
Depreciation and amortization	65	1.1%	67	1.3%	196	1.2%	169	1.1%
Total costs and expenses	5,617	96.9%	4,983	96.9%	16,421	97.1%	14,333	97.5%
Operating income	177	3.1%	162	3.1%	492	2.9%	367	2.5%
Equity income (loss) from unconsolidated subsidiaries	3	0.1%	—	0.0%	(14)	(0.1)%	4	0.0%
Other income (loss)	1	0.0%	(1)	0.0%	6	0.0%	1	0.0%
Add-back: Depreciation and amortization	65	1.1%	67	1.3%	196	1.2%	169	1.1%
Adjustments:
Integration and other costs related to acquisitions	17	0.3%	5	0.1%	60	0.4%	35	0.2%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	11	0.2%	—	0.0%	41	0.3%
Net results related to the wind-down of certain businesses (3)	22	0.4%	—	0.0%	22	0.1%	—	0.0%
Segment operating profit	$285		$244		$762		$617
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue.
(2)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
(3)In the third quarter of 2025, management made the decision to wind down certain businesses within the BOE Segment.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue increased 12.6%, reflecting a double-digit increase in property management and facilities management, primarily due to growth in clients driving increased management fees and reimbursements as well as the impact from acquisitions. Foreign currency translation had a 1.9% positive impact on total revenue during the quarter, primarily driven by strength in the euro and British pound sterling, partially offset by weakness in the Indian rupee.
Pass-through costs increased 10.0% during the quarter as compared to the same period in 2024 primarily due to revenue growth in the BOE segment. Foreign currency translation had a 1.9% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 15.8%, driven primarily by higher professional compensation and indirect managed spend, due to revenue growth, as well as an increase driven by acquisitions. Foreign currency translation had a 1.8% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.6% of total revenue, and increased compared to 35.6% in the third quarter 2024.
Operating, administrative and other expenses increased 23.4%, primarily due to higher employee compensation and benefit expenses and an increase in bad debt expense. Foreign currency translation had a 2.1% negative impact on total operating expenses during the quarter.
Depreciation and amortization expense decreased 3.0%, reflecting lower amortization expense related to intangibles assets, which became fully-amortized.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue increased 15.1% for the nine months ended September 30, 2025 as compared to the same period in 2024, reflecting a double-digit increase in property management and facilities management, primarily due to growth in clients driving increased management fees well as the impact from acquisitions. Foreign currency translation had a 0.5% positive impact on total revenue, primarily driven by strength in the British pound sterling and euro, partially offset by weakness in the Canadian dollar, Indian rupee and Mexican peso.
Pass-through costs increased 12.7% during the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to revenue growth in the BOE segment. Foreign currency translation had a 0.4% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 18.0%, driven by higher professional compensation and indirect managed spend, due to revenue growth, as well as an increase driven by acquisitions. Foreign currency translation had a 0.4% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.0% of total revenue, an increase from 35.1% for the nine months ended September 30, 2024.
Operating, administrative and other expenses increased 11.1%, primarily due to higher employee compensation and benefit expenses and an increase in bad debt, business promotion, advertising and travel expenses. Foreign currency translation had a 0.6% negative impact on total operating expenses during the nine months ended September 30, 2025.
Depreciation and amortization expense increased 16.0%, reflecting higher expense related to intangibles from recent acquisitions such as Industrious.

Project Management
The following table summarizes our results of operations for our Project Management operating segment for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2025		2024		2025		2024
Segment revenue	2,027	100.0%	1,683	100.0%	5,444	100.0%	4,766	100.0%
Costs and expenses:
Pass-through costs (2)	1,113	54.9%	897	53.3%	2,909	53.4%	2,472	51.9%
Cost of revenue, excluding pass-through costs	639	31.5%	541	32.1%	1,797	33.0%	1,622	34.0%
Operating, administrative and other	124	6.1%	117	7.0%	365	6.7%	320	6.7%
Depreciation and amortization	28	1.4%	26	1.5%	78	1.4%	83	1.7%
Total costs and expenses	1,904	93.9%	1,581	93.9%	5,149	94.6%	4,497	94.4%
Operating income	123	6.1%	102	6.1%	295	5.4%	269	5.6%
Equity income from unconsolidated subsidiaries	—	0.0%	1	0.1%	—	0.0%	—	0.0%
Other income	—	0.0%	—	0.0%	1	0.0%	2	0.0%
Add-back: Depreciation and amortization	28	1.4%	26	1.5%	78	1.4%	83	1.7%
Adjustments:
Integration and other costs related to acquisitions	2	0.1%	—	0.0%	13	0.2%	(22)	(0.5)%
Segment operating profit	$153		$129		$387		$332
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
(2)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue increased 20.4% due to strong business activity in the United Kingdom, the Middle East and North America and increased revenue from pass-through costs. Foreign currency translation had a 1.9% positive impact on total revenue during the quarter, primarily driven by strength in the British pound sterling and euro.
Pass-through costs increased 24.1% during the quarter as compared to the same period in 2024 primarily due to revenue growth in the Project Management segment. Foreign currency translation had a 1.5% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 18.1%, driven by increased professional compensation. Foreign currency translation had a 2.2% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 31.5% of total revenue, slightly down from 32.1% in the third quarter 2024.
Operating, administrative and other expenses increased 6.0%, primarily due to higher employee compensation expenses and higher business promotion, advertising and travel expense. Foreign currency translation had a 2.6% negative impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 7.7%, reflecting higher depreciation expense.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue increased 14.2% for the nine months ended September 30, 2025, due to strong business activity and increased revenue from pass-through costs. Foreign currency translation had a 0.5% positive impact on total revenue, primarily driven by strength in the British pound sterling and euro partially offset by weakness in the Indian rupee, Australian dollar and Mexican peso.
Pass-through costs increased 17.7% during the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to revenue growth in the Project Management segment. Foreign currency translation had a 0.3% negative impact on pass-through costs.

Cost of revenue, excluding pass-through costs increased 10.8%, driven by increased professional compensation. Foreign currency translation had a 0.6% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 33.0% of total revenue, a slight decrease from 34.0% for the nine months ended September 30, 2024.
Operating, administrative and other expenses increased 14.1%, primarily due to higher employee compensation expenses. Foreign currency translation had a 1.0% negative impact on total operating expenses during the nine months ended September 30, 2025.
Depreciation and amortization expense decreased 6.0%, reflecting lower amortization expense due to intangible assets being fully amortized in 2024.

Real Estate Investments
The following table summarizes our results of operations for our Real Estate Investments (REI) operating segment for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2025		2024		2025		2024
Revenue:
Investment management	$148	70.1%	$196	64.9%	$447	67.8%	$494	64.8%
Development services	63	29.9%	106	35.1%	212	32.2%	268	35.2%
Total segment revenue	211	100.0%	302	100.0%	659	100.0%	762	100.0%
Costs and expenses:
Cost of revenue	39	18.5%	60	19.9%	121	18.4%	161	21.1%
Operating, administrative and other	192	91.0%	229	75.8%	540	81.9%	586	76.9%
Depreciation and amortization	2	0.9%	4	1.3%	8	1.2%	10	1.3%
Total costs and expenses	233	110.4%	293	97.0%	669	101.5%	757	99.3%
Gain (loss) on disposition of real estate	33	15.6%	(1)	(0.3)%	52	7.9%	12	1.6%
Operating income	11	5.2%	8	2.6%	42	6.4%	17	2.2%
Equity income from unconsolidated subsidiaries	49	23.2%	14	4.6%	40	6.1%	29	3.8%
Other income	—	0.0%	8	2.6%	—	0.0%	6	0.8%
Add-back: Depreciation and amortization	2	0.9%	4	1.3%	8	1.2%	10	1.3%
Adjustments:
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3	1.4%	(4)	(1.3)%	10	1.5%	12	1.6%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	4	1.3%	1	0.2%	4	0.5%
Net results related to the wind-down of certain businesses (2)	8	3.8%	—	0.0%	22	3.3%	—	0.0%
Provision associated with Telford’s fire safety remediation efforts	—	0.0%	33	10.9%	—	0.0%	33	4.3%
Segment operating profit	$73		$67		$123		$111
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
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue decreased 30.1% for the current quarter primarily due to lower incentive fees in our Investment Management business and lower construction management and development fees from development services. Foreign currency translation had a 2.0% positive impact on total revenue during the quarter primarily driven by strength in the British pound sterling and euro.
Cost of revenue decreased 35.0% in the quarter as compared to the same period in 2024 due to lower construction costs incurred on our real estate development projects. Foreign currency translation had a 3.3% negative impact on total cost of revenue during the quarter.
Operating, administrative and other expenses decreased 16.2% primarily due to a decrease in total compensation in our investment management and development services lines of business. Foreign currency translation had a 1.3% negative impact on total operating expenses.
Gain on disposition of real estate increased by $34 million compared with third quarter 2024, driven by monetization of real estate development assets in the current period versus none in the prior year quarter.
We recorded equity income from unconsolidated subsidiaries of approximately $49 million versus equity income of $14 million in the third quarter 2024, primarily due to positive co-investment returns and sales in the current quarter.

A roll forward of our AUM by product type for the three months ended September 30, 2025 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2025	$68.5	$76.6	$10.2	$155.3
Inflows	1.4	1.5	0.7	3.6
Outflows	(1.7)	(1.2)	(0.3)	(3.2)
Market appreciation (depreciation)	0.4	(0.6)	0.3	0.1
Balance at September 30, 2025	$68.6	$76.3	$10.9	$155.8
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
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue decreased 13.5% for the nine months ended September 30, 2025 primarily due to lower incentive fees and carried interest partially offset by higher asset management fees in our Investment Management business and lower construction management and development fees from development services. Foreign currency translation had a 0.9% positive impact on total revenue during the nine months ended September 30, 2025, primarily driven by strength in the British pound sterling.
Cost of revenue decreased 24.8% for the nine months ended September 30, 2025 as compared to the same period in 2024 due to lower construction costs incurred on our real estate development projects. Foreign currency translation had a 1.9% negative impact on total cost of revenue during the nine months ended September 30, 2025.
Operating, administrative and other expenses decreased 7.8%, primarily due to a decrease in variable incentive compensation in our investment management and development services lines of business. Foreign currency translation had a 0.6% negative impact on total operating expenses.
Gain on disposition of real estate increased by $40 million compared to the same period in 2024 due primarily to gains recognized upon monetization of real estate development projects.
We recorded equity income from unconsolidated subsidiaries of approximately $40 million versus equity income of $29 million during the same period in 2024, primarily due to positive co-investment returns and sales in the current quarter.

A roll forward of our AUM by product type for the nine months ended September 30, 2025 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2024	$64.0	$73.4	$8.8	$146.2
Inflows	2.8	5.4	2.2	10.4
Outflows	(2.3)	(6.7)	(0.9)	(9.9)
Market appreciation	4.1	4.2	0.8	9.1
Balance at September 30, 2025	$68.6	$76.3	$10.9	$155.8
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2025	2024	2025	2024
Elimination of inter-segment revenue	$(9)	$(7)	$(20)	$(16)
Costs and expenses:
Cost of revenue (2)	(2)	(2)	—	3
Operating, administrative and other	183	162	542	443
Depreciation and amortization	17	14	55	43
Total costs and expenses	198	174	597	489
Gain on disposition of real estate	3	—	3	—
Operating loss	(204)	(181)	(614)	(505)
Equity income (loss) from unconsolidated subsidiaries	1	(10)	24	(102)
Other income (loss)	1	3	(1)	15
Add-back: Depreciation and amortization	17	14	55	43
Adjustments:
Business and finance transformation	10	—	38	—
Costs associated with efficiency and cost-reduction initiatives	—	13	12	79
Charges related to indirect tax audits and settlements	—	25	(1)	39
Costs incurred related to legal entity restructuring	—	—	—	2
Integration and other costs related to acquisitions	41	17	131	17
Segment operating loss	$(134)	$(119)	$(356)	$(412)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 13.0% to $183 million for the third quarter of 2025, mainly due to higher costs related to acquisitions, integration activities and higher management incentive compensation.
Other (non-core)
We recorded equity income of $1 million in the third quarter of 2025, compared to a $10 million loss in the third quarter of 2024, reflecting the lower value of our investment in publicly traded Altus Power. Altus was acquired by a third-party on April 16, 2025.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 22.3% to $542 million for the nine months ended September 30, 2025, mainly due to higher costs related to acquisitions, integration activities and higher management incentive compensation.

Other (non-core)
We recorded equity income of $24 million in the nine months ended September 30, 2025, reflecting the higher value of our investment in publicly traded Altus, which was acquired by a third-party on April 16, 2025. This compares with a $102 million loss during the same period in 2024, reflecting the lower valuation of our investment in Altus.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2025 include up to $339 million of anticipated capital expenditures, net of tenant concessions. During the nine months ended September 30, 2025, we incurred $222 million of capital expenditures. As of September 30, 2025, we had aggregate future commitments of $187 million related to co-investments funds in our REI segment, $22 million of which is expected to be funded in 2025. Additionally, as of September 30, 2025, we are committed to fund additional capital of $357 million and $62 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of September 30, 2025, we had $3.5 billion of borrowings available under our revolving credit facilities (under both the 5-Year Revolving Credit Agreement and 364-Day Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.7 billion of cash and cash equivalents. We intend to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of September 30, 2025 and December 31, 2024, we had $1.1 billion and $175 million, respectively, in outstanding borrowings under the commercial paper program.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2025 and December 31, 2024, we had accrued deferred purchase consideration totaling $339 million ($234 million of which was a current liability) and $292 million ($199 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Lastly, as described in Note 14 – Income Per Share and Stockholders’ Equity of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2024, our Board of Directors (Board) authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of September 30, 2025. The Board also extended the term of the 2024 program through December 31, 2029.
We did not repurchase any shares of our common stock during the three months ended September 30, 2025 under the 2024 program. During the nine months ended September 30, 2025, we repurchased 5,185,163 shares of our common stock with an average price of $127.82 per share for an aggregate of $663 million under the 2024 program. As of September 30, 2025, we had $5.2 billion of capacity remaining under the 2024 program.
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
Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $338 million for the nine months ended September 30, 2025 as compared to net cash provided by operating activities of $368 million during the nine months ended September 30, 2024. The primary drivers that contributed to the decrease in net cash provided by operating activities were as follows: working capital movements, driven by timing of cash receipts and payment to vendors, partially offset by higher cash flows from earnings, driven by revenue growth.
Investing Activities
Net cash used in investing activities totaled $664 million for the nine months ended September 30, 2025 as compared to net cash used in investing activities of $1,494 million during the nine months ended September 30, 2024, a decrease of $830 million. The decrease was primarily due to lower cash outflows from acquisitions in the current period (primarily consisting of the acquisition of Industrious), compared to the prior period when we acquired J&J Worldwide Services and Direct Line.
Financing Activities
Net cash provided by financing activities totaled $832 million for the nine months ended September 30, 2025 as compared to $927 million for the nine months ended September 30, 2024. The decreased cash inflow was primarily driven by cash paid to repurchase common stock in the nine months ended September 30, 2025, offset by net proceeds from the issuance of long-term debt in the current period, compared to the prior period.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc., CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans) with weighted average interest rate of 4.0% as of September 30, 2025, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of these term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
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
Our senior notes are fully and unconditionally guaranteed by CBRE Group, Inc.
Combined summarized financial information for CBRE Group, Inc. (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Balance Sheet Data:
Current assets	$25	$29
Non-current assets	1,752	1,730
Total assets	$1,777	$1,759

Current liabilities	$1,142	$1,072
Non-current liabilities (1)	11,047	11,506
Total liabilities (1)	$12,189	$12,578

	Nine Months Ended September 30,
	2025	2024
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(4)	(2)
Net loss	$(305)	$(115)
________________________________________________________________________________________________________________________________________
(1)Includes $7.9 billion and $8.9 billion of intercompany loan payables to non-guarantor subsidiaries as of September 30, 2025 and December 31, 2024, respectively. All intercompany balances and transactions between CBRE Group, Inc. and CBRE Services have been eliminated.
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
As of September 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $61 million of letters of credit were outstanding as of September 30, 2025. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility. As of December 31, 2024, $132 million was outstanding under our prior revolving credit facility. No letters of credit were outstanding as of December 31, 2024.
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
As of September 30, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group, Inc. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of September 30, 2025, we had $1.1 billion in outstanding borrowings under the commercial paper program with a weighted average annual interest rate of 4.34%. As of October 20, 2025 and December 31, 2024, we had $1.0 billion and $175 million, respectively, in outstanding borrowings under the commercial paper program.
In addition, Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of September 30, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2024 Annual Report. There have been no material changes to these policies and estimates as of September 30, 2025.
New Accounting Pronouncements
See Note 2 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Non-GAAP Financial Measures
Core EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected costs and charges that may obscure the underlying performance of our business and related trends. Because not all companies use identical calculations, our presentation of core EBITDA may not be comparable to similarly titled measures of other companies.
We use core EBITDA as an indicator of the company’s ongoing operating financial performance. Core EBITDA represents earnings before depreciation and amortization, net interest expense and income taxes, further adjusted for the following items:
•write-off of financing costs on extinguished debt,
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•the impact of fair value adjustments related to unconsolidated equity investments,
•business and finance transformation,
•efficiency and cost-reduction initiatives,
•costs incurred related to legal entity restructuring,
•net fair value adjustments on strategic non-core investments, and
•provision associated with Telford’s fire safety remediation efforts.
We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financing and income taxes and the accounting effects of capital spending.
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

Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to CBRE Group, Inc.	$363	$225	$741	$481
Net income attributable to non-controlling interests	33	20	86	54
Net income	396	245	827	535
Adjustments:
Depreciation and amortization	181	178	540	497
Interest expense, net of interest income	50	64	159	163
Write-off of financing costs on extinguished debt	—	—	2	—
Provision for income taxes	91	67	203	70
Integration and other costs related to acquisitions	60	22	204	30
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	3	(4)	10	12
Charges related to indirect tax audits and settlements	—	25	(1)	39
Net results related to the wind-down of certain businesses (1)	30	—	44	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	9	2	9
Business and finance transformation	10	—	38	—
Costs associated with efficiency and cost-reduction initiatives	—	41	13	137
Costs incurred related to legal entity restructuring	—	—	—	2
Net fair value adjustments on strategic non-core investments	—	8	(22)	91
Provision associated with Telford’s fire safety remediation efforts	—	33	—	33
Core EBITDA	$821	$688	$2,019	$1,618
________________________________________________________________________________________________________________________________________
(1)    In the first quarter of 2025, management made the decision to wind down Telford Homes’ legacy construction business. A new Telford entity, Telford Living, is developing residential housing in the U.K. under a new business model under which the company does not self-perform general contracting. In the third quarter of 2025, management made the decision to wind down certain businesses within the BOE Segment.

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
•the performance of our equity investments in companies we do not control; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2024 Annual Report, in particular in Part I, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).
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
Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risks primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging,” when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our Investment Management business has significant euro and British pound denominated assets under management (AUM), as well as associated revenue and earnings in Europe. In addition, our Building Operations & Experience (BOE) and Project Management segments derive significant revenue and earnings in foreign currencies, particularly the euro and British pound sterling. Fluctuations in foreign currency exchange rates may produce corresponding changes in our AUM, revenue and earnings.
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
During the three and nine months ended September 30, 2025, approximately 44.1% and 43.2% of our revenue was transacted in foreign currencies, respectively. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
United States dollar	$5,736	55.9%	$5,211	57.7%	$16,435	56.8%	$14,305	56.4%
British pound sterling	1,446	14.1%	1,257	13.9%	4,066	14.1%	3,537	13.9%
Euro	992	9.7%	775	8.6%	2,667	9.2%	2,271	9.0%
Canadian dollar	293	2.9%	248	2.7%	822	2.8%	788	3.1%
Indian rupee	229	2.2%	189	2.1%	665	2.3%	543	2.1%
Australian dollar	247	2.4%	249	2.8%	657	2.3%	677	2.7%
Japanese yen	162	1.6%	109	1.2%	423	1.5%	339	1.3%
Swiss franc	119	1.2%	126	1.4%	343	1.2%	353	1.4%
Chinese yuan	123	1.2%	113	1.3%	342	1.2%	343	1.4%
Singapore dollar	110	1.1%	110	1.2%	316	1.1%	310	1.2%
Other currencies (1)	801	7.7%	649	7.1%	2,185	7.5%	1,897	7.5%
Total revenue	$10,258	100.0%	$9,036	100.0%	$28,921	100.0%	$25,363	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 47 and 45 currencies comprise 7.7% and 7.1% of our revenue for the three months ended September 30, 2025 and 2024, respectively. Approximately 47 and 45 currencies comprise 7.5% of our revenues for the nine months ended September 30, 2025 and 2024, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will negatively or positively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the nine months ended September 30, 2025, would have increased pre-tax income by $9 million. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have increased pre-tax income by $19 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
Foreign currency exchange rate changes may have a materially adverse effect on our financial condition and operating results. Due to our exposure to constantly changing currency rates, which can be volatile, we cannot predict how currency exchange rate changes may affect future operating results. In addition, currency exchange volatility may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our international operations also are subject to political instability and changes in tax, trade and regulatory policies, among other things, which may adversely affect our future financial performance. We monitor these risks and may add more oversight of our business activities in foreign countries where such risks and costs are particularly significant.
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. We have entered into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates.
The following table summarizes the estimated fair value of our long-term debt based on dealers’ quotes (dollars in millions):

Estimated Fair Value
Financial instrument	September 30, 2025
Senior term loans due in 2028	$1,256
5.950% senior notes due in 2034	1,069
4.800% senior notes due in 2030	610
5.500% senior notes due in 2035	515
5.500% senior notes due in 2029	519
2.500% senior notes due in 2031	453
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt as of September 30, 2025, the net impact of the additional interest cost would be a decrease of $18 million on pre-tax income for the nine months ended September 30, 2025.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of September 30, 2025 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2024 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.    Other Information
During the three months ended September 30, 2025, our Chief Financial Officer, Emma E. Giamartino, entered into a Rule 10b5-1 Trading Plan (the Trading Plan) to sell shares of the company’s Class A common stock. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
The table below provides certain information regarding Ms. Giamartino’s Trading Plan.

Name	Plan Adoption Date	Maximum Number of Shares That May Be Sold Under the Plan	Plan Expiration Date
Emma E. Giamartino	August 13, 2025	9,223	August 28, 2026
Trading under the Trading Plan may commence no sooner than November 17, 2025 and will end on the earlier of the applicable date set forth above and the date on which all the shares in the Trading Plan are sold. Ms. Giamartino’s Trading Plan was adopted during an authorized trading period and when she was not in possession of material non-public information. The transactions under Ms. Giamartino’s Trading Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC.

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/07/2025
10.1
Amendment No. 1 dated as of September 17, 2025 to 5-Year Revolving Credit Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent and swingline lender.
X
10.2	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Non-Employee Director)+					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

CBRE GROUP, INC.

Date: October 23, 2025	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer (Principal Financial Officer)

Date: October 23, 2025	/s/ ANDREW S. HORN
Andrew S. Horn Deputy Chief Financial Officer (Principal Accounting Officer)