Form 10-K
period 2025-12-31
CBRE GROUP, INC.
filed 2026-02-12
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act  (15 U.S.C. 7262(b)) by the registered public accounting firms that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was $41.5 billion based upon the last reported sales price on the New York Stock Exchange of $140.12 for the registrant’s Class A Common Stock.
As of February 10, 2026, the number of shares of Class A Common Stock outstanding was 295,158,554.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be held May 21, 2026 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CBRE GROUP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1.    Business.
Company Overview
CBRE is the world’s largest commercial real estate services and investments firm (based on 2025 revenue). We derive competitive advantage from our considerable scale and ability to offer integrated solutions for real estate investors and occupiers in more than 100 countries. We are global market leaders in most of our business lines and drive significant growth by helping clients optimize real estate costs, value, investment returns and workplace experiences. These capabilities, combined with our extensive knowledge platform (research, data, strategy, etc.), allow us to generate superior outcomes for our clients, which included nearly 90% of Fortune 100 companies and many of the world’s largest institutional real estate investors in 2025.
Our growth opportunity is enhanced by the large and expanding total addressable market for our services. We are focused on cementing our leadership position in each of our businesses with a strategy that achieves growth across four dimensions of our business: geographies, clients, property types and services. We are committed to deploying our resources and capital in parts of our business that benefit from secular tailwinds and/or are cyclically resilient across these four dimensions. Examples of how we have expanded our participation in secularly favored and resilient businesses and enlarged our total addressable market include our acquisitions of:
•Turner & Townsend, the global project management firm, in which we hold a majority ownership interest;
•J&J Worldwide Services (now doing business as CBRE Government & Defense Services), which markedly increased the facilities-related services we provide to the U.S. federal government;
•Direct Line Global, a provider of technical facilities management services to data centers;
•Industrious National Management Company, LLC (Industrious), a flexible workplace solutions and workplace experience platform, which we fully acquired in January 2025; and
•Pearce Services, LLC (Pearce), a leading provider of advanced technical services for digital and power infrastructure, which we acquired in November 2025.

In addition, we have increased our scale in certain geographies, such as Japan and India, and asset classes that are positioned for continued growth, such as data centers. As a result, we have built a larger and more resilient services offering. Our platform – the resources and infrastructure that support our professionals and underpin our growth, such as research, marketing, data and technology – combined with our balance sheet strength, provide us access to top talent and compelling growth opportunities.
Business Segments
We serve clients and report our financial results through four business segments: Advisory Services, Building Operations & Experience, Project Management and Real Estate Investments. We also report results for a Corporate and other segment, which encompasses our platform and non-core investments.
Advisory Services
Advisory Services provides a comprehensive range of services globally, including leasing, capital markets (property sales and mortgage origination), loan servicing, and valuation. With a global network of experts that have a deep understanding of their local markets, we offer comprehensive insights and solutions across a wide range of assets, including offices, industrial and logistics, retail, multi-family and critical facilities, such as data centers, laboratories, and government facilities. Our client base is comprised of large occupiers and investors that contract for our services across multi-market portfolios as well as local market clients that we serve on a one-off basis.
We are leaders in each of our primary business lines globally (leasing, capital markets, loan servicing and valuation) and in most key local markets across the world. We leverage our platform to attract and retain top talent and provide differentiated solutions for our clients through investments in research, data, technology tools and property marketing. We also deliver end-to-end client solutions through the integration of our various services. For example, as our investor clients seek to optimize the value and performance of their assets across the real estate lifecycle, we often bring together expertise from property sales, mortgage originations, leasing and valuations as well as property management (from our Building Operations & Experience segment). While our leasing and capital markets business lines are sensitive to changes in macro-economic conditions, the value investors and occupiers place on our insights and execution capabilities as they adjust their real estate portfolios enables us to typically outperform the market during downcycles. Our loan servicing and valuations businesses, while a smaller part of our revenue mix, have proven to be resilient across economic cycles. For example, in the last seven years, we have organically grown our loan servicing revenue at a low-double digit compound annual growth rate.
Building Operations & Experience
We established the Building Operations & Experience (BOE) segment in 2025 to unify our building operations, workplace experience and property management capabilities across all property sectors and building types. This segment consists of CBRE’s enterprise facilities management, local facilities management, property management, digital infrastructure services and flexible workplace solutions/workplace experience business lines. This segment benefits from multiple tailwinds, most notably an increased desire for large occupiers and investors to outsource and consolidate real estate services to optimize costs, operational efficiencies and workplace experiences.
Our enterprise facilities management business typically serves large global corporations, including many of the Fortune 500, through multi-year contracts, while our local facilities management business meets the needs of smaller occupiers with more regional portfolios. We oversee the daily operations that keep buildings functioning. These include technical services (e.g., HVAC, electrical, plumbing, fire systems, elevators/escalators), which we typically self-perform, and soft services (e.g., janitorial, security, landscaping), which we often sub-contract, and integrate these with smart building solutions that increase efficiency and generate cost savings for the building occupiers. Our property management business contracts primarily with owners of office, industrial and retail properties to provide building engineering, lease administration, accounting and investment reporting services. Our digital infrastructure business line provides technical services, including services support infrastructure and facilities management services for data centers in the rapidly growing hyperscale market, as well as the colocation and enterprise markets. We provide flexible workplace solutions and workplace experience services through Industrious, a company which we fully acquired in January 2025. Its flexible offerings include dedicated offices, turnkey private suites, and on-demand access to coworking and meeting spaces at more than 250 locations in over 80 cities globally.
Project Management
Our Project Management segment delivers program management, project management and cost consultancy services globally through Turner & Townsend, our majority owned subsidiary, which we acquired in 2021. In January 2025, we merged our wholly owned CBRE project management services business into Turner & Townsend and established Project Management as a separate business segment and now own 70% of the combined entity.
We oversee the delivery of real estate, infrastructure, and natural resource projects globally, ensuring they are completed on schedule and within budget. Our scale, highly diverse capabilities and investments in technology allow us to solve our clients’ needs in managing capital projects. These range from billion-dollar-plus advanced manufacturing plants and sophisticated infrastructure projects (such as data centers, airports and power stations) to energy and sustainability solutions and repairs and refurbishments in corporate facilities. For project management activities, we oversee the execution of individual projects from start to finish, while program management entails the coordination of multiple simultaneous projects for a single client, ensuring consistent processes, reporting and quality standards. Our cost consultancy specialists leverage proprietary databases and global benchmarks to establish construction cost baselines and identify ways to reduce costs at every stage of the project lifecycle. Most work is delivered through a fee-for-service model, but we also provide services through turnkey and project management consulting agreements.
Real Estate Investments
Our Real Estate Investments (REI) segment is comprised of two business lines: investment management and real estate development.
With $155.5 billion in assets under management as of December 31, 2025, CBRE Investment Management (IM) is one of the leading investment platforms for global real assets. IM invests capital on behalf of pension funds, insurance companies, sovereign wealth funds, and other institutional investors in real estate, infrastructure, master limited partnerships and other assets. IM is also diversified across many dimensions – investment strategies, sectors, geographies, risk profiles and execution formats – and holds a co-investment in many of our investment funds and programs.

Our real estate development business – Trammell Crow Company (TCC) – provides leading-edge development services to real estate investors, owners and occupiers. TCC has been the largest commercial real estate developer in the U.S. for more than a decade and has a track record of developing best-in-class buildings across multiple property sectors in top-tier markets. Our in-process portfolio and pipeline totaled over $29.5 billion as of December 31, 2025 and spanned all major asset classes. Our portfolio includes projects that are 100% owned or those in which we hold a co-investment interest alongside capital partners, as well as those that we develop on a fee basis, such as built-to-suits.
Corporate and Other Segment
The Corporate and other segment houses most costs associated with our platform – the resources and infrastructure that support our professionals and support our growth – that are not allocated to the client-facing business segments, including corporate leadership costs. We believe our platform – particularly our knowledge platform (research, data/technology, strategy, etc.) as well as marketing, procurement and more – provides a distinct advantage because of the level of resources and investment that our scale and financial strength allow us to make in these areas. In the Corporate segment, we also account for the value of our investments in non-core, non-controlling equity investments.
Competitive Positioning
Because of the range of services we provide and numerous markets we serve, we encounter a wide variety of competitors. These range from a handful of well-established globally diversified real estate services firms that are smaller than CBRE to many specialists that operate in specific geographies or business lines. Despite this competition, we are the market leaders in most of our business lines, with significant opportunities for continued growth. These opportunities result from the high value our clients place on our scale, in-depth expertise, technology and data-led insights, as well as their increasing preference for consolidating the number of service providers, which plays to our advantage in delivering integrated solutions globally. Our leadership across a wide spectrum of asset classes, including secular growth sectors like logistics and data centers, provides a diversified platform that is resilient across market cycles. Our strong balance sheet enables significant investments in our platform, market-leading talent recruitment and transformational M&A execution.
Human Capital
We are focused on ensuring that our people meet the needs of our clients and our business strategy. In addition to offering competitive compensation, comprehensive benefits, and a thorough onboarding process, we support professional development and growth through learning opportunities and effective talent and performance management practices. Our programs are designed to help our professionals succeed and develop into future leaders, and include webinars, live virtual and in-person training, self-paced digital learning, coaching, mentoring and on-the-job learning.
We also foster an engaging and inclusive culture where everyone is valued, supported and feels they belong, ensuring equal opportunities for success based on merit. These efforts, led by our Chief People Officer, are embedded across our business. Our workforce is enriched by individuals from a variety of backgrounds, perspectives, and work and life experiences, and we welcome all applications.
At December 31, 2025, we had more than 155,000 employees (including Turner & Townsend employees) worldwide. The costs associated with approximately 61% of CBRE employees (excluding Turner & Townsend employees) are reimbursed by clients and are mainly in our BOE segment. At December 31, 2025, approximately 18% of employees worldwide (excluding Turner & Townsend employees) were subject to collective bargaining agreements.
Our annual Corporate Responsibility Report includes public disclosures of demographics, including diversity data, for our U.S. workforce in accordance with U.S. Equal Employment Opportunity Commission requirements, and other relevant information.
Intellectual Property
We hold various trademarks and trade names worldwide. We believe the “CBRE,” “Turner & Townsend” and “Trammell Crow Company” marks are vitally important in maintaining our leadership position. We hold a license to use the “Trammell Crow Company” trade name pursuant to a license agreement with CF98, L.P., an affiliate of Crow Realty Investors, L.P., d/b/a Crow Holdings, which may be revoked if we fail to satisfy usage and quality control covenants under the license agreement. We also hold a number of issued and pending patent applications relating to proprietary technologies and intend to file additional patent applications reflecting our commitment to technology and innovation.

Material Governmental Matters
Environment
Certain federal, state and local laws and regulations may impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. If contamination is present during our engagement as a property or facility manager or developer, we could be held liable for such costs as a current “operator” of a property, regardless of the legality of the acts or omissions that caused the contamination and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. We are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect us. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management and development services businesses.
Further, federal, state and local governments in various countries have enacted various laws, regulations and treaties governing management of climate-related risks and “greenhouse gas” (GHG) emissions, which require companies to report management practices or otherwise seek to tax, penalize or limit GHG emissions. Such regulations could lead to increased operational or compliance costs over time.
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
We routinely use our website (https://www.cbre.com) as a channel of distribution for our information, including financial and other material information. Information contained on our website is not part of this Annual Report or our other filings with the SEC. We have included the web addresses of the company and the SEC as inactive textual references only. Except as specifically incorporated by reference into this document, information on these websites is not part of this document.
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
•poor performance of real estate investments or other conditions that negatively impact clients’ willingness to make real estate or long-term contractual commitments;
•cost and availability of capital for investment in real estate;
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
•increases in unemployment and general slowdowns in economic or commercial activity;
•trends in pricing and risk assumption for commercial real estate services;
•the effect of significant changes in supply/demand and capitalization rates across different property types;
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
•declines in lending activity of U.S. Government Sponsored Enterprises (GSEs), regulatory oversight of such activity and our loan servicing revenue from the commercial real estate mortgage market;
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
Periods of economic weakness or recession, fiscal or political uncertainty, market volatility, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, disputes with U.S. trading partners, unpredictable changes in U.S. trading policy, increased tariffs, inflationary pressures, significant rises in interest rates or the public perception that any of these events may occur, may materially and negatively affect the performance of some or all of our business lines.
Our business is significantly affected by generally prevailing economic conditions in the markets where we operate. Adverse economic conditions, political or regulatory uncertainty and significant public health events may result in declines in real estate sale and leasing volumes and the value of commercial real estate. It may also lead to a decrease in funds invested in commercial real estate assets and development projects. Such developments in turn may reduce our revenue from property management fees and commissions derived from property sales, leasing, valuation and financing, as well as revenues associated with development or investment management activities. For example, in 2023 and early 2024, commercial real estate capital markets were under significant pressure. As a result, we experienced a sustained slowdown in property sales and debt financing activity. Our businesses could also suffer from geopolitical or economic disruptions (or the perception that such disruptions may occur) or interest rate or currency fluctuations, capital availability and changes in cost of capital, or heightened financial, market or regulatory uncertainty.
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
Our investment management, development services, capital markets (including property sales and mortgage origination) and loan servicing businesses are sensitive to credit cost and availability as well as financial liquidity. Additionally, the revenues in all of our businesses are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate markets.
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
We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. and, as a result, we are subject to risks associated with doing business globally. During the year ended December 31, 2025, approximately 43.6% of our revenue was transacted in foreign currencies. We also report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will negatively or positively impact our reported results, including revenue and earnings as well as the assets under management for our investment management business, which could have a material adverse effect on our business, financial condition and operating results. Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.
The global nature of our operations subject us to international social, political, legal and economic risks across a number of jurisdictions.
International economic trends and governmental policy actions and the following factors may have a material adverse effect on the performance of our business:
•difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
•currency restrictions, transfer-pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits;
•adverse changes in regulatory, tax or trade policies (including tariffs) or uncertainty about potential changes in such regulatory, tax or trade policies;
•responsibility for complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions (e.g., with respect to data privacy and protection, sustainability, corrupt practices, embargoes, trade sanctions, employment and licensing);
•the impact of regional or country-specific business cycles and economic instability, including those related to geopolitical, weather, public health or safety events;
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
We have invested in enhancing our service and product offerings globally. If we do not successfully execute these initiatives or effectively manage the risks inherent in operating on a global scale, our business, financial condition, or results of operations could be materially adversely affected. Additionally, political, regulatory, and cultural conditions in certain countries may limit our ability to operate effectively or implement our strategic priorities, which could negatively impact our performance in those regions.

We have numerous local, regional and global competitors across all of our business lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
We compete across a variety of business disciplines within the commercial real estate services and investment industry, including property management, facilities management, project and transaction management, tenant and landlord leasing, capital markets solutions (property sales and commercial mortgage origination), real estate investment management, valuation, loan servicing, development services and proprietary research. Although we are the largest commercial real estate services firm in the world in terms of 2025 revenue, our relative competitive position varies across geographies, property types and services and business lines.
Depending on the geography, property type or service or business line, we face competition from other commercial real estate services providers and investment firms, including outsourcing companies that traditionally competed in limited portions of our facilities management business and have expanded their offerings from time to time, in-house corporate real estate departments, developers, flexible space providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service or business line than we have allocated to that geography, property type, service or business line. In addition, future changes in laws could lead to the entry of other new competitors.
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
An important part of the strategy for our Real Estate Investments segment involves co-investing our capital in certain real estate investments with our clients, and there is an inherent risk of loss of our investments. As of December 31, 2025, we had a net investment of approximately $375 million and had committed $216 million to fund future co-investments in our investment funds, up to $70 million of which is expected to be funded during 2026. In addition to required future capital contributions, some of the co-investment entities may request additional capital from us and our subsidiaries holding investments in those assets. The failure to provide these contributions could have adverse consequences to our interests in these investments, including damage to our reputation with our co-investment partners and clients, as well as the necessity of obtaining alternative funding from other sources that may result in dilution of our interest in the investment, or be on disadvantageous terms for us and the other co-investors. Participating as a co-investor is an important part of our investment management line of business, which might suffer if we were unable to make these investments.
Selective investment in real estate projects is critical to our development services business strategy within our Real Estate Investments segment, and there is an inherent risk of loss of our investments. As of December 31, 2025, we were involved as a principal in 47 real estate projects that were consolidated in our financial statements with invested equity of $1.0 billion and co-invested with our clients in approximately 128 unconsolidated real estate projects with a net investment of $397 million. We had committed, but not funded, additional capital of $226 million and $56 million to consolidated and unconsolidated projects, respectively, as of December 31, 2025.
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
The success of our BOE business depends on our ability to enter into mutually beneficial contracts, deliver high quality levels of service, manage our contractual obligations and accurately assess working capital requirements.
Contracts for our BOE clients often include complex terms regarding payment of fees, risk transfer, liability limitations, termination, due diligence and transition timeframes. Further, our BOE business is often impacted by transition activities in the first year of a contract as well as the timing of starting operations on these large client contracts. If we are unable to negotiate contracts with our clients in a timely manner and on mutually beneficial terms, or there is a delay in becoming fully operational, our business and results of operation may be negatively impacted. Additionally, if we do not have adequate governance, processes, technology, quality assurance or expertise available to appropriately manage contracts with our clients and our obligations under such contracts, or if we fail to deliver the high-quality levels of service expected by our clients, it may result in reputational and financial damage, and could impact our ability to retain existing clients and attract new clients. Our BOE clients also include the U.S. federal government. Contracting with government entities carries additional risks, including uncapped liability and the absence of client indemnification. These engagements also require compliance with public disclosure obligations, government labor standards, and heightened ethical requirements associated with taxpayer‑funded work. Noncompliance may result in significant penalties, including potential debarment from future government contracts. Extended shutdowns of the U.S. federal government may result in payment delays, contract cancellation or postponement and other disruptions from these clients, which may adversely affect the performance of our BOE business.
Our BOE business also requires us to accurately model the working capital needs of this business. Should we fail to accurately assess working capital requirements, or if we are unable to enforce timely payment from clients in accordance with our contractual terms, the cash flows generated by this business may be adversely impacted. In addition, if we do not accurately assess the creditworthiness of a client or if a client’s creditworthiness changes during the term of the contract, we could potentially be unable to collect on any outstanding payments.
We have concentrations of business with large clients, which may cause increased credit risk and greater impact from the loss of certain clients and increased risks from higher limitations of liability in contracts.
Having large and concentrated clients may lead to greater or more concentrated risks of loss if, among other possibilities, such a client (i) experiences its own financial problems, which may lead to larger individual credit risks; (ii) becomes bankrupt or insolvent, which may lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (iii) decides to reduce its real estate operations; (iv) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (v) decides to change its providers of real estate services; or (vi) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In addition, competitive conditions, particularly in connection with increasingly large clients, may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, or acting as principal rather than agent in connection with supplier relationships, liability limitations, credit terms and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.
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
Our continued success is highly dependent upon the efforts of our executive officers and other key employees. While certain of our executive officers and key employees are subject to long-term compensatory arrangements, there is no assurance that we will be able to retain all key members of our senior management. We also are highly dependent upon the retention of our property sales and leasing professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to materially suffer. An inability to maintain a strong pipeline of successors for key management roles could also have a negative impact on our ability to achieve our strategic goals. Competition for employee talent can be intense and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. If we were to experience significant employee attrition or turnover, it could lead to increased recruitment and training costs as well as operating inefficiencies that could adversely impact our results of operation. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. However, if our compensation incentives are misaligned with the company’s organizational and strategic priorities, such misalignment could lead to poor business decisions, operational inefficiencies, excessive risk taking, and talent retention challenges. Any such misaligned incentives could have a material negative impact on our business and operating results.
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
We have approximately 155,000 employees (including Turner & Townsend employees) as well as independent contractors working in over 100 countries. We have undertaken to implement what we believe to be best practices to safeguard the health, safety and security of our employees (including members of our executive leadership team who may be subject to heightened security risks by virtue of their roles), independent contractors, clients and others at our worksites. However, if these policies, procedures and programs are not adequate, or employees do not receive related adequate training or follow them for any reason, the consequences may be severe to us, including serious injury or loss of life, which could impair our operations and cause us to incur significant legal liability or fines as well as reputational damage. Our insurance may not cover, or may be insufficient to cover, any legal liability or fines that we incur for health, safety or security incidents.
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
As of December 31, 2025, our total debt, excluding notes payable on real estate (which are generally non-recourse to us) and warehouse lines of credit (which are recourse only to our wholly-owned subsidiary, CBRE Capital Markets, and are secured by our related warehouse receivables), was $6.0 billion. For the year ended December 31, 2025, our interest expense was $490 million.
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
Our credit agreements require us to maintain a maximum leverage ratio of total debt (as defined in the applicable credit agreement) less available cash (as defined in the applicable credit agreement) to consolidated EBITDA as of the end of each fiscal quarter. Our ability to meet these financial ratios may be affected by events beyond our control, and we cannot give assurance that we will be able to meet those ratios when required. We continue to monitor our projected compliance with these financial ratios and other terms of our credit agreements.
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
Subject to the maximum amounts of indebtedness permitted by the covenants under our debt instruments, we are not restricted in the amount of additional recourse debt we are able to incur, and so we may in the future incur such indebtedness in order to finance our operations and investments. In addition, Moody’s Ratings, Standard & Poor’s Ratings Services and Fitch Ratings, rate our significant outstanding debt. These ratings, and any downgrades of them, may affect our ability to borrow as well as the costs of our current and future borrowings.
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
Our business relies heavily on information technology, including solutions provided by third parties, to deliver services that meet the needs of our clients. If we are unable to effectively execute or maintain our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services may be materially impaired. In addition, we make significant investments in new systems and tools to achieve competitive advantages and efficiencies, including the adoption and integration of artificial intelligence (AI) and machine learning technologies. Implementation of such investments in information technology, including generative and agentic AI tools, could be complicated, heavily dependent on the quality, accuracy and relevance of data inputs and methodologies, require sophisticated infrastructure and skilled talent, have ethical and societal implications, and could exceed estimated budgets. We may experience challenges that prevent new strategies or technologies from being realized according to anticipated schedules. With respect to AI capabilities in particular, leveraging such AI capabilities for our internal functions and operations may present new risks, costs and challenges. The development, adoption and use of AI technologies is still in the early stages and involves significant uncertainties, which may expose us to legal, reputational and financial harm. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity and health and safety, among others, and also brings the possibility of new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, or ethical concerns and could adversely affect our business. If we are unable to maintain current information technology and processes or encounter delays, or fail to leverage new technologies or address concerns relating to the responsible use of new technology, including AI, in our services, then the execution of our business plans may be disrupted. Similarly, our employees require effective tools, technologies and techniques to perform functions integral to our business. Failure to successfully provide such items, or ensure that employees have properly adopted them, could materially and adversely impact our ability to achieve positive business outcomes.
Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could damage our reputation and materially harm our operating results.
Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems or our infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyberattacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. Cyberattacks and malware pose growing threats to many companies, and we, as well as our third-party service providers, have been a target and may continue to be a target of such threats, which could expose us to liability, reputational harm and significant remediation costs and cause material harm to our business and financial results. In addition, the timely operation and maintenance of these systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays and loss, corruption or exposure of data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, contractors and vendors, and we may not be able to successfully implement contingency plans. Furthermore, while we have certain business interruption and cyber insurance coverage and various contractual arrangements that can serve to mitigate costs, damages and liabilities, any such event could result in substantial recovery and remediation costs and liability to customers, business partners and other third parties. We have crisis management, business continuity and disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our crisis management, business continuity and disaster recovery planning may not be sufficient and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data centers and third-party cloud hosting providers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially adversely affected.
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
Failure to protect and maintain the security of our information and technology networks, including personal information and other client information, intellectual property and proprietary business information could materially adversely affect us.
Security breaches and other disruptions of our information and technology networks, as well as that of third-party vendors, could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store confidential data, including our proprietary business information and intellectual property, and that of our clients and personal information (also referred to as “personal data” or “personally identifiable information”) of our employees, contractors and vendors, in our data centers, networks and third-party cloud hosting providers. The secure collection, use, storage, retention, maintenance, sharing, processing, transfer, transmission, disclosure, and protection (collectively, “Processing”) of this information is critical to our operations. Although we and our vendors continue to implement new security measures and regularly conduct employee training, our information technology and infrastructure may nevertheless be vulnerable to cyberattacks by third parties or breached due to employee error, malfeasance or other disruptions. These risks have been heightened in connection with the ongoing conflict between Russia and Ukraine, instability in the Middle East, and rising tensions in East Asia, including China. When geopolitical conflicts develop, critical infrastructures may be targeted by state-sponsored cyberattacks even if they are not directly involved in the conflict. An increasing number of companies that rely on information and technology networks have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect, and often are not recognized until launched against a target. The rapid evolution and increased adoption of AI technologies may intensify these security risks, and the emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack. This includes fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that enhance the effectiveness of cyber threats. To date, we have not experienced any cybersecurity breaches that have been material, either individually or in the aggregate. However, there can be no assurance that we will be able to prevent any material events from occurring in the future.
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
As of December 31, 2025, we are required to comply with the European Union General Data Protection Regulation (GDPR) as well as the United Kingdom (U.K.) equivalent and other global data protection laws (including in Switzerland, Japan, Singapore, China, India, United Arab Emirates, Australia, and Brazil), the implementation of which exposes us to parallel data protection regimes, each of which potentially authorizes similar fines and other enforcement actions for certain violations. Several jurisdictions in which we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act. These new regulations may diverge from one another, which could require us to navigate different obligations and enforcement actions in different geographies. Any violations of these laws may lead to reputational damage, financial penalties and increased regulatory scrutiny and oversight.
In the U.S., the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020) broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations, and established a regulatory agency dedicated to enforcing those requirements. At least nineteen U.S. states have also passed consumer privacy laws, and several states, most notably Illinois and Texas, have passed laws regulating the processing of biometric information. Without any overarching federal privacy law, the patchwork of privacy legislation formed by individual state laws heightens the costs of compliance, the risks of noncompliance, and the potential for enforcement actions by individual state attorneys general.
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
In recent years, there has been heightened interest from regulators, customers, investors, employees and other stakeholders on sustainability matters and related disclosures. Such attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and management practices on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report on. Further, rising client expectations for sustainability performance may be at odds with simultaneous pressure for low-cost delivery. Relatedly, our clients use sustainability performance data managed by us (including, but not limited to, data used in the calculation of GHG emissions) in their own regulatory filings, and such data is subject to financial grade assurance. At the same time, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. If our sustainability practices do not meet evolving stakeholders’ expectations and assurance standards, or if we are unable to navigate conflicting stakeholder expectations, our reputation, ability to attract or retain employees, financial condition, results of operations and cash flows could be negatively impacted.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange (NYSE) and the Financial Accounting Standards Board. Further, new and emerging regulatory initiatives, particularly in the EU, U.K., Australia and California, related to climate change and sustainability matters, could adversely affect our business, including, for example, the EU Corporate Sustainability Reporting Directive, and Taskforce on Climate-related Financial Disclosures (TCFD)-aligned reporting requirements in some jurisdictions. These and other legal and regulatory requirements continue to evolve in scope and complexity, making compliance more difficult and uncertain. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. We also expect to incur additional costs as we seek to engage in due diligence, verification and reporting in connection with our sustainability initiatives.
Further, we have announced, and may from time to time announce, certain initiatives, including goals, targets and objectives, related to GHG emissions and other sustainability matters, in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement and we could be criticized for the scope or nature of such initiatives, or for any revisions thereto, or the accuracy, adequacy or completeness of related disclosures. Statements about our sustainability initiatives and goals, and progress against those goals, reflect our current plans, which are based on evolving standards for measuring progress, internal controls and processes that continue to mature, and assumptions regarding key dependencies that are beyond our control and subject to change in the future. There is no guarantee that we will be able to successfully achieve our initiatives or commitments related to sustainability matters, on the desired timeframes or at all. Achievement of our sustainability goals may also require us to incur additional costs or to make changes to our operations which could adversely affect our business and results of operations.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
We recognize the importance of developing, implementing and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of data. We have integrated cybersecurity risk management into our broader risk management framework. Our risk management team works with management and our digital & technology organization to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
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
•Technical Safeguards: We deploy technical and procedural measures to protect our and our clients’ technology and data. Protection measures include, but are not limited to, network firewalls, network intrusion detection and prevention, penetration testing, attack surface management, vulnerability assessments and remediation processes, threat intelligence, anti-malware and access controls, plus data loss prevention and monitoring.
•Security Awareness and Training: All employees are required to adhere to our Standards of Business Conduct, which identifies an employee’s responsibility for information security, confidentiality, and acceptable use of information and technology. We provide annual cybersecurity training for all employees, as well as enhanced role-specific information security training for certain employees. In addition to this training, security awareness articles are disseminated periodically throughout the year. We also sponsor a “Cybersecurity Awareness Month” in October each year and conduct regular phishing detection and response exercises.
•Incident Response Plans: We maintain and update incident response plans that address the life cycle of a cybersecurity incident and routinely evaluate the effectiveness of such plans. Incident response plans focus on cybersecurity risk issues, including detection, response and recovery; cybersecurity threats, including external communication and legal compliance; and breach simulations and penetration testing through internal and external exercises. We have previously engaged a third-party expert to oversee a cybersecurity incident response exercise to test pre-planned response actions from our incident response plan and to facilitate group discussions regarding the effectiveness of our cybersecurity incident response strategies and tactics.
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
The Audit Committee is responsible for evaluating and overseeing the management of risks related to information technology, which includes cybersecurity risks. The Audit Committee receives quarterly reports from our Chief Information Security Officer (CISO) regarding cybersecurity matters and related risk exposures. The Audit Committee Chair regularly updates the Board on such matters and the Board also periodically receives reports from management directly. Our Board escalation protocols require material cybersecurity incidents or data breaches to be reported to the Board on a real-time basis.
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

Item 2.    Properties.
As of December 31, 2025, we occupied offices, excluding offices occupied by affiliates, in the following geographical regions:

	Sales Offices (1)	Coworking Spaces (2)	Corporate Offices	Total
Americas	278	134	1	413
Europe, Middle East and Africa (EMEA)	268	11	1	280
Asia Pacific	142	11	1	154
Total	688	156	3	847
________________________________________________________________________________________________________________________________________
(1)Includes 145 offices of Turner & Townsend, including 42 in the Americas, 70 in EMEA, and 33 offices in APAC regions.
(2)Primarily relates to space for which Industrious is a lessee for an open coworking location.
Some of our offices house employees from more than one of our business segments (i.e. an office might house employees from all four of our business segments). As such, we have provided the above office totals by geographic region rather than by business segment in order to avoid counting our offices multiple times.
We provide flexible workplace solutions and workplace experience services through Industrious, a company which we fully acquired in January 2025. Industrious provides flexible workspaces, which include dedicated offices, turnkey private suites, and on-demand access to coworking and meeting spaces.
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
As of February 10, 2026, there were 54 stockholders of record of our Class A common stock. This figure does not include beneficial owners who hold shares in nominee name.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Open market share repurchase activity during the three months ended December 31, 2025 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	—	$—	—
November 1, 2025 - November 30, 2025	1,289,104	155.15	1,289,104
December 1, 2025 - December 31, 2025	578,214	160.84	578,214
	1,867,318	$156.91	1,867,318	$4,866
_______________________________
(1)In November 2024, our Board authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of December 31, 2025. The Board also extended the term of the 2024 program through December 31, 2029. During the fourth quarter of 2025, we repurchased an aggregate of $293 million of our common stock under the 2024 program. The remaining $4.9 billion in the table represents the amount available to repurchase shares under the 2024 program as of December 31, 2025.
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
The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2020 and tracks it through December 31, 2025. Our stock price performance shown in the graph below is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
AMONG CBRE GROUP, INC., THE S&P 500 INDEX (2),
AND PEER GROUP

$300
$250
$200
$150
$100
$50
$0
12/31/20
12/21
12/22
12/23
12/24
12/25
CBRE Group, Inc.
S&P 500
Peer Group

	12/31/20	12/21	12/22	12/23	12/24	12/25
CBRE Group, Inc.	$100.00	$173.01	$122.70	$148.42	$209.33	$256.36
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	164.69	104.23	122.62	141.65	168.39
________________________________________________________________________________________________________________________________________
(1)$100 invested on December 31, 2020 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
(2)Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

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
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the company’s financial condition and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report. Discussion regarding our financial condition and results of operations for the year ended December 31, 2024 and comparisons between the years ended December 31, 2024 and 2023 are included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s 2024 Annual Report was filed with the SEC on February 14, 2025.
Overview
CBRE is the world’s largest commercial real estate services and investment firm (based on 2025 revenue). In 2025, we served clients through four business segments – Advisory Services, Building Operations & Experience (BOE), Project Management and Real Estate Investments (REI) – which are described in “Item 1. Business” in this Annual Report. We generate revenue from both resilient sources and non-recurring sources, including commissions generated by transactions. Our revenue mix has become more weighted towards resilient revenue sources, particularly occupier outsourcing and project management, and we are less dependent on cyclical property sales and lease transaction revenue. Non-recurring transactional revenue and earnings within our Advisory Services segment (notably property sales and leasing) have historically been highest in the year’s fourth quarter due to a focus on completing transactions prior to year-end, but such seasonality has decreased as transactions have comprised a smaller proportion of our total revenue.
Business Environment
The operating environment for commercial real estate improved considerably in 2025. This is evident in markedly increased property leasing and sales activity compared with 2024 levels. Occupier demand for office, industrial and data center space in the U.S. was notably strong throughout the year. Broader capital availability, lower borrowing costs and improved occupancy market fundamentals buoyed investor sentiment and led to increased real estate sales and financing activity in 2025. Large occupiers’ growing appetite for outsourcing services continued to underpin demand for facilities management and project management activities.
Capital Allocation
We deployed approximately $2.7 billion of capital in 2025. Our largest deployments for the year were approximately $1.2 billion for the acquisition of Pearce, a leading provider of advanced technical services for digital and power infrastructure, and approximately $468 million to acquire the remaining 60% equity interest in Industrious, a flexible-workplace solutions and workplace experience platform. In addition, we deployed $956 million in 2025 to repurchase 7,052,481 shares.
Results of Operations
The following presents highlights of CBRE’s performance for the year ended December 31, 2025 (percentages represent comparison to 2024 results):

Revenue	GAAP Net Income	Core EBITDA (1)
$40.6B	$1.2B	$3.3B
13.4%	19.5%	22.3%

GAAP Earnings Per Share (EPS)	Core EPS (1)
$3.85	$6.38
22.6%	25.1%
An improved operating environment supported strong growth for CBRE in 2025. Overall, revenue increased 13.4%. This included 13.4% revenue growth in our resilient businesses (including facilities management, project management, property management, loan servicing, valuations, other portfolio services, and recurring investment management fees), and 13.6% revenue growth in our transactional businesses (property sales, leasing, mortgage origination, carried interest and incentive fees in our investment management business, and development fees).
________________________________________________________________________________________________________________________________________
(1)See “Non-GAAP Financial Measures.”

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31, (1)
	2025		2024
Revenue:
Facilities management	$20,645	50.9%	$18,232	51.0%
Property management	2,579	6.4%	1,976	5.5%
Project management	7,657	18.9%	6,809	19.0%
Advisory leasing	4,497	11.1%	3,895	10.9%
Valuation	815	2.0%	751	2.1%
Loan servicing	503	1.2%	497	1.4%
Other portfolio services	354	0.9%	389	1.1%
Capital markets:
Advisory sales	2,120	5.2%	1,767	4.9%
Commercial mortgage origination	551	1.4%	430	1.2%
Investment management	602	1.5%	650	1.8%
Development services	277	0.7%	388	1.1%
Corporate, other and eliminations	(50)	(0.1)%	(17)	0.0%
Total revenue	40,550	100.0%	35,767	100.0%
Costs and expenses:
Pass-through costs (2)	16,746	41.3%	14,899	41.7%
Cost of revenue, excluding pass-through costs	16,238	40.0%	13,912	38.9%
Operating, administrative and other	5,543	13.7%	5,011	14.0%
Depreciation and amortization	729	1.8%	674	1.9%
Total costs and expenses	39,256	96.8%	34,496	96.4%
Gain on disposition of real estate	459	1.1%	142	0.4%
Operating income	1,753	4.3%	1,413	4.0%
Equity income (loss) from unconsolidated subsidiaries	40	0.1%	(19)	(0.1)%
Other income	19	0.0%	39	0.1%
Interest expense, net of interest income	216	0.5%	215	0.6%
Write-off of financing costs on extinguished debt	2	0.0%	—	0.0%
Income before provision for income taxes	1,594	3.9%	1,218	3.4%
Provision for income taxes	317	0.8%	182	0.5%
Net income	1,277	3.1%	1,036	2.9%
Less: Net income attributable to non-controlling interests	120	0.3%	68	0.2%
Net income attributable to CBRE Group, Inc.	$1,157	2.9%	$968	2.7%
Core EBITDA	$3,308	8.2%	$2,704	7.6%
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

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
We reported consolidated net income of $1.2 billion for the year ended December 31, 2025 on revenue of $40.6 billion as compared to consolidated net income of $968 million on revenue of $35.8 billion for the year ended December 31, 2024.
Revenue increased 13.4%, reflecting double-digit growth across the Advisory Services, BOE and Project Management segments, partially offset by a decrease in revenue in the REI segment.
Foreign currency translation had a 0.7% positive impact on total revenue during the year ended December 31, 2025, primarily driven by strength in the British pound sterling and euro, partially offset by weakness in the Indian rupee, Canadian dollar and Australian dollar.
Pass-through costs increased 12.4% during the year ended December 31, 2025 as compared to the same period in 2024 primarily due to revenue growth in the BOE and Project Management segments. Foreign currency translation had a 0.7% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 16.7% during the year ended December 31, 2025 as compared to the same period in 2024 primarily due to revenue growth consisting of higher commission expense and employee compensation, as well as higher indirect reimbursed costs. Foreign currency translation had a 0.6% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs increased slightly to 40.0% of total revenue from 38.9%.
Operating, administrative and other expenses increased 10.6% during the year ended December 31, 2025 as compared to the same period last year primarily due to an increase in employee compensation driven by revenue growth, third-party fees related to acquisitions and integration activities, along with an increase in Telford’s fire safety provision. Foreign currency translation had a 0.7% negative impact on total operating expenses during the year ended December 31, 2025. Operating, administrative and other expenses as a percentage of revenue decreased to 13.7% from 14.0%, as operating expenses grew slower than revenue.
Depreciation and amortization expense increased by 8.2% during the year ended December 31, 2025 as compared to the same period in 2024, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions, such as Pearce and Industrious.
Gain on disposition of real estate increased by $317 million during the year ended December 31, 2025, driven by monetization of real estate development projects and land sites in the REI segment.
We reported equity income of $40 million during the year ended December 31, 2025 compared to equity loss of $19 million in the same period in 2024. This was primarily driven by positive co-investment returns and sales in the current period, compared to higher unrealized equity losses in the prior period, driven by a fair value adjustment related to our non-core strategic equity investment in Altus Power, Inc. (Altus).
Other income decreased by 51.3% during the year ended December 31, 2025 as compared to the same period in 2024, primarily due to prior year positive fair value adjustments on certain investments.
Interest expense, net of interest income, increased by 0.5% for the year ended December 31, 2025, compared to the same period in 2024. This increase from the impact of increased commercial paper borrowings and issuance of senior term loans and new senior unsecured notes was essentially offset by the impact of net investment hedging activity.
Our provision for income taxes on a consolidated basis was $317 million for the year ended December 31, 2025 as compared to $182 million in 2024. Our effective tax rate increased to 19.9% in 2025 from 15.0% in 2024. The increase was primarily related to the benefit recognized in 2024 for the reversal of unrecognized tax positions.
The Organization for Economic Co-operation & Development (OECD) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by country profits of large multinational companies. European Union member states along with many other countries adopted or expect to adopt the OECD Pillar Two Model effective January 1, 2024, or thereafter. In January 2026, the OECD issued a comprehensive Side by Side Package, which introduces additional administrative guidance intended to enhance coordination and simplify aspects of the global minimum tax framework. The package includes several new safe harbors including the new Side by Side and Ultimate Parent Entity safe harbors that may deem certain top-up taxes to be zero in jurisdictions with qualifying minimum tax regimes, such as the United States. We will continue to monitor additional administrative guidance and legislative action to incorporate the guidance into local law to assess the global impact of the Pillar Two Model Rules. The impact of Pillar Two top-up taxes was insignificant for 2025.
Resilient and Transactional Revenue
Revenue from resilient business lines is calculated as follows (dollars in millions):

	Year Ended December 31,
	2025	2024
Revenue from resilient business lines
Facilities management	$20,645	$18,232
Property management	2,579	1,976
Project management	7,657	6,809
Valuation	815	751
Loan servicing	503	497
Other portfolio services	354	389
Recurring investment management fees (1)	559	537
Revenue from resilient business lines	33,112	29,191
Revenue from transactional business lines (2)	7,488	6,593
Corporate, other and eliminations	(50)	(17)
Total revenue	$40,550	$35,767
________________________________________________________________________________________________________________________________________
(1)Recurring investment management fees is included in Investment management revenue.
(2)Transactional businesses include property sales, leasing, mortgage origination, carried interest and incentive fees in our investment management business, and development fees.
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
In connection with the transactions described above, we organized our operations around, and publicly report our financial results for, four reportable business segments: (1) Advisory Services; (2) BOE; (3) Project Management; and (4) REI.
Advisory Services provides a comprehensive range of services globally, including leasing, capital markets (property sales and loan origination), loan servicing, and valuation. BOE provides a broad suite of integrated, contractually based outsourcing services to occupiers and owners of real estate, including facilities management and property management. Our Project Management business delivers program management, project management and cost consultancy services across commercial real estate, infrastructure and natural resources sectors. REI is a major real assets developer, investor and operator and is comprised of two businesses: investment management and development services.
We also have a Corporate and Other segment. Corporate primarily consists of corporate overhead costs, and costs associated with our platform that are not allocated to segments, including corporate leadership costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported as Corporate and other. It also includes eliminations related to inter-segment revenue. For additional information on our segments, see Note 20 – Segments of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31, (1)
	2025		2024
Revenue:
Advisory leasing	$4,497	50.9%	$3,895	50.4%
Valuation	815	9.2%	751	9.7%
Loan servicing	503	5.7%	497	6.4%
Other portfolio services	354	4.0%	389	5.0%
Capital markets:
Advisory sales	2,120	24.0%	1,767	22.9%
Commercial mortgage origination	551	6.2%	430	5.6%
Total segment revenue	8,840	100.0%	7,729	100.0%
Costs and expenses:
Pass-through costs (2)	50	0.6%	61	0.8%
Cost of revenue, excluding pass-through costs	5,247	59.4%	4,416	57.1%
Operating, administrative and other	1,866	21.1%	1,793	23.2%
Depreciation and amortization	274	3.1%	259	3.4%
Total costs and expenses	7,437	84.1%	6,529	84.5%
Operating income	1,403	15.9%	1,200	15.5%
Equity loss from unconsolidated subsidiaries	—	0.0%	(8)	(0.1)%
Other income	6	0.1%	2	0.0%
Add-back: Depreciation and amortization	274	3.1%	259	3.4%
Adjustments:
Impact of fair value non-cash adjustments related to unconsolidated equity investments	2	0.0%	9	0.1%
Business and finance transformation	15	0.2%	—	0.0%
Non-cash pension buy-out settlement loss	147	1.7%	—	0.0%
Costs associated with efficiency and cost-reduction initiatives	(13)	(0.1)%	40	0.5%
Segment operating profit	$1,834		$1,502
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
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue increased 14.4% for the year ended December 31, 2025 as compared to the same period in 2024. Property sales revenue increased 20.0%, led by office, industrial, land and data centers in the U.S., APAC and Europe. Global leasing revenue rose 15.5%, led by industrial, data centers, and office leasing driven by Americas including 16.1% in the United States, EMEA which grew 15.9% and the United Kingdom, which grew 15.6%.
Foreign currency translation had a 0.4% positive impact on total revenue during the year ended December 31, 2025, primarily driven by strength in the euro and British pound sterling, partially offset by weakness in the Australian dollar and Canadian dollar.
Cost of revenue, excluding pass-through costs increased 18.8%, driven by business growth, higher commission expense and higher professional insurance and benefits, primarily resulting from a non-cash settlement charge related to a pension buy-out in the United Kingdom (U.K.). Foreign currency translation had a 0.3% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs slightly increased to 59.4% of total revenue from 57.1% of total revenue for the same period in 2024 primarily due to escalating commission payouts driven by strong revenue growth.

Operating, administrative and other expenses increased by 4.1% for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to higher employee compensation and bonus, higher business promotion and advertising expense, driven by growth in the business. Foreign currency translation had a 0.4% negative impact on total operating expenses.
For the year ended December 31, 2025, mortgage servicing rights (MSR) contributed $151 million to operating income, offset by $146 million of amortization of related intangible assets. For the year ended December 31, 2024, MSRs contributed $123 million to operating income, offset by $138 million of amortization of related intangible assets. The increase was associated with higher origination activity given an increase in financing activities.
Depreciation and amortization expense increased 5.8% primarily due to higher amortization of mortgage servicing rights as described above.

Building Operations & Experience
The following table summarizes our results of operations for our BOE operating segment for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31, (1)
	2025		2024
Revenue:
Facilities management	$20,645	88.9%	$18,232	90.2%
Property management	2,579	11.1%	1,976	9.8%
Total segment revenue	23,224	100.0%	20,208	100.0%
Costs and expenses:
Pass-through costs (2)	12,529	53.9%	11,168	55.3%
Cost of revenue, excluding pass-through costs	8,370	36.0%	7,066	35.0%
Operating, administrative and other	1,353	5.8%	1,194	5.9%
Depreciation and amortization	269	1.2%	234	1.2%
Total costs and expenses	22,521	97.0%	19,662	97.3%
Operating income	703	3.0%	546	2.7%
Equity (loss) income from unconsolidated subsidiaries	(11)	0.0%	6	0.0%
Other income	11	0.0%	4	0.0%
Add-back: Depreciation and amortization	269	1.2%	234	1.2%
Adjustments:
Integration and other costs related to acquisitions	92	0.4%	39	0.2%
Net results related to the wind-down of certain businesses (3)	30	0.1%	—	0.0%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	65	0.3%
Segment operating profit	$1,094		$894
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
(3)In 2025, management made the decision to wind down certain businesses within the BOE Segment.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue increased 14.9% for the year ended December 31, 2025 as compared to the same period in 2024, reflecting double-digit growth in facilities management and property management, primarily driven by new client wins, contract expansions, and the strategic impact of recent acquisitions. Foreign currency translation had a 0.7% positive impact on total revenue, primarily driven by strength in the British pound sterling and euro, and partially offset by weakness in the Indian rupee.
Pass-through costs increased 12.2% during the year ended December 31, 2025 as compared to the same period in 2024 primarily due to revenue growth in the BOE segment. Foreign currency translation had a 0.7% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 18.5%, driven by higher professional compensation and indirect managed spend, due to revenue growth, as well as an increase driven by acquisitions. Foreign currency translation had a 0.7% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.0% of total revenue, an increase from 35.0% for the year ended December 31, 2024.
Operating, administrative and other expenses increased 13.3%, primarily due to higher employee compensation and benefit expenses. Foreign currency translation had a 0.8% negative impact on total operating expenses during the year ended December 31, 2025.
Depreciation and amortization expense increased 15.0%, reflecting higher expenses related to intangibles from recent acquisitions such as Industrious.

Project Management
The following table summarizes our results of operations for our Project Management operating segment for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31, (1)
	2025		2024
Segment revenue	7,657	100.0%	6,809	100.0%
Costs and expenses:
Pass-through costs (2)	4,167	54.4%	3,670	53.9%
Cost of revenue, excluding pass-through costs	2,453	32.0%	2,180	32.0%
Operating, administrative and other	501	6.5%	439	6.4%
Depreciation and amortization	104	1.4%	111	1.6%
Total costs and expenses	7,225	94.4%	6,400	94.0%
Operating income	432	5.6%	409	6.0%
Other income	2	0.0%	2	0.0%
Add-back: Depreciation and amortization	104	1.4%	111	1.6%
Adjustments:
Integration and other costs related to acquisitions	23	0.3%	(22)	(0.3)%
Segment operating profit	$561		$500
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
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue increased 12.5% for the year ended December 31, 2025, led by strong business activity in the United Kingdom, North America and the Middle East, as well as increased revenue from pass-through costs. Foreign currency translation had a 0.8% positive impact on total revenue, primarily driven by strength in the Swiss franc and Singapore dollar, and partially offset by weakness in the Indian rupee.
Pass-through costs increased 13.5% during the year ended December 31, 2025 as compared to the same period in 2024 primarily due to revenue growth in the Project Management segment. Foreign currency translation had a 0.6% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 12.5%, driven by increased professional compensation and higher reimbursable expenses. Foreign currency translation had a 0.7% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 32.0% of total revenue and remained flat compared to year ended December 31, 2024.
Operating, administrative and other expenses increased 14.1%, primarily due to higher employee compensation expenses and higher office management and administrative salaries. Foreign currency translation had a 1.3% negative impact on total operating expenses during the year ended December 31, 2025.
Depreciation and amortization expense decreased 6.3%, reflecting lower amortization expense due to intangible assets being fully amortized in 2024.

Real Estate Investments
The following table summarizes our results of operations for our REI operating segment for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31, (1)
	2025		2024
Revenue:
Investment management	$602	68.5%	$650	62.6%
Development services	277	31.5%	388	37.4%
Total segment revenue	879	100.0%	1,038	100.0%
Costs and expenses:
Cost of revenue	161	18.3%	224	21.6%
Operating, administrative and other	1,061	120.7%	862	83.0%
Depreciation and amortization	12	1.4%	13	1.3%
Total costs and expenses	1,234	140.4%	1,099	105.9%
Gain on disposition of real estate	432	49.1%	142	13.7%
Operating income	77	8.8%	81	7.8%
Equity income from unconsolidated subsidiaries	48	5.5%	117	11.3%
Other income	—	0.0%	6	0.6%
Add-back: Depreciation and amortization	12	1.4%	13	1.3%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	10	1.1%	8	0.8%
Net results related to the wind-down of certain businesses (2)	44	5.0%	—	0.0%
Costs associated with efficiency and cost-reduction initiatives	1	0.1%	3	0.3%
Provision associated with Telford’s fire safety remediation efforts	132	15.0%	33	3.2%
Segment operating profit	$324		$261
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
(2)In 2025, management made the decision to wind down the legacy Telford Homes’ construction self-delivery business.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue decreased 15.3% for the year ended December 31, 2025 primarily due to lower incentive fees and carried interest partially offset by higher asset management fees in our Investment Management business and lower construction management and development fees from development services. Foreign currency translation had a 1.1% positive impact on total revenue during the year ended December 31, 2025, primarily driven by strength in the British pound sterling and euro.
Cost of revenue decreased 28.1% for the year ended December 31, 2025 as compared to the same period in 2024 due to lower construction costs incurred on our real estate development projects. Foreign currency translation had a 1.4% negative impact on total cost of revenue during the year ended December 31, 2025.
Operating, administrative and other expenses increased 23.1%, primarily due to an increase in Telford’s fire safety provision, higher impairment losses and higher bonuses in the development services line of business, partially offset by a decrease in variable incentive compensation in our investment management line of business. Foreign currency translation had a 1.5% negative impact on total operating expenses.
Gain on disposition of real estate increased by $290 million compared to the same period in 2024 due primarily to gains recognized upon monetization of real estate development assets and land sites in the United States.
We recorded equity income from unconsolidated subsidiaries of approximately $48 million versus equity income of $117 million during the same period in 2024, primarily due to lower sales in the current year as compared to prior year.

A roll forward of our assets under management (AUM) by product type for the year ended December 31, 2025 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2024	$64.0	$73.4	$8.8	$146.2
Inflows	4.9	8.1	2.6	15.6
Outflows	(4.3)	(8.4)	(1.3)	(14.0)
Market appreciation	4.3	2.7	0.7	7.7
Balance at December 31, 2025	$68.9	$75.8	$10.8	$155.5
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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the years ended December 31, 2025 and 2024 (dollars in millions):

	Year Ended December 31, (1)
	2025	2024
Elimination of inter-segment revenue	$(50)	$(17)
Costs and expenses:
Cost of revenue (2)	7	26
Operating, administrative and other	762	723
Depreciation and amortization	70	57
Total costs and expenses	839	806
Gain on disposition of real estate	27	—
Operating loss	(862)	(823)
Equity income (loss) from unconsolidated subsidiaries	3	(134)
Other income	—	25
Add-back: Depreciation and amortization	70	57
Adjustments:
Integration and other costs related to acquisitions	188	76
Charges related to indirect tax audits and settlements	(1)	76
Business and finance transformation	86	—
Costs associated with efficiency and cost-reduction initiatives	12	151
Costs incurred related to legal entity restructuring	—	2
Segment operating loss	$(504)	$(570)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 5.4% to $762 million for the year ended December 31, 2025, mainly due to higher costs related to acquisitions, integration activities and higher management incentive compensation.
Other (non-core)
We recorded equity income of $3 million in the year ended December 31, 2025, reflecting the higher value of our investment in publicly traded Altus, which was acquired by a third-party on April 16, 2025, offset by losses on other investments. This compares with a $134 million loss during the same period in 2024, reflecting the lower valuation of our investment in Altus.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2026 include up to $500 million of anticipated capital expenditures, net of tenant concessions. During the year ended December 31, 2025, we incurred $366 million of capital expenditures. As of December 31, 2025, we had aggregate future commitments of $216 million related to co-investments funds in our REI segment, up to $70 million of which is expected to be funded in 2026. Additionally, as of December 31, 2025, we are committed to fund additional capital of $226 million and $56 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of December 31, 2025, we had $3.8 billion of borrowings available under our revolving credit facilities (under both the 5-Year Revolving Credit Agreement and 364-Day Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.9 billion of cash and cash equivalents. We intend to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of December 31, 2025 and 2024, we had $852 million and $175 million, respectively, in outstanding borrowings under the commercial paper program.
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
On November 13, 2025, we issued $750 million in aggregate principal amount of 4.900% senior notes due 2033, generating aggregate net proceeds of approximately $742 million, after offering expenses. We used the net proceeds from this offering to repay borrowings under our commercial paper program used in connection with the Pearce acquisition and other corporate purposes.
On May 12, 2025, we issued $600 million in aggregate principal amount of 4.800% senior notes due 2030 and $500 million in aggregate principal amount of 5.500% senior notes due 2035, generating aggregate net proceeds of approximately $1.1 billion after offering expenses. On May 28, 2025, we used a portion of the proceeds from this offering to redeem in full the $600 million aggregate outstanding principal amount of our 4.875% senior notes due 2026.
As noted above, we believe that any future significant acquisitions we may make could require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to obtain acquisition financing on favorable terms, or at all, in the future.
Our long-term liquidity needs, other than those related to ordinary course obligations and commitments such as operating leases, generally consist of the following: the first is the repayment of the outstanding and anticipated principal amounts of our long-term indebtedness. If our cash flow is insufficient to repay our long-term debt when it comes due, then we expect that we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments would be available on attractive terms, if at all.
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of December 31, 2025 and 2024, we had accrued deferred purchase consideration totaling $279 million ($149 million of which was a current liability) and $292 million ($199 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 8 of this Annual Report.

Lastly, as described in Note 17 – Stockholders’ Equity of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report, in November 2024, our Board of Directors (Board) authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of December 31, 2025. The Board also extended the term of the 2024 program through December 31, 2029.
During the year ended December 31, 2025, we repurchased 7,052,481 shares of our common stock with an average price of $135.52 per share for an aggregate of $956 million under the 2024 program. During the period January 1, 2026 through February 10, 2026, we repurchased 607,935 shares of our common stock with an average price of $167.08 per share for an aggregate of $102 million. As of December 31, 2025 and February 10, 2026, we had $4.9 billion and $4.8 billion, respectively, of capacity remaining under the 2024 program.
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
As more fully described in Note 22 – Telford Fire Safety Remediation of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report, on March 16, 2023, Telford Homes entered into a legally binding agreement with the U.K. government to take responsibility for performing or funding remediation works relating to certain life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters in height or greater in England constructed in the last 30 years (in-scope buildings) and withdraw Telford Homes-developed buildings from the government-sponsored funds or reimburse the government funds for the cost of remediation.
We had an estimated liability of approximately $321 million (of which $126 million was current) and $204 million (of which $102 million was current) as of December 31, 2025 and 2024, respectively, related to the remediation efforts. We recognized an additional provision in the year ended December 31, 2025 based on additional information obtained and evaluations performed allowing for a more refined estimate on a building-by-building basis.
The estimated remediation costs for in-scope buildings are subjective, highly complex and dependent on a number of variables outside of Telford Homes’ control. These include, but are not limited to, individual remediation requirements for each building, the time required for the remediation to be completed, cost of construction or remediation materials, availability of construction materials, potential discoveries made during remediation that could necessitate incremental work, investigation costs, availability of qualified fire safety engineers, potential business disruption costs, potential changes to or new regulations and regulatory approval. We will continue to closely monitor these developments and will update estimates as additional information becomes available regarding regulatory expectations, design specifications and contractor pricing.

Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $1,559 million for the year ended December 31, 2025 as compared to net cash provided by operating activities of $1,708 million during the year ended December 31, 2024. The decrease in net cash provided by operating activities was driven by net outflows associated with working capital movements, largely due to the costs associated with onboarding new clients and the timing of cash collections and vendor payments, offset by higher cash inflows from earnings, driven by strong revenue growth.
Investing Activities
Net cash used in investing activities totaled $1,627 million for the year ended December 31, 2025 as compared to net cash used in investing activities of $1,514 million during the year ended December 31, 2024. The increase of $113 million in cash outflows was primarily driven by higher cash paid for acquisitions in the current period; primarily consisting of the acquisitions of Industrious and Pearce, compared to the prior period when we acquired J&J Worldwide Services and Direct Line. The increase was offset by higher proceeds received from real estate sales.
Financing Activities
Net cash provided by financing activities totaled $796 million for the year ended December 31, 2025 as compared to net cash used in financing activities of $221 million for the year ended December 31, 2024. The increased cash inflow was primarily driven by higher net proceeds from the issuance of long-term debt in the current period, compared to prior year, partially offset by cash paid to repurchase common stock and the redemption of our 4.875% senior notes.

Summary of Contractual Obligations and Other Commitments
The following is a summary of our various contractual obligations and other commitments as of December 31, 2025 (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year
Total gross long-term debt (1)	$5,181	$71
Short-term borrowings (2)	2,465	2,465
Operating leases (3)	3,677	336
Finance leases (3)	509	72
Total gross notes payable on real estate (4)	202	87
Deferred purchase consideration (5)	129	99
Total contractual obligations	$12,163	$3,130

	Amount of Other Commitments
Other Commitments	Total	Less than 1 year
Self-insurance reserves (6)	$218	$218
Co-investments (7) (8)	272	126
Letters of credit (7)	308	308
Guarantees (7) (9)	203	203
Telford’s fire safety remediation provision (10)	321	126
Total other commitments	$1,322	$981
The table above excludes estimated payment obligations for our qualified defined benefit pension plans. For information about our future estimated payment obligations for these plans, see Note 15 – Employee Benefit Plans of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
________________________________________________________________________________________________________________________________________
(1)Reflects gross outstanding long-term debt balances as of December 31, 2025, assumed to be paid at maturity, excluding unamortized discount, premium and deferred financing costs. See Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make $1.4 billion of interest payments, $243 million of which will be made in 2026.
(2)The majority of this balance represents our warehouse lines of credit, which are recourse only to our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) and are secured by our related warehouse receivables. See Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)Includes forecasted interest expense. See Note 13 – Leases of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(4)Reflects gross outstanding notes payable on real estate as of December 31, 2025 ($3 million of which is recourse to us, beyond being recourse to the single-purpose entity that held the real estate asset and was the primary obligor on the note payable), assumed to be paid at maturity, excluding unamortized deferred financing costs. Amounts do not include scheduled interest payments. The notes have either fixed or variable interest rates, ranging from 3.0% to 8.0% at December 31, 2025.
(5)Represents deferred obligations, excluding contingent consideration, related to previous acquisitions, which are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets at December 31, 2025 set forth in Item 8 of this Annual Report.
(6)Represents outstanding reserves for claims under certain insurance programs, which are included in other current and other long-term liabilities in the consolidated balance sheets as of December 31, 2025 set forth in Item 8 of this Annual Report. While $15 million of the $218 million in claim payments are expected to be payable within one year, due to the nature of this item, claim payments representing the remaining balance of $203 million could be due at any time upon the occurrence of certain events. Accordingly, the entire balance has been reflected as expiring in less than one year.
(7)See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(8)Includes $216 million to fund future co-investments in our Investment Management business, up to $70 million of which is expected to be funded in 2026, and $56 million committed to invest in unconsolidated real estate development projects. This amount does not include capital committed to consolidated real estate development projects of $226 million as of December 31, 2025.
(9)Due to the nature of guarantees, payments could be due at any time upon the occurrence of certain triggering events, including default. Accordingly, all guarantees are reflected as expiring in less than one year.
(10)See Note 22 – Telford Fire Safety Remediation of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc. (CBRE Group), CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans) with weighted-average interest rate of 3.8% as of December 31, 2025, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of these term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
On March 13, 2025, CBRE Group, CBRE Services and Relam Borrower entered into Amendment No. 1 to the 2023 Credit Agreement, which provided for, among other things, the ability of Relam Borrower to obtain incremental commitments and loans under the 2023 Credit Agreement in an aggregate principal amount of $750 million (or the Euro equivalent). On March 14, 2025, CBRE Group, CBRE Services and Relam Borrower entered into Amendment No. 2 and Incremental Assumption Agreement to the 2023 Credit Agreement, pursuant to which Relam Borrower incurred incremental term loans (i) denominated in Euros in the aggregate principal amount of €425 million (Incremental Euro Term Loans) and (ii) denominated in U.S. Dollars in the aggregate principal amount of $125 million (Incremental USD Term Loans). The Incremental Euro Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (Euro) Loans, and the Incremental USD Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (USD) Loans under the 2023 Credit Agreement. The proceeds of the Incremental Euro Term Loans and the Incremental USD Term Loans were used for working capital and other general corporate purposes (including the partial repayment of borrowings under the commercial paper program) and to pay fees and expenses incurred in connection with entering into the amendments to the 2023 Credit Agreement. On June 24, 2025, CBRE Group, CBRE Services and Relam Borrower entered into Amendment No. 3 to the 2023 Credit Agreement, for the purpose of, among other things, amending the financial covenants to remove the interest coverage ratio covenant and to increase certain baskets and thresholds in the 2023 Credit Agreement in a manner consistent with the terms of the Revolving Credit Agreements described below.
The term loan borrowings under the 2023 Credit Agreement are fully and unconditionally guaranteed on a senior basis by CBRE Group and CBRE Services.
On November 13, 2025, CBRE Services issued $750 million in aggregate principal amount of 4.900% senior notes due January 15, 2033 (the 4.900% senior notes) at a price equal to 99.813% of their face value. The 4.900% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 4.900% per year and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026.
On May 12, 2025, CBRE Services issued $600 million in aggregate principal amount of 4.800% senior notes due June 15, 2030 (the 4.800% senior notes) at a price equal to 99.065% of their face value. The 4.800% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 4.800% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025.
On May 12, 2025, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due June 15, 2035 (the 2035 5.500% senior notes) at a price equal to 99.549% of their face value. The 2035 5.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025.

On February 23, 2024, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 2029 5.500% senior notes) at a price equal to 99.837% of their face value. The 2029 5.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year.
On June 23, 2023, CBRE Services issued $1.0 billion in aggregate principal amount of 5.950% senior notes due August 15, 2034 (the 5.950% senior notes) at a price equal to 98.174% of their face value. The 5.950% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.950% per year and is payable semi-annually in arrears on February 15 and August 15 of each year.
On March 18, 2021, CBRE Services issued $500 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year.
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
Our senior notes are fully and unconditionally guaranteed by CBRE Group.
Combined summarized financial information for CBRE Group (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	December 31,
	2025	2024
Balance Sheet Data:
Current assets	$61	$29
Non-current assets	1,755	1,730
Total assets	$1,816	$1,759

Current liabilities	$908	$1,072
Non-current liabilities (1)	12,364	11,506
Total liabilities (1)	$13,272	$12,578

	Year Ended December 31,
	2025	2024
Statement of Operations Data:
Revenue	$—	$—
Operating (loss) income	(4)	99
Net (loss) income	(420)	57
________________________________________________________________________________________________________________________________________
(1)Includes $8.3 billion and $8.9 billion of intercompany loan payables to non-guarantor subsidiaries as of December 31, 2025 and 2024, respectively. All intercompany balances and transactions between CBRE Group and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

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
The 5-Year Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the 5-Year Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate and capacity for swingline loans not to exceed $300 million in the aggregate. The 5-Year Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group.
As of December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $17 million of letters of credit were outstanding as of December 31, 2025. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility. As of December 31, 2024, $132 million was outstanding under our prior revolving credit facility. No letters of credit were outstanding as of December 31, 2024.
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
The 364-Day Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). The 364-Day Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group.
As of December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of December 31, 2025, we had $852 million in outstanding borrowings under the commercial paper program with a weighted-average annual interest rate of 3.84%. As of February 10, 2026 and December 31, 2024, we had $1.1 billion and $175 million, respectively, in outstanding borrowings under the commercial paper program.
In addition, Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of December 31, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.
We also maintain warehouse lines of credit with certain third-party lenders. For additional information on all of our short-term borrowings, see Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.
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
Our revenue recognition policies are consistent with this five-step framework. Understanding the complex terms of agreements and determining the appropriate timing, amount, and method to recognize revenue for each transaction requires significant judgement. These significant judgements include: (i) determining what measure of progress or what point in time best depicts the transfer of control to the customer; (ii) applying the series guidance to certain performance obligations satisfied over time; (iii) estimating how and when contingencies, or other forms of variable consideration, will impact the timing and amount of revenue recognition and (iv) determining whether we control third party services before they are transferred to the customer in order to appropriately recognize the associated revenue on either a gross or net basis. The timing and amount of revenue recognition in a period could vary if different judgments were made. Our revenues subject to the most judgment are sales and lease commission revenue, incentive-based management fees, development fees and third party fees associated with our occupier outsourcing and property management services. For a detailed discussion of our revenue recognition policies, see the Revenue Recognition section within Note 2 – Significant Accounting Policies of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
Goodwill and Other Intangible Assets
As of December 31, 2025, our consolidated balance sheets included goodwill of $7.1 billion and other intangible assets of $3.0 billion.
Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. We may engage a third-party valuation firm to assist us in identifying and determining the fair value of intangible assets acquired. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in different values being attributed to assets and liabilities, the amount of periodic depreciation and amortization expense recognized, and the results of future asset impairment reviews.
We test goodwill and other intangible assets deemed to have indefinite lives as of the beginning of the fourth quarter of each year and more frequently if events and circumstances indicate the potential for impairment is more likely than not. We have the option to perform a qualitative assessment with respect to any of our reporting units and indefinite-lived intangible assets to determine whether a quantitative impairment test is needed. We are permitted to assess based on qualitative factors whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. Our procedures under qualitative tests include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset-specific factors and entity-specific events. If we determine that a reporting unit’s goodwill or an indefinite-lived intangible asset may be impaired after utilizing these qualitative impairment analysis procedures, we perform a quantitative impairment test to determine the amount, if any, of impairment to recognize. When performing a quantitative test, we use a combination of market and income approaches. The market approach is based on the guideline public company method which estimates the value of our reporting units by applying valuation multiples of selected guideline public companies to the reporting unit’s key operating metrics. The income approach is based on the discounted cash flow method which estimates the fair value of our reporting units and indefinite-lived intangible assets by estimating the present value of projected future cash flows. Management’s judgment is required to develop assumptions to estimate fair values, including selected market multiples for the guideline public company method and revenue growth rates, profit margin percentages, and discount rates for the discounted cash flow method. Due to the many variables inherent in the estimation of these fair values and the relative size of our goodwill and indefinite-lived intangible assets, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.
We did not incur any impairment losses as a result of our impairment tests performed in 2025, as it was determined that the fair value of the reporting units exceed the carrying value as of the date quantitative tests were performed and it is more likely than not that the estimated fair values of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values as of December 31, 2025. Additionally, we do not believe that the estimated fair values of our reporting units or indefinite-lived intangible assets are at risk of decreasing below their carrying values in the next twelve months. For additional information on goodwill and intangible asset impairment testing, see Note 2 – Significant Accounting Policies and Note 10 – Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes,” FASB ASC (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Accounting for tax positions requires judgment, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2025 and 2024 are appropriately accounted for in accordance with Topic 740, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.
Our future effective tax rate could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
See Note 16 – Income Taxes of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for further information regarding income taxes.
Telford Fire Safety Remediation
As of December 31, 2025, the company had an estimated liability of $321 million on the balance sheet which represents estimated future losses associated with overall remediation efforts. It includes amounts that the U.K. government has already paid or quantified through the Building Safety Fund and estimates developed by Telford’s management and/or third-party experts for the remaining in-scope buildings. The estimates were developed using the best available data, including (i) industry data, (ii) fire safety assessments (also known as Publicly Available Specification (PAS) assessments and include fire risk appraisal of external wall construction) which identified remediation work to be performed on specific buildings, and (iii) bids from subcontractors. We applied an inflation factor to account for uncertainty in completion of remediation activities, which could take an extended period of time to complete, an estimate of direct costs associated with an internal team dedicated to this remediation, and a contingency to account for unknown remediation costs. Inherent uncertainties exist in such evaluations primarily due to its subjective, highly complex nature and other unknowns such as individual remediation requirements, time required for remediation, and cost of materials and resources amongst others. We will continue to assess new information as it becomes available during the remediation process and adjust our estimated liability accordingly.
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

Non-GAAP Financial Measures
Core EBITDA, core adjusted net income and core earnings per share (or core EPS) are not recognized measurements under accounting principles generally accepted in the United States, or U.S. GAAP. We use core EBITDA, core adjusted net income and core EPS as indicators of the company’s operating financial performance.
When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. We generally use these non-GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected costs and charges that may obscure the underlying performance of our business and related trends. Because not all companies use identical calculations, our presentation of core EBITDA, core adjusted net income and core EPS may not be comparable to similarly titled measures of other companies.
Core EBITDA represents earnings before the portion attributable to non-controlling interests, depreciation and amortization, asset impairments, net interest expense, write-off of financing costs on extinguished debt, income taxes, further adjusted for the following items (Other adjustments):
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•impact of fair value adjustments related to unconsolidated equity investments,
•business and finance transformation,
•non-cash pension buy-out settlement loss,
•costs associated with efficiency and cost-reduction initiatives,
•costs incurred related to legal entity restructuring,
•net fair value adjustments on strategic non-core investments, and
•provision associated with Telford’s fire safety remediation efforts.
Core adjusted net income and core EPS exclude the effect of Other adjustments noted above, from U.S. GAAP net income and U.S. GAAP earnings per diluted share. In addition, these metrics are further adjusted for:
•non-cash amortization expense related to intangible assets attributable to acquisitions,
•interest expense related to indirect tax audits and settlements,
•write-off of financing costs on extinguished debt,
•impact of adjustments on non-controlling interest, and
•the tax impact of adjusted items and strategic non-core investments.
We believe that investors may find these measures useful in evaluating our operating performance compared to that of other companies in our industry because their calculations generally eliminate the effects of acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions, the effects of financings, income taxes and the accounting effects of capital spending.
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
Core EBITDA is calculated as follows (dollars in millions):

	Year Ended December 31,
	2025	2024
Net income attributable to CBRE Group, Inc.	$1,157	$968
Net income attributable to non-controlling interests	120	68
Net income	1,277	1,036
Adjustments:
Depreciation and amortization	729	674
Interest expense, net of interest income	216	215
Write-off of financing costs on extinguished debt	2	—
Provision for income taxes	317	182
Integration and other costs related to acquisitions	303	93
Carried interest incentive compensation expense to align with the timing of associated revenue	10	8
Charges related to indirect tax audits and settlements	(1)	76
Net results related to the wind-down of certain businesses (1)	74	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	2	9
Business and finance transformation	101	—
Non-cash pension buy-out settlement loss	147	—
Costs associated with efficiency and cost-reduction initiatives	—	259
Costs incurred related to legal entity restructuring	—	2
Net fair value adjustments on strategic non-core investments	(1)	117
Provision associated with Telford’s fire safety remediation efforts	132	33
Core EBITDA	$3,308	$2,704
Core net income attributable to CBRE Group, Inc. stockholders, as adjusted (or core adjusted net income), and core EPS, are calculated as follows (in millions, except share and per share data):

	Year Ended December 31,
	2025	2024
Net income attributable to CBRE Group, Inc.	$1,157	$968
Adjustments:
Non-cash amortization expense related to intangible assets attributable to acquisitions	226	199
Interest expense related to indirect tax audits and settlements	4	16
Write-off of financing costs on extinguished debt	2	—
Impact of adjustments on non-controlling interest	—	(18)
Integration and other costs related to acquisitions	303	93
Carried interest incentive compensation expense to align with the timing of associated revenue	10	8
Charges related to indirect tax audits and settlements	(1)	76
Net results related to the wind-down of certain businesses (1)	74	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	2	9
Business and finance transformation	101	—
Non-cash pension buy-out settlement loss	147	—
Costs associated with efficiency and cost-reduction initiatives	—	259
Costs incurred related to legal entity restructuring	—	2
Net fair value adjustments on strategic non-core investments	(1)	117
Provision associated with Telford’s fire safety remediation efforts	132	33
Tax impact of adjusted items and strategic non-core investments	(236)	(191)
Core net income attributable to CBRE Group, Inc., as adjusted	$1,920	$1,571

Core diluted income per share attributable to CBRE Group, Inc., as adjusted	$6.38	$5.10

Weighted-average shares outstanding for diluted income per share	300,751,541	308,033,612
________________________________________________________________________________________________________________________________________
(1)    In 2025, management made the decision to wind down the legacy Telford Homes’ construction self-delivery business. In addition, management made the decision to wind down certain businesses within the BOE Segment.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risk primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. See Note 7 – Fair Value Measurements and Note 8 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for additional information on fair value methodology used to value the swaps at December 31, 2025. We apply FASB ASC Topic 815, “Derivatives and Hedging,” when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.
International Operations
We conduct a significant portion of our business and employ a substantial number of people outside the U.S. As a result, we are subject to risks associated with doing business globally. Our Investment Management business has significant euro and British pound denominated AUM, as well as associated revenue and earnings in Europe. In addition, our BOE, Advisory and Project Management segments derive significant revenue and earnings in foreign currencies, particularly the euro and British pound sterling. Fluctuations in foreign currency exchange rates may produce corresponding changes in our AUM, revenue and earnings.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar. We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. As of December 31, 2025, we had twenty-six outstanding cross-currency swaps with a total fair value of $63 million included in other assets and $292 million included in other liabilities.
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
During the year ended December 31, 2025, approximately 43.6% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Year Ended December 31,
	2025		2024
United States dollar	$22,854	56.4%	$20,166	56.4%
British pound sterling	5,693	14.0%	4,968	13.9%
Euro	3,878	9.6%	3,239	9.1%
Canadian dollar	1,157	2.9%	1,083	3.0%
Indian rupee	908	2.2%	756	2.1%
Australian dollar	927	2.3%	941	2.6%
Japanese yen	615	1.5%	528	1.5%
Chinese yuan	483	1.2%	490	1.4%
Swiss franc	474	1.2%	491	1.4%
Singapore dollar	440	1.1%	430	1.2%
Other currencies (1)	3,121	7.6%	2,675	7.4%
Total revenue	$40,550	100.0%	$35,767	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 49 and 46 currencies comprise 7.6% and 7.4% of our revenues for the years ended December 31, 2025 and 2024, respectively.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will negatively or positively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the year ended December 31, 2025, would have increased pre-tax income by $11 million. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have decreased pre-tax income by $13 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.

Foreign currency exchange rate changes may have a materially adverse effect on our financial condition and operating results. Due to our exposure to constantly changing currency rates, we cannot predict how currency exchange rate changes may affect future operating results. In addition, currency exchange volatility may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our international operations are also subject to political instability and changes in tax, trade and regulatory policies, among other things, which may adversely affect our future financial performance. We monitor these risks and may add more oversight of our business activities in foreign countries where such risks and costs are particularly significant.
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. We may also enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. No interest rate swap agreements were outstanding as of December 31, 2025 or December 31, 2024.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt as of December 31, 2025, the net impact of the additional interest cost would be a decrease of $22 million on pre-tax income for the year ended December 31, 2025.
For additional information on the estimated fair value and carrying value of our long-term debt, see Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CBRE Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Assessment of gross unrecognized tax benefits
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $364 million as of December 31, 2025. The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefits process, including the interpretation of tax law and the estimate of the unrecognized tax benefits. Since tax law is complex and often subject to interpretations, we involved tax professionals with specialized skills and knowledge, who assisted in:
•Obtaining and understanding of the Company’s tax planning strategies including changes in legal entity structures and intercompany financing arrangements,
•Evaluating the Company’s interpretation of tax law and the potential impact on the Company’s tax positions,
•Inspecting correspondence with applicable taxing authorities, and assessing the expiration of statutes of limitations, and,
•Performing an independent assessment of certain of the Company’s tax positions and comparing the results to the Company’s assessment.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Chicago, Illinois
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CBRE Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CBRE Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired acquired Industrious National Management Company LLC and Pearce Services, LLC during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Industrious National Management Company LLC and Pearce Services, LLC’s internal control over financial reporting associated with eight percent of total assets, excluding goodwill, and one percent of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Industrious National Management Company LLC and Pearce Services, LLC.
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
/s/ KPMG LLP
Chicago, Illinois
February 12, 2026

CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,864	$1,114
Restricted cash	150	107
Receivables, less allowance for doubtful accounts of $125 and $101 at December 31, 2025 and 2024, respectively	8,284	7,005
Warehouse receivables	1,630	561
Contract assets	462	400
Prepaid expenses	372	332
Income taxes receivable	175	130
Other current assets	552	321
Total Current Assets	13,489	9,970
Property and equipment, net of accumulated depreciation and amortization of $2,137 and $1,795 at December 31, 2025 and 2024, respectively	1,049	914
Goodwill	7,051	5,621
Other intangible assets, net of accumulated amortization of $2,764 and $2,494 at December 31, 2025 and 2024, respectively	2,972	2,298
Operating lease assets	2,062	1,198
Investments in unconsolidated subsidiaries (with $421 and $890 at fair value at December 31, 2025 and 2024, respectively)	870	1,295
Non-current contract assets	103	89
Real estate under development	646	505
Non-current income taxes receivable	106	75
Deferred tax assets, net	697	538
Other assets	1,832	1,880
Total Assets	$30,877	$24,383
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,838	$4,102
Compensation and employee benefits payable	1,630	1,419
Accrued bonus and profit sharing	1,879	1,695
Operating lease liabilities	284	200
Contract liabilities	448	375
Income taxes payable	258	209
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	1,609	552
Revolving credit facilities	—	132
Other short-term borrowings	856	222
Current maturities of long-term debt	71	36
Other current liabilities	447	345
Total Current Liabilities	12,320	9,287
Long-term debt, net of current maturities	5,050	3,245
Non-current operating lease liabilities	2,121	1,307
Non-current income taxes payable	—	—
Non-current tax liabilities	183	160
Deferred tax liabilities, net	238	247
Other liabilities	1,339	945
Total Liabilities	21,251	15,191
Mezzanine Equity:
Redeemable non-controlling interests in consolidated entities	433	—
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 295,731,478 and 302,052,229 shares issued and outstanding at December 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,916	9,567
Accumulated other comprehensive loss	(1,041)	(1,159)
Total CBRE Group, Inc. Stockholders’ Equity	8,878	8,411
Non-controlling interests	315	781
Total Equity	9,193	9,192
Total Liabilities and Equity	$30,877	$24,383
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$40,550	$35,767	$31,949
Costs and expenses:
Cost of revenue	32,984	28,811	25,675
Operating, administrative and other	5,543	5,011	4,562
Depreciation and amortization	729	674	622
Total costs and expenses	39,256	34,496	30,859
Gain on disposition of real estate	459	142	27
Operating income	1,753	1,413	1,117
Equity income (loss) from unconsolidated subsidiaries	40	(19)	248
Other income	19	39	61
Interest expense, net of interest income	216	215	149
Write-off of financing costs on extinguished debt	2	—	—
Income before provision for income taxes	1,594	1,218	1,277
Provision for income taxes	317	182	250
Net income	1,277	1,036	1,027
Less: Net income attributable to non-controlling interests	120	68	41
Net income attributable to CBRE Group, Inc.	$1,157	$968	$986
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$3.88	$3.16	$3.20
Weighted-average shares outstanding for basic income per share	298,157,861	305,859,458	308,430,080
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$3.85	$3.14	$3.15
Weighted-average shares outstanding for diluted income per share	300,751,541	308,033,612	312,550,942
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,277	$1,036	$1,027
Other comprehensive income (loss):
Foreign currency translation gain (loss)	33	(243)	111
Pension liability adjustments, net of income tax (expense) benefit of $(37.6), $1.1 and $(0.7) for the years ended December 31, 2025, 2024 and 2023, respectively	112	4	2
Other, net of income tax benefit (expense) of $33.5, $(2.8) and $3.6 for the years ended December 31, 2025, 2024 and 2023, respectively	(6)	(9)	(18)
Total other comprehensive income (loss)	139	(248)	95
Comprehensive income	1,416	788	1,122
Less: Comprehensive income attributable to non-controlling interests	141	55	77
Comprehensive income attributable to CBRE Group, Inc.	$1,275	$733	$1,045
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,277	$1,036	$1,027
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	729	674	622
Amortization of other assets	199	195	168
Net non-cash mortgage servicing rights and premiums on loan sales	(187)	(162)	(102)
Deferred income taxes	(269)	(194)	(121)
Stock-based compensation expense	120	146	96
Equity (income) loss from investments	(40)	19	(248)
Gain on sale of real estate assets	(459)	(142)	(27)
Other non-cash adjustments	227	8	(18)
Changes in:
Sale of mortgage loans	15,135	12,817	9,714
Origination of mortgage loans	(16,163)	(12,668)	(9,905)
Warehouse lines of credit	1,057	(114)	218
Receivables, prepaid expenses and other assets	(882)	(597)	(702)
Accounts payable, accrued liabilities and other liabilities	570	566	34
Accrued compensation expenses	285	206	(173)
Income taxes, net	(40)	(82)	(103)
Net cash provided by operating activities	1,559	1,708	480
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(366)	(307)	(305)
Payments for business acquired, net of cash acquired	(1,374)	(1,067)	(203)
Capital contributions related to investments	(161)	(136)	(127)
Acquisition and development of real estate assets	(390)	(389)	(171)
Proceeds from disposition of real estate assets	509	235	77
Other investing activities, net	155	150	48
Net cash used in investing activities	(1,627)	(1,514)	(681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	4,173	4,006
Repayment of revolving credit facility	(132)	(4,041)	(4,184)
Proceeds from commercial paper, net	677	175	—
Proceeds from long-term debt	2,410	495	1,723
Repayment of long-term debt	(670)	(9)	(437)
Repurchase of common stock	(968)	(627)	(665)
Other financing activities, net	(521)	(387)	(289)
Net cash provided by (used in) financing activities	796	(221)	154
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	65	(123)	13
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	793	(150)	(34)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	1,221	1,371	1,405
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$2,014	$1,221	$1,371
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$448	$396	$191
Income tax payments, net	$599	$467	$467
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$183	$19	$54
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except share data)

	CBRE Group, Inc. Stockholders’
					Accumulated other comprehensive loss
	Shares	Class A common stock	Additional paid-in capital	Accumulated earnings	Minimum pension liability	Foreign currency translation and other	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at December 31, 2022	311,014,160	$3	$—	$8,833	$(119)	$(864)	$753	$8,606	$—
Net income	—	—	—	986	—	—	41	1,027	—
Pension liability adjustments, net of tax	—	—	—	—	2	—	—	2	—
Restricted stock awards vesting	1,742,328	—	—	—	—	—	—	—	—
Compensation expense for equity awards	—	—	96	—	—	—	—	96	—
Units repurchased for payment of taxes on equity awards	—	—	(36)	(36)	—	—	—	(72)	—
Repurchase of common stock	(7,867,348)	—	(47)	(602)	—	—	—	(649)	—
Foreign currency translation gain	—	—	—	—	—	75	36	111	—
Contributions from non-controlling interests	—	—	—	—	—	—	6	6	—
Distributions to non-controlling interests	—	—	—	—	—	—	(42)	(42)	—
Other	—	—	(13)	7	—	(18)	6	(18)	—
Balance at December 31, 2023	304,889,140	3	—	9,188	(117)	(807)	800	9,067	—
Net income	—	—	—	968	—	—	68	1,036	—
Pension liability adjustments, net of tax	—	—	—	—	4	—	—	4	—
Restricted stock awards vesting	2,273,713	—	—	—	—	—	—	—	—
Compensation expense for equity awards	—	—	146	—	—	—	—	146	—
Units repurchased for payment of taxes on equity awards	—	—	(105)	—	—	—	—	(105)	—
Repurchase of common stock	(5,110,624)	—	(55)	(589)	—	—	—	(644)	—
Foreign currency translation loss	—	—	—	—	—	(230)	(13)	(243)	—
Contributions from non-controlling interests	—	—	—	—	—	—	22	22	—
Distributions to non-controlling interests	—	—	—	—	—	—	(74)	(74)	—
Deconsolidation of investments	—	—	—	—	—	—	(24)	(24)	—
Other	—	—	14	—	—	(9)	2	7	—
Balance at December 31, 2024	302,052,229	3	—	9,567	(113)	(1,046)	781	9,192	—
Net income	—	—	—	1,157	—	—	94	1,251	26
Pension liability adjustments, net of tax	—	—	—	—	112	—	—	112	—
Restricted stock awards vesting	731,730	—	—	—	—	—	—	—	—
Compensation expense for equity awards	—	—	120	—	—	—	—	120	—
Units repurchased for payment of taxes on equity awards	—	—	(37)	—	—	—	—	(37)	—
Repurchase of common stock	(7,052,481)	—	(167)	(797)	—	—	—	(964)	—
Foreign currency translation gain	—	—	—	—	—	47	21	68	31
Distributions to non-controlling interests	—	—	—	—	—	—	(93)	(93)	—
Acquisition of non-controlling interests	—	—	83	—	—	(35)	(480)	(432)	364
Other	—	—	1	(11)	—	(6)	(8)	(24)	12
Balance at December 31, 2025	295,731,478	$3	$—	$9,916	$(1)	$(1,040)	$315	$9,193	$433

The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations
CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as the “company,” “we,” “us” and “our”), was incorporated on February 20, 2001. We are the world’s largest commercial real estate services and investment firm, based on 2025 revenue, with leading global market positions in most lines of business we serve.
Our business is focused on providing services to real estate investors and occupiers. For investors, we provide capital markets (property sales and mortgage origination), loan servicing, leasing, investment management, property management, project management, valuation and development services, among others. For occupiers, we provide facilities management, project management, transaction (both property sales and leasing) and consulting services, among others. We primarily generate revenue from both management fees (large multi-year portfolio and per-project contracts) and commissions generated by transactions. As of December 31, 2025, the company has more than 155,000 employees (including Turner & Townsend employees) serving clients in more than 100 countries providing services under the following brand names: “CBRE” (real estate advisory and outsourcing services); “CBRE Investment Management” (investment management); “Trammell Crow Company” (primarily U.S. development); and “Telford Living” (U.K. development); “Turner & Townsend Holdings Limited” (global program, project and cost management), “J&J Worldwide Services” (now doing business as CBRE Government & Defense Services, outsourcing services for the U.S. federal government), “Direct Line” (technical facilities management services for data centers), “Industrious” (flexible workplace and employee experience services) and “Pearce Services” (digital power and infrastructure services).
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
We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion on an ongoing basis.
We consolidate any VIE of which we are the primary beneficiary and disclose significant VIEs of which we are not the primary beneficiary, if any, as well as disclose our maximum exposure to loss related to VIEs that are not consolidated (see Note 6 – Variable Interest Entities).

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Use of Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), which require management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts reported in our consolidated financial statements and accompanying notes. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement, other post-employment benefits, and loss contingencies, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates and assumptions.
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
Restricted Cash
Included in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 is restricted cash of $150 million and $107 million, respectively. The balances primarily include restricted cash set aside to cover funding obligations as required by contracts executed by us in the ordinary course of business.
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
Debt and Equity Securities and Other Investments
Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Debt securities not classified as held to maturity are classified as available for sale. Available for sale debt securities are carried at their fair value and any difference between cost and fair value is recorded as an unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income (loss) in the consolidated statements of equity. Premiums and discounts are recognized in interest using the effective interest method. Realized gains and losses and declines in

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value resulting from credit losses on available for sale debt securities have not been significant. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale are included in interest income.
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
Equity investments that do not result in consolidation and are not accounted for under the equity method (primarily marketable equity securities) that have readily determinable fair values are measured at fair value with changes therein reflected in net income. Equity instruments that do not have readily determinable fair values and do not qualify for using the net asset value per share practical expedient in FASB ASC Topic 820, “Fair Value Measurements” (Topic 820) are measured at cost, less any impairment, and adjusted for subsequent observable transactions for the same or similar investments of the same issuer.
Impairment Evaluation
Impairment losses on investments, other than available for sale debt securities and investments otherwise measured at fair value, are recognized upon evidence of other-than-temporary losses of value. When testing for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our investments and/or look to comparable activities in the marketplace. Management’s judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include net asset values, internal rates of return, discount and capitalization rates, interest rates and financing terms, rental rates, timing of leasing activity, estimates of lease terms and related concessions, etc. When determining if impairment is other-than-temporary, we also look to the length of time and the extent to which fair value has been less than cost as well as the financial condition and near-term prospects of each investment. See Note 11 – Investments in Unconsolidated Subsidiaries for further details on other-than-temporary impairment losses.
Property and Equipment
Property and equipment, which includes leasehold improvements, is stated at cost, net of accumulated depreciation and impairment. Depreciation and amortization of property and equipment is computed primarily using the straight-line method over their estimated useful lives ranging up to 10 years. Leasehold improvements are amortized over the shorter of the term of their associated leases, excluding options to renew unless we are reasonably certain that we will exercise the option to renew, or the estimated useful life of the asset. We capitalize expenditures that significantly increase the life of our assets and expense the costs of maintenance and repairs.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates, or market comparisons, is less than its carrying amount, an allowance is recorded against the asset. Real estate under development and real estate held for investment are carried at cost less depreciation and impairment, as applicable. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over their estimated useful lives, generally up to 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful lives or terms of the respective leases. Land improvements included in real estate held for investment are depreciated over their estimated useful lives, up to 15 years.
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
A summary of our real estate assets is as follows (dollars in millions):

	December 31,
	2025	2024
Real estate under development, current (included in other current assets)	$66	$—
Real estate and other assets held for sale (included in other current assets)	98	40
Real estate under development	646	505
Real estate held for investment (included in other assets, net)	310	243
Total real estate	$1,120	$788
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We are required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment at least annually, or more often if circumstances or events indicate a change in the impairment status, in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” The guidance permits, but does not require an entity to perform a qualitative assessment with respect to any of its reporting units or indefinite-lived intangible assets to determine whether a quantitative impairment test is needed. Entities are permitted to assess based on qualitative factors whether it is more likely than not that a reporting unit’s or indefinite-lived intangible asset’s fair value is less than its carrying amount before applying the quantitative impairment test. If it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, the entity conducts the quantitative impairment test. If not, the entity does not need to apply the quantitative test. The qualitative test is elective, and an entity can go directly to the quantitative test rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors. When performing a quantitative test, we use a combination of market and income approaches. The market approach is based on the guideline public company method which estimates the value of our reporting units by applying valuation multiples of selected guideline public companies to the reporting unit’s key operating metrics. The income approach is based on the discounted cash flow method which estimates the fair value of our reporting units and indefinite-lived intangible assets by estimating the present value of projected future cash flows. Management’s judgment is required to develop assumptions to estimate fair values, including selected market multiples for the guideline public company method and revenue growth rates, profit margin percentages, and discount rates for the discounted cash flow model. We record an impairment loss when the amount by which a reporting unit’s or indefinite-lived intangible asset’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill or indefinite-lived intangible asset. See Note 10 – Goodwill and Other Intangible Assets for more information.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Leases
We are the lessee in contracts for our office space tenancies, for leased vehicles, and for some leases of land in our development business. We monitor our service arrangements to evaluate whether they meet the definition of a lease.
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
The base terms for our lease arrangements typically do not extend beyond 15 years, except for land leases. We commonly have renewal options in our leases, but most of these options do not create a significant economic incentive for us to extend the lease term. Therefore, payments during periods covered by these renewal options are typically not included in our lease liabilities and right-of-use assets. Specific to our vehicle leases, early termination options are common and economic penalties associated with early termination of these contracts are typically significant enough to make it reasonably certain that we will not exercise such options. Therefore, payments during periods covered by these early termination options in vehicle leases are typically included in our lease liabilities and right-of-use assets. As an accounting policy election, our short-term leases with an initial term of 12 months or less are not recognized as lease liabilities and right-of-use assets in the consolidated balance sheets. The rent expense associated with short term leases is recognized on a straight-line basis over the lease term and was not significant.
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
Deferred Financing Costs
Costs incurred in connection with financing activities are generally deferred and amortized over the terms of the related debt agreements ranging up to eleven years. Debt issuance costs related to a recognized debt liability are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. We classify debt issuance costs associated with our line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the arrangement. Total deferred financing costs, net of accumulated amortization, related to our revolving line of credit have been included in other assets in the accompanying consolidated balance sheets and were $9 million and $6 million as of December 31, 2025 and 2024, respectively.
See Note 12 – Long-Term Debt and Short-Term Borrowings for additional information on activities associated with our debt.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition
We account for revenue with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following is a description of principal activities – separated by reportable segments – from which we generate revenue. For more detailed information about our reportable segments, see Note 19 – Revenue from Contracts with Customers and Note 20 – Segments.
Advisory Services
Our Advisory Services segment provides a comprehensive range of services globally, including leasing, property sales, mortgage origination, loan servicing and valuation services.
Leasing and Property Sales
We provide strategic advice and execution for owners, investors, and occupiers of real estate in connection with the leasing of office, industrial and retail space. We also offer clients fully integrated property sales services under the CBRE Capital Markets brand. We are compensated for our services in the form of a commission and, in some instances, may earn various forms of variable incentive consideration. Our commission is paid upon the occurrence of certain contractual event(s) which may be contingent. For example, a portion of our leasing commission may be paid upon signing of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g., payment of first month’s rent or tenant move-in). For leases, we typically satisfy our performance obligation at the point in time when control is transferred – generally, at the time of the first contractual event where there is a present right to payment. We look to history, experience with a customer, and deal specific considerations as part of the most likely outcome estimation approach to support our judgement that the second contingency (if applicable) will be met. Therefore, we typically accelerate the recognition of the revenue associated with the second contingent event. For property sales, our commission is typically paid at the closing of the sale, which represents transfer of control for services to the customer.
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
Building Operations & Experience
Our Building Operations & Experience (BOE) segment provides a broad suite of integrated, contractually-based outsourcing services globally for occupiers of real estate, including facilities management, and property management services to owners and investors of real estate.
Facilities Management Services
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
We control and direct the work of client-dedicated employees, and therefore present the related employee compensation and benefits expense and the corresponding revenue as gross on our consolidated statements of operations. In situations in which we engage third-party vendors and subcontractors to deliver services to our clients, we act as the principal provider as we control and direct the third-party activities prior to the transfer of services to the client and therefore present the related costs that we are reimbursed for as well as the corresponding revenue as gross. In arrangements where we do not control and direct third-party services delivered to the client, we act as the client’s agent and report revenue net of costs.
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
Property Management Services
We provide property management services on a contractual basis for owners of and investors in office, industrial and retail properties. These services include building engineering, lease administration, accounting and investment reporting services and flexible workplace solutions. We are compensated for our services through a monthly management fee earned based on either a specified percentage of the monthly rental income, rental receipts generated from the property under management or a fixed fee. We are also often reimbursed for our administrative and payroll costs directly attributable to the properties under management. Property management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is recognized at the end of each period for the fees associated with the services performed. The amount of revenue recognized is presented gross for any services provided by our employees, as we control them. We generally do not control third-party services delivered to property management clients. As such, we generally report revenues net of third-party costs.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Project Management
Our Project Management segment provides services on a portfolio wide or programmatic basis. Revenues from project management services generally include construction management, fixed management fees, variable fees, and incentive fees if certain agreed upon performance targets are met. Revenues from project management may also include reimbursement of payroll and related costs for personnel providing the services and subcontracted vendor costs. Project management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.
We control and direct the work of client-dedicated employees, and therefore present the related employee compensation and benefits expense and the corresponding revenue as gross on our consolidated statements of operations. In situations in which we engage third-party vendors and subcontractors to deliver services to our clients, we act as the principal provider as we control and direct the third-party activities prior to the transfer of services to the client and therefore present the related costs that we are reimbursed for as well as the corresponding revenue as gross. In arrangements where we do not control and direct third-party services delivered to the client, we act as the client’s agent and report revenue net of costs.
Real Estate Investments
Our REI segment is comprised of investment management services provided globally and development services in the U.S., the U.K., Europe and Asia Pacific (APAC).
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
We pursue opportunistic, risk-mitigated development and investment in commercial real estate across a wide spectrum of property types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); data centers; and multi-family residential/mixed-use projects. We pursue development and investment activity on behalf of our clients on a fee basis with no, or limited, ownership interest in a property, in partnership with our clients through co-investment – either on an individual project basis or through programs with certain strategic capital partners or for our own account up to 100% ownership. Development services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is recognized at the end of each period for the fees associated with the services performed. Fees are typically payable monthly over the service term or upon contractual defined events, like project milestones. In addition to development fee revenue, we receive various types of variable consideration which can include, but is not limited to, contingent lease-up bonuses, cost saving incentives, profit sharing on sales and at-risk fees. We assess variable consideration on a contract-by-contract basis, and when appropriate, recognize revenue based on our assessment of the outcome (using the most likely outcome approach or weighted probability) and historical results, if comparable and representative. We accelerate revenue if it is deemed probable there will not be significant reversal in the future. Sales of real estate to customers which are considered an output of ordinary activities are recognized as revenue when or as control of the assets are transferred to the customer.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations in our leasing business was not significant. We apply the practical expedient related to remaining performance obligations that are part of a contract that has an original expected duration of one year or less and the as-invoiced practical expedient, and the practical expedient related to variable consideration from remaining performance obligations pursuant to the series guidance. All of our remaining performance obligations apply to one of these practical expedients.
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
Contract Costs
Contract costs, accounted for under FASB ASC Topic 340-40, “Other Assets and Deferred Costs – Contracts with Customers,” primarily consist of upfront costs incurred to obtain or to fulfill a contract. The majority of these costs relate to transition costs to fulfill contracts prior to services being rendered and are included within other intangible assets in the accompanying consolidated balance sheets. Capitalized transition costs are amortized based on the transfer of services to which the assets relate which can vary on a contract-by-contract basis and are included in cost of revenue in the accompanying consolidated statement of operations. Contract costs that are recognized as assets are reviewed for impairment when events and changes in circumstances indicate that their carrying amounts may not be recoverable.
Applying the contract cost practical expedient, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Promotion and Advertising Costs
The costs of business promotion and advertising are expensed as incurred. Business promotion and advertising costs of $89 million, $82 million and $74 million were included in operating, administrative and other expenses for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income/loss. In the accompanying consolidated balance sheets, accumulated other comprehensive income/loss primarily consists of foreign currency translation adjustments, qualified derivative activities, unrealized holding gains on available for sale debt securities and pension liability adjustments. Foreign currency translation adjustments exclude any income tax effects given that earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time (see Note 16 – Income Taxes).
Warehouse Receivables
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elect the fair value option for all warehouse receivables. At December 31, 2025 and 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our initial recording of MSRs at their fair value resulted in net gains, as the fair value of servicing contracts that result in MSR assets exceeded the fair value of servicing contracts that result in MSR liabilities. The net assets and net gains are presented in the accompanying consolidated financial statements. The amount of MSRs recognized during the years ended December 31, 2025, 2024 and 2023 was as follows (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance, mortgage servicing rights	$486	$499	$561
Mortgage servicing rights recognized	139	125	82
Mortgage servicing rights sold	—	—	—
Amortization expense	(146)	(138)	(144)
Ending balance, mortgage servicing rights	$479	$486	$499
MSRs do not actively trade in an open market with readily available observable prices; therefore, fair value is determined based on certain assumptions and judgments, including the estimation of the present value of future cash flows realized from servicing the underlying mortgage loans. Management’s assumptions include the benefits of servicing (servicing fee income and interest on escrow deposits), inflation, the cost of servicing, prepayment rates, delinquencies, discount rates and the estimated life of servicing cash flows. The assumptions used are subject to change based on management’s judgments and estimates of changes in future cash flows and interest rates, among other things. The key assumptions used during the years ended December 31, 2025, 2024 and 2023 in measuring fair value were as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average discount rate	14.3%	13.6%	13.0%
Weighted-average conditional prepayment rate	11.6%	11.8%	12.0%
The estimated fair value of our MSRs was $1.1 billion, $1.1 billion and $1.2 billion as of December 31, 2025, 2024 and 2023, respectively. We perform quarterly procedures to identify triggering events. Impairment is evaluated through a comparison of the carrying amount and fair value of the MSRs, and recognized with the establishment of a valuation allowance. We did not incur any impairment charges related to our MSRs during the years ended December 31, 2025, 2024 or 2023.
Included in revenue in the accompanying consolidated statements of operations are contractually specified servicing fees from loans serviced for others of $357 million, $329 million and $315 million for the years ended December 31, 2025, 2024 and 2023, respectively, and includes prepayment fees/late fees earned from loans serviced for others of $15 million, $9 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, also recorded in revenue, was ancillary income of $136 million, $151 million and $108 million for the years ended December 31, 2025, 2024 and 2023, respectively, generated on the loan servicing float.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
We account for all employee awards under the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718). Topic 718 requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. We do not estimate forfeitures, but instead recognize forfeitures when they occur. See Note 15 – Employee Benefit Plans for additional information on our stock-based compensation plans.
Income Per Share
Basic income per share attributable to CBRE Group, Inc. is computed by dividing net income attributable to CBRE Group, Inc. stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted income per share attributable to CBRE Group, Inc. generally further assumes the dilutive effect of potential common shares, which include certain contingently issuable shares. Contingently issuable shares consist of non-vested stock awards.
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
We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. See Note 16 – Income Taxes for additional information on income taxes.
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
The estimates that we utilize to record our potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2025 and 2024, our reserves for claims under these insurance programs were $218 million and $197 million, respectively, of which $15 million and $4 million, respectively, represented our estimated current liabilities.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivatives and Hedging Activities
We record derivative financial instruments at fair value in the accompanying consolidated balance sheets in either other liabilities or other assets. We do not net derivatives on our balance sheet. For derivatives designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same financial statement line item. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. Accumulated gains and losses attributable to the designated net investment hedge are reclassified out of accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated. Gains or losses on derivative financial instruments representing hedge components, which are excluded from the assessment of effectiveness, are recognized in earnings over the life of the hedge on a systematic and rational basis. Cash flows arising from derivative financial instruments are classified within the consolidated statements of cash flows within the same category that the cash flows from the item being hedged.
The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether we have elected to apply hedge accounting in a qualified hedging relationship. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we may elect not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. We do not use derivatives for trading or speculative purposes.
Derivative financial instruments that are designated as hedging instruments must be highly effective in mitigating the designated changes in fair value or cash flows of the hedged item. We assess effectiveness at the inception of the hedge and continue to assess effectiveness on a quarterly basis, which includes determining whether the derivatives that are used in the hedging transactions have been and are expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged items.
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans (see Note 12 – Long-Term Debt and Short-Term Borrowings for additional information on the term loan). As of December 31, 2025 and 2024, we had twenty-six and seven outstanding cross-currency swaps with a total fair value of $63 million and $43 million included in other assets and $292 million and none included in other liabilities, respectively.
See Note 8 – Derivatives and Hedging Activities for additional information on cross-currency swaps.
Employee Separation Benefits
One-time termination benefits are expensed at the date the company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and is effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. Early adoption is permitted. We adopted ASU 2023-09 prospectively in 2025 and have updated our income tax disclosures in our annual consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, “Credit Losses (Topic 326): Financial Instruments.” This ASU provides a practical expedient to assume current economic conditions will not change for the remaining life of an asset when preparing forecasts as part of estimating expected credit losses. This guidance is effective for fiscal years and interim periods beginning after December 15, 2025, with early adoption permitted and should be applied on a prospective basis if the practical expedient is elected. We do not expect the adoption of ASU 2025-05 to have a material impact on our consolidated financial statements and related disclosures.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” This ASU introduces the concept of “purchased seasoned loans” through new seasoning guidance and expands the use of the gross-up approach for non-Purchased Credit Deteriorated loans. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. The amendments must be applied prospectively to loans that are acquired on or after the date of initial application. We do not expect the adoption of ASU 2025-08 to have a material impact on our consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” This ASU clarifies and increases flexibility in hedge accounting and further aligns hedge accounting with the economics of an entity’s risk management activities through clarification of five primary issues. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted and should be applied on a prospective basis. We do not expect the adoption of ASU 2025-09 to have a material impact on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This ASU provides authoritative guidance for the recognition, measurement, and presentation of government grants, aiming to reduce diversity in practice and improve consistency. This guidance is effective for fiscal years and interim periods beginning after December 15, 2028, with early adoption permitted. These requirements may be applied using a modified prospective, modified retrospective, or retrospective approach. We do not expect the adoption of ASU 2025-10 to have a material impact on our consolidated financial statements and related disclosures.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Acquisitions
Pearce
On November 4, 2025, we acquired 100% ownership interest in Pearce Services, LLC (Pearce), a leading provider of advanced technical services for digital and power infrastructure. Pearce forms part of our BOE segment.
The Pearce acquisition was treated as a business combination under FASB Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” and was accounted for using the acquisition method of accounting. We financed the acquisition with (i) cash on hand and (ii) borrowings under our existing commercial paper program, which were partially repaid with the net proceeds from the issuance of $750 million in aggregate principal amount of 4.900% senior notes in November 2025. See Note 12 – Long-Term Debt and Short-Term Borrowings for more information on the above-mentioned debt instruments.
The following summarizes the consideration transferred at closing for the Pearce acquisition (dollars in millions):

Cash consideration	$763
Settlement of long-term debt	280
Deferred and contingent consideration	134
Other	11
Total consideration	$1,188

The purchase price includes a deferred consideration payment of $115 million, due on November 3, 2026. The transaction also includes contingent consideration related to a potential earnout payment of up to $115 million, which is subject to the achievement of certain performance thresholds through the calendar year 2027. In addition, certain Pearce performance-based stock compensation awards and certain transaction bonuses payable to certain executives participate in the deferred and contingent consideration payouts, provided the holders of such awards or bonuses remain employed with the Company up to the relevant payment date. The amounts of both the performance-based stock compensation awards and transaction bonuses vary based on a sliding scale according to the same thresholds as the contingent consideration. The fair values of the non-compensatory portion of the deferred consideration and contingent consideration were $103 million and $31 million, respectively, as of the acquisition date.
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$1,188
Less: Estimated fair value of net assets acquired	580
Excess purchase price over estimated fair value of net assets acquired	$608
The purchase accounting adjustments related to the Pearce acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Pearce acquisition consists largely of the synergies and opportunities related to the digital and power infrastructure space. Of the goodwill generated, approximately $106 million is deductible for tax purposes.
The acquired assets and assumed liabilities of Pearce were recorded at their estimated fair values. The purchase price allocation for the business combination is primarily for intangible assets acquired, and subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on November 4, 2025 (dollars in millions):

Assets Acquired:
Current assets	$193
Property, plant & equipment	16
Intangible assets	600
Goodwill	608
Right-of-use and other assets	46
Total assets acquired	1,463
Liabilities Assumed:
Current liabilities	126
Deferred tax and other liabilities	149
Total liabilities assumed	275
Estimated Fair Value of Net Assets Acquired	$1,188
In connection with the Pearce acquisition, below is a summary of the value allocated to the intangible assets acquired (dollars in millions):

Asset Class	Amortization Period	Amount Assigned at Acquisition Date
Customer relationships	8-13 years	$551
Tradenames	11 years	48
Non-Compete agreements	9-13 years	1
Total identified intangible assets		$600
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
Supplemental pro forma information reflecting the impact of the Pearce acquisition is not provided as the acquisition did not have a material effect on the company’s results of operations.
Industrious
On January 16, 2025, we acquired the remaining 60% ownership interest that we did not already own in Industrious National Management Company, LLC (Industrious), a leading provider of flexible workplace solutions, increasing our ownership to 100%. Industrious forms part of our BOE segment.
The Industrious acquisition was treated as a business combination under FASB ASC Topic 805, “Business Combinations,” and was accounted for using the acquisition method of accounting. We financed the acquisition with (i) borrowings under our existing commercial paper program and (ii) cash on hand.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the consideration transferred at closing for the Industrious acquisition (dollars in millions):

Cash consideration	$369
Fair value of existing equity method investment in Industrious	373
Forgiveness of note receivable	50
Other	49
Total consideration	$841

The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$841
Less: Estimated fair value of net assets acquired	249
Excess purchase price over estimated fair value of net assets acquired	$592
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
The acquired assets and assumed liabilities of Industrious were recorded at their estimated fair values. The purchase price allocation for the business combination is primarily for intangible assets acquired, and subject to change within the respective measurement period which did not extend beyond one year from the acquisition date. Measurement period adjustments were recognized in the reporting period in which the adjustment amounts were determined.
The following table summarizes the fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on January 16, 2025 (dollars in millions):

Assets Acquired:
Current assets	$98
Property, plant & equipment	42
Intangible assets	235
Goodwill	592
Right-of-use and other assets	694
Total assets acquired	1,661
Liabilities Assumed:
Current liabilities	128
Operating lease and other liabilities	692
Total liabilities assumed	820
Estimated Fair Value of Net Assets Acquired	$841
In connection with the Industrious acquisition, below is a summary of the value allocated to the intangible assets acquired (dollars in millions):

Asset Class	Amortization Period	Amount Assigned at Acquisition Date
Customer relationships	8 years	$78
Tradenames	11-13 years	137
Management agreements	10 years	20
Total identified intangible assets		$235
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
Turner & Townsend
In early January 2025, we completed the combination of our project management business with our Turner & Townsend subsidiary, whereby we contributed CBRE’s project management businesses in exchange for an additional 10% ownership interest in the combined project management business (the Combined Project Management Business). Upon completion of the transaction, CBRE holds a 70% controlling interest in the Combined Project Management Business. The transaction was accounted for as a transfer under common control.
As part of the combination agreement, CBRE granted to the Turner & Townsend partners an option to require CBRE to purchase additional shares in the Combined Project Management Business, which is exercisable during the period between January 1, 2027 and March 31, 2030 (the Put Option). The price payable to the Turner & Townsend partners will be the fair value of the shares at the date the Put Option is exercised. As exercise of the Put Option is not solely in the control of the company, the interest in the Combined Project Management Business related to the Put Option has been classified as Mezzanine Equity on our balance sheet per ASC 480-10-S99, “Distinguishing liabilities from Equity – SEC Materials.” The shares in the Combined Project Management Business subject to the Put Option were valued at $433 million as of December 31, 2025 and was estimated based on discounted forecasted cash flows for the business. We have elected to recognize changes in the redemption value as they occur by adjusting the amount of the redeemable shares to their redemption value at the end of each period.
Other 2025 Acquisitions
During the year ended December 31, 2025, the company completed two in-fill business acquisitions, including one in the Advisory Services segment and one in the Project Management segment, with an aggregate purchase price of approximately $32 million in cash and non-cash consideration. Assets acquired and liabilities assumed are primarily working capital in nature. The results of operations of all acquisitions completed during the year ended December 31, 2025 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category for the combined in-fill acquisitions (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$33	N/A
Customer relationships	4	3 years
Other intangible assets	1	1 years
Total	$38
J&J Worldwide Services Acquisition
On February 27, 2024, we acquired a 100% ownership interest in J&J Worldwide Services (J&J), a leading provider of engineering services, base support operations and facilities maintenance for the U.S. federal government. J&J primarily serves the U.S. Department of Defense through long-term, fixed-price contracts and is reported as part of our BOE segment. The acquisition is consistent with key elements of our M&A strategy that focus on enhancing our technical services capabilities, increasing revenue resilience and secular growth, and expanding our government client base within our BOE segment.
The J&J acquisition was treated as a business combination under Topic 805 and was accounted for using the acquisition method of accounting. We financed the acquisition with (i) the issuance in February 2024 of $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029; (ii) borrowings under our existing revolving credit

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
facility under our 2023 Credit Agreement; and (iii) cash on hand. See Note 12 – Long-Term Debt and Short-Term Borrowings for more information on the above-mentioned debt instruments.
The following summarizes the consideration transferred at closing for the J&J acquisition (dollars in millions):

Cash consideration	$808
Deferred and contingent consideration	11
Total consideration	$819

The purchase price included $7 million of contingent consideration, representing the acquisition date fair value recognized for up to $250 million gross of potential future earnout payments based on the achievement of certain performance thresholds during calendar years 2025 and 2026. In 2025, we determined it was unlikely that the performance thresholds would be met and no contingent liability was recorded as of December 31, 2025.
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$819
Less: Estimated fair value of net assets acquired (see table below)	355
Excess purchase price over estimated fair value of net assets acquired	$464
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
The acquired assets and assumed liabilities of J&J were recorded at their estimated fair values. The purchase price allocation for the business combination is primarily for intangibles, and subject to change within the respective measurement period which did not extend beyond one year from the acquisition date. Measurement period adjustments were recognized in the reporting period in which the adjustment amounts were determined.
The following table summarizes the fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on February 27, 2024 (dollars in millions):

Assets Acquired:
Current assets	$138
Property, plant & equipment	11
Intangible assets	297
Right-of-use and other assets	35
Total assets acquired	481
Liabilities Assumed:
Current liabilities	71
Operating lease and other liabilities	49
Total liabilities assumed	120
Non-controlling Interest Acquired	6
Estimated Fair Value of Net Assets Acquired	$355

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the J&J acquisition, below is a summary of the value allocated to the intangible assets acquired (dollars in millions):

Asset Class	Amortization Period	Amount Assigned at Acquisition Date
Customer relationships	9-12 years	$174
Backlog	4-6 years	111
Trademark	3 years	10
Technology	5 years	2
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
Other 2024 Acquisitions
During the year ended December 31, 2024, the company completed nine in-fill business acquisitions, including three in the Advisory Services segment, three in the BOE segment, and three in the Project Management segment with an aggregate purchase price of approximately $315 million in cash and non-cash consideration. Assets acquired primarily relate to intangible assets (customer relationships, backlog, trademarks, and goodwill); other assets and liabilities assumed are working capital in nature. The results of operations of all acquisitions completed during the year ended 2024 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category for the combined in-fill acquisitions (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$130	N/A
Customer relationships	148	12 years
Other intangible assets	16	2 years
Total	$294

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other 2023 Acquisitions
During the year ended December 31, 2023, the company completed sixteen in-fill business acquisitions, including nine in the Advisory Services segment, three in the BOE segment, three in the Project Management segment and one in the Real Estate Investments segment, with an aggregate purchase price of approximately $312 million in cash and non-cash consideration. Assets acquired and liabilities assumed are primarily working capital in nature. The results of operations of all acquisitions completed during the year ended 2023 have been included in the company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.
The following table identifies the company’s allocation of purchase price to goodwill and other intangible assets by category for the combined in-fill acquisitions (dollars in millions):

	Amount Assigned at Acquisition Date	Weighted-Average Life (in years)
Goodwill	$199	N/A
Customer relationships	75	10 years
Other intangible assets	7	4 years
Total	$281

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Warehouse Receivables & Warehouse Lines of Credit
A roll forward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2024	$561
Origination of mortgage loans	16,163
Gains (premiums on loan sales)	33
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(15,102)
Cash collections of premiums on loan sales	(33)
Proceeds from sale of mortgage loans	(15,135)
Net increase in mortgage servicing rights included in warehouse receivables	8
Ending balance at December 31, 2025	$1,630
The following table is a summary of our warehouse lines of credit in place as of December 31, 2025 and 2024 (dollars in millions):

			December 31, 2025		December 31, 2024
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	2/10/2026	daily floating Secured Overnight Financing Rate (SOFR) plus 1.40%	$1,310	$804	$1,310	$306
JP Morgan (Business Lending Activity) (1)	2/10/2026	daily floating SOFR plus 2.75%	15	—	15	—
JP Morgan (Bridge Loans) (1)	2/10/2026	daily floating SOFR plus 2.00%	25	—	25	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month Chicago Mercantile Exchange (CME) term SOFR plus 1.35%, with a SOFR floor of 0.25%	1,200	221	650	1
TD Bank, N.A. (TD Bank) (3)	7/15/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	600	131	900	103
Bank of America, N.A. (BofA) (4)	5/20/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	350	335	350	142
BofA (4)	5/20/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	250	—	250	—
Scotia Bank (5)	12/4/2026	daily floating SOFR plus a spread not to exceed 1.30%	1,000	118	—	—
			$4,750	$1,609	$3,500	$552
________________________________________________________________________________________________________________________________________
(1)Effective December 12, 2025, this facility was renewed through February 10, 2026. The margin rate was decreased to 1.40% and the SOFR adjustment rate was deleted. As of December 31, 2025, both sublimits were not utilized. Effective February 10, 2026, this facility was renewed with a maximum aggregate principal amount of $1.4 billion, with a 2.00% margin rate for Bridge Loans and a 1.35% margin rate for other loans and a maturity date of February 9, 2027. On June 9, 2025, the Chase warehouse line was temporarily increased from $1.4 billion to $1.7 billion until July 18, 2025 and was not renewed upon expiration.
(2)Effective October 1, 2024, this facility transitioned to using 1-month CME term SOFR rate. On December 4, 2025, the Fannie Mae ASAP line capacity was temporarily increased from $650 million to $1.2 billion through January 30, 2026 and was not renewed upon expiration. Effective October 6, 2025, the Fannie Mae ASAP line capacity was temporarily increased from $650 million to $1.0 billion through October 30, 2025 and was not renewed upon expiration. On June 20, 2025, the Fannie Mae ASAP line capacity was temporarily increased from $650 million to $725 million through July 11, 2025 and was not renewed upon expiration. Effective August 1, 2025, the Fannie Mae ASAP line margin rate was reduced from 1.45% to 1.35%.
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
(5)Effective December 5, 2025, a warehouse facility agreement was entered into with Scotia Bank. The facility has a limit of $1.0 billion with a margin rate not to exceed 1.30%.
During the year ended December 31, 2025, we had a maximum of $2.1 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Variable Interest Entities
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of December 31, 2025 and 2024, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	December 31,
	2025	2024
Investments in unconsolidated subsidiaries	$187	$192
Other current assets	1	13
Co-investment commitments	35	37
Maximum exposure to loss	$223	$242
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
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (dollars in millions):

	As of December 31, 2025
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$4	$—	$—	$4
Corporate debt securities	—	36	—	36
Asset-backed securities	—	7	—	7
Total available for sale debt securities	4	43	—	47
Equity securities	19	—	—	19
Investments in unconsolidated subsidiaries	—	—	19	19
Warehouse receivables	—	1,630	—	1,630
Derivative assets	—	63	—	63
Total assets at fair value	$23	$1,736	$19	$1,778

Liabilities
Contingent consideration	—	—	65	65
Derivative liabilities	—	292	—	292
Total liabilities at fair value	$—	$292	$65	$357

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $130 million and $148 million related to capital investments as of December 31, 2025 and 2024, respectively in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, which are measured at cost, with fair value adjustments for observable market transactions, minus impairment. These investments are included in “Other assets” in the accompanying consolidated balance sheets.
The fair values of the warehouse receivables are primarily calculated based on locked-in purchase prices. At December 31, 2025 and 2024, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 2 – Significant Accounting Policies and Note 5 – Warehouse Receivables & Warehouse Lines of Credit). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of December 31, 2025 and 2024, investments in unconsolidated subsidiaries at fair value using NAV were $402 million and $378 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $23 million and $21 million, respectively. These investments fall under the practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Other Assets	Contingent Consideration (2)
Balance as of December 31, 2023	$477	$16	$36
Transfer in (out)	—	—	—
Net change in fair value	(65)	18	(5)
Purchases/ Additions	—	12	11
Sales / Payments	—	—	(6)
Balance as of December 31, 2024	412	46	36
Transfer in (out)	(14)	—	(3)
Net change in fair value	(6)	—	(14)
Purchases / Additions	—	—	47
Sales / Payments (1)	(373)	(46)	(1)
Balance as of December 31, 2025	$19	$—	$65
________________________________________________________________________________________________________________________________________
(1)As disclosed in Note 4 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.
(2)As of December 31, 2025, a Monte Carlo model was used to estimate the fair value of Contingent Consideration related to the Pearce acquisition. The unobservable input used for volatility was 17.7% and for the discount rate was 4.4%.
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our previous ownership of common shares in Altus Power, Inc. (Altus) was considered Level 1 and was measured at fair value using a quoted price in an active market. On April 16, 2025, Altus was acquired by a third-party and as a result we no longer hold any shares in Altus (see Note 11 – Investments in Unconsolidated Subsidiaries). Certain non-controlling equity investments are considered Level 3. Transfer out activities from Level 3 represents the reclassification of our alignment shares in Altus from Level 3 to Level 2.
•Available for Sale Debt Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.
•Equity Securities – Primarily held by our wholly-owned captive insurance company, these investments are carried at their fair value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Other Assets – Includes the fair value of the unfunded commitment related to a revolving facility designated as Level 3. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market comparables and recovery assumptions.
•Derivative assets and liabilities – The fair value of cross-currency swaps reflects the net present value of expected payments and receipts under the swap agreement based on the market’s expectation of future spot foreign currency exchange rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and discount rates. These financial instruments are designated as Level 2 under the fair value hierarchy (see Note 8 – Derivatives and Hedging Activities).
•Contingent Consideration – The fair values of contingent consideration related to business acquisitions are estimated using Monte Carlo simulations or the probability-weighted present value of estimated future payments resulting from the achievement levels of financial targets.
•Short-Term Borrowings – The majority of this balance represents outstanding amounts under our warehouse lines of credit of our wholly-owned subsidiary, CBRE Capital Markets, our commercial paper program, and our revolving credit facilities. Due to the short-term nature and/or variable interest rates of these instruments, fair value approximates carrying value (see Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 12 – Long-Term Debt and Short-Term Borrowings).
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of December 31, 2025 and 2024 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 12 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Senior term loans due 2028	$1,239	$708	$1,322	$718
5.950% senior notes due 2034	1,068	1,033	977	976
4.900% senior notes due 2033	755	—	742	—
4.875% senior notes due 2026	—	600	—	599
4.800% senior notes due 2030	608	—	591	—
5.500% senior notes due 2035	516	—	494	—
5.500% senior notes due 2029	519	509	496	496
2.500% senior notes due 2031	454	426	493	492
•Notes Payable on Real Estate – As of December 31, 2025 and 2024, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $197 million and $196 million, respectively. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Derivatives and Hedging Activities
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. These swaps are designated as either net investment or fair value hedges. Derivative financial instruments that are not designated as hedges were immaterial as of December 31, 2025 and 2024.
We are exposed to credit risk in the event of nonperformance of counterparties, and we manage our exposure to credit risk by selecting major global banks and financial institutions as counterparties and monitor their credit ratings on an on-going basis. We do not enter into derivative transactions for trading or speculative purposes. Certain of these contracts are subject to credit support annexes (CSAs) which establish thresholds for posting collateral at certain future dates. There are currently no requirements for the company to post collateral.
None of our derivative transactions are subject to master netting arrangements that allow net settlement of contracts with the same counterparties.
The following table summarizes the fair value of outstanding cross-currency swaps as of December 31, 2025 and 2024 (dollars in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Line Item	Fair Value		Balance Sheet Line Item	Fair Value
		December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments (1)

Fair Value Hedge	Other current assets	$2	$8	Other current liabilities	$1	$—
Fair Value Hedge	Other assets	—	12	Other liabilities	51	—
Subtotal		2	20		52	—

Net Investment Hedge	Other current assets	50	18	Other current liabilities	—	—
Net Investment Hedge	Other assets	11	5	Other liabilities	240	—
Subtotal		61	23		240	—

Total Derivatives designated as Hedging		$63	$43		$292	$—
________________________________________________________________________________________________________________________________________
(1)As of December 31, 2025 and 2024, the gross notional amount of currency swaps designated as fair value hedges was $473 million and $346 million, respectively; and the gross notional amount of currency swaps designated as net investment hedges was $3.9 billion and $1.0 billion, respectively.
Fair value hedges
On July 10, 2023 and March 14, 2025, we entered into cross-currency swaps, designated as fair value hedges, to manage foreign currency exposure from the Tranche A (USD) Term Loans and Incremental USD Term Loans entered into by Relam Amsterdam Holdings B.V., a Euro functional currency subsidiary (see Note 12 – Long-Term Debt and Short-Term Borrowings). As of December 31, 2025 and 2024, the total principal outstanding balance of the loans was $447 million, $24 million of which was current, and $346 million, $17 million of which was current, respectively. The swaps have an aggregate notional value of $447 million and $346 million as of December 31, 2025 and 2024, respectively, and will mature on July 10, 2028.
We also entered into two additional cross-currency swaps designated as fair value hedges to manage foreign currency exposure related to intercompany loans. The total notional amount of the swaps as of December 31, 2025 was $26 million.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The gains and losses on outstanding fair value hedges resulting from the change in foreign currency rates for the year ended December 31, 2025 were losses of $50 million recorded in operating, administrative, and other on the consolidated statements of operations. These losses were offset by foreign currency transaction gains on the hedged loans resulting in no net loss for the year ended December 31, 2025. Additionally, gains of $7 million were reclassified from accumulated other comprehensive loss (AOCL) and recognized in interest expense, net of interest income on the consolidated statements of operations for the year ended December 31, 2025. Gains and losses for the years ended December 31, 2024 and December 31, 2023 were immaterial.
Net investment hedges
We have outstanding cross-currency swaps, designated as net investment hedges, to manage our foreign currency exposure to net investments of a USD subsidiary’s investments in Japanese yen, euro, and Canadian dollar functional currency foreign subsidiaries. As of December 31, 2025 and 2024, the total notional amount of these swaps was $1.4 billion and $1.0 billion, respectively. The swaps will mature between 2026 and 2035.
During the year ended December 31, 2025, a GBP denominated subsidiary entered into cross-currency swap agreements, designated as net investment hedges, to manage its foreign currency exposure to a EUR denominated subsidiary. The total notional amount of the swaps was £1.9 billion, £0.7 billion of which was scheduled to mature on February 15, 2040, and £1.2 billion of which was scheduled to mature on February 15, 2045. We subsequently amended the critical terms of the swaps to extend the maturity dates to August 15, 2040 and August 15, 2045.
The following table summarizes the impact of the outstanding net investment hedges in AOCL and the pre-tax impact on the consolidated statement of operations for the year ended December 31, 2025 (dollars in millions):

Year Ended December 31, 2025
Derivative instruments designated as net investment hedges:
Losses recognized in AOCL on cross-currency swaps	$(212)
Gains recognized in income (amount excluded from effectiveness testing):
Interest income	$47
The impact of the outstanding derivatives in AOCL and the pre-tax impact to the consolidated statement of operations for the years ended December 31, 2024 and December 31, 2023 was not material.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Property and Equipment
Property and equipment consists of the following (dollars in millions):

		December 31,
	Useful Lives	2025	2024
Computer hardware and software	2-10 years	$1,692	$1,489
Leasehold improvements	1-15 years	804	716
Furniture and equipment	1-10 years	475	351
Construction in progress	N/A	215	153
Total cost		3,186	2,709
Accumulated depreciation and amortization		2,137	1,795
Property and equipment, net		$1,049	$914
Depreciation and amortization expense associated with property and equipment was $320 million, $297 million and $290 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no asset impairment charges related to property and equipment during the years ended December 31, 2025, 2024 and 2023.
Construction in progress includes capitalizable costs incurred in relation to internally developed software and leasehold improvements that have not yet been placed in service.
10. Goodwill and Other Intangible Assets
We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” We performed the 2025, 2024 and 2023 annual assessments as of October 1 and determined that no impairment existed as the estimated fair value of our reporting units was in excess of their carrying value.
As of January 1, 2025, we reorganized our business into four reportable segments (see Note 20 – Segments for further discussion). This changed the composition of our reporting units which resulted in the reallocation of goodwill from our Advisory Services and Global Workplace Solutions reportable segments to our newly created BOE and Project Management reportable segments as of January 1, 2025. Additionally, the change in composition of our reporting units was considered a triggering event requiring an interim goodwill impairment test as of January 1, 2025. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values, both before and after the reorganization.
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 (dollars in millions):

	Advisory Services	Global Workplace Solutions	Building Operations & Experience	Project Management	Real Estate Investments	Total Consolidated
Balance as of December 31, 2023
Goodwill	$3,383	$2,260	$—	$—	$606	$6,249
Accumulated impairment losses	(762)	(175)	—	—	(183)	(1,120)
	2,621	2,085	—	—	423	5,129
Acquisitions	8	589	—	—	—	597
Foreign exchange movement	(33)	(60)	—	—	(12)	(105)
Balance as of December 31, 2024
Goodwill	3,358	2,789	—	—	594	6,741
Accumulated impairment losses	(762)	(175)	—	—	(183)	(1,120)
Balance as of December 31, 2024 (1)	2,596	2,614	—	—	411	5,621
Reallocation	(290)	(2,614)	1,578	1,326	—	—
Acquisitions	37	—	1,195	—	—	1,232
Foreign exchange movement	58	—	77	52	11	198
Balance as of December 31, 2025	$2,401	$—	$2,850	$1,378	$422	$7,051
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other intangible assets totaled $3.0 billion, net of accumulated amortization of $2.8 billion as of December 31, 2025, and $2.3 billion, net of accumulated amortization of $2.5 billion as of December 31, 2024 and are comprised of the following (dollars in millions):

	December 31,
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Management contracts	$66		$58
Trademarks	322		309
	388		367
Finite-lived intangible assets:
Customer relationships	2,708	$(1,226)	2,021	$(1,031)
Mortgage servicing rights	1,182	(702)	1,134	(648)
Trademarks/Trade names	539	(216)	342	(177)
Management contracts	84	(84)	133	(133)
Other	835	(536)	795	(505)
	5,348	(2,764)	4,425	(2,494)
Total intangible assets	$5,736	$(2,764)	$4,792	$(2,494)
Indefinite-lived intangible assets include management contracts identified as a result of the ING Group N.V. (ING) Real Estate Investment Management (REIM) operations in Europe and Asia, as well as substantially all of Clarion Real Estate Securities (CRES) acquisition in 2011 (collectively referred to as the REIM Acquisitions) relating to relationships with open-end funds, a trademark separately identified as a result of the CBRE Services, Inc. (CBRE Services) in 2001 (the 2001 Acquisition), a trade name separately identified in connection with the REIM Acquisitions and a trademark separately identified as part of the Turner & Townsend transaction.
Customer relationships relate to existing relationships acquired through acquisitions mainly in our BOE segment that are being amortized over useful lives of up to 20 years.
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
Amortizable trademarks are primarily from our 2015 acquisition of the Global Workplace Solutions business from Johnson Controls, Inc., which are being amortized over 20 years.
Amortizable management contracts consist primarily of asset management contracts relating to relationships with closed-end funds and separate accounts in the U.S., Europe and Asia that were separately identified as a result of the REIM Acquisitions. These management contracts have been fully amortized.
Other amortizable intangible assets mainly represent upfront transition costs incurred to obtain or fulfill contracts prior to services being rendered which primarily get amortized to cost of revenue over the life of the associated contract. It also includes a backlog and management agreements identified as intangible assets from the Turner & Townsend and Industrious acquisitions.
Amortization expense related to intangible assets, excluding amortization of transition costs, was $393 million, $363 million and $322 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated annual amortization expense, excluding amortization of transition costs, for each of the years ending December 31, 2026 through December 31, 2030 and thereafter approximates $376 million, $322 million, $292 million, $260 million, $236 million and $885 million, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1% to 50%. The following table represents the composition of investments in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

	December 31,
Investment type	2025	2024
Real estate investments (in projects and funds)	$772	$702
Investment in Altus: (1)
Class A common stock	—	100
Alignment shares	—	15
Subtotal	—	115
Other (2)	98	478
Total investment in unconsolidated subsidiaries	$870	$1,295
________________________________________________________________________________________________________________________________________
(1)On April 16, 2025, Altus was acquired by a third-party.
(2)Consists of our investments in Industrious and other non-public entities. As disclosed in Note 4 – Acquisitions, on January 16, 2025, we acquired the remaining 60% ownership interest in Industrious.
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	December 31,
	2025	2024
Combined Condensed Balance Sheets Information:
Current assets	$3,951	$3,804
Non-current assets	56,338	51,600
Total assets	$60,289	$55,404

Current liabilities	$2,660	$3,378
Non-current liabilities	17,231	17,701
Total liabilities	$19,891	$21,079

Non-controlling interests	$967	$951

	Year Ended December 31,
	2025	2024	2023
Combined Condensed Statements of Operations Information:
Revenue	$3,149	$4,026	$7,178
Operating income	1,216	1,479	4,984
Net income (loss) (1)	699	(648)	760
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
During the year ended December 31, 2025, we recognized other-than-temporary losses of $57 million related to equity method investments. We also recognized $42 million non-cash asset impairment charges on real estate assets. During the year ended December 31, 2024, we recorded non-cash asset impairment charges of $9 million related to equity method investments. There were no asset impairment charges or other significant non-recurring fair value measurements recorded during the year ended December 31, 2023.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our Real Estate Investments segment invests our own capital in certain real estate investment funds with clients. We provided investment management, property management, brokerage and other professional services in connection with these real estate investments and earned revenues from these unconsolidated subsidiaries of $274 million, $333 million and $279 million during the years ended December 31, 2025, 2024 and 2023, respectively. We had receivables of $91 million and $156 million at December 31, 2025 and 2024, respectively, from these entities. Additionally, in our development business, we earned development and construction management revenues and received reimbursements for costs from these unconsolidated subsidiaries of $98 million, $114 million and $165 million during the years ended December 31, 2025, 2024 and 2023. We had receivables of $14 million and $19 million at December 31, 2025 and 2024, respectively, from these entities.
12. Long-Term Debt and Short-Term Borrowings
Long-term debt and short-term borrowings consist of the following (dollars in millions):

	December 31,
	2025	2024
Long-Term Debt
Senior term loans due 2028	$1,325	$720
5.950% senior notes due 2034	1,000	1,000
4.900% senior notes due 2033	750	—
4.875% senior notes due 2026	—	600
4.800% senior notes due 2030	600	—
5.500% senior notes due 2035	500	—
5.500% senior notes due 2029	500	500
2.500% senior notes due 2031	500	500
Other	6	—
Total long-term debt	5,181	3,320
Less: current maturities of long-term debt	71	36
Less: unamortized discount	47	30
Less: unamortized debt issuance costs	13	9
Total long-term debt, net of current maturities	$5,050	$3,245

Short-Term Borrowings
Warehouse lines of credit, with interest ranging from 4.99% to 5.88%, due 2026	$1,609	$552
Commercial paper program, with interest ranging from 3.80% to 4.77%	852	175
Revolving credit facilities, with interest of 7.50%	—	132
Other	4	47
Total short-term borrowings	$2,465	$906
Future annual aggregate maturities of total consolidated gross debt (excluding unamortized discount, premium and debt issuance costs) at December 31, 2025 are as follows (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter
Future maturities of total consolidated gross debt	$2,536	$332	$928	$500	$600	$2,750
Long-Term Debt
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc. (CBRE Group), CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly owned subsidiary of CBRE Services (Relam Borrower), entered into a new 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans), both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes.
On March 13, 2025, CBRE Group, CBRE Services and Relam Borrower entered into Amendment No. 1 to the 2023 Credit Agreement, which provided for, among other things, the ability of Relam Borrower to obtain incremental commitments and loans under the 2023 Credit Agreement in an aggregate principal amount of $750 million (or the Euro equivalent). On March 14, 2025, CBRE Group, CBRE Services and Relam Borrower entered into Amendment No. 2 and Incremental Assumption Agreement to the 2023 Credit Agreement, pursuant to which Relam Borrower incurred incremental term loans (i) denominated in Euros in the aggregate principal amount of €425 million (Incremental Euro Term Loans) and (ii) denominated in U.S. Dollars in the aggregate principal amount of $125 million (Incremental USD Term Loans). The Incremental Euro Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (Euro) Loans, and the Incremental USD Term Loans have the same terms applicable to, and constitute the same class as, the Tranche A (USD) Loans under the 2023 Credit Agreement. The proceeds of the Incremental Euro Term Loans and the Incremental USD Term Loans were used for working capital and other general corporate purposes (including the partial repayment of borrowings under the commercial paper program), and to pay fees and expenses incurred in connection with entering into the amendments to the 2023 Credit Agreement. On June 24, 2025, CBRE Group, CBRE Services and Relam Borrower entered into Amendment No. 3 to the 2023 Credit Agreement, for the purpose of, among other things, amending the financial covenants to remove the interest coverage ratio covenant and to increase certain baskets and thresholds in the 2023 Credit Agreement in a manner consistent with the terms of the Revolving Credit Agreements described below.
We entered into a cross-currency swap to hedge the associated foreign currency exposure related to the Tranche A (USD) Loans and the Incremental USD Term Loans. See Note 8 – Derivatives and Hedging Activities.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period plus 10 basis points (Adjusted Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of December 31, 2025, we had (i) $877 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $445 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of December 31, 2025.
On November 13, 2025, CBRE Services issued $750 million in aggregate principal amount of 4.900% senior notes due January 15, 2033 (the 4.900% senior notes) at a price equal to 99.813% of their face value. The 4.900% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.900% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 4.900% per year and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The 4.900% senior notes are redeemable at our option, in whole or in part, on or after November 15, 2032 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to November 15, 2032, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to November 15, 2032, assuming the notes matured on November 15, 2032, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 15 basis

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
points, minus accrued interest to the date of redemption, plus, in either case, accrued and unpaid interest, if any, to the redemption date.
On May 12, 2025, CBRE Services issued $600 million in aggregate principal amount of 4.800% senior notes due June 15, 2030 (the 4.800% senior notes) at a price equal to 99.065% of their face value. The 4.800% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.800% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 4.800% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025.
On May 12, 2025, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due June 15, 2035 (the 2035 5.500% senior notes) at a price equal to 99.549% of their face value. The 2035 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2035 5.500% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025.
On February 23, 2024, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due April 1, 2029 (the 2029 5.500% senior notes) at a price equal to 99.837% of their face value. The 2029 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2029 5.500% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024.
On June 23, 2023, CBRE Services issued $1.0 billion in aggregate principal amount of 5.950% senior notes due August 15, 2034 (the 5.950% senior notes) at a price equal to 98.174% of their face value. The 5.950% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 5.950% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.950% per year and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024.
On March 18, 2021, CBRE Services issued $500 million in aggregate principal amount of 2.500% senior notes due April 1, 2031 (the 2.500% senior notes) at a price equal to 98.451% of their face value. The 2.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2.500% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 2.500% per year and is payable semi-annually in arrears on April 1 and October 1 of each year.
On August 13, 2015, CBRE Services issued $600 million in aggregate principal amount of 4.875% senior notes due March 1, 2026 (the 4.875% senior notes) at a price equal to 99.24% of their face value. We redeemed the 4.875% notes in full on May 28, 2025.
The indentures governing our outstanding senior notes described above (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreements (as defined below). The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of December 31, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Short-Term Borrowings
We had short-term borrowings of $2.5 billion and $906 million as of December 31, 2025 and 2024, respectively, with related weighted-average interest rates of 4.6% and 5.8%, respectively, which are included in the accompanying consolidated balance sheets.
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
The 5-Year Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 5-Year Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 5-Year Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 5-Year Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of December 31, 2025.
As of December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $17 million of letters of credit were outstanding as of December 31, 2025. As of December 31, 2024, $132 million was outstanding under this revolving credit facility. No letters of credit were outstanding as of December 31, 2024. Letters of credit are issued in the ordinary course of business and reduce the amount we may borrow under this revolving credit facility.
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
The 364-Day Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 364-Day Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 364-Day Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 364-Day Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of December 31, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group The program notes and the guarantee rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of December 31, 2025, we had $852 million in borrowings outstanding under our commercial paper program with a weighted-average annual interest rate of 3.84%. As of December 31, 2024, we had $175 million in borrowings outstanding under our commercial paper program. At any point in time, the company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of December 31, 2025, no amount was outstanding under this revolving credit facility. As of December 31, 2024, $44 million (£35 million) was outstanding under this revolving credit facility.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Leases
We are the lessee in contracts for office space tenancies, leased vehicles, office space in our flexible workplace solutions business, Industrious, and leases of land in our development business. As it relates to service arrangements, we monitor these types of contracts to evaluate whether they meet the definition of a lease.
 Supplemental balance sheet information related to our leases is as follows (dollars in millions):

		December 31,
Category	Classification	2025	2024
Assets
Operating (1)	Operating lease assets	$2,062	$1,198
Finance	Other assets	334	260
Total leased assets		$2,396	$1,458
Liabilities
Current:
Operating (2)	Operating lease liabilities	$284	$200
Finance	Other current liabilities	69	43
Non-current:
Operating (2)	Non-current operating lease liabilities	2,121	1,307
Finance	Other liabilities	167	122
Total lease liabilities		$2,641	$1,672
________________________________________________________________________________________________________________________________________
(1)Operating lease assets as of December 31, 2025 includes operating lease assets acquired from Industrious.
(2)Current and non-current operating lease liabilities as of December 31, 2025 include operating lease liabilities acquired from Industrious.
Components of lease cost are as follows (dollars in millions):

		Year Ended December 31,
Component	Classification	2025	2024
Operating lease cost	Cost of Revenue and Operating, administrative and other	$319	$230
Finance lease cost:
Amortization of right-to-use assets	(1)	53	41
Interest on lease liabilities	Interest expense	4	3
Variable lease cost	(2)	286	129
Sublease income	Revenue	(9)	(8)
Total lease cost		$653	$395
________________________________________________________________________________________________________________________________________
(1)Amortization costs of $37 million and $27 million from vehicle finance leases utilized in client outsourcing arrangements are included in the “Cost of revenue” line item in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively. Amortization costs of $16 million and $14 million from all other finance leases are included in the “Depreciation and amortization” line item in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.
(2)Variable lease costs of $189 million and $33 million from leases in client outsourcing arrangements are included in the “Cost of revenue” line item in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively. Variable lease costs of $97 million and $96 million from all other leases are included in the “Operating, administrative and other” line item in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively. Variable lease costs increased over the previous year due to lease costs incurred by Industrious after the business combination.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Weighted-average remaining lease term and discount rate for our operating and finance leases are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases (1)	11 years	39 years
Finance leases (2)	18 years	60 years
Weighted-average discount rate:
Operating leases (1)	5.3%	5.2%
Finance leases (2)	4.7%	5.3%
________________________________________________________________________________________________________________________________________
(1)Operating leases as of December 31, 2025 and 2024 include 90+ year leases on real estate under development. If excluded, the weighted-average remaining lease term would be 9 years as of December 31, 2025 and 2024 and weighted-average discount rate would be 4.8% and 4.3% as of December 31, 2025 and 2024, respectively.
(2)Finance leases as of December 31, 2025 and 2024 included a 99-year lease on real estate held for investment. If excluded, the weighted-average remaining lease term would be 3 years as of December 31, 2025 and 2024 and weighted-average discount rate would be 4.3% and 3.1%, as of December 31, 2025 and 2024, respectively. This excludes certain land leases up to 999 years held by our U.K. development business.
Maturities of lease liabilities by fiscal year as of December 31, 2025 are as follows (dollars in millions):

	Operating Leases	Finance Leases
2026	$336	$72
2027	379	64
2028	350	46
2029	323	26
2030	298	7
Thereafter	1,991	294
Total remaining lease payments at December 31, 2025	3,677	509
Less: Interest	1,272	273
Present value of lease liabilities at December 31, 2025	$2,405	$236
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in millions):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$343	$238
Operating cash outflows from finance leases	6	4
Financing cash outflows from finance leases	56	44
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	980	216
Right-of-use assets obtained in exchange for new finance lease liabilities	120	113
Other non-cash increases in operating lease right-of-use assets (2)	94	166
Other non-cash decreases in finance lease right-of-use assets (2)	(9)	(12)
________________________________________________________________________________________________________________________________________
(1)Increase in right-of-use assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2025 primarily relates to leases acquired in conjunction with the Industrious acquisition.
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $50.5 billion at December 31, 2025, of which $47.6 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of December 31, 2025 and 2024, CBRE MCI had $165 million and $160 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately $79 million and $63 million as of December 31, 2025 and 2024, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $1.7 billion (including $1.1 billion of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at December 31, 2025.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL Program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both December 31, 2025 and 2024, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $308 million as of December 31, 2025, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $170 million as of December 31, 2025 referred to in the preceding paragraphs are included in the $308 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $203 million as of December 31, 2025, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $203 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of December 31, 2025, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of December 31, 2025 and 2024, outstanding performance and payment bonds approximated $1.0 billion and $808 million, respectively.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of December 31, 2025 and 2024, we had short-term deferred and contingent consideration of $149 million and $199 million, respectively, which was included within accounts payable and accrued expenses, and long-term deferred and contingent consideration of $130 million and $93 million, respectively, which was included within other liabilities in the accompanying consolidated balance sheets.
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The company had indirect tax liabilities primarily related to sales and use tax of $90 million and $91 million as of December 31, 2025 and 2024, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing or new tax laws. We are currently under audit in several jurisdictions. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of December 31, 2025, we had aggregate future commitments of $216 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $226 million and $56 million to consolidated and unconsolidated projects, respectively, as of December 31, 2025.
Also refer to Note 22 – Telford Fire Safety Remediation for the details relating to the provision associated with fire safety remediation efforts by our subsidiary, Telford Homes.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Employee Benefit Plans
Stock Incentive Plans
2019 Equity Incentive Plan
Our 2019 Plan was adopted by our board of directors on March 1, 2019 and approved by our stockholders on May 17, 2019. The 2019 Plan authorizes the grant of stock-based awards to employees, directors and independent contractors. Unless terminated earlier, the 2019 Plan will terminate on March 1, 2029. A total of 9,900,000 shares of our Class A common stock are reserved for issuance under the 2019 Plan, less 189,499 shares granted under our 2017 Equity Incentive Plan (the 2017 Plan) between March 1, 2019, the date our board of directors approved the plan, and May 17, 2019, the date our stockholders approved the 2019 Plan. Additionally, shares underlying awards outstanding under the 2017 Plan at termination of such plan in May 2019 that were subsequently canceled, forfeited or terminated without issuance to the holder thereof will be available for reissuance under the 2019 Plan. On May 27, 2022, an additional 7,700,000 shares of our Class A common stock was reserved for issuance under the 2019 Plan. As of December 31, 2025, 996,395 shares were cancelled and 1,601,597 shares were withheld for payment of taxes under the 2017 Plan and added to the authorized pool for the 2019 Plan, bringing the total authorized amount under the 2019 Plan to 20,008,493 shares of our Class A common stock.
Shares underlying expired, canceled, forfeited or terminated awards under the 2019 Plan (other than awards granted in substitution of an award previously granted), plus those utilized to pay tax withholding obligations with respect to an award (other than an option or stock appreciation right) will be available for reissuance. Awards granted under the 2019 Plan are subject to a minimum vesting condition of one year, subject to certain exceptions as set forth in the form of grant notice and restricted stock unit agreement. As of December 31, 2025, assuming the maximum number of shares under our performance-based awards will later be issued, 8,564,507 shares remained available for future grants under this plan.
The number of shares issued or reserved pursuant to the 2019 Plan is subject to adjustment on account of a stock split of our outstanding shares, stock dividend, dividend payable in a form other than shares in an amount that has a material effect on the price of the shares, consolidation, combination or reclassification of the shares, recapitalization, spin-off, or other similar occurrences.
Non-Vested Stock Awards
We have issued non-vested stock awards, including RSUs and restricted shares, in our Class A common stock to certain of our employees, independent contractors and members of our board of directors. The following is a summary of the awards granted during the years ended December 31, 2025, 2024 and 2023.
•During the year ended December 31, 2025, we granted RSUs that are performance vesting in nature, with 901,834 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 802,824 RSUs that are time vesting in nature.
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
We granted RSUs under our 2019 Plan (Segment RSU Grant) to certain of our employees in Advisory Services and BOE segments in 2021 and 2022, with 1,630,846 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels, and 465,956 RSUs that are time vesting in nature. As a condition to this Segment RSU grant, each participant has agreed to execute a Restrictive Covenants Agreement. Each Segment RSU grant consisted of:

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(iii)EPS Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of EPS Performance RSUs that will vest is determined by measuring our cumulative adjusted earnings per share growth against the cumulative EPS growth, as reported under U.S. GAAP, to a comparative group comprised of each of the other companies comprising the S&P 500 on the grant date over a five-year measurement period commencing on January 1, 2022 and ending on December 31, 2026.
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
(iii)EPS Performance RSUs with respect to 33.3% of the total number of target RSUs subject to the grant. The actual number of EPS Performance RSUs that will vest is determined by measuring our cumulative adjusted income per share growth against the cumulative EPS growth, as reported under U.S. GAAP (GAAP EPS), of each of the other members of the Comparison Group over a five-year measurement period commencing on January 1, 2022 and ending on December 31, 2026. These RSUs vest on December 31, 2026.
In March 2025, we issued a portion of the 2025 annual performance awards under our 2019 Plan with TSR conditions, with 393,019 reflecting the maximum number of RSUs that may be issued if all of the performance targets are satisfied at their highest levels.
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
We estimated the fair value of the TSR Performance RSUs referred to above on the date of the grant using a Monte Carlo simulation with the following assumptions:

	Year Ended December 31,
	2025	2024
Volatility of common stock	29.6%	29.9%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.9%	4.2%

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the status of our non-vested stock awards is presented in the table below:

	Shares/Units	Weighted-Average Market Value Per Share
Balance at December 31, 2022	7,413,079	$73.67
Granted	1,664,755	78.46
Performance award achievement adjustments	365,965	81.14
Vested	(4,001,675)	59.62
Forfeited	(221,545)	81.14
Balance at December 31, 2023	5,220,579	86.17
Granted	1,609,510	95.89
Performance award achievement adjustments	(302,282)	111.72
Vested	(1,729,161)	75.67
Forfeited	(341,324)	89.27
Balance at December 31, 2024	4,457,322	91.78
Granted	1,283,802	147.09
Performance award achievement adjustments	42,937	144.84
Vested	(970,852)	87.92
Forfeited	(217,611)	100.90
Balance at December 31, 2025	4,595,598	108.12
Total compensation expense related to non-vested stock awards was $120 million, $146 million and $96 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, total unrecognized estimated compensation cost related to non-vested stock awards was approximately $209 million, which is expected to be recognized over a weighted-average period of approximately 2 years.
Bonuses
We have bonus programs covering select employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to operating expense for bonuses were $882 million, $727 million and $697 million for the years ended December 31, 2025, 2024 and 2023, respectively.
401(k) Plan
Our CBRE 401(k) Plan (401(k) Plan) is a defined contribution savings plan that allows participant deferrals under Section 401(k) of the Internal Revenue Code (IRC). Most of our U.S. employees, other than qualified real estate agents having the status of independent contractors under section 3508 of the IRC of 1986, as amended, and non-plan electing union employees, are eligible to participate in the plan. The 401(k) Plan provides for participant contributions as well as a company match. A participant is allowed to contribute to the 401(k) Plan from 1% to 75% of his or her compensation, subject to limits imposed by applicable law. Active participants vest in company match contributions at 33% per year for each plan year they are employed. For 2025, 2024 and 2023, we contributed 67% on the first 6% of eligible compensation contributed to the plan (up to $6,000) for all employees regardless of base compensation or commissioned status. In connection with the 401(k) Plan, we recognized compensation expense of $113 million, $121 million and $108 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Participants are entitled to invest up to 25% of their 401(k) account balance in shares of our common stock. As of December 31, 2025, approximately 0.9 million shares of our common stock were held as investments by participants in our 401(k) Plan.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Plans
Certain of our non-U.S. subsidiaries maintain contributory defined benefit pension plans to provide retirement benefits to existing and former employees participating in these plans. We contribute annually to the plans to fund pension liabilities as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustees and, if these investments do not perform well in the future, we may be required to provide additional contributions to cover any pension underfunding.
During the fourth quarter of 2024, the trustees of the Advisory pension plan in the U.K. (the “Advisory Plan”) entered into a buy-in agreement with a third-party insurance company. The buy-in arrangement is an insurance contract providing substantially all future benefit plan payments to the pension plan participants. However, the primary benefit obligation remains with the Company. The buy-in arrangement also allowed for the future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the pension plan obligations. In the fourth quarter of 2025, the Company implemented the buy-out arrangement with the insurance company for the Advisory Plan to fully settle the pension obligations associated with the plan. As a result, the Company has been fully discharged from its obligations to the affected participants in the Advisory Plan. As of December 31, 2024, the fair value of pension plan assets, projected benefit obligations, and items not yet recognized as a component of net periodic pension cost (benefit) included in accumulated other comprehensive loss in the Advisory Plan were $262 million, $236 million, and $125 million, respectively. Upon settlement, the Advisory Plan’s projected benefit obligation and the related plan assets were removed from the Company’s consolidated balance sheet. The Company recognized a non-cash settlement loss of $147 million in the consolidated statement of operations, resulting from the removal of the projected benefit obligation and plan assets, which included the release of $112 million of the cumulative pension liability adjustments included within accumulated other comprehensive loss in the accompanying consolidated balance sheet.
As of December 31, 2025, for all plans where total projected benefit obligations exceed plan assets, projected benefit obligations and the fair value of plan assets were $123 million and $47 million, respectively, and $113 million and $51 million as of December 31, 2024, respectively.
As of December 31, 2025, for all plans where total accumulated benefit obligations exceed plan assets, accumulated benefit obligations and the fair value of plan assets were $102 million and $47 million, respectively, and $96 million and $51 million as of December 31, 2024, respectively.
Net periodic pension cost (benefit) for all plans was $23 million, $18 million, and $20 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table provides amounts recognized related to all of our defined benefit pension plans within the following captions on our consolidated balance sheets (dollars in millions):

	December 31,
	2025	2024
Other assets, net	$69	$64
Other liabilities	75	70
The following table presents estimated future benefit payments as of December 31, 2025. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, the company will fund the remaining obligations (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter
Estimated future benefit payments for defined benefit plans	$45	$40	$39	$40	$41	$213

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Income Taxes
Provision for Income Taxes
The components of income before provision for income taxes consisted of the following (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$868	$326	$665
Foreign	726	892	612
Total	$1,594	$1,218	$1,277
Our tax provision (benefit) consisted of the following (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Current provision:
Federal	$185	$48	$98
State	74	60	31
Foreign	327	268	242
Total current provision	586	376	371
Deferred provision:
Federal	(71)	(57)	(4)
State	(16)	(33)	4
Foreign	(182)	(104)	(121)
Total deferred provision	(269)	(194)	(121)
Total provision for income taxes	$317	$182	$250
Effective Tax Rate
The following is a reconciliation of the difference between the U.S. statutory federal income tax rate and our effective tax rate (dollars in millions):

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal statutory tax rate	$335	21%
State and local income tax, net of federal (national) income tax effect (1)	46	3%
Foreign tax effects
Bermuda
Statutory rate difference between Bermuda and United States	(21)	(1)%
Tax Credits	(53)	(3)%
Other foreign jurisdictions	54	3%
Effect of cross-border tax laws
Foreign Tax Credits	(40)	(3)%
Tax credits	(7)	—%
Nontaxable or nondeductible items	20	1%
Changes in unrecognized tax benefits	(8)	(1)%
Other adjustments	(9)	(1)%
Effective Tax Rate	$317	20%
________________________________________________________________________________________________________________________________________
(1)State and local income taxes in California, New York and New York City made up the majority (greater than 50 percent) of the domestic state and local income taxes, net of federal (national) effect category.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2024	2023
Federal statutory tax rate	21%	21%
Foreign rate differential	(1)	(1)
State taxes, net of federal benefit	2	2
Nontaxable or nondeductible items	1	3
Reserves for uncertain tax positions	(4)	—
Tax credits	(5)	(5)
Other	1	(1)
Effective tax rate	15%	19%
Income Taxes Paid
The table below presents amounts of income taxes paid, net of refunds, by jurisdiction (dollars in millions):

Year Ended December 31, 2025
U.S. Federal	$210
U.S. State and local	66
Total U.S.	276
Foreign
India	42
United Kingdom	76
All other foreign jurisdictions	205
Total Foreign	323
Total cash income taxes paid, net of refunds	$599
Deferred Taxes
Cumulative tax effects of temporary differences are shown below (dollars in millions):

	December 31,
	2025	2024
Assets:
Tax losses and tax credits	$959	$747
Operating lease liabilities	640	407
Bonus and deferred compensation	404	372
Bad debt and other reserves	191	130
All other	182	139
Deferred tax assets, before valuation allowance	2,376	1,795
Less: Valuation allowance	(442)	(396)
Deferred tax assets	1,934	1,399
Liabilities:
Property and equipment	(23)	(34)
Unconsolidated affiliates and partnerships	(128)	(104)
Capitalized costs and intangibles	(694)	(555)
Operating lease assets	(574)	(351)
All other	(57)	(64)
Deferred tax liabilities	(1,476)	(1,108)
Net deferred tax assets	$458	$291
As of December 31, 2025, there were deferred tax assets before valuation allowances of approximately $657 million related to U.S. federal, state, and foreign net operating losses (NOLs). The majority of the NOLs are carried forward indefinitely and primarily related to the foreign jurisdictions. In certain foreign jurisdictions, NOLs expire each year beginning in 2025. The utilization of NOLs may be subject to certain limitations under U.S. federal, state and foreign laws. As of December 31, 2025, we had an interest limitation carryforward of approximately $220 million in the U.S. and foreign

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
jurisdictions that can be carried forward indefinitely. As of December 31, 2025, we had U.S. federal and state capital losses carryforward, net of reserves for uncertain tax position, of approximately $58 million which will begin to expire after 2027, and approximately $26 million of foreign tax credits, which will expire after 2033. We have recorded a valuation allowance for deferred tax assets where we believe that it is more likely than not that the tax attributes will not be utilized.
We determined as of December 31, 2025, $442 million of deferred tax assets do not satisfy the realization criteria set forth in Topic 740. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2025, our valuation allowance increased by approximately $46 million, which was primarily attributed to foreign currency translation. We believe it is more likely than not that future operations will generate sufficient taxable income to realize the benefit of our deferred tax assets recorded as of December 31, 2025, net of valuation allowance.
At December 31, 2025, we have undistributed earnings of certain foreign subsidiaries of approximately $4.9 billion for which we have indefinitely reinvested and not recognized deferred taxes. As of December 31, 2025, we have recorded $34 million of deferred tax liability relating to book over tax basis in Turner & Townsend undistributed earnings and for any subsidiaries not considered indefinitely reinvested.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was approximately $364 million and $347 million as of December 31, 2025 and 2024, respectively. The increase of $17 million resulted from an accrual of gross unrecognized tax benefits of $35 million, and a release of $18 million of gross unrecognized tax benefits due to the expiration of statute of limitations in various tax jurisdictions. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $233 million as of December 31, 2025.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in millions):

	Year Ended December 31,
	2025	2024
Beginning balance, unrecognized tax benefits	$(347)	$(413)
Gross increases - tax positions in prior period	(7)	(9)
Gross decreases - tax positions in prior period	—	3
Gross increases - current-period tax positions	(28)	(21)
Decreases relating to settlements	—	80
Reductions as a result of lapse of statute of limitations	18	11
Foreign exchange movement	—	2
Ending balance, unrecognized tax benefits	$(364)	$(347)
Our continuing practice is to recognize accrued interest and/or penalties related to income tax matters within income tax expense. During the years ended December 31, 2025 and 2024, we accrued an additional $8 million and $4 million, respectively, in interest and penalties associated with uncertain tax positions. As of December 31, 2025, we have recognized a liability for interest and penalties of $18 million.
We conduct business globally and file income tax returns in the U.S. federal jurisdiction and in multiple state, local, and foreign tax jurisdictions. We are under audit by various states and cities including California, New York, New York City, and Texas. We are also under audit by various foreign tax jurisdictions including France, Germany, and Spain. With limited exception, our significant U.S. state and foreign tax jurisdictions are no longer subject to audit by the various tax authorities for tax years prior to 2015 and 2018, respectively.
On July 4, 2025, the U.S. federal government enacted H.R.1, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The 2025 impacts of the OBBBA are insignificant based on our current operations.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Stockholders’ Equity
Our board of directors is authorized, subject to any limitations imposed by law, without the approval of our stockholders, to issue a total of 25,000,000 shares of preferred stock, in one or more series, with each such series having rights and preferences including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as our board of directors may determine. As of December 31, 2025 and 2024, no shares of preferred stock have been issued.
Our board of directors is authorized to issue up to 525,000,000 shares of Class A common stock, $0.01 par value per share (common stock), of which 295,731,478 shares and 302,052,229 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.
Stock Repurchase Program
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of December 31, 2025. The board also extended the term of the 2024 program through December 31, 2029.
During the year ended December 31, 2025, we repurchased 7,052,481 shares of our common stock with an average price of $135.52 per share for an aggregate of $956 million under the 2024 program. During the years ended December 31, 2024 and 2023, we repurchased 5,110,624 and 7,867,348 shares of our common stock for an aggregate of $644 million and $650 million, respectively. As of December 31, 2025, we had approximately $4.9 billion of capacity remaining under the 2024 program.
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
18. Income Per Share Information
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$1,157	$968	$986
Weighted-average shares outstanding for basic income per share	298,157,861	305,859,458	308,430,080
Basic income per share attributable to CBRE Group, Inc. stockholders	$3.88	$3.16	$3.20

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$1,157	$968	$986
Weighted-average shares outstanding for basic income per share	298,157,861	305,859,458	308,430,080
Dilutive effect of contingently issuable shares	2,593,680	2,174,154	4,120,862
Weighted-average shares outstanding for diluted income per share	300,751,541	308,033,612	312,550,942
Diluted income per share attributable to CBRE Group, Inc. stockholders	$3.85	$3.14	$3.15
For the years ended December 31, 2025, 2024 and 2023, 7,668, 9,222 and 338,711, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Revenue from Contracts with Customers
We account for revenue with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers” (Topic 606). Revenue is recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Year Ended December 31, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$20,645	$—	$—	$—	$20,645
Property management	—	2,579	—	—	(50)	2,529
Project management	—	—	7,657	—	—	7,657
Advisory leasing	4,497	—	—	—	—	4,497
Advisory sales	2,120	—	—	—	—	2,120
Valuation	815	—	—	—	—	815
Other portfolio services	354	—	—	—	—	354
Commercial mortgage origination (1)	251	—	—	—	—	251
Loan servicing (2)	164	—	—	—	—	164
Investment management	—	—	—	602	—	602
Development services	—	—	—	266	—	266
Topic 606 Revenue	8,201	23,224	7,657	868	(50)	39,900
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	300	—	—	—	—	300
Loan servicing	339	—	—	—	—	339
Development services (3)	—	—	—	11	—	11
Total Out of Scope of Topic 606 Revenue	639	—	—	11	—	650
Total Revenue	$8,840	$23,224	$7,657	$879	$(50)	$40,550

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2024
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$18,232	$—	$—	$—	$18,232
Property management	—	1,976	—	—	(17)	1,959
Project management	—	—	6,809	—	—	6,809
Advisory leasing	3,895	—	—	—	—	3,895
Advisory sales	1,767	—	—	—	—	1,767
Valuation	751	—	—	—	—	751
Other portfolio services	389	—	—	—	—	389
Commercial mortgage origination (1)	196	—	—	—	—	196
Loan servicing (2)	160	—	—	—	—	160
Investment management	—	—	—	650	—	650
Development services	—	—	—	373	—	373
Topic 606 Revenue	7,158	20,208	6,809	1,023	(17)	35,181
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	234	—	—	—	—	234
Loan servicing	337	—	—	—	—	337
Development services (3)	—	—	—	15	—	15
Total Out of Scope of Topic 606 Revenue	571	—	—	15	—	586
Total Revenue	$7,729	$20,208	$6,809	$1,038	$(17)	$35,767

	Year Ended December 31, 2023
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$16,131	$—	$—	$—	$16,131
Property management	—	1,676	—	—	(17)	1,659
Project management	—	—	6,300	—	—	6,300
Advisory leasing	3,468	—	—	—	—	3,468
Advisory sales	1,606	—	—	—	—	1,606
Valuation	716	—	—	—	—	716
Other portfolio services	376	—	—	—	—	376
Commercial mortgage origination (1)	138	—	—	—	—	138
Loan servicing (2)	174	—	—	—	—	174
Investment management	—	—	—	592	—	592
Development services	—	—	—	345	—	345
Topic 606 Revenue	6,478	17,807	6,300	937	(17)	31,505
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination	162	—	—	—	—	162
Loan servicing	267	—	—	—	—	267
Development services (3)	—	—	—	15	—	15
Total Out of Scope of Topic 606 Revenue	429	—	—	15	—	444
Total Revenue	$6,907	$17,807	$6,300	$952	$(17)	$31,949
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
Contract Assets and Liabilities
We had contract assets totaling $565 million ($462 million of which was current) and $489 million ($400 million of which was current) as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, our contract

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assets increased by $76 million, primarily driven by the acquisition of Pearce within our BOE segment, and growth in our Advisory Services segment attributable to lease and sales.
We had contract liabilities totaling $448 million (all of which was current) and $375 million (all of which was current) as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, our contract liabilities increased by $73 million, primarily driven by the acquisition of Pearce and Industrious, and continued growth across EMEA. During the year ended December 31, 2025, we recognized revenue of $320 million, that was included in the contract liability balance at December 31, 2024.
Contract Costs
We capitalized $78 million, $56 million and $40 million, respectively, of transition costs during the years ended December 31, 2025, 2024 and 2023. We recorded amortization of transition costs of $43 million, $36 million and $37 million, respectively, during the years ended December 31, 2025, 2024 and 2023.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Segments
In January 2025, we combined our project management business with our Turner & Townsend majority-owned subsidiary and created a fourth reportable segment, Project Management. In addition, on January 16, 2025, we acquired full ownership of Industrious, a provider of premium flexible workplace solutions and established a new business segment, BOE, comprised of enterprise and local facilities management, property management and digital infrastructure.
In connection with the transactions described above, we reorganized our operations around and publicly report our financial results on four reportable segments – Advisory Services, BOE, Project Management and REI. We have recast prior period segment results to conform with the current presentation. In addition, we also have a “Corporate, other and eliminations” segment. Our Corporate segment primarily consists of corporate costs for leadership and certain other central functions. We track our strategic non-core equity investments in “other” which is considered an operating segment and reported together with Corporate as it does not meet the aggregation criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.
Segment operating profit (SOP) is the measure reported to Robert Sulentic, CBRE’s Chair and Chief Executive Officer (CEO), who is our chief operating decision maker (CODM) for purposes of assessing performance and allocating resources to each segment. The CODM uses SOP results compared to prior periods and previously forecasted amounts to assess performance and identify trends of ongoing operations within each segment. SOP excludes the impact of certain costs and charges that may obscure the underlying performance of our businesses and related trends, including restructuring charges and other costs incurred, which are outside the ordinary course of business. SOP represents earnings, inclusive of amounts attributable to non-controlling interests, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, and asset impairments. In addition, management excludes the following costs from SOP (Other segment adjustments):
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•the impact of fair value adjustments related to unconsolidated equity investments,
•business and finance transformation,
•non-cash pension buy-out settlement loss,
•costs associated with efficiency and cost-reduction initiatives,
•costs incurred related to legal entity restructuring,
•provision associated with Telford’s fire safety remediation efforts, and
•a one-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized financial information by segment is as follows (dollars in millions):.

Year Ended December 31, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$8,840	$23,224	$7,657	$879	$(50)	$40,550
Pass-through costs (1)	50	12,529	4,167	—	—	16,746
Cost of revenue, excluding pass-through costs	5,247	8,370	2,453	161	7	16,238
Operating expenses and allocations	1,866	1,353	501	1,061	762	5,543
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	—	(11)	—	48	3	40
Other income	6	11	2	—	—	19
Gain on disposition of real estate	—	—	—	432	27	459
Other segment adjustments (2)	151	122	23	187	285	768
Segment operating profit (loss)	$1,834	$1,094	$561	$324	$(504)	$3,309

Year Ended December 31, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$7,729	$20,208	$6,809	$1,038	$(17)	$35,767
Pass-through costs (1)	61	11,168	3,670	—	—	14,899
Cost of revenue, excluding pass-through costs	4,416	7,066	2,180	224	26	13,912
Operating expenses and allocations	1,793	1,194	439	862	723	5,011
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(8)	6	—	117	(134)	(19)
Other income	2	4	2	6	25	39
Gain on disposition of real estate	—	—	—	142	—	142
Other segment adjustments (2)	49	104	(22)	44	305	480
Segment operating profit (loss)	$1,502	$894	$500	$261	$(570)	$2,587

Year Ended December 31, 2023	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$6,907	$17,807	$6,300	$952	$(17)	$31,949
Pass-through costs (1)	50	10,178	3,445	—	—	13,673
Cost of revenue, excluding pass-through costs	3,946	5,892	1,981	186	(3)	12,002
Operating expenses and allocations	1,769	1,081	468	784	460	4,562
Other adjustments to segment operating profit (loss):
Equity income from unconsolidated subsidiaries	2	2	1	216	27	248
Other income	38	8	2	—	13	61
Gain on disposition of real estate	—	—	—	27	—	27
Other segment adjustments (2)	44	49	20	14	66	193
Segment operating profit (loss)	$1,226	$715	$429	$239	$(368)	$2,241
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025	2024	2023
Depreciation and Amortization
Advisory Services	$274	$259	$272
Building Operations & Experience (1)	269	234	158
Project Management	104	111	121
Real Estate Investments	12	13	15
Corporate, other and eliminations	70	57	56
Total depreciation and amortization	$729	$674	$622

Equity income (loss) from unconsolidated subsidiaries
Advisory Services	$—	$(8)	$2
Building Operations & Experience	(11)	6	2
Project Management	—	—	1
Real Estate Investments	48	117	216
Corporate, other and eliminations	3	(134)	27
Equity income (loss) from unconsolidated subsidiaries	$40	$(19)	$248
________________________________________________________________________________________________________________________________________
(1)Excludes $75 million, $56 million and $59 million for the years ended December 31, 2025, 2024 and 2023, respectively, of amortization on vehicle finance leases utilized in client outsourcing arrangements and amortization of transition costs recorded in Cost of Revenue line item in the accompanying consolidated statement of operations.
Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to CBRE Group, Inc.	$1,157	$968	$986
Net income attributable to non-controlling interests	120	68	41
Net income	1,277	1,036	1,027
Adjustments to increase (decrease) net income:
Depreciation and amortization	729	674	622
Interest expense, net of interest income	216	215	149
Write-off of financing costs on extinguished debt	2	—	—
Provision for income taxes	317	182	250
Integration and other costs related to acquisitions	303	93	62
Carried interest incentive compensation expense (reversal) to align with the timing of associated revenue	10	8	(7)
Charges related to indirect tax audits and settlements	(1)	76	—
Net results related to the wind-down of certain businesses (1)	74	—	—
Impact of fair value non-cash adjustments related to unconsolidated equity investments	2	9	—
Business and finance transformation	101	—	—
Non-cash pension buy-out settlement loss	147	—	—
Costs associated with efficiency and cost-reduction initiatives	—	259	159
Costs incurred related to legal entity restructuring	—	2	13
Provision associated with Telford’s fire safety remediation efforts (2)	132	33	—
One-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired	—	—	(34)
Total segment operating profit	$3,309	$2,587	$2,241

________________________________________________________________________________________________________________________________________
(1)    In 2025, management made the decision to wind down the legacy Telford Homes’ construction self-delivery business. In addition, management made the decision to wind down certain businesses within the BOE Segment.
(2)See Note 22 – Telford Fire Safety Remediation for additional information.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue
United States	$22,848	$20,162	$17,458
United Kingdom	5,709	4,968	4,393
All other countries	11,993	10,637	10,098
Total revenue	$40,550	$35,767	$31,949
21. Related Party Transactions
The accompanying consolidated balance sheets include loans to related parties, primarily employees other than our executive officers, of $697 million and $780 million as of December 31, 2025 and 2024, respectively. The majority of these loans represent sign-on and retention bonuses issued or assumed in connection with acquisitions and prepaid commissions as well as prepaid retention and recruitment awards issued to employees. These loans are at varying principal amounts, bear interest at rates up to 5.30% per annum and mature on various dates through 2035.
See Note 11 – Investments in Unconsolidated Subsidiaries for additional details on related party revenue and receivables disclosure for the REI segment.
22. Telford Fire Safety Remediation
On April 28, 2022, Telford Homes signed the U.K. government’s non-binding Fire Safety Pledge (the Pledge) to comply with the Building Safety Act of 2022 (BSA). The BSA introduced new laws related to building safety and the remediation of historic building safety defects, effectively requiring developers to remediate certain buildings with critical fire safety issues. The BSA also retrospectively amended the Defective Premises Act of 1972 (DPA) to allow claims to be made within a 30-year limitation period for dwellings completed before June 28, 2022. On March 16, 2023, Telford Homes entered into a legally binding agreement with the U.K. government to take responsibility for performing or funding remediation works relating to certain life-critical fire-safety issues on all Telford Homes-constructed buildings of 11 meters in height or greater in England constructed in the last 30 years (in-scope buildings) and withdraw Telford Homes-developed buildings from the government-sponsored funds or reimburse the government funds for the cost of remediation.
The accompanying consolidated balance sheets include an estimated liability of approximately $321 million (of which $126 million was current) and $204 million (of which $102 million was current) as of December 31, 2025 and 2024, respectively, related to the remediation efforts. The current liability includes estimates related to remediation activities we plan to perform within one year and the net amounts that the U.K. government has already paid or quantified through the Building Safety Fund (BSF) for remediation of Telford-constructed buildings. The remaining balance represents estimates developed by Telford’s management and/or third-party experts for the remaining in-scope buildings. The increase in the estimated liability during the fourth quarter of 2025 reflects higher estimated costs resulting from significant developments and new information obtained including feedback from the U.K. Government regulator. Specifically, recent feedback received from the regulator indicated a much greater scope of remediation work than initially expected, applying to both previously included and newly identified in-scope buildings. Risk assessments completed in the fourth quarter of 2025 confirmed that extensive internal works are now anticipated for nearly all buildings in-scope, not just the highest-risk ones, with higher estimated costs for buildings requiring major façade works. As a result of these developments and due to the increased uncertainties, our provision increased by $117 million as of December 31, 2025, compared to the prior year.
The estimated remediation costs for in-scope buildings remain subjective, highly complex and dependent on a number of variables outside of Telford Homes’ control. These include, but are not limited to, individual remediation requirements for each building, the time required for the remediation to be completed, cost of construction or remediation materials, availability of construction materials, potential discoveries made during remediation that could necessitate incremental work, investigation costs, availability of qualified fire safety engineers, potential business disruption costs, potential changes to or new regulations and regulatory approval. We will continue to closely monitor these developments and will update estimates as additional information becomes available regarding regulatory expectations, design specifications and contractor pricing.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). The company’s management, with participation of the CEO and CFO, under the oversight of our Board, evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A company’s internal control over financial reporting includes those policies and procedures that:
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
Based on the evaluation under this framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2025.
Our evaluation of internal control over financial reporting does not include the internal controls over financial reporting related to Industrious, which we fully acquired in January 2025 or Pearce, which we acquired in November 2025. Industrious represented approximately 4% and 1% of the company’s total assets, excluding goodwill, and revenue, respectively, as of and for the year ended December 31, 2025. Pearce represented approximately 4% of the company’s total assets, excluding goodwill, as of December 31, 2025. The percentage of total revenue recognized in the year ended December 31, 2025 attributable to Pearce was negligible.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 54.
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures are effective as of December 31, 2025.
Rule 13a-15 of the Exchange Act requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our Chief Legal & Administrative Officer, our Deputy Chief Financial Officer, and other select employees.
Changes in Internal Control Over Financial Reporting
As described above, we acquired Industrious in January 2025 and Pearce in November 2025. As part of our ongoing integration activities, we continue to implement our controls and procedures over Industrious and Pearce to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the three months ended December 31, 2025, our Chief Financial Officer and Chief Investment Officer, Emma Giamartino, and our Chief Operating Officer and Chief Executive Officer, Advisory Services, Vikram Kohli, each entered into a Rule 10b5-1 Trading Plan (together, the Trading Plans and each a Trading Plan) to sell shares of the company’s Class A common stock. The Trading Plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
The table below provides certain information regarding the Trading Plans.

Name	Plan Adoption Date	Trade Commencement Date	Maximum Number of Shares that May Be Sold Under the Plan	Plan Expiration Date
Emma Giamartino	10/27/2025	February 26, 2026	18,223	November 18, 2026
Vikram Kohli	11/24/2025	April 27, 2026	4,000	November 27, 2026
Trading under the Trading Plans may commence no sooner than as indicated in the table above and will end on the earlier of the applicable date set forth above and the date on which all the shares in the applicable Trading Plan are sold. The Trading Plans were adopted during an authorized trading period and when Ms. Giamartino and Mr. Kohli were not in possession of material non-public information. The transactions under the Trading Plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.
Prior to her adoption of the aforementioned Trading Plan, on October 24, 2025, Ms. Giamartino terminated a previously adopted Rule 10b5-1 Trading Plan (the Terminated Trading Plan) in order to increase the number of shares of the company’s Class A common stock available to her for sale in connection with her relocation to New York City. The Terminated Trading Plan, which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), was adopted on August 13, 2025 and provided for the sale of up to 9,223 shares of the company’s Class A common stock. The Terminated Trading Plan was originally scheduled to terminate on the earlier of August 28, 2026 and the date on which all the shares under the plan were sold. The adoption of the Terminated Trading Plan, and its subsequent termination, each occurred during an authorized trading period and when Ms. Giamartino was not in possession of material non-public information. As of the date of termination, Ms. Giamartino had not sold any shares under the Terminated Trading Plan.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information under the headings “Elect Directors,” “Corporate Governance,” “Executive Management” and “Stock Ownership” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report.
Item 11.    Executive Compensation.
The information contained under the headings “Corporate Governance,” “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Ownership” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2025. All outstanding awards relate to our Class A common stock.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a )	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ( b )	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a )) ( c )
Equity compensation plans approved by security holders (1)	6,054,204	$—	8,486,435
Equity compensation plans not approved by security holders	—	—	—
Total	6,054,204	$—	8,486,435
________________________________________________________________________________________________________________________________________
(1)Consists of restricted stock units (RSUs) issued under our 2019 Equity Incentive Plan (the 2019 Plan).
In addition:
•The figures in the foregoing table include:
◦3,565,182 RSUs that are performance vesting in nature, with the figures in the table reflecting the maximum number of RSUs that may be issued if all performance-based targets are satisfied and
◦2,489,022 RSUs that are time vesting in nature.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information contained under the headings “Elect Directors,” “Corporate Governance” and “Related-Party Transactions” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information contained under the heading “Audit and Other Fees” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
See Index to Consolidated Financial Statements and Financial Statement Schedules located on page 51 of this report.
2.Financial Statement Schedules
See Schedule II located on page 122 of this report.
3.Exhibits
See Exhibit Index located on page 123 of this report.
Item 16.    Form 10-K Summary.
Not applicable.

CBRE GROUP, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Allowance for Doubtful Accounts
Balance, December 31, 2022	$92
Additions: Charges to expense	34
Deductions: Write-offs, payments and other	24
Balance, December 31, 2023	102
Additions: Charges to expense	26
Deductions: Write-offs, payments and other	27
Balance, December 31, 2024	101
Additions: Charges to expense	73
Deductions: Write-offs, payments and other	49
Balance, December 31, 2025	$125

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition Agreement, dated as of July 26, 2021, among Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc.	8-K	001-32205	2.1	07/29/2021
2.2	Amended and Restated Variation Agreement, dated as of November 9, 2021, between Turner & Townsend Partners LLP, CBRE Titan Acquisition Co. Limited, CBRE Group, Inc. and Turner & Townsend Holdings Limited	10-K	001-32205	2.4	03/01/2022
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/07/2025
4.1	Form of Class A common stock certificate of CBRE Group, Inc.	10-Q	001-32205	4.1	08/09/2017
4.2(a)	Indenture, dated as of March 14, 2013, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee	10-Q	001-32205	4.4(a)	05/10/2013
4.2(b)	Fourth Supplemental Indenture, dated as of August 13, 2015, between CBRE Services, Inc., CBRE Group, Inc., certain subsidiaries of CBRE Services, Inc. and Wells Fargo Bank, National Association, as trustee, for the issuance of 4.875% Senior Notes due 2026, including the Form of 4.875% Senior Notes due 2026	8-K	001-32205	4.2	08/13/2015
4.2(c)	Seventh Supplemental Indenture, dated as of March 18, 2021, among CBRE Group, Inc., CBRE Services, Inc., certain subsidiaries of CBRE Services, Inc. named therein and Wells Fargo Bank, National Association, as trustee, for the issuance of 2.500% Senior Notes due 2031, including the Form of 2.500% Senior Notes due 2031	8-K	001-32205	4.2	03/18/2021
4.2(d)	Eighth Supplemental Indenture, dated as of June 23, 2023, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, for the issuance of 5.950% Senior Notes due 2034, including the Form of 5.950% Senior Notes due 2034	8-K	001-32205	4.2	06/23/2023
4.2(e)	Ninth Supplemental Indenture, dated as of February 23, 2024, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, for the issuance of 5.500% Senior Notes due 2029, including the Form of 5.500% Senior Notes due 2029	8-K	001-32205	4.2	02/23/2024
4.2(f)	Tenth Supplemental Indenture, dated as of May 12, 2025 relating to the 4.800% Senior Notes due 2030, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, including the Form of 4.800% Senior Notes due 2030	8-K	001-32205	4.2	05/12/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.2(g)	Eleventh Supplemental Indenture, dated as of May 12, 2025 relating to the 5.500% Senior Notes due 2035, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, including the Form of 5.500% Senior Notes due 2035	8-K	001-32205	4.3	05/12/2025
4.2(h)	Twelfth Supplemental Indenture, dated as of November 13, 2025, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, including the Form of 4.900% Senior Notes due 2033.	8-K	001-32205	4.2	11/13/2025
4.3	Description of Securities	10-K	001-32205	4.3	03/02/2020
10.1	Executive Directors Service Agreement, dated as of April 8, 2008, between Vincent Clancy and Turner & Townsend plc+	10-K	001-32205	10.23	02/14/2025
10.2	Variation of Employment Agreement, dated as of July 26, 2021, between Vincent Clancy and Turner & Townsend Limited+	10-K	001-32205	10.24	02/14/2025
10.3	Restrictive Covenant Undertaking, dated as of July 26, 2021, between Vincent Clancy and CBRE Titan Acquisition Co. Limited +	10-K	001-32205	10.25	02/14/2025
10.4	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group. Inc. 2019 Equity Incentive Plan (Time Vesting RSU) +					X
10.5	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group. Inc. 2019 Equity Incentive Plan (Core EPS Performance Vesting RSU) +					X
10.6	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group. Inc. 2019 Equity Incentive Plan (Relative TSR Performance Vesting RSU) +					X
10.7	Form of Grant Notice and Restricted Stock Unit Agreement for the CBRE Group, Inc. 2019 Equity Incentive Plan (Non-Employee Director)+	10-Q	001-32205	10.2	10/23/2025
10.8	Vikram Kohli Retention Agreement +	8-K	001-32205	10.4	05/23/2025
10.9	5-Year Revolving Credit Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent and swingline lender.	8-K	001-32205	10.1	06/24/2025
10.10	Guaranty Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as administrative agent, relating to the 5-Year Revolving Credit Agreement.	8-K	001-32205	10.2	06/24/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.11	Amendment No. 1 dated as of September 17, 2025 to 5-Year Revolving Credit Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, National Association, as administrative agent and swingline lender.	10-Q	001-32205	10.1	10/23/2025
10.12	364-Day Revolving Credit Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.3	06/24/2025
10.13	Guaranty Agreement, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as administrative agent, relating to the 364-Day Revolving Credit Agreement.	8-K	001-32205	10.4	06/24/2025
10.14	Credit Agreement, dated as of July 10, 2023, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.1	07/10/2023
10.15	Guarantee Agreement, dated as of July 10, 2023, among Relam Amsterdam Holdings B.V., CBRE Services, Inc., CBRE Group, Inc. and Wells Fargo Bank, National Association, as administrative agent	8-K	001-32205	10.2	07/10/2023
10.16	Amendment No. 1, dated as of March 13, 2025, to Credit Agreement, dated as of July 10, 2023, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.1	03/14/2025
10.17	Amendment No. 2 and Incremental Assumption Agreement, dated as of March 14, 2025, to Credit Agreement, dated as of July 10, 2023, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.2	03/14/2025
10.18	Amendment No. 3, dated as of June 24, 2025, among CBRE Group, Inc., CBRE Services, Inc., Relam Amsterdam Holdings B.V., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, to the Credit Agreement, dated as of July 10, 2023.	8-K	001-32205	10.5	06/24/2025
10.19	CBRE Group, Inc. Executive Bonus Plan +	8-K	001-32205	10.1	03/08/2021
10.20	Form of Indemnification Agreement for Directors and Officers +	8-K	001-32205	10.1	12/08/2009
10.21	Form of Indemnification Agreement for Directors and Officers +	10-Q	001-32205	10.3	05/10/2016
10.22	CBRE Group, Inc. Amended and Restated 2019 Equity Incentive Plan +	S-8	333-26594	99.1	05/27/2022
10.23	CBRE Deferred Compensation Plan, effective January 1, 2019 +	10-K	001-32205	10.22	03/01/2019
10.24	CBRE Adoption Agreement +	10-K	001-32205	10.15	02/20/2024

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.25	CBRE Group, Inc. Amended and Restated Change in Control and Severance Plan for Senior Management, including form of Designation Letter +	10-Q	001-32205	10.1	10/29/2020
10.26	Form of Restricted Covenants Agreement +	10-K	001-32205	10.33	03/01/2018
10.27	Letter Agreement, dated as of July 28, 2021, by and between CBRE, Inc. and Emma Giamartino +	10-Q	001-32205	10.3	07/30/2021
10.28	Form of Restrictive Covenants Agreement +	10-Q	001-32205	10.4	07/30/2021
10.29	Letter Agreement, dated as of January 13, 2025, by and between CBRE, Inc. and Jamie Hodari+					X
10.30	Restrictive Covenant Agreement, dated as of January 13, 2025, by and between CBRE, Inc. and Jamie Hodari+					X
19	CBRE Group, Inc. Securities Compliance Policy	10-K	001-32205	19	02/14/2025
21	Subsidiaries of CBRE Group, Inc.					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
97	CBRE Group, Inc. Amended and Restated Policy Regarding Recoupment of Certain Executive Compensation	10-K	001-32205	97	02/20/2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

CBRE GROUP, INC.
Registrant

Date: February 12, 2026	/s/ ROBERT E. SULENTIC
Robert E. Sulentic Chair of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRANDON B. BOZE	Director	February 12, 2026
Brandon B. Boze

/s/ VINCENT CLANCY	Director	February 12, 2026
Vincent Clancy

/s/ BETH F. COBERT	Director	February 12, 2026
Beth F. Cobert

/s/ EMMA E. GIAMARTINO	Chief Financial Officer and Chief Investment Officer	February 12, 2026
Emma E. Giamartino	(Principal Financial Officer)

/s/ REGINALD H. GILYARD	Director	February 12, 2026
Reginald H. Gilyard

/s/ SHIRA D. GOODMAN	Director	February 12, 2026
Shira D. Goodman

/s/ ANDREW S. HORN	Deputy Chief Financial Officer	February 12, 2026
Andrew S. Horn	(Principal Accounting Officer)

/s/ GERARDO I. LOPEZ	Director	February 12, 2026
Gerardo I. Lopez

/s/ GUY A. METCALFE	Director	February 12, 2026
Guy A. Metcalfe

/s/ GUNJAN SONI	Director	February 12, 2026
Gunjan Soni

/s/ ROBERT E. SULENTIC	Chair of the Board, President and Chief Executive Officer	February 12, 2026
Robert E. Sulentic	(Principal Executive Officer)

/s/ SANJIV YAJNIK	Director	February 12, 2026
Sanjiv Yajnik