Form 10-Q
period 2026-03-31
CBRE GROUP, INC.
filed 2026-04-23
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at April 21, 2026 was 292,816,579.

FORM 10-Q
March 31, 2026

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,664	$1,864
Restricted cash	131	150
Receivables, less allowance for doubtful accounts of $127 and $125 at March 31, 2026 and December 31, 2025, respectively	8,404	8,284
Warehouse receivables	950	1,630
Contract assets	475	462
Prepaid expenses	379	372
Income taxes receivable	192	175
Other current assets	539	552
Total Current Assets	12,734	13,489
Property and equipment, net of accumulated depreciation and amortization of $2,204 and $2,137 at March 31, 2026 and December 31, 2025, respectively	1,040	1,049
Goodwill	7,024	7,051
Other intangible assets, net of accumulated amortization of $2,842 and $2,764 at March 31, 2026 and December 31, 2025, respectively	2,915	2,972
Operating lease assets	2,064	2,062
Investments in unconsolidated subsidiaries (with $414 and $421 at fair value at March 31, 2026 and December 31, 2025, respectively)	844	870
Non-current contract assets	101	103
Real estate under development	822	646
Non-current income taxes receivable	98	106
Deferred tax assets, net	724	697
Other assets	1,804	1,832
Total Assets	$30,170	$30,877
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,725	$4,838
Compensation and employee benefits payable	1,623	1,630
Accrued bonus and profit sharing	1,028	1,879
Operating lease liabilities	293	284
Contract liabilities	471	448
Income taxes payable	271	258
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	940	1,609
Other short-term borrowings	1,922	856
Current maturities of long-term debt	70	71
Other current liabilities	410	447
Total Current Liabilities	11,753	12,320
Long-term debt, net of current maturities	5,021	5,050
Non-current operating lease liabilities	2,112	2,121
Non-current income taxes payable	—	—
Non-current tax liabilities	196	183
Deferred tax liabilities, net	239	238
Other liabilities	1,542	1,339
Total Liabilities	20,863	21,251
Mezzanine Equity:
Redeemable non-controlling interests in consolidated entities	447	433
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 292,840,522 and 295,731,478 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,678	9,916
Accumulated other comprehensive loss	(1,161)	(1,041)
Total CBRE Group, Inc. Stockholders’ Equity	8,520	8,878
Non-controlling interests	340	315
Total Equity	8,860	9,193
Total Liabilities and Equity	$30,170	$30,877
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$10,527	$8,875
Costs and expenses:
Cost of revenue	8,675	7,265
Operating, administrative and other	1,460	1,192
Depreciation and amortization	182	142
Total costs and expenses	10,317	8,599
Gain on disposition of real estate	301	—
Operating income	511	276
Equity (loss) income from unconsolidated subsidiaries	(9)	16
Other income	11	1
Interest expense, net of interest income	59	50
Income before provision for income taxes	454	243
Provision for income taxes	112	52
Net income	342	191
Less: Net income attributable to non-controlling interests	24	28
Net income attributable to CBRE Group, Inc.	$318	$163
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.08	$0.54
Weighted-average shares outstanding for basic income per share	294,377,494	300,288,602
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.07	$0.54
Weighted-average shares outstanding for diluted income per share	296,987,404	302,914,671
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$342	$191
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(124)	17
Other, net of tax	(1)	12
Total other comprehensive (loss) income	(125)	29
Comprehensive income	217	220
Less: Comprehensive income attributable to non-controlling interests	19	40
Comprehensive income attributable to CBRE Group, Inc.	$198	$180

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$342	$191
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	182	142
Amortization of other assets	51	48
Net non-cash mortgage servicing rights and premiums on loan sales	22	2
Deferred income taxes	—	(3)
Stock-based compensation expense	48	21
Equity loss (income) from investments	9	(16)
Gain on sale of real estate assets	(301)	—
Other non-cash adjustments	16	8
Sale of mortgage loans	4,338	1,976
Origination of mortgage loans	(3,673)	(2,599)
Changes in:
Warehouse lines of credit	(669)	626
Receivables, prepaid expenses and other assets	(254)	218
Accounts payable, accrued liabilities and other liabilities	(89)	(225)
Accrued compensation expenses	(844)	(859)
Income taxes, net	(3)	(76)
Net cash used in operating activities	(825)	(546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81)	(64)
Payments for business acquired, net of cash acquired	—	(303)
Capital contributions related to investments	(17)	(51)
Acquisition and development of real estate assets	(165)	(66)
Proceeds from disposition of real estate assets	321	13
Other investing activities, net	6	9
Net cash provided by (used in) investing activities	64	(462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(132)
Proceeds from commercial paper, net	1,066	1,421
Proceeds from long-term debt	—	585
Repayment of long-term debt	(18)	(33)
Repurchase of common stock	(530)	(418)
Other financing activities, net	27	(167)
Net cash provided by financing activities	545	1,256
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(3)	44
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(219)	292
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,014	1,221
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,795	$1,513
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$98	$102
Income tax payments, net	$105	$131
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$(2)	$27
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at December 31, 2025	$3	$—	$9,916	$(1,041)	$315	$9,193	$433
Net income	—	—	318	—	20	338	4
Compensation expense for equity awards	—	48	—	—	—	48	—
Units repurchased for payment of taxes on equity awards	—	(34)	—	—	—	(34)	—
Repurchase of common stock	—	(9)	(526)	—	—	(535)	—
Foreign currency translation loss	—	—	—	(119)	(5)	(124)	(10)
Other	—	(5)	(30)	(1)	10	(26)	20
Balance at March 31, 2026	$3	$—	$9,678	$(1,161)	$340	$8,860	$447

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non-controlling interests
Balance at December 31, 2024	$3	$—	$9,567	$(1,159)	$781	$9,192	$—
Net income	—	—	163	—	23	186	5
Compensation expense for equity awards	—	21	—	—	—	21	—
Units repurchased for payment of taxes on equity awards	—	(36)	—	—	—	(36)	—
Repurchase of common stock	—	(82)	(326)	—	—	(408)	—
Foreign currency translation gain	—	—	—	5	12	17	—
Acquisition of non-controlling interests	—	80	—	35	(465)	(350)	348
Other	—	17	(18)	12	—	11	18
Balance at March 31, 2025	$3	$—	$9,386	$(1,107)	$351	$8,633	$371
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Readers of this Quarterly Report on Form 10-Q (Quarterly Report) should refer to the audited financial statements and notes to consolidated financial statements of CBRE Group, Inc., a Delaware corporation (which may be referred to in these financial statements as “CBRE,” “the company,” “we,” “us” and “our”), for the year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K (2025 Annual Report), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (www.cbre.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2 – Significant Accounting Policies, in the notes to consolidated financial statements in our 2025 Annual Report for further discussion of our significant accounting policies and estimates.
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
During the first quarter of 2026, we began reclassifying amortization associated with MSRs (mortgage servicing rights) to net against the related revenue (Commercial mortgage origination). Historically, the corresponding MSR intangible assets were amortized through amortization expense over the estimated mortgage service period. This reclassification more closely aligns the amortization with the related revenue stream to reflect the net amount earned by the business. This treatment also more closely aligns with the practice most commonly used within the commercial real estate industry. For the three months ended March 31, 2026 and 2025, we recognized amortization related to MSRs of $38 million and $35 million, respectively. Prior year amounts have been reclassified to conform to the fiscal 2026 presentation.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, “Credit Losses (Topic 326): Financial Instruments.” This ASU provides a practical expedient to assume current economic conditions will not change for the remaining life of an asset when preparing forecasts as part of estimating expected credit losses. This guidance is effective for fiscal years and interim periods beginning after December 15, 2025, with early adoption permitted and should be applied on a prospective basis if the practical expedient is elected. We adopted ASU 2025-05 in the first quarter of 2026. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
3. Acquisitions
Pearce
On November 4, 2025, we acquired 100% ownership interest in Pearce Services, LLC (Pearce), a leading provider of advanced technical services for digital and power infrastructure. Pearce forms part of our Building Operations & Experience (BOE) segment.
The Pearce acquisition was treated as a business combination under FASB Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” and was accounted for using the acquisition method of accounting. We financed the acquisition with (i) cash on hand and (ii) borrowings under our existing commercial paper program, which were partially repaid with the net proceeds from the issuance of $750 million in aggregate principal amount of 4.900% senior notes in November 2025. See Note 10 – Long-Term Debt and Short-Term Borrowings for more information on the above-mentioned debt instruments.
The following summarizes the consideration transferred at closing for the Pearce acquisition (dollars in millions):

Cash consideration	$763
Settlement of long-term debt	280
Deferred and contingent consideration	132
Other	11
Total consideration	$1,186

The purchase price includes a deferred consideration payment of $115 million, due on November 3, 2026. The transaction also includes contingent consideration related to a potential earnout payment of up to $115 million, which is subject to the achievement of certain performance thresholds through the calendar year 2027. In addition, certain Pearce performance-based stock compensation awards and certain transaction bonuses payable to certain executives participate in the deferred and contingent consideration payouts, provided the holders of such awards or bonuses remain employed with the Company, up to the relevant payment date. The amounts of both the performance-based stock compensation awards and transaction bonuses vary based on a sliding scale according to the same thresholds as the contingent consideration. The fair values of the non-compensatory portion of the deferred consideration and contingent consideration were $101 million and $31 million, respectively, as of the acquisition date.
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$1,186
Less: Estimated fair value of net assets acquired	576
Excess purchase price over estimated fair value of net assets acquired	$610
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table summarizes the fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on November 4, 2025 (dollars in millions):

Assets Acquired:
Current assets	$193
Property, plant & equipment	16
Intangible assets	600
Goodwill	610
Right-of-use and other assets	46
Total assets acquired	1,465
Liabilities Assumed:
Current liabilities	130
Deferred tax and other liabilities	149
Total liabilities assumed	279
Estimated Fair Value of Net Assets Acquired	$1,186
In connection with the Pearce acquisition, below is a summary of the value allocated to the intangible assets acquired (dollars in millions):

Asset Class	Amortization Period	Amount Assigned at Acquisition Date
Customer relationships	8-13 years	$551
Tradenames	11 years	48
Non-Compete agreements	9-13 years	1
Total identified intangible assets		$600
The fair value of customer relationships was determined using the Multi-Period Excess Earnings Method (MPEEM), a form of the Income Approach. The MPEEM is a specific application of the Discounted Cash Flow Method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental cash flows attributable only to the subject intangible asset. This estimation used certain unobservable key inputs such as timing of projected cash flows, growth rates, expected contract renewal probabilities, discount rates, and the asset's useful life.
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
(Unaudited)

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
The purchase accounting adjustments related to the Industrious acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Industrious acquisition consists largely of the synergies and opportunities related to the flexible workplace solutions space. Of the goodwill generated, approximately $440 million is deductible for tax purposes.
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
As part of the combination agreement, CBRE granted to the Turner & Townsend partners an option to require CBRE to purchase additional shares in the Combined Project Management Business, which is exercisable during the period between January 1, 2027 and March 31, 2030 (the Put Option). The price payable to the Turner & Townsend partners will be the fair value of the shares at the date the Put Option is exercised. As exercise of the Put Option is not solely in the control of the company, the interest in the Combined Project Management Business related to the Put Option has been classified as Mezzanine Equity on our balance sheet per ASC 480-10-S99, “Distinguishing liabilities from Equity – SEC Materials.” The shares in the Combined Project Management Business subject to the Put Option were valued at $447 million and $433 million as of March 31, 2026 and December 31, 2025, respectively, and were estimated based on discounted forecasted cash flows for the business. We have elected to recognize changes in the redemption value as they occur by adjusting the amount of the redeemable shares to their redemption value at the end of each period.
4. Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’ wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA) Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elected the fair value option for all warehouse receivables. At March 31, 2026 and December 31, 2025, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A roll forward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2025	$1,630
Origination of mortgage loans	3,673
Gains (premiums on loan sales)	(9)
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(4,347)
Cash collections of premiums on loan sales	9
Proceeds from sale of mortgage loans	(4,338)
Net decrease in mortgage servicing rights included in warehouse receivables	(6)
Ending balance at March 31, 2026	$950

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table is a summary of our warehouse lines of credit in place as of March 31, 2026 and December 31, 2025 (dollars in millions):

			March 31, 2026		December 31, 2025
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	2/9/2027	daily floating Secured Overnight Financing Rate (SOFR) plus 1.35%	$1,325	$254	$1,325	$804
JP Morgan (Bridge Loans) (1)	2/9/2027	daily floating SOFR plus 2.00%	25	—	25	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month Chicago Mercantile Exchange (CME) term SOFR plus 1.35%, with a SOFR floor of 0.25%	650	62	1,200	221
TD Bank, N.A. (TD Bank) (3)	7/15/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	600	39	600	131
Bank of America, N.A. (BofA) (4)	5/20/2026	daily floating SOFR plus 1.30%	350	145	350	335
BofA (4)	5/20/2026	daily floating SOFR plus 1.30%	250	—	250	—
Scotia Bank (5)	12/4/2026	daily floating SOFR plus a spread not to exceed 1.30%	1,000	440	1,000	118
			$4,200	$940	$4,750	$1,609
________________________________________________________________________________________________________________________________________
(1)Effective December 12, 2025, this facility was extended through February 10, 2026. The margin rate was decreased to 1.40% and the SOFR adjustment rate was deleted. Effective February 10, 2026, this facility was renewed with a maximum aggregate principal amount of $1.4 billion, with a 2.00% margin rate for Bridge Loans and a 1.35% margin rate for other loans and a maturity date of February 9, 2027. The $15 million sublimit for Small Business Administration loans was also removed. As of March 31, 2026, the Bridge Loans sublimit was not utilized.
(2)On December 4, 2025, the Fannie Mae ASAP line capacity was temporarily increased from $650 million to $1.2 billion through January 30, 2026 and was not renewed upon expiration. Effective August 1, 2025, the Fannie Mae ASAP line margin rate was reduced from 1.45% to 1.35%.
(3)Effective July 15, 2025, this facility was renewed with a maximum aggregate principal amount of $300 million, with an uncommitted $300 million temporary line of credit and a maturity date of July 15, 2026. There were no changes to the SOFR rate or the SOFR adjustment rate at renewal.
(4)Effective May 21, 2025, this facility was renewed to May 20, 2026 and there were no changes to the SOFR rate or the SOFR adjustment rate at renewal. Effective March 1, 2026, the margin rate changed from 1.25% and SOFR adjustment rate of 0.10% to a new margin rate of 1.30% with no SOFR adjustment rate.
(5)Effective December 5, 2025, a warehouse facility agreement was entered into with Scotia Bank.
During the three months ended March 31, 2026, we had a maximum of $1.6 billion of warehouse lines of credit principal outstanding.
5. Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of March 31, 2026 and December 31, 2025, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Investments in unconsolidated subsidiaries	$181	$187
Other current assets	1	1
Co-investment commitments	34	35
Maximum exposure to loss	$216	$223

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Goodwill
We test each of our reporting units for goodwill impairment annually at October 1st, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” As of January 1, 2026, we transferred the data center project work that is integrated with our Data Center Services facilities management business from the Project Management segment to the BOE segment. This changed the composition of our reporting units which resulted in the reallocation of goodwill from the Project Management segment to the BOE segment as of January 1, 2026. Additionally, the change in composition of our reporting units was considered a triggering event requiring an interim goodwill impairment test as of January 1, 2026. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values, both before and after the transfer.

	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Total Consolidated
Balance as of December 31, 2025 (1)	$2,401	$2,850	$1,378	$422	$7,051
Reallocation	—	27	(27)	—	—
Acquisitions	(4)	3	—	—	(1)
Foreign exchange movement	(4)	(12)	(8)	(2)	(26)
Balance as of March 31, 2026	$2,393	$2,868	$1,343	$420	$7,024
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
There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in our 2025 Annual Report.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (dollars in millions):

	As of March 31, 2026
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$5	$—	$—	$5
Corporate debt securities	—	36	—	36
Asset-backed securities	—	6	—	6
Total available for sale debt securities	5	42	—	47
Equity securities	20	—	—	20
Investments in unconsolidated subsidiaries	—	—	19	19
Warehouse receivables	—	950	—	950
Derivative assets	—	80	—	80
Total assets at fair value	$25	$1,072	$19	$1,116

Liabilities
Contingent consideration	—	—	68	68
Derivative liabilities	—	428	—	428
Total liabilities at fair value	$—	$428	$68	$496

	As of December 31, 2025
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$4	$—	$—	$4
Corporate debt securities	—	36	—	36
Asset-backed securities	—	7	—	7
Total available for sale debt securities	4	43	—	47
Equity securities	19	—	—	19
Investments in unconsolidated subsidiaries	—	—	19	19
Warehouse receivables	—	1,630	—	1,630
Derivative assets	—	63	—	63
Total assets at fair value	$23	$1,736	$19	$1,778

Liabilities
Contingent consideration	—	—	65	65
Derivative liabilities	—	292	—	292
Total liabilities at fair value	$—	$292	$65	$357
Fair value measurements for our available for sale debt securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $129 million and $130 million related to capital investments as of March 31, 2026 and December 31, 2025 respectively in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, which are measured at cost, with fair value adjustments for observable market transactions, minus impairment. These investments are included in “Other assets” in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the warehouse receivables are primarily calculated based on locked-in purchase prices. At March 31, 2026 and December 31, 2025, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of March 31, 2026 and December 31, 2025, investments in unconsolidated subsidiaries at fair value using NAV were $395 million and $402 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $22 million and $23 million, respectively. These investments fall under the practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Contingent Consideration (1)
Balance as of December 31, 2025	$19	$65
Net change in fair value	—	3
Balance as of March 31, 2026	$19	$68
________________________________________________________________________________________________________________________________________
(1)As of March 31, 2026, a Monte Carlo model was used to estimate the fair value of Contingent Consideration related to the Pearce acquisition. The unobservable inputs used for volatility and the discount rate were 18.6% and 4.8%, respectively.
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our previous ownership of common shares in Altus Power, Inc. (Altus) was considered Level 1 and was measured at fair value using a quoted price in an active market. On April 16, 2025, Altus was acquired by a third-party and as a result we no longer hold any shares in Altus (see Note 9 – Investments in Unconsolidated Subsidiaries). Certain non-controlling equity investments are considered Level 3.
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
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of March 31, 2026 and December 31, 2025 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 10 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Senior term loans due 2028	$1,209	$1,239	$1,290	$1,322
5.950% senior notes due 2034	1,041	1,068	978	977
4.900% senior notes due 2033	741	755	742	742
4.800% senior notes due 2030	602	608	591	591
5.500% senior notes due 2035	505	516	493	494
5.500% senior notes due 2029	512	519	497	496
2.500% senior notes due 2031	447	454	494	493
•Notes Payable on Real Estate – As of March 31, 2026 and December 31, 2025, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $285 million and $197 million, respectively. These borrowings have either fixed interest rates or floating interest rates at spreads added to a market index. Although it is possible that certain portions of our notes payable on real estate may have fair values that differ from their carrying values, based on the terms of such loans as compared to current market conditions, or other factors specific to the borrower entity, we do not believe that the fair value of our notes payable is significantly different than their carrying value.
8. Derivatives and Hedging Activities
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. These swaps are designated as either net investment or fair value hedges. Derivative financial instruments that are not designated as hedges were immaterial as of March 31, 2026 and December 31, 2025.
We are exposed to credit risk in the event of nonperformance of counterparties, and we manage our exposure to credit risk by selecting major global banks and financial institutions as counterparties and monitor their credit ratings on an ongoing basis. We do not enter into derivative transactions for trading or speculative purposes. Certain of these contracts are subject to credit support annexes (CSAs) which establish thresholds for posting collateral at certain future dates. There are currently no requirements for the company to post collateral.
None of our derivative transactions are subject to master netting arrangements that allow net settlement of contracts with the same counterparties.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the fair value of outstanding cross-currency swaps as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Line Item	Fair Value		Balance Sheet Line Item	Fair Value
		March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments (1)

Fair Value Hedge	Other current assets	$1	$2	Other current liabilities	$—	$1
Fair Value Hedge	Other assets	—	—	Other liabilities	45	51
Subtotal		1	2		45	52

Net Investment Hedge	Other current assets	67	50	Other current liabilities	—	—
Net Investment Hedge	Other assets	12	11	Other liabilities	383	240
Subtotal		79	61		383	240

Total Derivatives designated as Hedging		$80	$63		$428	$292
________________________________________________________________________________________________________________________________________
(1)As of March 31, 2026 and December 31, 2025, the gross notional amount of currency swaps designated as fair value hedges was $461 million and $473 million, respectively; and the gross notional amount of currency swaps designated as net investment hedges was $4.8 billion and $3.9 billion, respectively.
Fair value hedges
On July 10, 2023 and March 14, 2025, we entered into cross-currency swaps, designated as fair value hedges, to manage foreign currency exposure from the Tranche A (USD) Term Loans and Incremental USD Term Loans entered into by Relam Amsterdam Holdings B.V., a Euro functional currency subsidiary (see Note 10 – Long-Term Debt and Short-Term Borrowings). As of March 31, 2026 and December 31, 2025, the total principal outstanding balance of the loans was $441 million, $24 million of which was current, and $447 million, $24 million of which was current, respectively. The swaps have an aggregate notional value of $441 million and $447 million as of March 31, 2026 and December 31, 2025, respectively, and will mature on July 10, 2028.
We also utilize additional cross-currency swaps designated as fair value hedges to manage foreign currency exposure related to intercompany loans. The total notional amount of this portfolio as of March 31, 2026 and December 31, 2025 was $20 million and $26 million, respectively.
The cross-currency swaps designated in these fair value hedging relationships are accounted for using the spot method, with changes in the fair value of the contract attributable to the changes in spot rates recorded within operating, administrative, and other in the consolidated statements of operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross-currency basis spread (the “Excluded Fair Value Hedge Components”) from the assessment of hedge effectiveness. The value of the Excluded Fair Value Hedge Components was not significant to the consolidated financial statements in the current fiscal period or prior fiscal period. The changes in fair value attributable to the Excluded Fair Value Hedge Components are recorded in accumulated other comprehensive loss (AOCL) and are recognized in interest expense in the consolidated statements of operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.
The gains and losses on outstanding fair value hedges resulting from the change in foreign currency rates for the three months ended March 31, 2026 and March 31, 2025 were gains of $6 million and losses of $10 million recorded in operating, administrative, and other on the consolidated statements of operations, respectively. These were offset by foreign currency transaction gains on the hedged loans resulting in no net loss for the three months ended March 31, 2026 and March 31, 2025. Additionally, gains of $1 million were reclassified from AOCL and recognized in interest expense, net of interest income on the consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net investment hedges
The Company has entered into cross-currency swap contracts to manage our foreign currency exposures to net investments of subsidiaries with local functional currencies that differ from their parent subsidiaries. These contracts are designated as net investment hedges at the date of contract inception, in accordance with the appropriate accounting guidance. These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within foreign currency translation (loss) gain as a component of AOCL, where it will remain until the hedged net investments are sold or substantially liquidated. The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts are recognized into Interest expense, net in the consolidated statements of operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument. As of March 31, 2026 and December 31, 2025, the total notional amount of these swaps was $4.8 billion and $3.9 billion, respectively. The swaps will mature between 2026 and 2045.
The following table summarizes the gains and losses recognized within AOCL related to the cross currency swap contracts designated as net investment hedges for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Derivative instruments designated as net investment hedges:
Losses recognized in AOCL on cross-currency swaps	$(124)	$(5)
Gains recognized in income (amount excluded from effectiveness testing):
Interest expense, net of interest income	$14	$6
9. Investments in Unconsolidated Subsidiaries
Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting. Our investment ownership percentages in equity method investments vary, generally ranging from 1% to 50%. The following table represents the composition of investments in unconsolidated subsidiaries under the equity method of accounting and fair value option (dollars in millions):

Investment type	March 31, 2026	December 31, 2025
Real estate investments (in projects and funds)	$750	$772
Other	94	98
Total investment in unconsolidated subsidiaries	$844	$870
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Combined Condensed Statements of Operations Information:
Revenue	$857	$761
Operating income	337	243
Net (loss) income (1)	(60)	191
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
During the three months ended March 31, 2026, we recognized other-than-temporary losses of $5 million related to equity method investments. We also recognized $3 million non-cash asset impairment charges on real estate assets. There were no asset impairment charges or other significant non-recurring fair value measurement adjustments recorded during the three months ended March 31, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Long-Term Debt and Short-Term Borrowings
Long-term debt and short-term borrowings consist of the following (dollars in millions):

	March 31, 2026	December 31, 2025
Long-Term Debt
Senior term loans due 2028	$1,293	$1,325
5.950% senior notes due 2034	1,000	1,000
4.900% senior notes due 2033	750	750
4.800% senior notes due 2030	600	600
5.500% senior notes due 2035	500	500
5.500% senior notes due 2029	500	500
2.500% senior notes due 2031	500	500
Other	6	6
Total long-term debt	5,149	5,181
Less: current maturities of long-term debt	70	71
Less: unamortized discount	46	47
Less: unamortized debt issuance costs	12	13
Total long-term debt, net of current maturities	$5,021	$5,050

Short-Term Borrowings
Warehouse lines of credit	$940	$1,609
Commercial paper program	1,918	852
Other	4	4
Total short-term borrowings	$2,862	$2,465
We maintain credit facilities with third-party lenders, which we use for a variety of purposes. On July 10, 2023, CBRE Group, Inc. (CBRE Group), CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly owned subsidiary of CBRE Services (Relam Borrower), entered into a 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced a prior credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans), both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of the term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans under the prior 2022 Credit Agreement, the payment of related fees and expenses and other general corporate purposes.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period plus 10 basis points (Adjusted Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus 1/2 of 1% and (z) the sum of (A) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of March 31, 2026, we had (i) $850 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii) $440 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group and CBRE Services.
The 2023 Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2026.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The indentures governing our outstanding senior notes described above (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by CBRE Group and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreements (as defined below). The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of March 31, 2026.
Short-Term Borrowings
Revolving Credit Agreements
On June 24, 2025, we entered into a 5-year senior unsecured Revolving Credit Agreement (the 5-Year Revolving Credit Agreement) which replaced our prior revolving credit agreement dated August 5, 2022. The 5-Year Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of June 24, 2030. Borrowings bear interest at (i) our option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00% plus (ii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.630% to 1.100% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the 5-Year Revolving Credit Agreement)).
The 5-Year Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). In addition, the 5-Year Revolving Credit Agreement also includes capacity for letters of credit not to exceed $300 million in the aggregate and capacity for swingline loans not to exceed $300 million in the aggregate.
The 5-Year Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 5-Year Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 5-Year Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 5-Year Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2026.
As of March 31, 2026, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $24 million of letters of credit were outstanding as of March 31, 2026. As of December 31, 2025, no amount was outstanding under this revolving credit facility. $17 million of letters of credit were outstanding as of December 31, 2025. Letters of credit are issued in the ordinary course of business and reduce the amount we may borrow under this revolving credit facility.
On June 24, 2025, we entered into a 364-day senior unsecured Revolving Credit Agreement (the 364-Day Revolving Credit Agreement, and together with the 5-Year Revolving Credit Agreement, the Revolving Credit Agreements). The 364-Day Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $1.0 billion and a maturity date of June 23, 2026. Borrowings bear interest at (i) our option, either (a) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00%, plus (ii) a rate equal to an applicable rate (in the case of borrowings based on the Term SOFR rate, 0.645% to 1.125% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the 364-Day Revolving Credit Agreement)).
The 364-Day Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused).
The 364-Day Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 364-Day Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 364-Day Revolving Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 364-Day Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of March 31, 2026.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2026, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement. As of December 31, 2025, no amount was outstanding under this revolving credit facility.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group. The program notes and the guarantee rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of March 31, 2026, we had $1.9 billion in borrowings outstanding under our commercial paper program with a weighted-average annual interest rate of 4.02%. As of December 31, 2025, we had $852 million in borrowings outstanding under our commercial paper program. At any point in time, the company intends to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
Turner & Townsend Revolving Credit Facility
Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of March 31, 2026, no amount was outstanding under this revolving credit facility. As of December 31, 2025, no amount was outstanding under this revolving credit facility.
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
For additional information regarding our long-term debt and short-term borrowings, see Note 12 – Long-Term Debt and Short-Term Borrowings to our Consolidated Financial Statements for fiscal year 2025, included in the 2025 Annual Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Leases
We are the lessee in contracts for office space tenancies, leased vehicles, office space in our flexible workplace solutions business, and leases of land in our development business. As it relates to service arrangements, we monitor these types of contracts to evaluate whether they meet the definition of a lease.
 Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	March 31, 2026	December 31, 2025
Assets
Operating	Operating lease assets	$2,064	$2,062
Finance	Other assets	319	334
Total leased assets		$2,383	$2,396
Liabilities
Current:
Operating	Operating lease liabilities	$293	$284
Finance	Other current liabilities	70	69
Non-current:
Operating	Non-current operating lease liabilities	2,112	2,121
Finance	Other liabilities	153	167
Total lease liabilities		$2,628	$2,641
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$88	$725
Right-of-use assets obtained in exchange for new finance lease liabilities	16	24
Other non-cash decreases in operating lease right-of-use assets (2)	(7)	(3)
Other non-cash decreases in finance lease right-of-use assets (2)	(11)	(3)
________________________________________________________________________________________________________________________________________
(1)Right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025, primarily due to leases acquired in conjunction with the Industrious acquisition in January 2025.
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $50.5 billion at March 31, 2026, of which $47.8 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both March 31, 2026 and December 31, 2025, CBRE MCI had $165 million of letters of credit under this reserve arrangement and had recorded a liability of approximately $81 million and $79 million as of March 31, 2026 and December 31, 2025, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $941 million (including $358 million of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at March 31, 2026.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL Program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both March 31, 2026 and December 31, 2025, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of credit
We had outstanding letters of credit totaling $321 million as of March 31, 2026, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $170 million as of March 31, 2026 referred to in the preceding paragraphs are included in the $321 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $289 million as of March 31, 2026, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $289 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of March 31, 2026, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Performance and payment bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of both March 31, 2026 and December 31, 2025, outstanding performance and payment bonds were $1.0 billion.
Deferred and contingent consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. As of March 31, 2026 and December 31, 2025, we had short-term deferred and contingent consideration of $151 million and $149 million, respectively, which was included within accounts payable and accrued expenses, and long-term deferred and contingent consideration of $127 million and $130 million, respectively, which was included within other liabilities in the accompanying consolidated balance sheets.
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The company had indirect tax liabilities primarily related to sales and use tax of $90 million for both March 31, 2026 and December 31, 2025. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing or new tax laws. We are currently under audit in several jurisdictions. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of March 31, 2026, we had aggregate future commitments of $214 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $159 million and $66 million to consolidated and unconsolidated projects, respectively, as of March 31, 2026.
Also refer to Note 17 – Telford Fire Safety Remediation for the details relating to the provision associated with fire safety remediation efforts by our subsidiary, Telford Homes.
13. Income Taxes
Our provision for income taxes on a consolidated basis was $112 million for the three months ended March 31, 2026 as compared to a provision for income taxes of $52 million for the three months ended March 31, 2025. The increase of $60 million is primarily related to an increase in earnings. Our effective tax rate increased to 24.7% for the three months ended March 31, 2026 from 21.4% for the three months ended March 31, 2025.
Our effective tax rates for the three months ended March 31, 2026 was different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and permanent book tax differences.
On July 4, 2025, the U.S. federal government enacted H.R.1, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The 2026 impacts of the OBBBA are insignificant based on our current operations.
As of March 31, 2026 and December 31, 2025, the company had gross unrecognized tax benefits of $379 million and $364 million, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14. Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows (dollars in millions, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$318	$163
Weighted-average shares outstanding for basic income per share	294,377,494	300,288,602
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.08	$0.54

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$318	$163
Weighted-average shares outstanding for basic income per share	294,377,494	300,288,602
Dilutive effect of contingently issuable shares	2,609,910	2,626,069
Weighted-average shares outstanding for diluted income per share	296,987,404	302,914,671
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.07	$0.54
For the three months ended March 31, 2026 and 2025, 71,031 and 299,767, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
Stock Repurchase Program
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of March 31, 2026. The board also extended the term of the 2024 program through December 31, 2029.
During the three months ended March 31, 2026, we repurchased 3,582,287 shares of our common stock with an average price of $148.12 per share for an aggregate of $531 million under the 2024 program. As of March 31, 2026, we had approximately $4.3 billion of capacity remaining under the 2024 program.
During the three months ended March 31, 2025, we repurchased 3,061,972 shares of our common stock with an average price of $132.94 per share for an aggregate of $407 million under the 2024 program.

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
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended March 31, 2026
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$5,229	$—	$—	$—	$5,229
Property management	—	684	—	—	(25)	659
Critical infrastructure	—	578	—	—	—	578
Project management	—	—	1,838	—	—	1,838
Advisory leasing	1,035	—	—	—	—	1,035
Advisory sales	513	—	—	—	—	513
Valuation	200	—	—	—	—	200
Other portfolio services	75	—	—	—	—	75
Commercial mortgage origination (1)(4)	61	—	—	—	—	61
Loan servicing (2)	37	—	—	—	—	37
Investment management	—	—	—	154	—	154
Development services	—	—	—	45	—	45
Topic 606 Revenue	1,921	6,491	1,838	199	(25)	10,424
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	20	—	—	—	—	20
Loan servicing	83	—	—	—	—	83
Development services (3)	—	—	—	—	—	—
Total Out of Scope of Topic 606 Revenue	103	—	—	—	—	103
Total Revenue	$2,024	$6,491	$1,838	$199	$(25)	$10,527

	Three Months Ended March 31, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,469	$—	$—	$—	$4,469
Property management	—	586	—	—	(4)	582
Critical infrastructure	—	338	—	—	—	338
Project management	—	—	1,594	—	—	1,594
Advisory leasing	862	—	—	—	—	862
Advisory sales	360	—	—	—	—	360
Valuation	183	—	—	—	—	183
Other portfolio services	81	—	—	—	—	81
Commercial mortgage origination (1)(4)	42	—	—	—	—	42
Loan servicing (2)	39	—	—	—	—	39
Investment management	—	—	—	154	—	154
Development services	—	—	—	74	—	74
Topic 606 Revenue	1,567	5,393	1,594	228	(4)	8,778
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	11	—	—	—	—	11
Loan servicing	81	—	—	—	—	81
Development services (3)	—	—	—	5	—	5
Total Out of Scope of Topic 606 Revenue	92	—	—	5	—	97
Total Revenue	$1,659	$5,393	$1,594	$233	$(4)	$8,875
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
(4)As described in Note 1 – Basis of Presentation, in the first quarter of 2026, we began reclassifying amortization associated with MSRs to net against revenue from Commercial mortgage origination.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contract Assets and Liabilities
We had contract assets totaling $576 million ($475 million of which was current) and $565 million ($462 million of which was current) as of March 31, 2026 and December 31, 2025, respectively.
We had contract liabilities totaling $471 million (all of which was current) and $448 million (all of which was current) as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, we recognized revenue of $171 million, that was included in the contract liability balance at December 31, 2025.
16. Segments
We organize our operations around and publicly report our financial results on four reportable segments – Advisory Services, BOE, Project Management and REI. In addition, we also have a “Corporate, other and eliminations” segment. Our Corporate segment primarily consists of corporate costs for leadership and certain other central functions. We track our strategic non-core equity investments in “other” which is considered an operating segment and reported together with Corporate as it does not meet the aggregation criteria for presentation as a separate reportable segment. These activities are not allocated to the other business segments. Corporate and other also includes eliminations related to inter-segment revenue.
On January 1, 2026, we transferred the data center project work that is integrated with our Data Center Services facilities management business from the Project Management segment to the BOE segment. We have recast prior period segment results to conform with the current presentation.
Segment operating profit (SOP) is the measure reported to Robert Sulentic, CBRE’s Chair and Chief Executive Officer (CEO), who is our chief operating decision maker (CODM) for purposes of assessing performance and allocating resources to each segment. The CODM uses SOP results compared to prior periods and previously forecasted amounts to assess performance and identify trends of ongoing operations within each segment. SOP excludes the impact of certain costs and charges that may obscure the underlying performance of our businesses and related trends, including restructuring charges and other costs incurred, which are outside the ordinary course of business. SOP represents earnings, inclusive of amounts attributable to non-controlling interests, before net interest expense, write-off of financing costs on extinguished debt, income taxes, depreciation and amortization, and asset impairments. In addition, management excludes the following costs from SOP (Other segment adjustments):
•net non-cash mortgage servicing rights
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense (reversal) to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•the impact of fair value adjustments related to unconsolidated equity investments,
•business and finance transformation,
•non-cash pension buy-out settlement loss,
•costs associated with efficiency and cost-reduction initiatives,
•costs incurred related to legal entity restructuring,
•provision associated with Telford’s fire safety remediation efforts, and
•a one-time gain associated with remeasuring an investment in an unconsolidated subsidiary to fair value as of the date the remaining controlling interest was acquired.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2026.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment is as follows (dollars in millions):

Three Months Ended March 31, 2026	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$2,024	$6,491	$1,838	$199	$(25)	$10,527
Pass-through costs (1)	8	3,513	927	—	—	4,448
Cost of revenue, excluding pass-through costs	1,181	2,371	651	26	(2)	4,227
Operating expenses and allocations	469	377	127	287	200	1,460
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(1)	2	—	(7)	(3)	(9)
Other income (loss)	1	11	—	—	(1)	11
Gain on disposition of real estate	—	—	—	281	20	301
Other segment adjustments (2)	9	37	2	20	63	131
Segment operating profit (loss)	$375	$280	$135	$180	$(144)	$826

Three Months Ended March 31, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$1,659	$5,393	$1,594	$233	$(4)	$8,875
Pass-through costs (1)	12	2,959	827	—	—	3,798
Cost of revenue, excluding pass-through costs	955	1,922	547	47	(4)	3,467
Operating expenses and allocations	428	300	115	166	183	1,192
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	1	1	—	(7)	21	16
Other income (loss)	1	1	—	—	(1)	1
Other segment adjustments (2)	13	4	7	12	67	103
Segment operating profit (loss)	$279	$218	$112	$25	$(96)	$538
________________________________________________________________________________________________________________________________________
(1)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
(2)Other segment adjustments, as defined above.
(3)Eliminations represent revenue from transactions between operating segments.

	Three Months Ended March 31,
	2026	2025
Depreciation and Amortization
Advisory Services	$33	$32
Building Operations & Experience	107	70
Project Management	26	25
Real Estate Investments	4	3
Corporate, other and eliminations	12	12
Total depreciation and amortization	$182	$142

Equity (loss) income from unconsolidated subsidiaries
Advisory Services	$(1)	$1
Building Operations & Experience	2	1
Project Management	—	—
Real Estate Investments	(7)	(7)
Corporate, other and eliminations	(3)	21
Equity (loss) income from unconsolidated subsidiaries	$(9)	$16

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Net income attributable to CBRE Group, Inc.	$318	$163
Net income attributable to non-controlling interests	24	28
Net income	342	191
Adjustments to increase (decrease) net income:
Depreciation and amortization	182	142
Interest expense, net of interest income	59	50
Provision for income taxes	112	52
Net non-cash mortgage servicing rights	12	13
Integration and other costs related to acquisitions	69	68
Carried interest incentive compensation expense to align with the timing of associated revenue	1	4
Charges related to indirect tax audits and settlements	—	(1)
Net results related to the wind-down of certain businesses (1)	20	6
Business and finance transformation	32	—
Costs associated with efficiency and cost-reduction initiatives	(3)	13
Total segment operating profit	$826	$538

________________________________________________________________________________________________________________________________________
(1)    Management made the decision to wind down the legacy Telford Homes’ construction self-delivery business and certain businesses within the BOE Segment.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Revenue
United States	$5,981	$5,134
United Kingdom	1,447	1,234
All other countries	3,099	2,507
Total revenue	$10,527	$8,875

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17. Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $303 million (of which $111 million was current) and $321 million (of which $126 million was current) as of March 31, 2026 and December 31, 2025, respectively, related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes. The decrease in the recorded liability compared to year end 2025 primarily reflects amount spent during the period and foreign currency translation effects.
The estimated cost of remediation is based on the best information available at the reporting date and reflects the subjective, complex, and variable nature of these remediation activities. Significant assumptions include building specific remediation requirements, expected timing of completion, construction and remediation costs, availability of materials and qualified fire safety professionals, potential discoveries during remediation, and changes in regulatory requirements and approvals.
We continue to actively monitor regulatory developments and remediation progress and will update our estimates as additional information becomes available.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the three months ended March 31, 2026 should be read in conjunction with our consolidated financial statements and related notes included in our 2025 Annual Report on Form 10-K (2025 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
During the first quarter of 2026, we began reclassifying amortization associated with MSRs (mortgage servicing rights) to net against the related revenue (Commercial mortgage origination). Historically, the corresponding MSR intangible assets were amortized through amortization expense over the estimated mortgage service period. Prior year amounts have been reclassified to conform to the fiscal 2026 presentation.
Business Environment
The strong recovery of the commercial real estate market that began in 2025 continued in early 2026. This is evident in the continuation of markedly increased property leasing and sales activity during the first quarter. Occupier demand remained notably strong in the U.S. particularly for industrial, office and data center space in the U.S. During the quarter, investment sales and financing activity improved sharply in most global markets, buoyed by broad capital availability, improved occupancy market fundamentals and tighter bid-ask spreads. Large occupiers’ growing appetite for outsourcing services continued to underpin demand for facilities management and project management activities, while the outsized growth of Artificial Intelligence investments and data center buildouts fuels strong demand for critical infrastructure services. To date, the ongoing Middle East conflict has had limited impact on CBRE’s business except for a notable slowdown in fundraising from capital sources based in the region.
Capital Allocation
We deployed $538 million in 2026 to repurchase 3,639,682 shares as of April 21, 2026.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31, (1)
	2026		2025
Revenue:
Facilities management	$5,229	49.7%	$4,469	50.4%
Property management	684	6.5%	586	6.6%
Critical infrastructure	578	5.5%	338	3.8%
Project management	1,838	17.5%	1,594	18.0%
Advisory leasing	1,035	9.8%	862	9.7%
Valuation	200	1.9%	183	2.1%
Loan servicing	120	1.1%	120	1.4%
Other portfolio services	75	0.7%	81	0.9%
Capital markets:
Advisory sales	513	4.9%	360	4.1%
Commercial mortgage origination	81	0.8%	53	0.6%
Investment management	154	1.5%	154	1.7%
Development services	45	0.4%	79	0.9%
Corporate, other and eliminations	(25)	(0.2)%	(4)	0.0%
Total revenue	10,527	100.0%	8,875	100.0%
Costs and expenses:
Pass-through costs (2)	4,448	42.3%	3,798	42.8%
Cost of revenue, excluding pass-through costs	4,227	40.2%	3,467	39.1%
Operating, administrative and other	1,460	13.9%	1,192	13.4%
Depreciation and amortization	182	1.7%	142	1.6%
Total costs and expenses	10,317	98.0%	8,599	96.9%
Gain on disposition of real estate	301	2.9%	—	0.0%
Operating income	511	4.9%	276	3.1%
Equity (loss) income from unconsolidated subsidiaries	(9)	(0.1)%	16	0.2%
Other income	11	0.1%	1	0.0%
Interest expense, net of interest income	59	0.6%	50	0.6%
Income before provision for income taxes	454	4.3%	243	2.7%
Provision for income taxes	112	1.1%	52	0.6%
Net income	342	3.2%	191	2.2%
Less: Net income attributable to non-controlling interests	24	0.2%	28	0.3%
Net income attributable to CBRE Group, Inc.	$318	3.0%	$163	1.8%
Core EBITDA	$831	7.9%	$518	5.8%
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

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
We reported consolidated net income of $318 million for the quarter, on revenue of $10.5 billion as compared to consolidated net income of $163 million on revenue of $8.9 billion in the prior year.
Revenue increased 18.6% reflecting double-digit growth across the Advisory Services, Building Operations & Experience (BOE) and Project Management segments, partially offset by a decrease in revenue in the Real Estate Investments (REI) segment.
Foreign currency translation had a 4.0% positive impact on revenue, reflecting strength in the euro and British pound sterling partially offset by weakness in the Indian rupee.
Pass-through costs increased 17.1% during the quarter as compared to the same period in prior year primarily due to revenue growth in the BOE and Project Management segments. Foreign currency translation had a 4.1% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 21.9% during the quarter as compared to the same period in prior year primarily reflecting business growth and higher commission expenses and employee compensation, as well as higher indirect reimbursed costs. Foreign currency translation had a 4.0% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs increased to 40.2% of total revenue from 39.1% driven by higher costs to support growth in revenues.
Operating, administrative and other expenses increased 22.5% during the quarter as compared to the same period in prior year. The increase was primarily due to higher employee compensation and business promotion and advertising expense, driven by business growth. Foreign currency translation had a 4.0% negative impact on total operating expenses during the quarter. Operating, administrative and other expenses as a percentage of revenue increased to 13.9% in the first quarter 2026 from 13.4% in the first quarter 2025, as operating expenses grew higher than revenue.
Depreciation and amortization expense increased by 28.2% during the quarter, as compared to the same period in prior year, reflecting higher amortization expense related to intangible assets from recent acquisitions, such as Pearce.
Gain on disposition of real estate increased by $301 million during the quarter, driven by monetization of real estate development assets in the REI segment.
We recorded equity loss from unconsolidated subsidiaries of approximately $9 million, compared to equity income of $16 million in the first quarter 2025. In the first quarter 2025, we recorded equity income of $21 million, reflecting the higher value of our investment in Altus, which was sold in the second quarter 2025.
Interest expense, net of interest income, increased by 18.0%, compared with the first quarter 2025. This increase was primarily attributable to increased commercial paper borrowings, offset by the impact of net investment hedging activity.
Our provision for income taxes on a consolidated basis was $112 million for the three months ended March 31, 2026 as compared to a provision for income taxes of $52 million for the three months ended March 31, 2025. The increase of $60 million is primarily related to an increase in earnings. Our effective tax rate increased to 24.7% for the three months ended March 31, 2026 from 21.4% for the three months ended March 31, 2025. Our effective tax rate for the three months ended March 31, 2026 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and permanent book tax differences.
Legislative Developments
The Organization for Economic Co-operation & Development (OECD) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits of large multinational companies. European Union member states along with many other countries adopted or expect to adopt the OECD Pillar Two Model effective January 1, 2024 or thereafter. In January 2026, the OECD issued a comprehensive Side by Side Package, which introduces additional administrative guidance intended to enhance coordination and simplify aspects of the global minimum tax framework. The package includes several new safe harbors including the new Side by Side and Ultimate Parent Entity safe harbors that may deem certain top-up taxes to be zero in jurisdictions with qualifying minimum tax regimes, such as the United States. We will continue to monitor additional administrative guidance and legislative action to incorporate the guidance into local law to assess the global impact of the Pillar Two Model Rules. The impact of Pillar Two top-up taxes is expected to be insignificant for 2026.
On July 4, 2025, the U.S. federal government enacted, H.R.1, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The 2026 impacts of the OBBBA are insignificant based on our current operations.
Segment Operations
We organize our operations around, and publicly report our financial results for, four reportable business segments: (1) Advisory Services; (2) BOE; (3) Project Management; and (4) REI.
Advisory Services provides a comprehensive range of services globally, including leasing, capital markets (property sales and loan origination), loan servicing, and valuation. BOE provides a broad suite of integrated, contractually based outsourcing services to occupiers and owners of real estate, including facilities management, property management and critical infrastructure. Our Project Management business delivers program management and cost consultancy services across commercial real estate, infrastructure and natural resources sectors. REI is a major real assets developer, investor and operator and is comprised of two businesses: investment management and development services.
We also have a Corporate and Other segment. Corporate primarily consists of corporate overhead costs, and costs associated with our platform that are not allocated to segments, including corporate leadership costs. Other consists of activities from strategic non-core, non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with Corporate and reported within Corporate and Other. It also includes eliminations related to inter-segment revenue. For additional information on our segments, see Note 16 – Segments of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31, (1)
	2026		2025
Revenue:
Advisory leasing	$1,035	51.1%	$862	52.0%
Valuation	200	9.9%	183	11.0%
Loan servicing	120	5.9%	120	7.2%
Other portfolio services	75	3.7%	81	4.9%
Capital markets:
Advisory sales	513	25.3%	360	21.7%
Commercial mortgage origination	81	4.0%	53	3.2%
Total segment revenue	2,024	100.0%	1,659	100.0%
Costs and expenses:
Pass-through costs (2)	8	0.4%	12	0.7%
Cost of revenue, excluding pass-through costs	1,181	58.3%	955	57.6%
Operating, administrative and other	469	23.2%	428	25.8%
Depreciation and amortization	33	1.6%	32	1.9%
Total costs and expenses	1,691	83.5%	1,427	86.0%
Operating income	333	16.5%	232	14.0%
Equity (loss) income from unconsolidated subsidiaries	(1)	0.0%	1	0.1%
Other income	1	0.0%	1	0.1%
Add-back: Depreciation and amortization	33	1.6%	32	1.9%
Adjustments:
Net non-cash mortgage servicing rights	12	0.6%	13	0.8%
Business and finance transformation	2	0.1%	—	0.0%
Costs associated with efficiency and cost-reduction initiatives	(5)	(0.2)%	—	0.0%
Segment operating profit	$375		$279
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
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue increased 22.0% during the quarter compared to the same period in 2025. Property sales revenue grew 42.5%, led by industrial, retail, multifamily, office, and data centers in the U.S. and Asia Pacific. Globally, sales grew double-digits across industrial, office, and multifamily. Global leasing revenue rose 20.1%, led by data centers, industrial and office leasing driven by growth in the Americas which grew 20.5%, including 20.7% in the United States, and growth in Asia Pacific which grew 24.4%.
Foreign currency translation had a 2.8% positive impact on total revenue during the quarter, primarily driven by strength in the euro and British pound sterling partially offset by weakness in the Indian rupee and Japanese yen.
Cost of revenue, excluding pass-through costs increased 23.7%, primarily reflecting business growth and higher commission expense, salaries and bonus. Foreign currency translation had a 3.0% negative impact on total cost of revenue, excluding pass-through costs.

Operating, administrative and other expenses increased by 9.6%, as compared to the same period in 2025, primarily due to higher employee compensation and business promotion and advertising expenses driven by the growth in the business. Foreign currency translation had a 4.2% negative impact on total operating expenses.
For the three months ended March 31, 2026, gross income from mortgage servicing rights (MSR) was $26 million, offset by $38 million of amortization of related intangible assets, resulting in a net reduction to Commercial Mortgage Origination revenue of $12 million. For the three months ended March 31, 2025, the comparable amounts were $22 million and $35 million, respectively, resulting in a net reduction of $13 million. The change was associated with higher origination activity given an increase in financing activities.
In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of mortgage servicing rights (MSRs) on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Our MSRs are initially recorded at fair value. Subsequent to the initial recording, MSRs are amortized in proportion to and over the period that the servicing income is expected to be received based on projections and timing of estimated future net cash flows and assessed for impairment based on the fair value each reporting period. During the first quarter of 2026, we began reclassifying amortization associated with MSRs (mortgage servicing rights) to net against the related revenue (Commercial mortgage origination). Historically, the corresponding MSR intangible assets were amortized through amortization expense over the estimated mortgage service period. Prior year amounts have been reclassified to conform to the fiscal 2026 presentation.

Building Operations & Experience
The following table summarizes our results of operations for our BOE operating segment for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31, (1)
	2026		2025
Revenue:
Facilities management	$5,229	80.6%	$4,469	82.9%
Property management	684	10.5%	586	10.9%
Critical infrastructure	578	8.9%	338	6.3%
Total segment revenue	6,491	100.0%	5,393	100.0%
Costs and expenses:
Pass-through costs (2)	3,513	54.1%	2,959	54.9%
Cost of revenue, excluding pass-through costs	2,371	36.5%	1,922	35.6%
Operating, administrative and other	377	5.8%	300	5.6%
Depreciation and amortization	107	1.6%	70	1.3%
Total costs and expenses	6,368	98.1%	5,251	97.4%
Operating income	123	1.9%	142	2.6%
Equity income from unconsolidated subsidiaries	2	0.0%	1	0.0%
Other income	11	0.2%	1	0.0%
Add-back: Depreciation and amortization	107	1.6%	70	1.3%
Adjustments:
Integration and other costs related to acquisitions	26	0.4%	4	0.1%
Net results related to the wind-down of certain businesses (3)	1	0.0%	—	0.0%
Business and finance transformation	10	0.2%	—	0.0%
Segment operating profit	$280		$218
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
(3)Management made the decision to wind down certain businesses within the BOE Segment.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue increased 20.4%, reflecting double-digit increases in facilities management, critical infrastructure and property management, primarily due to growth in clients driving increased management fees and reimbursements as well as the impact from recent acquisitions. Foreign currency translation had a 4.4% positive impact on total revenue during the quarter, primarily driven by strength in the euro and British pound sterling, partially offset by weakness in the Indian rupee.
Pass-through costs increased 18.7% during the quarter as compared to the same period in 2025 primarily due to revenue growth in the BOE segment. Foreign currency translation had a 4.4% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 23.4%, driven primarily by higher professional compensation and indirect managed spend due to revenue growth. Foreign currency translation had a 4.1% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.5% of total revenue, and increased compared to 35.6% in the first quarter 2025.
Operating, administrative and other expenses increased 25.7%, primarily due to higher employee compensation and benefit expenses. Foreign currency translation had a 4.7% negative impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 52.9%, reflecting higher amortization expense related to intangible assets from recent acquisitions, such as Pearce.

Project Management
The following table summarizes our results of operations for our Project Management operating segment for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31, (1)
	2026		2025
Segment revenue	$1,838	100.0%	$1,594	100.0%
Costs and expenses:
Pass-through costs (2)	927	50.4%	827	51.9%
Cost of revenue, excluding pass-through costs	651	35.4%	547	34.3%
Operating, administrative and other	127	6.9%	115	7.2%
Depreciation and amortization	26	1.4%	25	1.6%
Total costs and expenses	1,731	94.2%	1,514	95.0%
Operating income	107	5.8%	80	5.0%
Add-back: Depreciation and amortization	26	1.4%	25	1.6%
Adjustments:
Integration and other costs related to acquisitions	2	0.1%	7	0.4%
Segment operating profit	$135		$112
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
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue increased 15.3% due to strong business activity in the United Kingdom and Asia and increased revenue from pass-through costs. Foreign currency translation had a 4.3% positive impact on total revenue during the quarter, primarily driven by strength in the British pound sterling and euro partially offset by weakness in Indian rupee.
Pass-through costs increased 12.1% during the quarter as compared to the same period in 2025 primarily due to revenue growth in the Project Management segment. Foreign currency translation had a 3.0% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 19.0%, driven by increased professional compensation and third party spend due to revenue growth. Foreign currency translation had a 5.7% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 35.4% of total revenue, and increased from 34.3% in the first quarter 2025.
Operating, administrative and other expenses increased 10.4%, primarily due to higher employee compensation related expenses reflecting revenue growth. Foreign currency translation had a 3.4% negative impact on total operating expenses during the quarter.

Real Estate Investments
The following table summarizes our results of operations for our REI operating segment for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31, (1)
	2026		2025
Revenue:
Investment management	$154	77.4%	$154	66.1%
Development services	45	22.6%	79	33.9%
Total segment revenue	199	100.0%	233	100.0%
Costs and expenses:
Cost of revenue	26	13.1%	47	20.2%
Operating, administrative and other	287	144.2%	166	71.2%
Depreciation and amortization	4	2.0%	3	1.3%
Total costs and expenses	317	159.3%	216	92.7%
Gain on disposition of real estate	281	141.2%	—	0.0%
Operating income	163	81.9%	17	7.3%
Equity loss from unconsolidated subsidiaries	(7)	(3.5)%	(7)	(3.0)%
Add-back: Depreciation and amortization	4	2.0%	3	1.3%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	1	0.5%	4	1.7%
Net results related to the wind-down of certain businesses (2)	19	9.5%	6	2.6%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	2	0.9%
Segment operating profit	$180		$25
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of Total Revenue
(2)Management made the decision to wind down the legacy Telford Homes’ construction self-delivery business.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue decreased 14.6% for the current quarter primarily due to lower management and development fees from development services. Foreign currency translation had a 4.7% positive impact on total revenue during the quarter primarily driven by strength in the British pound sterling and euro.
Cost of revenue decreased 44.7% in the quarter as compared to the same period in 2025 due to lower construction management costs incurred on our real estate development projects. Foreign currency translation had a 4.2% negative impact on total cost of revenue during the quarter.
Operating, administrative and other expenses increased 72.9% primarily due to an increase in total compensation in our development services lines of business resulting from an increase in development sales during the quarter. Foreign currency translation had a 4.8% negative impact on total operating expenses.
Gain on disposition of real estate increased by $281 million compared with first quarter 2025, driven by monetization of real estate development assets in the current period versus none in the prior year quarter.
A roll forward of our assets under management (AUM) by product type for the three months ended March 31, 2026 is as follows (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2025	$68.9	$75.8	$10.8	$155.5
Inflows	0.9	0.8	0.3	2.0
Outflows	(0.8)	(1.0)	(0.7)	(2.5)
Market appreciation (depreciation)	0.3	(0.4)	0.3	0.2
Balance at March 31, 2026	$69.3	$75.2	$10.7	$155.2

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

Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31, (1)
	2026	2025
Elimination of inter-segment revenue	$(25)	$(4)
Costs and expenses:
Cost of revenue (2)	(2)	(4)
Operating, administrative and other	200	183
Depreciation and amortization	12	12
Total costs and expenses	210	191
Gain on disposition of real estate (2)	20	—
Operating loss	(215)	(195)
Equity (loss) income from unconsolidated subsidiaries	(3)	21
Other loss	(1)	(1)
Add-back: Depreciation and amortization	12	12
Adjustments:
Integration and other costs related to acquisitions	41	57
Charges related to indirect tax audits and settlements	—	(1)
Business and finance transformation	20	—
Costs associated with efficiency and cost-reduction initiatives	2	11
Segment operating loss	$(144)	$(96)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Core corporate
Operating, administrative and other expenses for our core corporate functions rose 9.3% to $200 million for the first quarter of 2026, mainly due to higher management incentive compensation related to our strong performance.
Other (non-core)
We recorded equity loss of $3 million in the first quarter of 2026, compared to a $21 million income in the first quarter of 2025, driven by a fair value adjustment related to our investment in Altus.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2026 include up to $500 million of anticipated capital expenditures, net of tenant concessions. During the three months ended March 31, 2026, we incurred $81 million of capital expenditures. As of March 31, 2026, we had aggregate future commitments of $214 million related to co-investments funds in our REI segment, approximately $100 million of which is expected to be funded in 2026. Additionally, as of March 31, 2026, we are committed to fund additional capital of $159 million and $66 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of March 31, 2026, we had $2.7 billion of borrowings available under our revolving credit facilities (under both the 5-Year Revolving Credit Agreement and 364-Day Revolving Credit Agreement, as described below, and the Turner & Townsend revolving credit facility) and $1.7 billion of cash and cash equivalents. At any point in time, we intend to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding. As of March 31, 2026 and December 31, 2025, we had $1.9 billion and $852 million, respectively, in outstanding borrowings under the commercial paper program.
We have historically relied on our internally generated cash flow, our revolving credit facilities and commercial paper program to fund our working capital, capital expenditure and general investment requirements (including in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements. In the absence of extraordinary events, large strategic acquisitions or large returns of capital to shareholders, we anticipate that our cash flow from operations, our revolving credit facilities and commercial paper program will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. Given compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and/or bonus basis that correlates with their revenue production, the negative effect of difficult market conditions is partially mitigated by the inherent variability of our compensation cost structure. We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing senior notes, through tender offers, in privately negotiated or open market transactions, or otherwise.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of March 31, 2026 and December 31, 2025, we had accrued deferred purchase consideration totaling $278 million ($151 million of which was a current liability) and $279 million ($149 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses” and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.

Lastly, as described in Note 14 – Income Per Share and Stockholders’ Equity of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2024, our Board of Directors (Board) authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of March 31, 2026. The Board also extended the term of the 2024 program through December 31, 2029.
During the three months ended March 31, 2026, we repurchased 3,582,287 shares of our common stock with an average price of $148.12 per share for an aggregate of $531 million under the 2024 program. During the period from April 1, 2026 through April 21, 2026, we repurchased 57,395 shares of our common stock with an average price of $134.52 per share for an aggregate of $7 million. As of both March 31, 2026 and April 21, 2026, we had $4.3 billion of capacity remaining under the 2024 program.
Our stock repurchases have been funded with cash on hand and proceeds from our commercial paper program, and we intend to continue funding future repurchases with existing cash on hand and proceeds from our commercial paper program. We may utilize our stock repurchase programs to continue offsetting the impact of our stock-based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $825 million for the three months ended March 31, 2026 as compared to net cash used in operating activities of $546 million during the three months ended March 31, 2025. The increase in net cash used in operating activities was driven by net outflows associated with working capital movements, largely due to and higher accounts receivable due to the timing of cash collections, partially offset by the timing of vendor payments.
Investing Activities
Net cash provided by investing activities totaled $64 million for the three months ended March 31, 2026 as compared to net cash used in investing activities of $462 million during the three months ended March 31, 2025. Net cash provided by investing activities for the three months ended March 31, 2026 was driven by proceeds from the disposition of real estate assets, offset by cash paid for the acquisition and development of real estate and capital expenditures. Net cash used in investing activities in the three months ended March 31, 2025 was driven by the acquisition of Industrious in the first quarter 2025, along with cash paid for the acquisition and development of real estate and capital expenditures.
Financing Activities
Net cash provided by financing activities totaled $545 million for the three months ended March 31, 2026 as compared to net cash provided by financing activities of $1,256 million for the three months ended March 31, 2025. The decreased cash inflow was primarily driven by lower net proceeds from the issuance of commercial paper, along with higher cash outflows to repurchase common stock. In addition, cash provided by financing activities in the first quarter of 2025 benefitted from net proceeds from the issuance of senior term loans.

Indebtedness
We use a variety of financing arrangements, both long-term and short-term, to fund our operations in addition to cash generated from operating activities. We also use several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs.
Long-Term Debt
On July 10, 2023, CBRE Group, Inc. (CBRE Group), CBRE Services, Inc. (CBRE Services) and Relam Amsterdam Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a 5-year senior unsecured Credit Agreement (2023 Credit Agreement) maturing on July 10, 2028, which refinanced and replaced the previous credit agreement. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans) with weighted-average interest rate of 3.8% as of March 31, 2026, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of these term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
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
Our senior notes are fully and unconditionally guaranteed by CBRE Group.
Combined summarized financial information for CBRE Group (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Balance Sheet Data:
Current assets	$58	$61
Non-current assets	1,752	1,755
Total assets	$1,810	$1,816

Current liabilities	$1,997	$908
Non-current liabilities (1)	12,386	12,364
Total liabilities (1)	$14,383	$13,272

	Three Months Ended March 31,
	2026	2025
Statement of Operations Data:
Revenue	$—	$—
Operating loss	—	(5)
Net loss	(111)	(89)
________________________________________________________________________________________________________________________________________
(1)Includes $8.3 billion of intercompany loan payables to non-guarantor subsidiaries as of both March 31, 2026 and December 31, 2025. All intercompany balances and transactions between CBRE Group and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2025 Annual Report and Note 10 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings
On June 24, 2025, we entered into a 5-year senior unsecured Revolving Credit Agreement (the 5-Year Revolving Credit Agreement) which replaced our prior revolving credit agreement dated August 5, 2022. The 5-Year Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of June 24, 2030.
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
As of March 31, 2026, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. $24 million of letters of credit were outstanding as of March 31, 2026. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility. As of December 31, 2025, no amount was outstanding under this revolving credit facility. $17 million of letters of credit were outstanding as of December 31, 2025.
On June 24, 2025, we entered into a 364-day senior unsecured Revolving Credit Agreement (the 364-Day Revolving Credit Agreement, and together with the 5-Year Revolving Credit Agreement, the Revolving Credit Agreements). The 364-Day Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $1.0 billion and a maturity date of June 23, 2026.
The 364-Day Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). The 364-Day Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group.
As of both March 31, 2026 and December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of March 31, 2026, we had $1.9 billion in outstanding borrowings under the commercial paper program with a weighted-average annual interest rate of 4.02%. As of April 21, 2026 and December 31, 2025, we had $2.2 billion and $852 million, respectively, in outstanding borrowings under the commercial paper program.
In addition, Turner & Townsend maintains a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that matures on March 31, 2027. As of both March 31, 2026 and December 31, 2025, no amount was outstanding under this revolving credit facility.
We also maintain warehouse lines of credit with certain third-party lenders. See Note 4 – Warehouse Receivables & Warehouse Lines of Credit of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
For additional information on all of our short-term borrowings, see Note 5 – Warehouse Receivables & Warehouse Lines of Credit and Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2025 Annual Report and Note 4 – Warehouse Receivables & Warehouse Lines of Credit and Note 10 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, contingencies, and investments in unconsolidated subsidiaries – fair value option can be found in our 2025 Annual Report. There have been no material changes to these policies and estimates as of March 31, 2026.
New Accounting Pronouncements
See Note 2 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Non-GAAP Financial Measures
Core EBITDA is not a recognized measurement under accounting principles generally accepted in the United States, or U.S. GAAP. When analyzing our operating performance, investors should use this measure in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. We generally use this non-GAAP financial measure to evaluate operating performance and for other discretionary purposes. We believe this measure provides a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected costs and charges that may obscure the underlying performance of our business and related trends. Because not all companies use identical calculations, our presentation of core EBITDA may not be comparable to similarly titled measures of other companies.
We use core EBITDA as an indicator of the company’s operating financial performance. Core EBITDA represents earnings before the portion attributable to non-controlling interests, depreciation and amortization, asset impairments, net interest expense, write-off of financing costs on extinguished debt, income taxes, further adjusted for the following items (Other adjustments):
•net non-cash mortgage servicing rights
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•business and finance transformation,
•costs associated with efficiency and cost-reduction initiatives, and
•net fair value adjustments on strategic non-core investments.
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
Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Net income attributable to CBRE Group, Inc.	$318	$163
Net income attributable to non-controlling interests	24	28
Net income	342	191
Adjustments:
Depreciation and amortization	182	142
Interest expense, net of interest income	59	50
Provision for income taxes	112	52
Net non-cash mortgage servicing rights	12	13
Integration and other costs related to acquisitions	69	68
Carried interest incentive compensation expense to align with the timing of associated revenue	1	4
Charges related to indirect tax audits and settlements	—	(1)
Net results related to the wind-down of certain businesses (1)	20	6
Business and finance transformation	32	—
Costs associated with efficiency and cost-reduction initiatives	(3)	13
Net fair value adjustments on strategic non-core investments	5	(20)
Core EBITDA	$831	$518
________________________________________________________________________________________________________________________________________
(1)    Management made the decision to wind down the legacy Telford Homes’ construction self-delivery business and certain businesses within the BOE Segment.

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
•declines in lending activity of U.S. Government Sponsored Enterprises, regulatory oversight of such activity and our loan servicing revenue from the commercial real estate mortgage market;
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
•our leverage under our debt instruments as well as the limited restrictions therein on our ability to incur additional debt, and the potential increased borrowing costs to us from a credit-rating downgrade;
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
•the performance of our equity investments in companies we do not control; and
•the other factors described elsewhere in this Quarterly Report on Form 10-Q, included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described in our 2025 Annual Report, in particular in Part I, Item 1A “Risk Factors”, or as described in the other documents and reports we file with the Securities and Exchange Commission (SEC).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information in this section should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report and Note 8 – Derivatives and Hedging Activities to the Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risks primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. See Note 7 – Fair Value Measurements and Note 8 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements set forth in Item 1 of this Quarterly Report for additional information on fair value methodology used to value the swaps at March 31, 2026. We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging,” when accounting for derivative financial instruments. In all cases, we view derivative financial instruments as a risk management tool and, accordingly, do not use derivatives for trading or speculative purposes.
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
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar. We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. As of March 31, 2026, we had thirty-four outstanding cross-currency swaps with a total fair value of $80 million included in other assets and $428 million included in other liabilities.
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
During the three months ended March 31, 2026, approximately 43.2% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended March 31,
	2026		2025
United States dollar	$5,983	56.8%	$5,135	57.9%
British pound sterling	1,444	13.7%	1,234	13.9%
Euro	1,025	9.7%	766	8.6%
Canadian dollar	325	3.1%	252	2.8%
Indian rupee	238	2.3%	214	2.4%
Australian dollar	223	2.1%	182	2.1%
Japanese yen	153	1.5%	125	1.4%
Singapore dollar	122	1.2%	102	1.1%
Swiss franc	120	1.1%	112	1.3%
Chinese yuan	102	1.0%	106	1.2%
Other currencies (1)	792	7.5%	647	7.3%
Total revenue	$10,527	100.0%	$8,875	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 47 and 46 currencies comprise 7.5% and 7.3% of our revenues for the three months ended March 31, 2026 and 2025, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar will negatively or positively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the three months ended March 31, 2026, would have decreased pre-tax income by $4 million. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have decreased pre-tax income by $5 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. We may also enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. No interest rate swap agreements were outstanding as of March 31, 2026 or December 31, 2025.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase 100 basis points on our outstanding variable rate debt as of March 31, 2026, the net impact of the additional interest cost would be a decrease of $8 million on pre-tax income for the three months ended March 31, 2026.
For additional information on the estimated fair value and carrying value of our long-term debt, see Note 12 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2025 Annual Report and Note 10 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and that information is recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure Committee. Our Disclosure Committee consists of our Chief Legal & Administrative Officer, our Deputy Chief Financial Officer, our senior officers of significant business lines and other select employees.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of March 31, 2026 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2025 Annual Report.

Item 1A.    Risk Factors

There have been no material changes to our risk factors as previously disclosed in our 2025 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended March 31, 2026 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	458,234	$166.86	458,234
February 1, 2026 - February 28, 2026	2,601,948	147.70	2,601,948
March 1, 2026 - March 31, 2026	522,105	133.78	522,105
	3,582,287	$148.12	3,582,287	$4,336
_______________________________
(1)In November 2024, our Board authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of March 31, 2026. The Board also extended the term of the 2024 program through December 31, 2029. During the first quarter of 2026, we repurchased an aggregate of $531 million of our common stock under the 2024 program. The remaining $4.3 billion in the table represents the amount available to repurchase shares under the 2024 program as of March 31, 2026.
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

Item 5.    Other Information
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Supplemental Unaudited Recasted Consolidated and Segment Results
The following tables set forth supplemental recasted consolidated and segment results for each of the three years ended December 31, 2025, 2024 and 2023, reflecting the following changes (dollars in millions):
•Reclassification of amortization associated with MSRs (mortgage servicing rights) to net against the related revenue (Commercial mortgage origination), as described in Note 1 – Basis of Presentation of the Notes to the Consolidated Financial Statements (Unaudited), set forth in Item 1 of this Quarterly Report.
•Transfer of the data center project work that is integrated with our Data Center Services facilities management business from the Project Management segment to the BOE segment.

	Year Ended December 31,
	2025	2024	2023
Revenue:
Advisory leasing	$4,497	$3,895	$3,468
Advisory sales	2,120	1,767	1,606
Valuation	815	751	716
Loan servicing	503	497	440
Commercial mortgage origination	405	292	157
Other portfolio services	354	389	376
Advisory Services	8,694	7,591	6,763

Facilities management	19,161	17,301	15,437
Property management	2,579	1,976	1,676
Critical Infrastructure (1)	1,717	1,106	858
Building Operations & Experience	23,457	20,383	17,971

Project Management	7,424	6,634	6,136

Investment management	602	650	592
Development services	277	388	360
Real Estate Investments	879	1,038	952

Corporate, other and eliminations	(50)	(17)	(17)

Total revenue	$40,404	$35,629	$31,805

Pass-through costs	$16,746	$14,899	$13,673
________________________________________________________________________________________________________________________________________
(1)A new line of business was established within the BOE segment called Critical Infrastructure.

Summarized financial information by segment is as follows (dollars in millions):

Year Ended December 31, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Revenue	$8,694	$23,457	$7,424	$879	$(50)	$40,404
Costs and expenses:
Pass-through costs	50	12,711	3,985	—	—	16,746
Cost of revenue, excluding pass-through costs	5,247	8,389	2,434	161	7	16,238
Operating, administrative and other	1,866	1,369	485	1,061	762	5,543
Depreciation and amortization	128	269	104	12	70	583
Total costs and expenses	7,291	22,738	7,008	1,234	839	39,110
Gain on disposition of real estate	—	—	—	432	27	459
Operating income (loss)	1,403	719	416	77	(862)	1,753
Equity (loss) income from unconsolidated subsidiaries	—	(11)	—	48	3	40
Other income	6	11	2	—	—	19
Add-back: Depreciation and amortization	128	269	104	12	70	583
Adjustments:
Other segment adjustments (1)	146	124	21	187	285	763
Segment operating profit (loss)	$1,683	$1,112	$543	$324	$(504)	$3,158
Net fair value adjustments on strategic non-core investments						(1)
Core EBITDA						$3,157

Year Ended December 31, 2024	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Revenue	$7,591	$20,383	$6,634	$1,038	$(17)	$35,629
Costs and expenses:
Pass-through costs	61	11,302	3,536	—	—	14,899
Cost of revenue, excluding pass-through costs	4,416	7,083	2,163	224	26	13,912
Operating, administrative and other	1,793	1,207	426	862	723	5,011
Depreciation and amortization	121	234	111	13	57	536
Total costs and expenses	6,391	19,826	6,236	1,099	806	34,358
Gain on disposition of real estate	—	—	—	142	—	142
Operating income (loss)	1,200	557	398	81	(823)	1,413
Equity (loss) income from unconsolidated subsidiaries	(8)	6	—	117	(134)	(19)
Other income	2	4	2	6	25	39
Add-back: Depreciation and amortization	121	234	111	13	57	536
Adjustments:
Other segment adjustments (1)	64	104	(22)	44	305	495
Segment operating profit (loss)	$1,379	$905	$489	$261	$(570)	$2,464
Net fair value adjustments on strategic non-core investments						117
Core EBITDA						$2,581

Year Ended December 31, 2023	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (2)	Consolidated
Revenue	$6,763	$17,971	$6,136	$952	$(17)	$31,805
Costs and expenses:
Pass-through costs	51	10,304	3,318	—	—	13,673
Cost of revenue, excluding pass-through costs	3,945	5,908	1,966	186	(3)	12,002
Operating, administrative and other	1,769	1,094	455	784	460	4,562
Depreciation and amortization	128	158	121	15	56	478
Total costs and expenses	5,893	17,464	5,860	985	513	30,715
Gain on disposition of real estate	—	—	—	27	—	27
Operating income (loss)	870	507	276	(6)	(530)	1,117
Equity income from unconsolidated subsidiaries	2	2	1	216	27	248
Other income	38	8	2	—	13	61
Add-back: Depreciation and amortization	128	158	121	15	56	478
Adjustments:
Other segment adjustments (1)	103	49	21	14	66	253
Segment operating profit (loss)	$1,141	$724	$421	$239	$(368)	$2,157
Net fair value adjustments on strategic non-core investments						(32)
Core EBITDA						$2,125
________________________________________________________________________________________________________________________________________
(1)Other segment adjustments, as defined in Note 16 – Segments of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.
(2)Eliminations represent revenue from transactions between operating segments.

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/07/2025
10.1	CBRE Group. Inc. Second Amended and Restated Change in Control and Severance Plan for Senior Management, including the form of Designation Letter +	8-K	001-32205	10.1	03/23/2026
10.2	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Time Vesting RSU)+					X
10.3	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Core EPS Performance Vesting RSU)+					X
10.4	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Relative TSR Performance Vesting RSU)+					X
10.5	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Retention Relative TSR RSU Award)+					X
10.6	Form of Grant Notice and Restricted Stock Unit Agreement for the Amended and Restated CBRE Group, Inc. 2019 Equity Incentive Plan (Retention Relative EPS RSU Award)+					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

CBRE GROUP, INC.

Date: April 23, 2026	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: April 23, 2026	/s/ ANDREW S. HORN
Andrew S. Horn Deputy Chief Financial Officer (Principal Accounting Officer)