Form 10-Q
period 2026-06-30
CBRE GROUP, INC.
filed 2026-07-29
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at July 27, 2026 was 289,575,298.

FORM 10-Q
June 30, 2026

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,489	$1,864
Restricted cash	150	150
Receivables, less allowance for doubtful accounts of $136 and $125 at June 30, 2026 and December 31, 2025, respectively	8,783	8,284
Warehouse receivables	722	1,630
Contract assets	520	462
Prepaid expenses	408	372
Income taxes receivable	192	175
Other current assets	648	552
Total Current Assets	12,912	13,489
Property and equipment, net of accumulated depreciation and amortization of $2,280 and $2,137 at June 30, 2026 and December 31, 2025, respectively	1,043	1,049
Goodwill	6,998	7,051
Other intangible assets, net of accumulated amortization of $2,933 and $2,764 at June 30, 2026 and December 31, 2025, respectively	2,844	2,972
Operating lease assets	2,117	2,062
Investments in unconsolidated subsidiaries (with $425 and $421 at fair value at June 30, 2026 and December 31, 2025, respectively)	853	870
Non-current contract assets	72	103
Real estate under development	982	646
Non-current income taxes receivable	103	106
Deferred tax assets, net	716	697
Other assets	1,831	1,832
Total Assets	$30,471	$30,877
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,934	$4,838
Compensation and employee benefits payable	1,635	1,630
Accrued bonus and profit sharing	1,147	1,879
Operating lease liabilities	323	284
Contract liabilities	469	448
Income taxes payable	55	258
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	711	1,609
Other short-term borrowings	1,582	856
Current maturities of long-term debt	69	71
Other current liabilities	392	447
Total Current Liabilities	11,317	12,320
Long-term debt, net of current maturities	5,731	5,050
Non-current operating lease liabilities	2,161	2,121
Non-current tax liabilities	204	183
Deferred tax liabilities, net	246	238
Other liabilities	1,638	1,339
Total Liabilities	21,297	21,251
Mezzanine Equity:
Redeemable non-controlling interests in consolidated entities	454	433
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 289,848,678 and 295,731,478 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,512	9,916
Accumulated other comprehensive loss	(1,117)	(1,041)
Total CBRE Group, Inc. Stockholders’ Equity	8,398	8,878
Non-controlling interests	322	315
Total Equity	8,720	9,193
Total Liabilities and Equity	$30,471	$30,877
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$11,226	$9,717	$21,753	$18,592
Costs and expenses:
Cost of revenue	9,140	7,942	17,815	15,207
Operating, administrative and other	1,536	1,275	2,996	2,467
Depreciation and amortization	190	145	372	287
Total costs and expenses	10,866	9,362	21,183	17,961
Gain on disposition of real estate	5	19	306	19
Operating income	365	374	876	650
Equity income (loss) from unconsolidated subsidiaries	4	(18)	(5)	(2)
Other income	6	6	17	7
Interest expense, net of interest income	60	59	119	109
Write-off of financing costs on extinguished debt	—	2	—	2
Income before provision for income taxes	315	301	769	544
Provision for income taxes	68	61	180	113
Net income	247	240	589	431
Less: Net income attributable to non-controlling interests	43	25	67	53
Net income attributable to CBRE Group, Inc.	$204	$215	$522	$378
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$0.70	$0.72	$1.78	$1.26
Weighted-average shares outstanding for basic income per share	291,824,424	297,950,927	293,089,123	299,113,472
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$0.69	$0.72	$1.77	$1.25
Weighted-average shares outstanding for diluted income per share	293,859,609	300,008,422	295,411,671	301,455,253
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$247	$240	$589	$431
Other comprehensive income (loss):
Foreign currency translation gain (loss)	45	2	(79)	19
Other, net of tax	—	(26)	(1)	(14)
Total other comprehensive income (loss)	45	(24)	(80)	5
Comprehensive income	292	216	509	436
Less: Comprehensive income attributable to non-controlling interests	44	37	63	77
Comprehensive income attributable to CBRE Group, Inc.	$248	$179	$446	$359

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$589	$431
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	372	287
Amortization of other assets	101	103
Net non-cash mortgage servicing rights and premiums on loan sales	15	(2)
Deferred income taxes	7	(3)
Stock-based compensation expense	107	63
Equity loss from investments	5	2
Gain on sale of real estate assets	(306)	(19)
Other non-cash adjustments	30	23
Sale of mortgage loans	7,422	5,776
Origination of mortgage loans	(6,506)	(6,646)
Changes in:
Warehouse lines of credit	(898)	880
Receivables, prepaid expenses and other assets	(783)	(167)
Accounts payable, accrued liabilities and other liabilities	88	(176)
Accrued compensation expenses	(706)	(787)
Income taxes, net	(224)	(254)
Net cash used in operating activities	(687)	(489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(195)	(138)
Payments for business acquired, net of cash acquired	(6)	(311)
Capital contributions related to investments	(45)	(85)
Acquisition and development of real estate assets	(337)	(134)
Proceeds from disposition of real estate assets	352	89
Other investing activities, net	22	112
Net cash used in investing activities	(209)	(467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(132)
Proceeds from commercial paper, net	723	1,182
Proceeds from long-term debt	742	1,674
Repayment of long-term debt	(36)	(636)
Repurchase of common stock	(940)	(680)
Other financing activities, net	38	(248)
Net cash provided by financing activities	527	1,160
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(6)	107
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(375)	311
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,014	1,221
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,639	$1,532
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$221	$226
Income tax payments, net	$388	$351
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$(2)	$27
The accompanying notes are an integral part of these consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at March 31, 2026	$3	$—	$9,678	$(1,161)	$340	$8,860	$447
Net income	—	—	204	—	37	241	6
Compensation expense for equity awards	—	59	—	—	—	59	—
Units repurchased for payment of taxes on equity awards	—	(6)	—	—	—	(6)	—
Repurchase of common stock	—	(49)	(370)	—	—	(419)	—
Foreign currency translation gain	—	—	—	44	1	45	1
Distributions to non-controlling interests	—	—	—	—	(61)	(61)	—
Other	—	(4)	—	—	5	1	—
Balance at June 30, 2026	$3	$—	$9,512	$(1,117)	$322	$8,720	$454

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at March 31, 2025	$3	$—	$9,386	$(1,107)	$351	$8,633	$371
Net income	—	—	215	—	20	235	5
Compensation expense for equity awards	—	42	—	—	—	42	—
Units repurchased for payment of taxes on equity awards	—	8	—	—	—	8	—
Repurchase of common stock	—	(42)	(219)	—	—	(261)	—
Foreign currency translation (loss) gain	—	—	—	(10)	12	2	37
Distributions to non-controlling interests	—	—	—	—	(36)	(36)	—
Acquisition of non-controlling interests	—	3	—	—	(15)	(12)	16
Other	—	(11)	11	(26)	—	(26)	(21)
Balance at June 30, 2025	$3	$—	$9,393	$(1,143)	$332	$8,585	$408

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at December 31, 2025	$3	$—	$9,916	$(1,041)	$315	$9,193	$433
Net income	—	—	522	—	57	579	10
Compensation expense for equity awards	—	107	—	—	—	107	—
Units repurchased for payment of taxes on equity awards	—	(40)	—	—	—	(40)	—
Repurchase of common stock	—	(58)	(896)	—	—	(954)	—
Foreign currency translation loss	—	—	—	(75)	(4)	(79)	(9)
Distributions to non-controlling interests	—	—	—	—	(61)	(61)	—
Other	—	(9)	(30)	(1)	15	(25)	20
Balance at June 30, 2026	$3	$—	$9,512	$(1,117)	$322	$8,720	$454

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at December 31, 2024	$3	$—	$9,567	$(1,159)	$781	$9,192	$—
Net income	—	—	378	—	44	422	9
Compensation expense for equity awards	—	63	—	—	—	63	—
Units repurchased for payment of taxes on equity awards	—	(28)	—	—	—	(28)	—
Repurchase of common stock	—	(124)	(545)	—	—	(669)	—
Foreign currency translation (loss) gain	—	—	—	(5)	24	19	37
Distributions to non-controlling interests	—	—	—	—	(36)	(36)	—
Acquisition of non-controlling interests	—	83	—	35	(480)	(362)	364
Other	—	6	(7)	(14)	(1)	(16)	(2)
Balance at June 30, 2025	$3	$—	$9,393	$(1,143)	$332	$8,585	$408

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
Beginning with first-quarter 2026 results, we have reclassified amortization associated with MSRs (mortgage servicing rights) to net against the related revenue (commercial mortgage origination). Historically, we have recognized the corresponding MSR intangible asset as an amortization expense over the estimated mortgage service period. Our reclassification aligns the amortization expense with the related revenue stream, reflecting the net amount earned by the business, and more closely follows standard industry practice. We recognized amortization expense related to MSRs of
$38 million and $76 million for the three and six months ended June 30, 2026 and $37 million and $72 million for the same periods in 2025. Prior year amounts have been reclassified to conform with the 2026 presentation.

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
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic
818).” This ASU establishes a new Codification topic that provides comprehensive accounting guidance for environmental credits and environmental credit obligations. This guidance is effective for fiscal years and interim periods beginning after
December 15, 2027, with early adoption permitted. These requirements should be applied retrospectively through a cumulative-
effect adjustment to the opening balance of retained earnings in the period of adoption. We are evaluating the impact that ASU
2026-02 will have on our consolidated financial statements and related disclosures.
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
The purchase price includes a deferred consideration payment of $115 million, due on November 3, 2026. The transaction also includes contingent consideration related to a potential earnout payment of up to $115 million, which is subject to the achievement of certain performance thresholds through the calendar year 2027. In addition, certain Pearce performance-
based stock compensation awards and certain transaction bonuses payable to certain executives participate in the deferred and contingent consideration payouts, provided the holders of such awards or bonuses remain employed with the company, up to the relevant payment date. The amounts of both the performance-based stock compensation awards and transaction bonuses vary based on a sliding scale according to the same thresholds as the contingent consideration. The fair values of the non-
compensatory portion of the deferred consideration and contingent consideration were $101 million and $31 million, respectively, as of the acquisition date.
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$1,186
Less: Estimated fair value of net assets acquired	573
Excess purchase price over estimated fair value of net assets acquired	$613

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table summarizes the fair values assigned to the identified assets acquired and liabilities assumed at the acquisition date on November 4, 2025 (dollars in millions):

Assets Acquired:
Current assets	$194
Property, plant & equipment	15
Intangible assets	600
Goodwill	613
Right-of-use and other assets	46
Total assets acquired	1,468
Liabilities Assumed:
Current liabilities	135
Deferred tax and other liabilities	147
Total liabilities assumed	282
Estimated Fair Value of Net Assets Acquired	$1,186
In connection with the Pearce acquisition, below is a summary of the value allocated to the intangible assets acquired
(dollars in millions):

Asset Class	Amortization Period	Amount Assigned at Acquisition Date
Customer relationships	8-13 years	$551
Tradenames	11 years	48
Non-Compete agreements	9-13 years	1
Total identified intangible assets		$600
The fair value of customer relationships was determined using the Multi-Period Excess Earnings Method (MPEEM), a form of the Income Approach. The MPEEM is a specific application of the Discounted Cash Flow Method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental cash flows attributable only to the subject intangible asset. This estimation used certain unobservable key inputs such as timing of projected cash flows, growth rates, expected contract renewal probabilities, discount rates, and the asset’s useful life.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The acquired assets and assumed liabilities of Industrious were recorded at their estimated fair values. The purchase price allocation for the business combination is primarily for intangible assets acquired. Measurement period adjustments did not extend beyond one year from the acquisition date, and were recognized in the reporting period in which the adjustment amounts were determined.
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
As part of the combination agreement, CBRE granted to the Turner & Townsend partners an option to require CBRE to purchase additional shares in the Combined Project Management Business, which is exercisable during the period between
January 1, 2027 and March 31, 2030 (the Put Option). The price payable to the Turner & Townsend partners will be the fair value of the shares at the date the Put Option is exercised. As exercise of the Put Option is not solely in the control of the company, the interest in the Combined Project Management Business related to the Put Option has been classified as
Mezzanine Equity on our balance sheet per ASC 480-10-S99, “Distinguishing liabilities from Equity – SEC Materials.” The shares in the Combined Project Management Business subject to the Put Option were valued at $454 million and $433 million as of June 30, 2026 and December 31, 2025, respectively, and were estimated based on discounted forecasted cash flows for the business. We have elected to recognize changes in the redemption value as they occur by adjusting the amount of the redeemable shares to their redemption value at the end of each period.
4.          Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage
Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage
Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’
wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA)
Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National
Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or
Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elected the fair value option for all warehouse receivables. At June 30, 2026 and December 31, 2025, all of the warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A roll forward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2025	$1,630
Origination of mortgage loans	6,506
Gains (premiums on loan sales)	16
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(7,406)
Cash collections of premiums on loan sales	(16)
Proceeds from sale of mortgage loans	(7,422)
Net decrease in mortgage servicing rights included in warehouse receivables	(8)
Ending balance at June 30, 2026	$722
The following table is a summary of our warehouse lines of credit in place as of June 30, 2026 and December 31, 2025
(dollars in millions):

			June 30, 2026		December 31, 2025
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	2/9/2027	daily floating Secured Overnight Financing Rate (SOFR) plus 1.35%	$1,325	$90	$1,325	$804
JP Morgan (Bridge Loans) (1)	2/9/2027	daily floating SOFR plus 2.00%	25	—	25	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month Chicago Mercantile Exchange (CME) term SOFR plus 1.35%, with a SOFR floor of 0.25%	650	133	1,200	221
TD Bank, N.A. (TD Bank) (3)	7/15/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	600	13	600	131
Bank of America, N.A. (BofA) (4)	5/19/2027	daily floating SOFR plus 1.20%	350	24	350	335
BofA (4)	5/19/2027	daily floating SOFR plus 1.20%	250	—	250	—
Scotia Bank	12/4/2026	daily floating SOFR plus a spread not to exceed 1.30%	1,000	451	1,000	118
			$4,200	$711	$4,750	$1,609
________________________________________________________________________________________________________________________________________
(1)This facility was renewed on February 10, 2026, and the $15 million sublimit for Small Business Administration loans was removed.
(2)On December 4, 2025, the Fannie Mae ASAP line capacity was temporarily increased from $650 million to $1.2 billion through January 30, 2026 and was not renewed upon expiration.
(3)On July 15, 2026, this facility was renewed and will expire on September 13, 2026.
(4)This facility was renewed on May 20, 2026.
During the six months ended June 30, 2026, we had a maximum of $1.6 billion of warehouse lines of credit principal outstanding.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.          Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of June 30, 2026 and December 31, 2025, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Investments in unconsolidated subsidiaries	$187	$187
Other current assets	1	1
Co-investment commitments	33	35
Maximum exposure to loss	$221	$223
6.          Goodwill
We test each of our reporting units for goodwill impairment annually at October 1st, or upon the occurrence of a triggering event, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” As of January 1, 2026, we
transferred the data center project work that is integrated with our Data Center Services facilities management business from the
Project Management segment to the BOE segment. This changed the composition of our reporting units which resulted in the reallocation of goodwill from the Project Management segment to the BOE segment as of January 1, 2026. Additionally, the change in composition of our reporting units was considered a triggering event requiring an interim goodwill impairment test as of January 1, 2026. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values, both before and after the transfer.

	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Total Consolidated
Balance as of December 31, 2025 (1)	$2,401	$2,850	$1,378	$422	$7,051
Reallocation	—	27	(27)	—	—
Acquisitions	(4)	5	6	—	7
Foreign exchange movement	(10)	(26)	(20)	(4)	(60)
Balance as of June 30, 2026	$2,387	$2,856	$1,337	$418	$6,998
________________________________________________________________________________________________________________________________________
(1)Beginning goodwill balance is presented net of prior accumulated impairment losses of $673 million, $175 million, $89 million, and $183 million related to the Advisory Services, BOE, Project Management, and REI segments, respectively.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of
June 30, 2026 and December 31, 2025 (dollars in millions):

	As of June 30, 2026
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$5	$—	$—	$5
Corporate debt securities	—	37	—	37
Asset-backed securities	—	6	—	6
Total available for sale debt securities	5	43	—	48
Equity securities	20	—	—	20
Investments in unconsolidated subsidiaries	—	—	19	19
Warehouse receivables	—	722	—	722
Derivative assets	—	99	—	99
Total assets at fair value	$25	$864	$19	$908

Liabilities
Contingent consideration	—	—	34	34
Derivative liabilities	—	343	—	343
Total liabilities at fair value	$—	$343	$34	$377

	As of December 31, 2025
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$4	$—	$—	$4
Corporate debt securities	—	36	—	36
Asset-backed securities	—	7	—	7
Total available for sale debt securities	4	43	—	47
Equity securities	19	—	—	19
Investments in unconsolidated subsidiaries	—	—	19	19
Warehouse receivables	—	1,630	—	1,630
Derivative assets	—	63	—	63
Total assets at fair value	$23	$1,736	$19	$1,778

Liabilities
Contingent consideration	—	—	65	65
Derivative liabilities	—	292	—	292
Total liabilities at fair value	$—	$292	$65	$357
Fair value measurements for our available for sale debt securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S.
treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $130 million related to capital investments as of both June 30, 2026 and December 31, 2025, respectively, in certain non-public entities as they are non-marketable equity investments accounted for under the measurement alternative, which are measured at cost, with fair value adjustments for observable market transactions, minus impairment. These investments are included in “Other assets” in the accompanying consolidated balance sheets.

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
As of June 30, 2026 and December 31, 2025, investments in unconsolidated subsidiaries at fair value using NAV were
$406 million and $402 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $23 million, for both June 30, 2026 and December 31, 2025, respectively. These investments fall under the practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Contingent Consideration (1)
Balance as of March 31, 2026	$19	$68
Net change in fair value	—	(22)
Sales / Payments	—	(12)
Balance as of June 30, 2026	$19	$34

Balance as of December 31, 2025	$19	$65
Net change in fair value	—	(19)
Sales / Payments	—	(12)
Balance as of June 30, 2026	$19	$34
________________________________________________________________________________________________________________________________________
(1)As of June 30, 2026, a Monte Carlo model was used to estimate the fair value of Contingent Consideration related to the Pearce acquisition. The unobservable inputs used for volatility and the discount rate were 17.6% and 4.9%, respectively.
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
•Investments in Unconsolidated Subsidiaries – A portion of these investments are carried at fair value as discussed above. It includes our equity investment and related interests in both public and non-public entities. Our previous ownership of common shares in Altus Power, Inc. (Altus) was considered Level 1 and was measured at fair value using a quoted price in an active market. On April 16, 2025, Altus was acquired by a third-party and as a result we no longer hold any shares in Altus. Certain non-controlling equity investments are considered Level 3.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of June 30, 2026 and
December 31, 2025 (dollars in millions). The estimated fair value is determined based on dealers’ quotes (which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 10 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Senior term loans due 2028	$1,220	$1,239	$1,263	$1,322
5.500% senior notes due 2029	510	519	498	496
4.800% senior notes due 2030	599	608	592	591
2.500% senior notes due 2031	449	454	493	493
4.900% senior notes due 2033	739	755	742	742
5.950% senior notes due 2034	1,041	1,068	978	977
5.500% senior notes due 2035	505	516	494	494
5.250% senior notes due 2036	740	—	735	—
•Notes Payable on Real Estate – As of June 30, 2026 and December 31, 2025, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $405 million and $197 million, respectively.
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
8.          Derivatives and Hedging Activities
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. These swaps are designated as either net investment or fair value hedges. We do not enter into derivative transactions for speculative or trading purposes. Derivative financial instruments that are not designated as hedges were immaterial as of June 30, 2026 and December 31, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the fair value of outstanding cross-currency swaps as of June 30, 2026 and
December 31, 2025 (dollars in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Line Item	Fair Value		Balance Sheet Line Item	Fair Value
		June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments (1)

Fair Value Hedge	Other current assets	$3	$2	Other current liabilities	$—	$1
Fair Value Hedge	Other assets	—	—	Other liabilities	40	51
Subtotal		3	2		40	52

Net Investment Hedge	Other current assets	76	50	Other current liabilities	—	—
Net Investment Hedge	Other assets	20	11	Other liabilities	303	240
Subtotal		96	61		303	240

Total Derivatives designated as Hedging		$99	$63		$343	$292
________________________________________________________________________________________________________________________________________
(1)As of June 30, 2026 and December 31, 2025, the gross notional amount of currency swaps designated as fair value hedges was $453 million and
$473 million, respectively; and the gross notional amount of currency swaps designated as net investment hedges was $5.5 billion and $3.9 billion, respectively. The notional amounts of our cross-currency swaps have been translated to U.S. Dollars at the foreign currency rates in effect at June 30,
2026, and December 31, 2025, respectively.
Fair Value Hedges
On July 10, 2023 and March 14, 2025, we entered into cross-currency swaps, designated as fair value hedges, to manage foreign currency exposure from the Tranche A (USD) Term Loans and Incremental USD Term Loans entered into by
Relam Amsterdam Holdings B.V., a Euro functional currency subsidiary (see Note 10 – Long-Term Debt and Short-Term
Borrowings). As of June 30, 2026 and December 31, 2025, the total principal outstanding balance of the loans was
$435 million, $24 million of which was current, and $447 million, $24 million of which was current, respectively. The swaps have an aggregate notional value of $435 million and $447 million as of June 30, 2026 and December 31, 2025, respectively, and will mature on July 10, 2028.
We also utilize additional cross-currency swaps designated as fair value hedges to manage foreign currency exposure related to intercompany loans. The total notional amount of this portfolio as of June 30, 2026 and December 31, 2025 was $18 million and $26 million, respectively.
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
The gains and losses on outstanding fair value hedges resulting from the change in foreign currency rates for the three and six months ended June 30, 2026 were gains of $5 million and losses of $11 million, respectively, and recorded in operating, administrative, and other on the consolidated statements of operations. These were offset by foreign currency transaction gains and losses on the related hedged loans resulting in no net loss for the three and six months ended June 30, 2026. Related to these cross-currency swaps, we recognized net gains of $1 million and $3 million, respectively, in interest income on the consolidated statements of operations for the three and six months ended June 30, 2026.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Losses on the fair value hedges outstanding resulting from the change in foreign currency rates for the three and six months ended June 30, 2025 were $40 million and $50 million, respectively, and recorded in operating, administrative, and other on the consolidated statements of operations. These losses were offset by foreign currency transaction gains on the hedged loans resulting in no net loss for the three and six months ended June 30, 2025. Related to these cross-currency swaps, we recognized net gains of $2 million in interest income on the consolidated statements of operations for both the three and six months ended June 30, 2025.
Net Investment Hedges
The company has entered into cross-currency swap contracts to manage our foreign currency exposures to net investments of subsidiaries with local functional currencies that differ from their parent subsidiaries. These contracts are designated as net investment hedges at the date of contract inception, in accordance with the appropriate accounting guidance.
These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within foreign currency translation (loss) gain as a component of AOCL, where it will remain until the hedged net investments are sold or substantially liquidated. The company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the Excluded Net Investment Hedge
Components on Cross Currency Swap Contracts are recognized into interest expense, net of interest income in the consolidated statements of operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument. As of June 30, 2026 and December 31, 2025, the total notional amount of these swaps was $5.5 billion and $3.9 billion, respectively. The swaps will mature between 2026 and 2045.
The following table summarizes the gains and losses recognized within AOCL and net income related to the cross-
currency swap contracts designated as net investment hedges for the three and six months ended June 30, 2026 and 2025
(dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative instruments designated as net investment hedges:
Gains (losses) recognized in AOCL on cross-currency swaps related to changes included in the assessment of hedge effectiveness	$64	$(88)	$87	$(134)
Gains (losses) recognized in AOCL on cross-currency swaps related to changes excluded from the assessment of hedge effectiveness	13	(215)	(134)	(174)
Total gains (losses) recognized in AOCL on cross-currency swaps	$77	$(303)	$(47)	$(308)
Net gains recognized in income (amount excluded from effectiveness testing):
Interest income	$22	$13	$36	$18
Concentrations of Credit Risk
The company is exposed to the risk of credit loss in the event of nonperformance by counterparties to derivative contracts. Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association, Inc, or “ISDA” master agreements) and credit support annex
(“CSA”) agreements which provide rules for collateral exchange. Certain of these CSA agreements contain date and exposure thresholds after which either we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions. Under these agreements, neither we, nor our counterparties, were required to post collateral as of either
June 30, 2026 or December 31, 2025. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant impact on our results of operations or financial condition due to our diversified pool of counterparties. In addition to the above, the
ISDA master agreements contain master netting provisions providing certain legal rights and abilities to offset exposures across trades with each counterparty. Notwithstanding any such rights, the company presents derivative balances on a “gross” basis in the Statement of Financial Position.

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
(dollars in millions):

Investment type	June 30, 2026	December 31, 2025
Real estate investments (in projects and funds)	$753	$772
Other	100	98
Total investment in unconsolidated subsidiaries	$853	$870
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars
in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Combined Condensed Statements of Operations Information:
Revenue	$781	$722	$1,639	$1,483
Operating income	335	293	672	536
Net income (1)	88	117	28	308
________________________________________________________________________________________________________________________________________
(1)Included in Net income are realized and unrealized earnings and losses in investments in unconsolidated investment funds and realized earnings and losses from sales of real estate projects in investments in unconsolidated subsidiaries. These realized and unrealized earnings and losses are not included in Revenue and Operating income.
During the three and six months ended June 30, 2026, we recognized other-than-temporary losses related to equity method investments of $8 million and $13 million, respectively. We also recognized non-cash asset impairment charges on real estate assets of $2 million and $5 million, respectively.
During three and six months ended June 30, 2025, we recorded non-cash asset impairment charges of $20 million related to equity method investments. There were no asset impairment charges or other significant non-recurring fair value measurement adjustments recorded during the three and six months ended June 30, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.        Long-Term Debt and Short-Term Borrowings
Long-term debt and short-term borrowings consist of the following (dollars in millions):

	June 30, 2026	December 31, 2025
Long-Term Debt
Senior term loans due 2028	$1,266	$1,325
5.500% senior notes due 2029	500	500
4.800% senior notes due 2030	600	600
2.500% senior notes due 2031	500	500
4.900% senior notes due 2033	750	750
5.950% senior notes due 2034	1,000	1,000
5.500% senior notes due 2035	500	500
5.250% senior notes due 2036	750	—
Other	5	6
Total long-term debt	5,871	5,181
Less: current maturities of long-term debt	69	71
Less: unamortized discount	57	47
Less: unamortized debt issuance costs	14	13
Total long-term debt, net of current maturities	$5,731	$5,050

Short-Term Borrowings
Warehouse lines of credit	$711	$1,609
Commercial paper program	1,575	852
Other	7	4
Total short-term borrowings	$2,293	$2,465
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We entered into a cross-currency swap to hedge the associated foreign currency exposure related to the Tranche A
(USD) Loans and the Incremental USD Term Loans. See Note 8 – Derivatives and Hedging Activities.
Borrowings denominated in euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. dollars under the 2023 Credit
Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period plus 10 basis points (Adjusted
Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus
1/2 of 1% and (z) the sum of (A) a Term SOFR rate published by CME Group Benchmark Administration Limited for an
interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of June 30, 2026, we had (i) $829 million of euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus EURIBOR) and (ii)
$434 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25%
plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group and
CBRE Services.
The 2023 Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2026.
On May 4, 2026, CBRE Services issued $750 million in aggregate principal amount of 5.250% senior notes due
June 1, 2036 (the 5.250% senior notes) at a price equal to 98.947% of their face value. The 5.250% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 5.250% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.250% per year and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2026. The 5.250% senior notes are redeemable at our option, in whole or in part, on or after March 1, 2036 at a redemption price of 100% of the principal amount on that date, plus accrued and unpaid interest, if any, to, but excluding the date of redemption. At any time prior to March 1, 2036, we may redeem all or a portion of the notes at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present value at the date of redemption of the remaining scheduled payments of principal and interest thereon to March 1, 2036, assuming the notes matured on March 1, 2036, discounted to the date of redemption on a semi-annual basis at an adjusted rate equal to the treasury rate plus 20 basis points, minus accrued interest to the date of redemption, plus, in either case, accrued and unpaid interest, if any, to the redemption date.
On November 13, 2025, CBRE Services issued $750 million in aggregate principal amount of 4.900% senior notes due
January 15, 2033 (the 4.900% senior notes) at a price equal to 99.813% of their face value. The 4.900% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 4.900% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 4.900% per year and is payable semi-
annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026.
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
On May 12, 2025, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due
June 15, 2035 (the 2035 5.500% senior notes) at a price equal to 99.549% of their face value. The 2035 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2035 5.500%
senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.500% per year and is payable semi-
annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On February 23, 2024, CBRE Services issued $500 million in aggregate principal amount of 5.500% senior notes due
April 1, 2029 (the 2029 5.500% senior notes) at a price equal to 99.837% of their face value. The 2029 5.500% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 2029 5.500%
senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.500% per year and is payable semi-
annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024.
On June 23, 2023, CBRE Services issued $1.0 billion in aggregate principal amount of 5.950% senior notes due
August 15, 2034 (the 5.950% senior notes) at a price equal to 98.174% of their face value. The 5.950% senior notes are unsecured obligations of CBRE Services, senior to all of its current and future subordinated indebtedness. The 5.950% senior notes are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.950% per year and is payable semi-
annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024.
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
The indentures governing our outstanding senior notes described above (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by
CBRE Group and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreements (as
defined below). The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of June 30, 2026.
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
The 5-Year Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 5-Year Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 5-Year Revolving Credit
Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 5-Year Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2026.
As of June 30, 2026, no amount was outstanding under the revolving credit facility provided for by the 5-Year
Revolving Credit Agreement. $24 million of letters of credit were outstanding as of June 30, 2026. As of December 31, 2025, no amount was outstanding under this revolving credit facility. $17 million of letters of credit were outstanding as of
December 31, 2025. Letters of credit are issued in the ordinary course of business and reduce the amount we may borrow under this revolving credit facility.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On June 23, 2026, we entered into a new 364-day senior unsecured Revolving Credit Agreement (the 364-Day
Revolving Credit Agreement, and together with the 5-Year Revolving Credit Agreement, the Revolving Credit Agreements),
which replaced our prior 364-day revolving credit agreement dated June 24, 2025. The 364-Day Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $1.0 billion and a maturity date of June 22, 2027. Borrowings bear interest at (i) our option, either (a)
a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period or (b) a base rate determined by reference to the greatest of (1) the prime rate determined by Wells Fargo, (2) the federal funds rate plus 1/2 of 1% and (3) the sum of (x) a Term SOFR rate published by CME Group Benchmark Administration Limited for an interest period of one month and (y) 1.00%, plus (ii) a rate equal to an applicable rate (in the case of borrowings based on the Term
SOFR rate, 0.645% to 1.125% and in the case of borrowings based on the base rate, 0.0% to 0.100%, in each case, as determined by reference to our Debt Rating (as defined in the 364-Day Revolving Credit Agreement)).
The 364-Day Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused).
The 364-Day Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 364-Day Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 364-Day Revolving Credit
Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 364-Day Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of June 30, 2026.
As of June 30, 2026, no amount was outstanding under the revolving credit facility provided for by the 364-Day
Revolving Credit Agreement. As of December 31, 2025, no amount was outstanding under our prior 364-day revolving credit facility.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group. The commercial paper notes and the guarantee rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of June 30, 2026, we had $1.6 billion in borrowings outstanding under our commercial paper program with a weighted-average annual interest rate of 4.08%. As of December 31, 2025, we had
$852 million in borrowings outstanding under our commercial paper program. At any point in time, the company intends to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
Turner & Townsend Revolving Credit Facility
Turner & Townsend previously maintained a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that was scheduled to mature on March 31, 2027.
Effective June 30, 2026, the Turner & Townsend credit agreement for the revolving credit facility was terminated and the facility has not been subsequently replaced as of the date of this report. As of December 31, 2025, no amount was outstanding under the Turner & Townsend revolving credit facility.
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
 Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	June 30, 2026	December 31, 2025
Assets
Operating	Operating lease assets	$2,117	$2,062
Finance	Other assets	325	334
Total leased assets		$2,442	$2,396
Liabilities
Current:
Operating	Operating lease liabilities	$323	$284
Finance	Other current liabilities	74	69
Non-current:
Operating	Non-current operating lease liabilities	2,161	2,121
Finance	Other liabilities	155	167
Total lease liabilities		$2,713	$2,641
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows
(dollars in millions):

	Six Months Ended June 30,
	2026	2025
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$205	$781
Right-of-use assets obtained in exchange for new finance lease liabilities	39	40
Other non-cash increases in operating lease right-of-use assets (2)	3	69
Other non-cash decreases in finance lease right-of-use assets (2)	(8)	(5)
________________________________________________________________________________________________________________________________________
(1)Right-of-use assets obtained in exchange for new operating lease liabilities for the six months ended June 30, 2026 decreased compared to the six months ended June 30, 2025, primarily due to leases acquired in conjunction with the Industrious acquisition in January 2025.
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with
Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $51.0 billion at June 30,
2026, of which $48.5 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of both June 30, 2026 and December 31, 2025, CBRE MCI had $165 million of letters of credit under this reserve arrangement and had recorded a liability of approximately $83 million and $79 million as of June 30, 2026 and December 31, 2025, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $771 million (including

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
$167 million of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to
Fannie Mae) at June 30, 2026.
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL
Program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both
June 30, 2026 and December 31, 2025, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of Credit
We had outstanding letters of credit totaling $344 million as of June 30, 2026, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’ outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The CBRE Capital Markets letters of credit totaling $170 million as of June 30, 2026 referred to in the preceding paragraphs are included in the
$344 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $318 million as of June 30, 2026, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $318 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of June 30, 2026, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-
entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
Performance and Payment Bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of June 30, 2026 and December 31, 2025, outstanding performance and payment bonds were $1.2 billion and $1.0 billion, respectively.
Deferred and Contingent Consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. Contingent consideration is measured at fair value each reporting period using significant unobservable inputs (see Note 7 – Fair Value
Measurements). As of June 30, 2026 and December 31, 2025, we had short-term deferred and contingent consideration of
$132 million and $149 million, respectively, which was included within accounts payable and accrued expenses, and long-term deferred and contingent consideration of $109 million and $130 million, respectively, which was included within other liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The company had indirect tax liabilities primarily related to sales and use tax of $106 million and $90 million for June 30, 2026 and December 31, 2025, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing or new tax laws and acquisitions or divestitures. We are currently under audit in several jurisdictions. In accordance with FASB ASC
Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of June 30, 2026, we had aggregate future commitments of $177 million related to co-investment funds. Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $145 million and $63 million to consolidated and unconsolidated projects, respectively, as of June 30, 2026.
Also refer to Note 17 – Telford Fire Safety Remediation for the details relating to the provision associated with fire safety remediation efforts by our subsidiary, Telford Homes.
13.        Income Taxes
Our provision for income taxes on a consolidated basis was $68 million for the three months ended June 30, 2026 as compared to a provision for income taxes of $61 million for the three months ended June 30, 2025. The increase of $7 million is primarily related to an increase in earnings. Our effective tax rate increased to 21.6% for the three months ended June 30,
2026 from 20.3% for the three months ended June 30, 2025.
Our provision for income taxes on a consolidated basis was $180 million for the six months ended June 30, 2026 as compared to a provision for income taxes of $113 million for the six months ended June 30, 2025. The increase of $67 million is primarily related to an increase in earnings. Our effective tax rate increased to 23.4% for the six months ended June 30, 2026 from 20.8% for the six months ended June 30, 2025.
Our effective tax rates for the three and six months ended June 30, 2026 were different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and permanent book tax differences.
On July 4, 2025, the U.S. federal government enacted H.R.1, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The 2026 impacts of the OBBBA are insignificant based on our current operations.
As of June 30, 2026 and December 31, 2025, the company had gross unrecognized tax benefits of $386 million and
$364 million, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14.        Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows
(dollars in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$204	$215	$522	$378
Weighted-average shares outstanding for basic income per share	291,824,424	297,950,927	293,089,123	299,113,472
Basic income per share attributable to CBRE Group, Inc. stockholders	$0.70	$0.72	$1.78	$1.26

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$204	$215	$522	$378
Weighted-average shares outstanding for basic income per share	291,824,424	297,950,927	293,089,123	299,113,472
Dilutive effect of contingently issuable shares	2,035,185	2,057,495	2,322,548	2,341,781
Weighted-average shares outstanding for diluted income per share	293,859,609	300,008,422	295,411,671	301,455,253
Diluted income per share attributable to CBRE Group, Inc. stockholders	$0.69	$0.72	$1.77	$1.25
For the three and six months ended June 30, 2026, 763,437 and 371,169, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
For the three and six months ended June 30, 2025, 639,807 and 412,610, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
Stock Repurchase Program
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of
$9.0 billion as of June 30, 2026. The board also extended the term of the 2024 program through December 31, 2029.
During the three months ended June 30, 2026, we repurchased 3,096,341 shares of our common stock with an average price of $133.94 per share for an aggregate of $414 million under the 2024 program. During the six months ended June 30,
2026, we repurchased 6,678,628 shares of our common stock with an average price of $141.55 per share for an aggregate of
$945 million under the 2024 program. As of June 30, 2026, we had approximately $3.9 billion of capacity remaining under the
2024 program.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15.        Revenue from Contracts with Customers
We account for revenue with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with
Customers” (Topic 606). Revenue is recognized when, or as control of, the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services.
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers by type of service and/or segment (dollars in millions):

	Three Months Ended June 30, 2026
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$5,311	$—	$—	$—	$5,311
Property management	—	699	—	—	(4)	695
Critical infrastructure	—	676	—	—	—	676
Project management	—	—	2,045	—	—	2,045
Advisory leasing	1,229	—	—	—	—	1,229
Advisory sales	551	—	—	—	—	551
Valuation	220	—	—	—	—	220
Other portfolio services	88	—	—	—	—	88
Commercial mortgage origination (1)(4)	67	—	—	—	—	67
Loan servicing (2)	39	—	—	—	—	39
Investment management	—	—	—	149	—	149
Development services	—	—	—	44	—	44
Topic 606 Revenue	2,194	6,686	2,045	193	(4)	11,114
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	30	—	—	—	—	30
Loan servicing	82	—	—	—	—	82
Development services (3)	—	—	—	—	—	—
Total Out of Scope of Topic 606 Revenue	112	—	—	—	—	112
Total Revenue	$2,306	$6,686	$2,045	$193	$(4)	$11,226

	Three Months Ended June 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,784	$—	$—	$—	$4,784
Property management	—	646	—	—	(7)	639
Critical infrastructure	—	403	—	—	—	403
Project management	—	—	1,717	—	—	1,717
Advisory leasing	995	—	—	—	—	995
Advisory sales	459	—	—	—	—	459
Valuation	196	—	—	—	—	196
Other portfolio services	97	—	—	—	—	97
Commercial mortgage origination (1)(4)	54	—	—	—	—	54
Loan servicing (2)	37	—	—	—	—	37
Investment management	—	—	—	145	—	145
Development services	—	—	—	70	—	70
Topic 606 Revenue	1,838	5,833	1,717	215	(7)	9,596
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	36	—	—	—	—	36
Loan servicing	85	—	—	—	—	85
Development services (3)	—	—	—	—	—	—
Total Out of Scope of Topic 606 Revenue	121	—	—	—	—	121
Total Revenue	$1,959	$5,833	$1,717	$215	$(7)	$9,717

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2026
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$10,540	$—	$—	$—	$10,540
Property management	—	1,383	—	—	(29)	1,354
Critical infrastructure	—	1,254	—	—	—	1,254
Project management	—	—	3,883	—	—	3,883
Advisory leasing	2,264	—	—	—	—	2,264
Advisory sales	1,064	—	—	—	—	1,064
Valuation	420	—	—	—	—	420
Other portfolio services	163	—	—	—	—	163
Commercial mortgage origination (1)(4)	128	—	—	—	—	128
Loan servicing (2)	76	—	—	—	—	76
Investment management	—	—	—	303	—	303
Development services	—	—	—	89	—	89
Topic 606 Revenue	4,115	13,177	3,883	392	(29)	21,538
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	50	—	—	—	—	50
Loan servicing	165	—	—	—	—	165
Development services (3)	—	—	—	—	—	—
Total Out of Scope of Topic 606 Revenue	215	—	—	—	—	215
Total Revenue	$4,330	$13,177	$3,883	$392	$(29)	$21,753

	Six Months Ended June 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$9,253	$—	$—	$—	$9,253
Property management	—	1,232	—	—	(11)	1,221
Critical infrastructure	—	741	—	—	—	741
Project management	—	—	3,311	—	—	3,311
Advisory leasing	1,857	—	—	—	—	1,857
Advisory sales	819	—	—	—	—	819
Valuation	379	—	—	—	—	379
Other portfolio services	178	—	—	—	—	178
Commercial mortgage origination (1)(4)	91	—	—	—	—	91
Loan servicing (2)	76	—	—	—	—	76
Investment management	—	—	—	299	—	299
Development services	—	—	—	143	—	143
Topic 606 Revenue	3,400	11,226	3,311	442	(11)	18,368
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	52	—	—	—	—	52
Loan servicing	166	—	—	—	—	166
Development services (3)	—	—	—	6	—	6
Total Out of Scope of Topic 606 Revenue	218	—	—	6	—	224
Total Revenue	$3,618	$11,226	$3,311	$448	$(11)	$18,592
________________________________________________________________________________________________________________________________________
(1)We earn fees for arranging financing for borrowers with third-party lender contacts. Such fees are in scope of Topic 606.
(2)Loan servicing fees earned from servicing contracts for which we do not hold mortgage servicing rights are in scope of Topic 606.
(3)Out of scope revenue consists of selling profit from transfers of sales-type leases accounted for in accordance with ASC 842, “Leases.”
(4)As described in Note 1 – Basis of Presentation, in the first quarter of 2026, we began reclassifying amortization associated with MSRs to net against revenue from commercial mortgage origination.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities
We had contract assets totaling $592 million ($520 million of which was current) and $565 million ($462 million of which was current) as of June 30, 2026 and December 31, 2025, respectively.
We had contract liabilities totaling $469 million (all of which was current) and $448 million (all of which was current)
as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, we recognized revenue of $242 million, that was included in the contract liability balance at December 31, 2025.
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
•net non-cash mortgage servicing rights,
•integration and other costs related to acquisitions,
•carried interest incentive compensation (reversal) expense to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•impact of fair value non-cash adjustments related to unconsolidated equity investments,
•business and finance transformation,
•costs associated with efficiency and cost-reduction initiatives, and
•provision associated with Telford’s fire safety remediation efforts.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2026.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in millions):

Three Months Ended June 30, 2026	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$2,306	$6,686	$2,045	$193	$(4)	$11,226
Pass-through costs (1)	8	3,534	1,080	—	—	4,622
Cost of revenue, excluding pass-through costs	1,358	2,461	686	15	(2)	4,518
Operating expenses and allocations	504	381	134	311	206	1,536
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(2)	(2)	—	8	—	4
Other income	—	5	1	—	—	6
Gain on disposition of real estate	—	—	—	5	—	5
Other segment adjustments (2)	15	22	1	162	70	270
Segment operating profit (loss)	$449	$335	$147	$42	$(138)	$835

Three Months Ended June 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$1,959	$5,833	$1,717	$215	$(7)	$9,717
Pass-through costs (1)	13	3,188	884	—	—	4,085
Cost of revenue, excluding pass-through costs	1,151	2,063	603	35	5	3,857
Operating expenses and allocations	455	343	118	182	177	1,275
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(1)	(17)	—	(2)	2	(18)
Other income	2	3	1	—	—	6
Gain on disposition of real estate	—	—	—	19	—	19
Other segment adjustments (2)	6	42	2	10	61	121
Segment operating profit (loss)	$347	$267	$115	$25	$(126)	$628

Six Months Ended June 30, 2026	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$4,330	$13,177	$3,883	$392	$(29)	$21,753
Pass-through costs (1)	16	7,047	2,007	—	—	9,070
Cost of revenue, excluding pass-through costs	2,539	4,832	1,337	41	(4)	8,745
Operating expenses and allocations	973	758	261	598	406	2,996
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(3)	—	—	1	(3)	(5)
Other income (loss)	1	16	1	—	(1)	17
Gain on disposition of real estate	—	—	—	286	20	306
Other segment adjustments (2)	24	59	3	182	133	401
Segment operating profit (loss)	$824	$615	$282	$222	$(282)	$1,661

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$3,618	$11,226	$3,311	$448	$(11)	$18,592
Pass-through costs (1)	25	6,147	1,711	—	—	7,883
Cost of revenue, excluding pass-through costs	2,106	3,985	1,150	82	1	7,324
Operating expenses and allocations	883	643	233	348	360	2,467
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	—	(16)	—	(9)	23	(2)
Other income (loss)	3	4	1	—	(1)	7
Gain on disposition of real estate	—	—	—	19	—	19
Other segment adjustments (2)	19	46	9	22	128	224
Segment operating profit (loss)	$626	$485	$227	$50	$(222)	$1,166
________________________________________________________________________________________________________________________________________
(1)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
(2)Other segment adjustments, as defined above.
(3)Eliminations represent revenue from transactions between operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and Amortization
Advisory Services	$33	$30	$66	$62
Building Operations & Experience	108	61	215	131
Project Management	26	26	52	51
Real Estate Investments	9	3	13	6
Corporate, other and eliminations	14	25	26	37
Total depreciation and amortization	$190	$145	$372	$287

Equity income (loss) from unconsolidated subsidiaries
Advisory Services	$(2)	$(1)	$(3)	$—
Building Operations & Experience	(2)	(17)	—	(16)
Project Management	—	—	—	—
Real Estate Investments	8	(2)	1	(9)
Corporate, other and eliminations	—	2	(3)	23
Equity income (loss) from unconsolidated subsidiaries	$4	$(18)	$(5)	$(2)

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to CBRE Group, Inc.	$204	$215	$522	$378
Net income attributable to non-controlling interests	43	25	67	53
Net income	247	240	589	431
Adjustments to increase (decrease) net income:
Depreciation and amortization	190	145	372	287
Interest expense, net of interest income	60	59	119	109
Write-off of financing costs on extinguished debt	—	2	—	2
Provision for income taxes	68	61	180	113
Net non-cash mortgage servicing rights	11	4	23	17
Integration and other costs related to acquisitions	45	76	114	144
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(11)	3	(10)	7
Charges related to indirect tax audits and settlements	—	—	—	(1)
Net results related to the wind-down of certain businesses (1)	10	8	30	14
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	2	—	2
Business and finance transformation	38	28	70	28
Costs associated with efficiency and cost-reduction initiatives	9	—	6	13
Provision associated with Telford’s fire safety remediation efforts	168	—	168	—
Total segment operating profit	$835	$628	$1,661	$1,166
________________________________________________________________________________________________________________________________________
(1)Management made the decision to wind down the legacy Telford Homes’ construction self-delivery business and certain businesses within the BOE
Segment.
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
United States	$6,400	$5,489	$12,381	$10,623
United Kingdom	1,524	1,386	2,971	2,619
All other countries	3,302	2,842	6,401	5,350
Total revenue	$11,226	$9,717	$21,753	$18,592
17.        Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $456 million and
$321 million as of June 30, 2026 and December 31, 2025, respectively, related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes. The $135 million net increase compared to year end 2025 reflects an expansion in the estimated scope and cost of remediation works of $168 million, net of the amount spent during the period. The primary drivers of the increase are fire engineer assessments, updated surveys, design evolution, regulatory feedback, the addition of internal fire containment work and incremental direct program costs.
The estimated cost of remediation is based on the best information available at the reporting date and reflects the subjective, complex, and variable nature of these remediation activities. Significant assumptions include building-specific remediation requirements, expected timing of completion, construction and remediation costs, availability of materials and

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
qualified fire safety professionals, potential discoveries during remediation, and changes in regulatory requirements and approvals.
We continue to actively monitor regulatory developments and remediation progress and will update our estimates as additional information becomes available.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the
three and six months ended June 30, 2026 should be read in conjunction with our consolidated financial statements and related notes included in our 2025 Annual Report on Form 10-K (2025 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Beginning with first-quarter 2026 results, we reclassified amortization associated with MSRs (mortgage servicing rights) to net against the related revenue (commercial mortgage origination). Historically, we have recognized the corresponding MSR intangible asset as an amortization expense over the estimated mortgage service period. Prior year amounts have been reclassified to conform with the 2026 presentation.
Business Environment
The strong recovery of the commercial real estate market continued in the first half of 2026. This is reflected in increased property leasing and sales activity, particularly in the U.S. Leasing activity in the U.S. remained strong across all property types, led by industrial and office, while global activity continued to strengthen in international markets as well.
During the second quarter, investment sales activity improved significantly in the U.S., while growth was more modest in overseas markets. Investment activity has been supported by broad capital availability, improved occupancy market fundamentals and narrower bid-ask spreads. Large occupiers’ growing appetite for outsourcing services continued to underpin demand for facilities management and project management activities, while the outsized growth of Artificial Intelligence investments and data center buildouts has fueled continued strong demand for critical infrastructure services. Through the first half of 2026, the ongoing Middle East conflict has had limited impact on CBRE’s business except for a slowdown in fundraising from capital sources based in the region.
Capital Allocation
We deployed $988 million in 2026 to repurchase 6,984,186 shares as of July 27, 2026.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2026		2025		2026		2025
Revenue:
Facilities management	$5,311	47.3%	$4,784	49.2%	$10,540	48.5%	$9,253	49.8%
Property management	699	6.2%	646	6.6%	1,383	6.4%	1,232	6.6%
Critical infrastructure	676	6.0%	403	4.1%	1,254	5.8%	741	4.0%
Project management	2,045	18.2%	1,717	17.7%	3,883	17.9%	3,311	17.8%
Advisory leasing	1,229	10.9%	995	10.2%	2,264	10.4%	1,857	10.0%
Valuation	220	2.0%	196	2.0%	420	1.9%	379	2.0%
Loan servicing	121	1.1%	122	1.3%	241	1.1%	242	1.3%
Other portfolio services	88	0.8%	97	1.0%	163	0.7%	178	1.0%
Capital markets:
Advisory sales	551	4.9%	459	4.7%	1,064	4.9%	819	4.4%
Commercial mortgage origination	97	0.9%	90	0.9%	178	0.8%	143	0.8%
Investment management	149	1.3%	145	1.5%	303	1.4%	299	1.6%
Development services	44	0.4%	70	0.7%	89	0.4%	149	0.8%
Corporate, other and eliminations	(4)	0.0%	(7)	(0.1)%	(29)	(0.1)%	(11)	(0.1)%
Total revenue	11,226	100.0%	9,717	100.0%	21,753	100.0%	18,592	100.0%
Costs and expenses:
Pass-through costs (2)	4,622	41.2%	4,085	42.0%	9,070	41.7%	7,883	42.4%
Cost of revenue, excluding pass-through costs	4,518	40.2%	3,857	39.7%	8,745	40.2%	7,324	39.4%
Operating, administrative and other	1,536	13.7%	1,275	13.1%	2,996	13.8%	2,467	13.3%
Depreciation and amortization	190	1.7%	145	1.5%	372	1.7%	287	1.5%
Total costs and expenses	10,866	96.8%	9,362	96.3%	21,183	97.4%	17,961	96.6%
Gain on disposition of real estate	5	0.0%	19	0.2%	306	1.4%	19	0.1%
Operating income	365	3.3%	374	3.8%	876	4.0%	650	3.5%
Equity income (loss) from unconsolidated subsidiaries	4	0.0%	(18)	(0.2)%	(5)	0.0%	(2)	—%
Other income	6	0.1%	6	0.1%	17	0.1%	7	0.0%
Interest expense, net of interest income	60	0.5%	59	0.6%	119	0.5%	109	0.6%
Write-off of financing costs on extinguished debt	—	0.0%	2	0.0%	—	0.0%	2	0.0%
Income before provision for income taxes	315	2.8%	301	3.1%	769	3.5%	544	2.9%
Provision for income taxes	68	0.6%	61	0.6%	180	0.8%	113	0.6%
Net income	247	2.2%	240	2.5%	589	2.7%	431	2.3%
Less: Net income attributable to non-controlling interests	43	0.4%	25	0.3%	67	0.3%	53	0.3%
Net income attributable to CBRE Group, Inc.	$204	1.8%	$215	2.2%	$522	2.4%	$378	2.0%
Core EBITDA	$836	7.4%	$626	6.4%	$1,667	7.7%	$1,144	6.2%
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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
We reported consolidated net income of $204 million for the quarter, on revenue of $11.2 billion as compared to consolidated net income of $215 million on revenue of $9.7 billion in the prior year.
Revenue increased 15.5% reflecting double-digit growth across the Advisory Services, Building Operations &
Experience (BOE) and Project Management segments, partially offset by a decrease in revenue in the Real Estate Investments
(REI) segment.
Foreign currency translation had a 1.2% positive impact on revenue, reflecting strength in the euro, Australian dollar and British pound sterling partially offset by weakness in the Indian rupee.
Pass-through costs increased 13.1% during the quarter as compared to the same period in prior year primarily due to revenue growth in the BOE and Project Management segments. Foreign currency translation had a 1.1% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 17.1% during the quarter as compared to the same period in prior year primarily reflecting business growth and higher employee compensation and commission expenses. Foreign currency translation had a 1.3% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-
through costs increased to 40.2% of total revenue from 39.7% driven by higher costs to support growth in revenues.
Operating, administrative and other expenses increased 20.5% during the quarter as compared to the same period in prior year. The increase was primarily due to an increase in the provision related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes (see Note 17 – Telford Fire Safety Remediation). In addition, operating, administrative and other expenses increased due to higher employee compensation expense, driven by business growth. Foreign currency translation had a 1.3% negative impact on total operating expenses during the quarter. Operating, administrative and other expenses as a percentage of revenue increased to 13.7% in the second quarter 2026 from 13.1% in the second quarter 2025, as operating expenses grew higher than revenue.
Depreciation and amortization expense increased by 31.0% during the quarter, as compared to the same period in prior year, reflecting higher amortization expense related to intangible assets from recent acquisitions, such as Pearce.
Gain on disposition of real estate decreased by $14 million during the quarter, driven by lower sales of real estate development assets in the REI segment, compared to the prior year.
We recorded equity income from unconsolidated subsidiaries of approximately $4 million, compared to equity loss of
$18 million in the second quarter 2025.
Interest expense, net of interest income, increased by 1.7%, compared with the second quarter 2025. This increase was primarily attributable to increased commercial paper borrowings and the issuance of $750 million in senior notes, offset by the impact of net investment hedging activity.
Our provision for income taxes on a consolidated basis was $68 million for the three months ended June 30, 2026 as compared to a provision for income taxes of $61 million for the three months ended June 30, 2025. The increase of $7 million is primarily related to an increase in earnings. Our effective tax rate increased to 21.6% for the three months ended June 30,
2026 from 20.3% for the three months ended June 30, 2025. Our effective tax rate for the three months ended June 30, 2026 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and permanent book tax differences.
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
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
We reported consolidated net income of $522 million for the six months ended June 30, 2026 on revenue of
$21.8 billion as compared to consolidated net income of $378 million on revenue of $18.6 billion for the six months ended
June 30, 2025.
Revenue increased 17.0%, reflecting double-digit growth across the Advisory Services, BOE and Project Management segments, partially offset by a decrease in revenue in the REI segment.
Foreign currency translation had a 2.6% positive impact on total revenue during the six months ended June 30, 2026, primarily driven by strength in the euro and British pound sterling, partially offset by weakness in the Indian rupee.
Pass-through costs increased 15.1% during the six months ended June 30, 2026 as compared to the same period in
2025 primarily due to revenue growth in the BOE and Project Management segments. Foreign currency translation had a 2.6%
negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 19.4% during the six months ended June 30, 2026 as compared to the same period in 2025 reflecting business growth and higher employee compensation and commission expenses.
Foreign currency translation had a 2.6% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs increased to 40.2% of total revenue from 39.4%.
Operating, administrative and other expenses increased 21.4% during the six months ended June 30, 2026 as compared to the same period last year primarily due to an increase in the provision related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes (see Note 17 – Telford Fire Safety Remediation). In addition, operating, administrative and other expenses increased due to higher employee compensation expense, driven by business growth. Foreign currency translation had a 2.6% negative impact on total operating expenses during the six months ended
June 30, 2026. Operating, administrative and other expenses as a percentage of revenue increased to 13.8% from 13.3%, as operating expenses grew higher than revenue.
Depreciation and amortization expense increased by 29.6% during the six months ended June 30, 2026 as compared to the same period in 2025, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions, such as Pearce.
Gain on disposition of real estate increased by $287 million during the six months ended June 30, 2026, driven by monetization of real estate development assets the REI segment.
We reported equity loss of $5 million during the six months ended June 30, 2026 primarily driven by fair value adjustments related to our equity investments, compared to equity loss of $2 million in the same period in 2025.
Interest expense, net of interest income, increased by 9.2% for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily attributable to increased commercial paper borrowings and the issuance of
$750 million in senior notes, offset by the impact of net investment hedging activity.
Our provision for income taxes on a consolidated basis was $180 million for the six months ended June 30, 2026 as compared to a provision for income taxes of $113 million in 2025. The increase of $67 million is primarily related to an increase in current year earnings. Our effective tax rate increased to 23.4% in six months ended June 30, 2026 as compared to
20.8% in 2025. Our effective tax rate for the six months ended June 30, 2026 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and permanent book tax differences.

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

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2026		2025		2026		2025
Revenue:
Advisory leasing	$1,229	53.3%	$995	50.8%	$2,264	52.3%	$1,857	51.3%
Valuation	220	9.5%	196	10.0%	420	9.7%	379	10.5%
Loan servicing	121	5.2%	122	6.2%	241	5.6%	242	6.7%
Other portfolio services	88	3.8%	97	5.0%	163	3.8%	178	4.9%
Capital markets:
Advisory sales	551	23.9%	459	23.4%	1,064	24.6%	819	22.6%
Commercial mortgage origination	97	4.2%	90	4.6%	178	4.1%	143	4.0%
Total segment revenue	2,306	100.0%	1,959	100.0%	4,330	100.0%	3,618	100.0%
Costs and expenses:
Pass-through costs (2)	8	0.3%	13	0.7%	16	0.4%	25	0.7%
Cost of revenue, excluding pass-through costs	1,358	58.9%	1,151	58.8%	2,539	58.6%	2,106	58.2%
Operating, administrative and other	504	21.9%	455	23.2%	973	22.5%	883	24.4%
Depreciation and amortization	33	1.4%	30	1.5%	66	1.5%	62	1.7%
Total costs and expenses	1,903	82.5%	1,649	84.2%	3,594	83.0%	3,076	85.0%
Operating income	403	17.5%	310	15.8%	736	17.0%	542	15.0%
Equity loss from unconsolidated subsidiaries	(2)	(0.1)%	(1)	(0.1)%	(3)	(0.1)%	—	0.0%
Other income	—	0.0%	2	0.1%	1	0.0%	3	0.1%
Add-back: Depreciation and amortization	33	1.4%	30	1.5%	66	1.5%	62	1.7%
Adjustments:
Net non-cash mortgage servicing rights	11	0.5%	4	0.2%	23	0.5%	17	0.5%
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	0.0%	2	0.1%	—	0.0%	2	0.1%
Business and finance transformation	4	0.2%	—	0.0%	6	0.1%	—	0.0%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	—	0.0%	(5)	(0.1)%	—	0.0%
Segment operating profit	$449		$347		$824		$626
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of total segment revenue.
(2)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue increased 17.7% during the quarter compared to the same period in 2025. Global leasing revenue rose 23.5%, led by office and industrial. The Americas grew 23.7%, with 23.5% growth in the United States; Europe, Middle East and
Africa (EMEA); which grew 26.5% and Asia Pacific (APAC) which grew 18.9%. Property sales revenue grew 20.0%, driven primarily by growth in the U.S. across industrial, multifamily, retail and office, with Asia Pacific and EMEA also contributing to growth in the period.
Foreign currency translation had a 0.9% positive impact on total revenue during the quarter, primarily driven by strength in the Australian dollar and euro partially offset by weakness in the Japanese yen and Indian rupee.
Cost of revenue, excluding pass-through costs increased 18.0%, primarily reflecting business growth and higher commission expense, salaries and bonus. Foreign currency translation had a 1.0% negative impact on total cost of revenue, excluding pass-through costs.

Operating, administrative and other expenses increased by 10.8%, as compared to the same period in 2025, primarily due to higher employee compensation and bonus, and higher business promotion and advertising expense, driven by growth in the business. Foreign currency translation had a 1.3% negative impact on total operating expenses.
For the three months ended June 30, 2026, gross income from mortgage servicing rights (MSR) was $27 million, offset by $38 million of amortization of related intangible assets, resulting in a net reduction to commercial mortgage origination revenue of $11 million. For the three months ended June 30, 2025, the comparable amounts were $33 million and
$37 million, respectively, resulting in a net reduction of $4 million. The increased net reduction reflects lower origination gains, as recent originations have shifted to shorter loan terms in a higher rate environment, with amortization remaining elevated on the servicing book established during the prior low-rate period.
In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of MSR on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the mortgage servicing rights to be retained is included in the forecasted proceeds from the anticipated loan sale and results in a net gain (which is reflected in revenue). Our MSRs are initially recorded at fair value. Subsequent to the initial recording, MSRs are amortized in proportion to and over the period that the servicing income is expected to be received based on projections and timing of estimated future net cash flows and assessed for impairment based on the fair value each reporting period. During the first quarter of 2026, we began reclassifying amortization associated with MSRs to net against the related revenue (commercial mortgage origination). Historically, the corresponding MSR intangible assets were amortized through amortization expense over the estimated mortgage service period. Prior year amounts have been reclassified to conform with the fiscal 2026 presentation.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue increased 19.7% for the six months ended June 30, 2026 as compared to the same period in 2025. Property sales revenue increased 29.9%, led by industrial, multifamily, retail and office in the U.S. and APAC. Global leasing revenue rose 21.9%, led by office, industrial and data centers leasing driven by Americas including 22.2% in the United States, EMEA which grew 21.9% and APAC which grew 20.6%.
Foreign currency translation had a 1.8% positive impact on total revenue during the six months ended June 30, 2026, primarily driven by strength in the euro and Australian dollar, partially offset by weakness in the Japanese yen and Indian rupee.
Cost of revenue, excluding pass-through costs increased 20.6%, primarily reflecting business growth and higher commission expense, salaries and bonus. Foreign currency translation had a 1.8% negative impact on total cost of revenue, excluding pass-through costs.
Operating, administrative and other expenses increased by 10.2% for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher employee compensation and bonus and higher business promotion and advertising expense, driven by growth in the business. Foreign currency translation had a 2.7% negative impact on total operating expenses.
For the six months ended June 30, 2026, gross income from MSRs was $53 million, offset by $76 million of amortization of related intangible assets resulting in a net reduction to commercial mortgage origination revenue of $23 million.
For the six months ended June 30, 2025, the comparable amounts were $55 million and $72 million, respectively, resulting in a net reduction of $17 million. The increased net reduction reflects lower origination gains, as recent originations have shifted to shorter loan terms in a higher rate environment, with amortization remaining elevated on the servicing book established during the prior low-rate period.

Building Operations & Experience
The following table summarizes our results of operations for our BOE operating segment for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2026		2025		2026		2025
Revenue:
Facilities management	$5,311	79.4%	$4,784	82.0%	$10,540	80.0%	$9,253	82.4%
Property management	699	10.5%	646	11.1%	1,383	10.5%	1,232	11.0%
Critical infrastructure	676	10.1%	403	6.9%	1,254	9.5%	741	6.6%
Total segment revenue	6,686	100.0%	5,833	100.0%	13,177	100.0%	11,226	100.0%
Costs and expenses:
Pass-through costs (2)	3,534	52.9%	3,188	54.7%	7,047	53.5%	6,147	54.8%
Cost of revenue, excluding pass-through costs	2,461	36.8%	2,063	35.4%	4,832	36.7%	3,985	35.5%
Operating, administrative and other	381	5.7%	343	5.9%	758	5.8%	643	5.7%
Depreciation and amortization	108	1.6%	61	1.0%	215	1.6%	131	1.2%
Total costs and expenses	6,484	97.0%	5,655	96.9%	12,852	97.5%	10,906	97.1%
Operating income	202	3.0%	178	3.1%	325	2.5%	320	2.9%
Equity loss from unconsolidated subsidiaries	(2)	0.0%	(17)	(0.3)%	—	0.0%	(16)	(0.1)%
Other income	5	0.1%	3	0.1%	16	0.1%	4	0.0%
Add-back: Depreciation and amortization	108	1.6%	61	1.0%	215	1.6%	131	1.2%
Adjustments:
Integration and other costs related to acquisitions	3	0.0%	42	0.7%	29	0.2%	46	0.4%
Net results related to the wind-down of certain businesses (3)	5	0.1%	—	0.0%	6	0.0%	—	0.0%
Business and finance transformation	14	0.2%	—	0.0%	24	0.2%	—	0.0%
Segment operating profit	$335		$267		$615		$485
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of total segment revenue.
(2)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
(3)Management made the decision to wind down certain businesses within the BOE Segment.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue increased 14.6%, primarily driven by strong growth in critical infrastructure and facilities management.
Critical infrastructure reflected expansion of CBRE’s work for data centers, as well as contribution from the recent Pearce acquisition. Facilities management was once again driven by strong growth in our local facilities management business, notably in the Americas. Enterprise facilities management revenue growth was led by strong activity across the technology, media and telecom sectors. Foreign currency translation had a 1.4% positive impact on total revenue during the quarter, primarily driven by strength in the euro partially offset by weakness in the Indian rupee.
Pass-through costs increased 10.9% during the quarter as compared to the same period in 2025 primarily due to revenue growth in the BOE segment. Foreign currency translation had a 1.3% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 19.3%, driven primarily by professional compensation costs associated with revenue growth. Foreign currency translation had a 1.6% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.8% of total revenue, and increased compared to
35.4% in the second quarter 2025.
Operating, administrative and other expenses increased 11.1%, primarily due to higher employee compensation.
Foreign currency translation had a 1.5% negative impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 77.0%, reflecting higher amortization expense related to intangible assets from recent acquisitions, such as Pearce.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue increased 17.4% for the six months ended June 30, 2026 as compared to the same period in 2025, reflecting double-digit growth in critical infrastructure, facilities management and property management, primarily due to growth in new client wins driving increased management fees and reimbursements as well as the impact from recent acquisitions. Foreign currency translation had a 2.8% positive impact on total revenue, primarily driven by strength in the euro and British pound sterling, and partially offset by weakness in the Indian rupee.
Pass-through costs increased 14.6% during the six months ended June 30, 2026 as compared to the same period in
2025 primarily due to revenue growth in the BOE segment. Foreign currency translation had a 2.8% negative impact on pass-
through costs.
Cost of revenue, excluding pass-through costs increased 21.3%, driven primarily by professional compensation costs associated with revenue growth. Foreign currency translation had a 2.8% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.7% of total revenue, an increase from 35.5% for the six months ended June 30, 2025.
Operating, administrative and other expenses increased 17.9%, primarily due to higher employee compensation.
Foreign currency translation had a 2.8% negative impact on total operating expenses during the six months ended June 30,
2026.
Depreciation and amortization expense increased 64.1%, reflecting higher expenses related to intangible assets from recent acquisitions, such as Pearce.
Project Management
The following table summarizes our results of operations for our Project Management operating segment for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2026		2025		2026		2025
Segment revenue	$2,045	100.0%	$1,717	100.0%	$3,883	100.0%	$3,311	100.0%
Costs and expenses:
Pass-through costs (2)	1,080	52.8%	884	51.5%	2,007	51.7%	1,711	51.7%
Cost of revenue, excluding pass-through costs	686	33.5%	603	35.1%	1,337	34.4%	1,150	34.7%
Operating, administrative and other	134	6.6%	118	6.9%	261	6.7%	233	7.0%
Depreciation and amortization	26	1.3%	26	1.5%	52	1.3%	51	1.5%
Total costs and expenses	1,926	94.2%	1,631	95.0%	3,657	94.2%	3,145	95.0%
Operating income	119	5.8%	86	5.0%	226	5.8%	166	5.0%
Other income	1	0.0%	1	0.1%	1	0.0%	1	0.0%
Add-back: Depreciation and amortization	26	1.3%	26	1.5%	52	1.3%	51	1.5%
Adjustments:
Integration and other costs related to acquisitions	1	0.0%	2	0.1%	3	0.1%	9	0.3%
Segment operating profit	$147		$115		$282		$227
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of total segment revenue.
(2)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue increased 19.1% due to strong infrastructure activity in the United Kingdom, Europe and the Middle East, as
well as strong gains in real estate projects in North America and Asia. Foreign currency translation had a 1.1% positive impact on total revenue during the quarter, primarily driven by strength in the euro, Australian dollar and British pound sterling partially offset by weakness in Indian rupee.
Pass-through costs increased 22.2% during the quarter as compared to the same period in 2025 primarily due to increased client programs. Foreign currency translation had a 0.6% negative impact on pass-through costs.

Cost of revenue, excluding pass-through costs increased 13.8%, driven by increased professional compensation and third party spend. Foreign currency translation had a 1.5% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 33.5% of total revenue, and down from 35.1% in the second quarter
2025.
Operating, administrative and other expenses increased 13.6%, primarily due to higher employee compensation related expenses. Foreign currency translation had a 3.4% negative impact on total operating expenses during the quarter.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue increased 17.3% for the six months ended June 30, 2026, led by strong business activity in the United
Kingdom, Europe, Asia, North America and the Middle East, as well as increased revenue from pass-through costs. Foreign currency translation had a 2.7% positive impact on total revenue, primarily driven by strength in the British pound sterling and euro, and partially offset by weakness in the Indian rupee.
Pass-through costs increased 17.3% during the six months ended June 30, 2026 as compared to the same period in
2025 primarily due to increased client programs. Foreign currency translation had a 1.8% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 16.3%, driven by increased professional compensation, third party spend and higher reimbursable expenses. Foreign currency translation had a 3.5% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 34.4% of total revenue and slightly down from 34.7% compared to six months ended June 30, 2025.
Operating, administrative and other expenses increased 12.0%, primarily due to higher employee compensation related expenses and higher office management and administrative salaries. Foreign currency translation had a 3.4% negative impact on total operating expenses during the six months ended June 30, 2026.

Real Estate Investments
The following table summarizes our results of operations for our REI operating segment for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2026		2025		2026		2025
Revenue:
Investment management	$149	77.2%	$145	67.4%	$303	77.3%	$299	66.7%
Development services	44	22.8%	70	32.6%	89	22.7%	149	33.3%
Total segment revenue	193	100.0%	215	100.0%	392	100.0%	448	100.0%
Costs and expenses:
Cost of revenue	15	7.8%	35	16.3%	41	10.5%	82	18.3%
Operating, administrative and other	311	161.1%	182	84.7%	598	152.6%	348	77.7%
Depreciation and amortization	9	4.7%	3	1.4%	13	3.3%	6	1.3%
Total costs and expenses	335	173.6%	220	102.3%	652	166.3%	436	97.3%
Gain on disposition of real estate	5	2.6%	19	8.8%	286	73.0%	19	4.2%
Operating (loss) income	(137)	(71.0)%	14	6.5%	26	6.6%	31	6.9%
Equity income (loss) from unconsolidated subsidiaries	8	4.1%	(2)	(0.9)%	1	0.3%	(9)	(2.0)%
Add-back: Depreciation and amortization	9	4.7%	3	1.4%	13	3.3%	6	1.3%
Adjustments:
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(11)	(5.7)%	3	1.4%	(10)	(2.6)%	7	1.6%
Net results related to the wind-down of certain businesses (2)	5	2.6%	8	3.7%	24	6.1%	14	3.1%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	(1)	(0.5)%	—	0.0%	1	0.2%
Provision associated with Telford’s fire safety remediation efforts	168	87.0%	—	0.0%	168	42.9%	—	0.0%
Segment operating profit	$42		$25		$222		$50
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of total segment revenue.
(2)Management made the decision to wind down the legacy Telford Homes’ construction self-delivery business.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue decreased 10.2% for the current quarter primarily due to lower fees from development services, partially offset by increased investment management revenue. Foreign currency translation had a 1.4% positive impact on total revenue during the quarter primarily driven by strength in the euro and British pound sterling.
Cost of revenue decreased 57.1% in the quarter as compared to the same period in 2025 due to lower construction management costs incurred on our real estate development projects. Foreign currency translation had a negligible impact on total cost of revenue during the quarter.
Operating, administrative and other expenses increased 70.9% primarily due to an increase in the provision related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes (see Note 17 – Telford
Fire Safety Remediation). This was partially offset by a decrease in total compensation in our investment management and development services lines of business. Foreign currency translation had a 0.5% negative impact on total operating expenses.
Gain on disposition of real estate decreased by $14 million compared with second quarter 2025, driven by lower monetization of real estate development assets in the current period versus higher sales in the prior year quarter.
We recorded equity income from unconsolidated subsidiaries of approximately $8 million versus equity loss of
$2 million during the same period in 2025 primarily due to higher sales in the current period.

Below is a rollforward of our assets under management (AUM) by product type for the three months ended June 30,
2026 (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at March 31, 2026	$69.3	$75.2	$10.7	$155.2
Inflows	1.3	1.7	0.4	3.4
Outflows	(0.5)	(3.3)	(0.4)	(4.2)
Market (depreciation) appreciation	(0.5)	0.3	0.6	0.4
Balance at June 30, 2026	$69.6	$73.9	$11.3	$154.8
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
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue decreased 12.5% for the six months ended June 30, 2026 primarily due to due to lower management and development fees from development services. Foreign currency translation had a 2.9% positive impact on total revenue during the six months ended June 30, 2026, primarily driven by strength in the euro and British pound sterling.
Cost of revenue decreased 50.0% for the six months ended June 30, 2026 as compared to the same period in 2025 due to lower construction management costs incurred on our real estate development projects. Foreign currency translation had a
2.4% negative impact on total cost of revenue during the six months ended June 30, 2026.
Operating, administrative and other expenses increased 71.8%, primarily due to an increase in the provision related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes (see Note 17 – Telford
Fire Safety Remediation) and an increase in total compensation in our development services lines of business resulting from an increase in development sales during the six months ended June 30, 2026. Foreign currency translation had a 2.9% negative impact on total operating expenses.
Gain on disposition of real estate increased by $267 million compared to the same period in 2025 driven by higher monetization of real estate development assets in 2026.
We recorded equity income from unconsolidated subsidiaries of approximately $1 million primarily due to sales in the current year. We recorded equity loss of $9 million during the same period in 2025 due to negative co-investment returns.

Below is a rollforward of our assets under management (AUM) by product type for the six months ended June 30,
2026 (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2025	$68.9	$75.8	$10.8	$155.5
Inflows	2.2	2.5	0.7	5.4
Outflows	(1.3)	(4.3)	(1.1)	(6.7)
Market (depreciation) appreciation	(0.2)	(0.1)	0.9	0.6
Balance at June 30, 2026	$69.6	$73.9	$11.3	$154.8
We describe above how we calculate AUM. Also, as noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.
Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-
core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as
Corporate and other. The following table summarizes our results of operations for our core Corporate and other segment for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
	2026	2025	2026	2025
Elimination of inter-segment revenue	$(4)	$(7)	$(29)	$(11)
Costs and expenses:
Cost of revenue (2)	(2)	5	(4)	1
Operating, administrative and other	206	177	406	360
Depreciation and amortization	14	25	26	37
Total costs and expenses	218	207	428	398
Gain on disposition of real estate (2)	—	—	20	—
Operating loss	(222)	(214)	(437)	(409)
Equity income (loss) from unconsolidated subsidiaries	—	2	(3)	23
Other loss	—	—	(1)	(1)
Add-back: Depreciation and amortization	14	25	26	37
Adjustments:
Integration and other costs related to acquisitions	41	32	82	89
Charges related to indirect tax audits and settlements	—	—	—	(1)
Business and finance transformation	20	28	40	28
Costs associated with efficiency and cost-reduction initiatives	9	1	11	12
Segment operating loss	$(138)	$(126)	$(282)	$(222)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Core Corporate
Operating, administrative and other expenses for our core corporate functions rose 16.4% to $206 million for the second quarter of 2026, mainly due to higher management incentive compensation related to our strong performance.
Other (Non-core)
We had no equity losses in the second quarter of 2026. This compares with $2 million of equity income in the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Core Corporate
Operating, administrative and other expenses for our core corporate functions rose 12.8% to $406 million for the six months ended June 30, 2026, mainly due to higher management incentive compensation related to our strong performance.
Other (Non-core)
We recorded equity loss of $3 million in the six months ended June 30, 2026, driven by a fair value adjustment related to our equity investments. This compares with equity income of $23 million recognized during the same period in 2025, primarily reflecting the higher value of our investment in Altus, which was sold in the second quarter of 2025.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2026 include approximately $500 million of anticipated capital expenditures, net of tenant concessions.
During the six months ended June 30, 2026, we incurred $195 million of capital expenditures. As of June 30, 2026, we had aggregate future commitments of $177 million related to co-investment funds in our REI segment, approximately $50 million of which is expected to be funded in 2026. Additionally, as of June 30, 2026, we are committed to fund additional capital of
$145 million and $63 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of June 30,
2026, we had $2.9 billion of borrowings available under our revolving credit facilities (under both the 5-Year Revolving Credit
Agreement and 364-Day Revolving Credit Agreement, as described below) and $1.5 billion of cash and cash equivalents. At any point in time, we intend to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding. As of June 30, 2026 and December 31, 2025, we had
$1.6 billion and $852 million, respectively, in outstanding borrowings under the commercial paper program.
We have historically relied on our internally generated cash flow, our revolving credit facilities and commercial paper program to fund our working capital, capital expenditures, share repurchases, and general investment requirements (including in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements. In the absence of extraordinary events, large strategic acquisitions or large returns of capital to shareholders, we anticipate that our cash flow from operations, our revolving credit facilities and commercial paper program will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. Given compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and/or bonus basis that correlates with their revenue production, the negative effect of difficult market conditions is partially mitigated by the inherent variability of our compensation structure. We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing senior notes, through tender offers, in privately negotiated or open market transactions, or otherwise.
On May 4, 2026, we issued $750 million in aggregate principal amount of 5.250% senior notes due 2036, generating aggregate net proceeds of approximately $735 million, after offering expenses. We used the net proceeds from this offering to repay borrowings under our commercial paper program.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of June 30, 2026 and December 31, 2025, we had accrued deferred purchase consideration totaling $241 million ($132 million of which was a current liability) and $279 million

($149 million of which was a current liability), respectively, which was included in “Accounts payable and accrued expenses”
and in “Other long-term liabilities” in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly
Report.
Lastly, as described in Note 14 – Income Per Share and Stockholders’ Equity of the Notes to Consolidated Financial
Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2024, our Board of Directors (Board)
authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program)
bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of June 30, 2026. The Board also extended the term of the 2024 program through December 31, 2029.
During the three months ended June 30, 2026, we repurchased 3,096,341 shares of our common stock with an average price of $133.94 per share for an aggregate of $414 million under the 2024 program. During the six months ended June 30,
2026, we repurchased 6,678,628 shares of our common stock with an average price of $141.55 per share for an aggregate of
$945 million under the 2024 program. During the period from July 1, 2026 through July 27, 2026, we repurchased 305,558 shares of our common stock with an average price of $140.73 per share for an aggregate of $43 million. As of both June 30,
2026 and July 27, 2026, we had $3.9 billion of capacity remaining under the 2024 program. These stock repurchases were funded with cash on hand and proceeds from our commercial paper program.
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
Historical Cash Flows
Operating Activities
Net cash used in operating activities totaled $687 million for the six months ended June 30, 2026 as compared to net cash used in operating activities of $489 million during the six months ended June 30, 2025. The increase in net cash used in operating activities was driven by net outflows associated with working capital movements, largely due to higher accounts receivable due to revenue growth and the timing of cash collections.
Investing Activities
Net cash used in investing activities totaled $209 million for the six months ended June 30, 2026 as compared to net cash used in investing activities of $467 million during the six months ended June 30, 2025. The decrease in net cash used in investing activities for the six months ended June 30, 2026 was driven by proceeds from the disposition of real estate assets, offset by cash paid for the acquisition and development of real estate and capital expenditures. In addition, net cash used in investing activities was higher in the prior year, due to the acquisition of Industrious in the first quarter 2025.
Financing Activities
Net cash provided by financing activities totaled $527 million for the six months ended June 30, 2026 as compared to net cash provided by financing activities of $1,160 million for the six months ended June 30, 2025. The decreased cash inflow was primarily driven by lower net proceeds from the issuance of commercial paper and long-term debt, offset by higher cash outflows to repurchase common stock.

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
The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-
denominated term loans in an aggregate principal amount of €367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S.
Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans) with weighted-
average interest rate of 4.0% as of June 30, 2026, both requiring quarterly principal payments beginning on December 31, 2024 and continuing through maturity on July 10, 2028. The proceeds of these term loans under the 2023 Credit Agreement were applied to the repayment of all remaining outstanding senior term loans, approximately $437 million, under the previous credit agreement, the payment of related fees and expenses and other general corporate purposes.
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
On May 4, 2026, CBRE Services issued $750 million in aggregate principal amount of 5.250% senior notes due
June 1, 2036 (the 5.250% senior notes) at a price equal to 98.947% of their face value. The 5.250% senior notes are unsecured obligations of CBRE Services and are guaranteed on a senior basis by CBRE Group. Interest accrues at a rate of 5.250% per year and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2026.
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

	June 30, 2026	December 31, 2025
Balance Sheet Data:
Current assets	$71	$61
Non-current assets	1,763	1,755
Total assets	$1,834	$1,816

Current liabilities	$1,660	$908
Non-current liabilities (1)	12,304	12,364
Total liabilities (1)	$13,964	$13,272

	Six Months Ended June 30,
	2026	2025
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(1)	(7)
Net loss	(237)	(193)
________________________________________________________________________________________________________________________________________
(1)Includes $7.4 billion and $8.3 billion of intercompany loan payables to non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025, respectively. All intercompany balances and transactions between CBRE Group and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 12 – Long-Term Debt and Short-Term Borrowings of
the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2025 Annual Report and Note 10 – Long-
Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

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
As of June 30, 2026, no amount was outstanding under the revolving credit facility provided for by the 5-Year
Revolving Credit Agreement. $24 million of letters of credit were outstanding as of June 30, 2026. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility. As of
December 31, 2025, no amount was outstanding under this revolving credit facility. $17 million of letters of credit were outstanding as of December 31, 2025.
On June 23, 2026, we entered into a new 364-day senior unsecured Revolving Credit Agreement (the 364-Day
Revolving Credit Agreement, and together with the 5-Year Revolving Credit Agreement, the Revolving Credit Agreements),
which replaced our prior 364-day revolving credit agreement dated June 24, 2025. The 364-Day Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $1.0 billion and a maturity date of June 22, 2027.
The 364-Day Revolving Credit Agreement requires us to pay a fee based on the total amount of the revolving credit facility commitment (whether used or unused). The 364-Day Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group.
As of both June 30, 2026, and December 31, 2025 no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group. The program notes and the guarantee will rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the Revolving Credit
Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of June 30,
2026, we had $1.6 billion in outstanding borrowings under the commercial paper program with a weighted-average annual interest rate of 4.08%. As of July 27, 2026 and December 31, 2025, we had $1.6 billion and $852 million, respectively, in outstanding borrowings under the commercial paper program.
Turner & Townsend previously maintained a £120 million revolving credit facility pursuant to a credit agreement dated March 31, 2022, with an additional accordion option of £20 million, that was scheduled to mature on March 31, 2027.
Effective June 30, 2026, the Turner & Townsend credit agreement for the revolving credit facility was terminated and the facility has not been subsequently replaced as of the date of this report. As of December 31, 2025, no amount was outstanding under the Turner & Townsend revolving credit facility.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and contingencies can be found in our 2025 Annual Report. There have been no material changes to these policies and estimates as of June 30, 2026.
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
•net non-cash mortgage servicing rights,
•integration and other costs related to acquisitions,
•carried interest incentive compensation (reversal) expense to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•impact of fair value non-cash adjustments related to unconsolidated equity investments,
•business and finance transformation,
•costs associated with efficiency and cost-reduction initiatives,
•provision associated with Telford’s fire safety remediation efforts, and
•net fair value adjustments on strategic non-core investments.
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
Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to CBRE Group, Inc.	$204	$215	$522	$378
Net income attributable to non-controlling interests	43	25	67	53
Net income	247	240	589	431
Adjustments:
Depreciation and amortization	190	145	372	287
Interest expense, net of interest income	60	59	119	109
Write-off of financing costs on extinguished debt	—	2	—	2
Provision for income taxes	68	61	180	113
Net non-cash mortgage servicing rights	11	4	23	17
Integration and other costs related to acquisitions	45	76	114	144
Carried interest incentive compensation (reversal) expense to align with the timing of associated revenue	(11)	3	(10)	7
Charges related to indirect tax audits and settlements	—	—	—	(1)
Net results related to the wind-down of certain businesses (1)	10	8	30	14
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	2	—	2
Business and finance transformation	38	28	70	28
Costs associated with efficiency and cost-reduction initiatives	9	—	6	13
Provision associated with Telford’s fire safety remediation efforts	168	—	168	—
Net fair value adjustments on strategic non-core investments	1	(2)	6	(22)
Core EBITDA	$836	$626	$1,667	$1,144
________________________________________________________________________________________________________________________________________
(1)Management made the decision to wind down the legacy Telford Homes’ construction self-delivery business and certain businesses within the BOE
Segment.

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
•the ability of our indirect wholly owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) to
periodically amend, or replace, on satisfactory terms, the agreements for its warehouse lines of credit;
•declines in lending activity of U.S. Government Sponsored Enterprises, regulatory oversight of such activity and our loan servicing revenue from the commercial real estate mortgage market;
•changes in U.S. and international law and regulatory environments (including relating to anti-corruption, anti-
money laundering, trade sanctions, tariffs, currency controls and other trade control laws), particularly in Asia,
Africa, Russia, Eastern Europe and the Middle East, due to the level of political instability in those regions;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risks primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. See Note 7 – Fair Value
Measurements and Note 8 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements set forth in
Item 1 of this Quarterly Report for additional information on fair value methodology used to value the swaps at June 30, 2026.
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
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar. We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. As of June 30, 2026, we had outstanding cross-currency swaps with a total fair value of $99 million included in other assets and $343 million included in other liabilities.
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
During the three and six months ended June 30, 2026, approximately 43.0% and 43.1% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
United States dollar	$6,400	57.0%	$5,492	56.5%	$12,383	56.9%	$10,627	57.2%
British pound sterling	1,525	13.6%	1,386	14.3%	2,969	13.6%	2,620	14.1%
Euro	1,108	9.9%	908	9.3%	2,132	9.8%	1,674	9.0%
Canadian dollar	363	3.2%	278	2.9%	688	3.2%	529	2.8%
Australian dollar	267	2.4%	228	2.3%	490	2.3%	410	2.2%
Indian rupee	229	2.0%	222	2.3%	466	2.1%	436	2.3%
Japanese yen	141	1.3%	136	1.4%	294	1.4%	261	1.4%
Singapore dollar	116	1.0%	104	1.1%	238	1.1%	205	1.1%
Swiss franc	102	0.9%	111	1.1%	222	1.0%	223	1.2%
Chinese yuan	117	1.0%	113	1.2%	218	1.0%	219	1.2%
Other currencies (1)	858	7.7%	739	7.6%	1,653	7.6%	1,388	7.5%
Total revenue	$11,226	100.0%	$9,717	100.0%	$21,753	100.0%	$18,592	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 49 and 46 currencies comprise 7.7% and 7.6% of our revenues for the three months ended June 30, 2026 and 2025, respectively.
Approximately 49 and 46 currencies comprise 7.6% and 7.5% of our revenues for the six months ended June 30, 2026 and 2025, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the
U.S. dollar will negatively or positively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the six months ended June 30, 2026, would have increased pre-tax income by
$17 million. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have decreased pre-tax income by $12 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. We may also enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. No interest rate swap agreements were outstanding as of June 30, 2026 or December 31, 2025.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase
100 basis points on our outstanding variable rate debt as of June 30, 2026, the net impact of the additional interest cost would be a decrease of $14 million on pre-tax income for the six months ended June 30, 2026.
For additional information on the estimated fair value and carrying value of our long-term debt, see Note 12 – Long-
Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements set forth in Item 8 included in our
2025 Annual Report and Note 10 – Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial
Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Item 4.Controls and Procedures
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of
June 30, 2026 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30,
2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2025 Annual Report.
Item 1A.Risk Factors
There have been no material changes to our risk factors as previously disclosed in our 2025 Annual Report.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended June 30, 2026 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	152,908	$139.67	152,908
May 1, 2026 - May 31, 2026	1,771,331	133.44	1,771,331
June 1, 2026 - June 30, 2026	1,172,102	133.95	1,172,102
	3,096,341	$133.94	3,096,341	$3,921
_______________________________
(1)In November 2024, our Board authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program)
bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of June 30, 2026. The Board also extended the term of the 2024 program through December 31, 2029. During the second quarter of 2026, we repurchased an aggregate of $414 million of our common stock under the
2024 program. The remaining $3.9 billion in the table represents the amount available to repurchase shares under the 2024 program as of June 30, 2026.
Our stock repurchase program does not obligate us to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule
10b5-1 under the Exchange Act. We may utilize our stock repurchase programs to continue offsetting the impact of our stock-
based compensation program and on a more opportunistic basis if we believe our stock presents a compelling investment compared to other discretionary uses. The timing of any future repurchases and the actual amounts repurchased will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and other factors.

Item 5.Other Information
During the three months ended June 30, 2026, one of our independent directors, Gerardo I. Lopez, entered into a Rule
10b5-1 Trading Plan (the Lopez Trading Plan) to purchase shares of the company’s Class A common stock. Additionally, during the three months ended June 30, 2026, our Chief Legal & Administrative Officer, Chad J. Doellinger, entered into a
Rule 10b5-1 Trading Plan (the Doellinger Trading Plan) to sell shares of the company’s Class A common stock.
The table below provides certain information regarding the Trading Plans.

Name	Plan Adoption Date	Trade Commencement Date	Maximum Number of Shares That May Be Purchased or Sold Under the Plan	Plan Expiration Date
Gerardo I. Lopez	April 24, 2026	August 12, 2026	500 (purchased)	August 12, 2027
Chad J. Doellinger	April 24, 2026	August 13, 2026	(1)	May 14, 2027
_______________________________
(1)The Doellinger Trading Plan covers the sale of (i) 228 shares of the company’s Class A common stock and (ii) up to 5,304 shares of the company’s Class
A common stock in connection with the vesting of certain stock unit grants in 2027. The actual number of shares to be sold under this arrangement will be determined based on the number of shares withheld to satisfy tax withholding obligations upon the vesting of such awards and, in some cases, the achievement of certain performance-based vesting conditions and is not yet determinable.
We refer to the Lopez Trading Plan and the Doellinger Trading Plan collectively as the Trading Plans. The Trading
Plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Trading under the Trading Plan may commence no sooner than as indicated in the table above and will end on the earlier of the applicable date set forth above and the date on which all shares in the Trading Plan are purchased. The Trading Plans were adopted during an authorized trading period and when Mr. Lopez and Mr. Doellinger were not in possession of material non-public information. The transactions under the Trading Plans will be disclosed publicly through Form 144 (if applicable) and Form 4 filings with the SEC.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/07/2025
4.1	Thirteenth Supplemental Indenture, dated as of May 4, 2026, among CBRE Group, Inc., CBRE Services, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee, including the Form of 5.250% Senior Notes due 2036.	8-K	001-32205	4.2	05/04/2026
10.1	364-Day Revolving Credit Agreement, dated as of June 23, 2026, among CBRE Group, Inc., CBRE Services, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.1	06/23/2026
10.2	Guaranty Agreement, dated as of June 23, 2026, among CBRE Group, Inc., CBRE Services, Inc. and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-32205	10.2	06/23/2026
10.3	Form of Indemnification Agreement for Directors and Officers +					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

CBRE GROUP, INC.

Date: July 29, 2026	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: July 29, 2026	/s/ ANDREW S. HORN
Andrew S. Horn Deputy Chief Financial Officer (Principal Accounting Officer)