Form 10-Q
period 2026-09-30
CBRE GROUP, INC.
filed 2026-10-22
CIK 1138118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Class A common stock outstanding at October 20, 2026 was 288,196,254.

FORM 10-Q
September 30, 2026

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements
CBRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,683	$1,864
Restricted cash	137	150
Receivables, less allowance for doubtful accounts of $152 and $125 at September 30, 2026 and December 31, 2025, respectively	9,048	8,284
Warehouse receivables	945	1,630
Contract assets	565	462
Prepaid expenses	422	372
Income taxes receivable	186	175
Other current assets	679	552
Total Current Assets	13,665	13,489
Property and equipment, net of accumulated depreciation and amortization of $2,332 and $2,137 at September 30, 2026 and December 31, 2025, respectively	1,075	1,049
Goodwill	6,992	7,051
Other intangible assets, net of accumulated amortization of $3,015 and $2,764 at September 30, 2026 and December 31, 2025, respectively	2,770	2,972
Operating lease assets	2,184	2,062
Investments in unconsolidated subsidiaries (with $480 and $421 at fair value at September 30, 2026 and December 31, 2025, respectively)	913	870
Non-current contract assets	71	103
Real estate under development	1,048	646
Non-current income taxes receivable	122	106
Deferred tax assets, net	756	697
Other assets	1,733	1,832
Total Assets	$31,329	$30,877
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,006	$4,838
Compensation and employee benefits payable	1,594	1,630
Accrued bonus and profit sharing	1,579	1,879
Operating lease liabilities	331	284
Contract liabilities	489	448
Income taxes payable	76	258
Warehouse lines of credit (which fund loans that U.S. Government Sponsored Enterprises have committed to purchase)	936	1,609
Other short-term borrowings	1,199	856
Current maturities of long-term debt	69	71
Other current liabilities	399	447
Total Current Liabilities	11,678	12,320
Long-term debt, net of current maturities	5,710	5,050
Non-current operating lease liabilities	2,222	2,121
Non-current tax liabilities	213	183
Deferred tax liabilities, net	229	238
Other liabilities	1,800	1,339
Total Liabilities	21,852	21,251
Mezzanine Equity:
Redeemable non-controlling interests in consolidated entities	461	433
Equity:
CBRE Group, Inc. Stockholders’ Equity:
Class A common stock; $0.01 par value; 525,000,000 shares authorized; 288,369,766 and 295,731,478 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	—	—
Accumulated earnings	9,783	9,916
Accumulated other comprehensive loss	(1,114)	(1,041)
Total CBRE Group, Inc. Stockholders’ Equity	8,672	8,878
Non-controlling interests	344	315
Total Equity	9,016	9,193
Total Liabilities and Equity	$31,329	$30,877
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$11,517	$10,221	$33,270	$28,813
Costs and expenses:
Cost of revenue	9,392	8,304	27,207	23,511
Operating, administrative and other	1,564	1,327	4,560	3,794
Depreciation and amortization	184	145	556	432
Total costs and expenses	11,140	9,776	32,323	27,737
Gain on disposition of real estate	184	36	490	55
Operating income	561	481	1,437	1,131
Equity income from unconsolidated subsidiaries	104	52	99	50
Other income	8	3	25	10
Interest expense, net of interest income	62	50	181	159
Write-off of financing costs on extinguished debt	—	—	—	2
Income before provision for income taxes	611	486	1,380	1,030
Provision for income taxes	131	90	311	203
Net income	480	396	1,069	827
Less: Net income attributable to non-controlling interests	37	33	104	86
Net income attributable to CBRE Group, Inc.	$443	$363	$965	$741
Basic income per share:
Net income per share attributable to CBRE Group, Inc.	$1.53	$1.22	$3.31	$2.48
Weighted-average shares outstanding for basic income per share	289,273,856	297,557,891	291,788,599	298,589,340
Diluted income per share:
Net income per share attributable to CBRE Group, Inc.	$1.52	$1.21	$3.28	$2.46
Weighted-average shares outstanding for diluted income per share	291,609,847	300,257,330	294,115,627	301,050,341
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$480	$396	$1,069	$827
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4	(153)	(75)	(134)
Other, net of tax	(1)	10	(2)	(4)
Total other comprehensive income (loss)	3	(143)	(77)	(138)
Comprehensive income	483	253	992	689
Less: Comprehensive income attributable to non-controlling interests	37	27	100	104
Comprehensive income attributable to CBRE Group, Inc.	$446	$226	$892	$585
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,069	$827
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	556	432
Amortization of other assets	149	152
Net non-cash mortgage servicing rights and premiums on loan sales	12	(18)
Deferred income taxes	(36)	(69)
Stock-based compensation expense	158	110
Equity income from investments	(99)	(50)
Gain on sale of real estate assets	(490)	(55)
Other non-cash adjustments	120	43
Sale of mortgage loans	10,747	9,984
Origination of mortgage loans	(10,045)	(11,041)
Changes in:
Warehouse lines of credit	(673)	1,072
Receivables, prepaid expenses and other assets	(1,039)	(419)
Accounts payable, accrued liabilities and other liabilities	285	5
Accrued compensation expenses	(312)	(431)
Income taxes, net	(220)	(204)
Net cash provided by operating activities	182	338
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(321)	(222)
Payments for business acquired, net of cash acquired	(6)	(331)
Capital contributions related to investments	(125)	(93)
Acquisition and development of real estate assets	(432)	(240)
Proceeds from disposition of real estate assets	436	104
Other investing activities, net	84	118
Net cash used in investing activities	(364)	(664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(132)
Proceeds from commercial paper, net	343	910
Proceeds from long-term debt	742	1,668
Repayment of long-term debt	(53)	(651)
Repurchase of common stock	(1,158)	(680)
Other financing activities, net	104	(283)
Net cash (used in) provided by financing activities	(22)	832
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	10	82
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(194)	588
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	2,014	1,221
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,820	$1,809
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$351	$326
Income tax payments, net	$549	$457
Non-cash investing and financing activities:
Deferred and/or contingent consideration	$(2)	$37
The accompanying notes are an integral part of these consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at June 30, 2026	$3	$—	$9,512	$(1,117)	$322	$8,720	$454
Net income	—	—	443	—	31	474	6
Compensation expense for equity awards	—	51	—	—	—	51	—
Units repurchased for payment of taxes on equity awards	—	(5)	—	—	—	(5)	—
Repurchase of common stock	—	(47)	(172)	—	—	(219)	—
Foreign currency translation gain	—	—	—	4	—	4	—
Other	—	1	—	(1)	(9)	(9)	1
Balance at September 30, 2026	$3	$—	$9,783	$(1,114)	$344	$9,016	$461

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at June 30, 2025	$3	$—	$9,393	$(1,143)	$332	$8,585	$408
Net income	—	—	363	—	24	387	9
Compensation expense for equity awards	—	47	—	—	—	47	—
Units repurchased for payment of taxes on equity awards	—	(6)	—	—	—	(6)	—
Foreign currency translation loss	—	—	—	(147)	(6)	(153)	(10)
Other	—	3	12	10	(1)	24	2
Balance at September 30, 2025	$3	$44	$9,768	$(1,280)	$349	$8,884	$409

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at December 31, 2025	$3	$—	$9,916	$(1,041)	$315	$9,193	$433
Net income	—	—	965	—	88	1,053	16
Compensation expense for equity awards	—	158	—	—	—	158	—
Units repurchased for payment of taxes on equity awards	—	(45)	—	—	—	(45)	—
Repurchase of common stock	—	(105)	(1,068)	—	—	(1,173)	—
Foreign currency translation loss	—	—	—	(71)	(4)	(75)	(9)
Distributions to non-controlling interests	—	—	—	—	(61)	(61)	—
Other	—	(8)	(30)	(2)	6	(34)	21
Balance at September 30, 2026	$3	$—	$9,783	$(1,114)	$344	$9,016	$461

CBRE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(Dollars in millions)

	CBRE Group, Inc. Stockholders’
	Class A common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Non- controlling interests	Total	Redeemable Non- controlling interests
Balance at December 31, 2024	$3	$—	$9,567	$(1,159)	$781	$9,192	$—
Net income	—	—	741	—	68	809	18
Compensation expense for equity awards	—	110	—	—	—	110	—
Units repurchased for payment of taxes on equity awards	—	(34)	—	—	—	(34)	—
Repurchase of common stock	—	(124)	(545)	—	—	(669)	—
Foreign currency translation (loss) gain	—	—	—	(152)	18	(134)	27
Distributions to non-controlling interests	—	—	—	—	(36)	(36)	—
Acquisition of non-controlling interests	—	83	—	35	(480)	(362)	364
Other	—	9	5	(4)	(2)	8	—
Balance at September 30, 2025	$3	$44	$9,768	$(1,280)	$349	$8,884	$409

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
Beginning with first-quarter 2026 results, we have reclassified amortization associated with MSRs (mortgage servicing rights) to net against the related revenue (commercial mortgage origination). Historically, we have recognized the corresponding MSR intangible asset as an amortization expense over the estimated mortgage service period. Our reclassification aligns the amortization expense with the related revenue stream, reflecting the net amount earned by the business, and more closely follows standard industry practice. We recognized amortization expense related to MSRs of
$39 million and $115 million for the three and nine months ended September 30, 2026 and $36 million and $108 million for the same periods in 2025. Prior year amounts have been reclassified to conform with the 2026 presentation.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other (Topic 350): Internal-use
Software.” This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires the capitalization of software costs to begin when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. These requirements should be applied using a prospective, modified transition, or retrospective approach. We do not expect the adoption of ASU 2025-06 to have a material impact on our consolidated financial statements and disclosures.
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
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic
818).” This ASU establishes a new Codification topic that provides comprehensive accounting guidance for environmental credits and environmental credit obligations. This guidance is effective for fiscal years and interim periods beginning after
December 15, 2027, with early adoption permitted. These requirements should be applied retrospectively through a cumulative-
effect adjustment to the opening balance of retained earnings in the period of adoption. We do not expect the adoption of ASU
2026-02 to have a material impact on our consolidated financial statements and related disclosures.

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
The purchase price includes a deferred consideration payment of $115 million, due on November 3, 2026. The transaction also includes contingent consideration related to a potential earnout payment of up to $115 million, which is subject to the achievement of certain performance thresholds through the calendar year 2027. In addition, certain Pearce performance-
based stock compensation awards and certain transaction bonuses are payable to certain executives in the deferred and contingent consideration payouts, provided the holders of such awards or bonuses remain employed with the company, up to the relevant payment date. The amounts of both the performance-based stock compensation awards and transaction bonuses vary based on a sliding scale according to the same thresholds as the contingent consideration. The fair values of the non-
compensatory portion of the deferred consideration and contingent consideration were $101 million and $31 million, respectively, as of the acquisition date.
The following represents the summary of the excess purchase price over the fair value of net assets acquired (dollars in millions):

Purchase price	$1,186
Less: Estimated fair value of net assets acquired	573
Excess purchase price over estimated fair value of net assets acquired	$613
The purchase accounting adjustments related to the Pearce acquisition have been recorded in the accompanying consolidated financial statements. The excess purchase price over the fair value of net assets acquired has been recorded to goodwill. The goodwill arising from the Pearce acquisition consists largely of the synergies and opportunities related to the digital and power infrastructure space. Of the goodwill generated, approximately $154 million is deductible for tax purposes.
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
As part of the combination agreement, CBRE granted to the Turner & Townsend partners an option to require CBRE to purchase additional shares in the Combined Project Management Business, which is exercisable during the period between
January 1, 2027 and March 31, 2030 (the Put Option). The price payable to the Turner & Townsend partners will be the fair value of the shares at the date the Put Option is exercised. As exercise of the Put Option is not solely in the control of the company, the interest in the Combined Project Management Business related to the Put Option has been classified as
Mezzanine Equity on our balance sheet per ASC 480-10-S99, “Distinguishing liabilities from Equity – SEC Materials.” The shares in the Combined Project Management Business subject to the Put Option were valued at $461 million and $433 million as of September 30, 2026 and December 31, 2025, respectively, and were estimated based on discounted forecasted cash flows for the business. We have elected to recognize changes in the redemption value as they occur by adjusting the amount of the redeemable shares to their redemption value at the end of each period.
4.          Warehouse Receivables & Warehouse Lines of Credit
Our wholly-owned subsidiary CBRE Capital Markets, Inc. (CBRE Capital Markets) is a Federal Home Loan Mortgage
Corporation (Freddie Mac) approved Multifamily Program Plus Seller/Servicer and an approved Federal National Mortgage
Association (Fannie Mae) Aggregation and Negotiated Transaction Seller/Servicer. In addition, CBRE Capital Markets’
wholly-owned subsidiary CBRE Multifamily Capital, Inc. (CBRE MCI) is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) Seller/Servicer and CBRE Capital Markets’ wholly-owned subsidiary CBRE HMF, Inc. (CBRE HMF) is a U.S. Department of Housing and Urban Development (HUD) approved Non-Supervised Federal Housing Authority (FHA)
Title II Mortgagee, an approved Multifamily Accelerated Processing (MAP) lender and an approved Government National
Mortgage Association (Ginnie Mae) issuer of mortgage-backed securities (MBS). Under these arrangements, before loans are originated through proceeds from warehouse lines of credit, we obtain either a contractual loan purchase commitment from either Freddie Mac or Fannie Mae or a confirmed forward trade commitment for the issuance and purchase of a Fannie Mae or
Ginnie Mae MBS that will be secured by the loans. The warehouse lines of credit are generally repaid within a one-month period when Freddie Mac or Fannie Mae buys the loans or upon settlement of the Fannie Mae or Ginnie Mae MBS, while we retain the servicing rights. Loans are funded at the prevailing market rates. We elected the fair value option for all warehouse receivables. At September 30, 2026 and December 31, 2025, all of the Warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae MBS that will be secured by the underlying loans.
A rollforward of our warehouse receivables is as follows (dollars in millions):

Beginning balance at December 31, 2025	$1,630
Origination of mortgage loans	10,045
Gains (premiums on loan sales)	24
Proceeds from sale of mortgage loans:
Sale of mortgage loans	(10,723)
Cash collections of premiums on loan sales	(24)
Proceeds from sale of mortgage loans	(10,747)
Net decrease in mortgage servicing rights included in warehouse receivables	(7)
Ending balance at September 30, 2026	$945

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is a summary of our warehouse lines of credit in place as of September 30, 2026 and
December 31, 2025 (dollars in millions):

			September 30, 2026		December 31, 2025
Lender	Current Maturity	Pricing	Maximum Facility Size	Carrying Value	Maximum Facility Size	Carrying Value
JP Morgan Chase Bank, N.A. (JP Morgan) (1)	2/9/2027	daily floating Secured Overnight Financing Rate (SOFR) plus 1.35%	$1,325	$52	$1,325	$804
JP Morgan (Bridge Loans) (1)	2/9/2027	daily floating SOFR plus 2.00%	25	—	25	—
Fannie Mae Multifamily As Soon As Pooled Plus Agreement and Multifamily As Soon As Pooled Sale Agreement (ASAP) Program (2)	Cancelable anytime	1-month Chicago Mercantile Exchange (CME) term SOFR plus 1.35%, with a SOFR floor of 0.25%	650	52	1,200	221
TD Bank, N.A. (TD Bank) (3)	10/13/2026	daily floating SOFR plus 1.25%, with a SOFR adjustment of 0.10%	300	—	600	131
Bank of America, N.A. (BofA) (4)	5/19/2027	daily floating SOFR plus 1.20%	350	77	350	335
BofA (4)	5/19/2027	daily floating SOFR plus 1.20%	250	—	250	—
Scotia Bank	12/4/2026	daily floating SOFR plus a spread not to exceed 1.30%	1,000	755	1,000	118
			$3,900	$936	$4,750	$1,609
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
(3)On July 15, 2026, this facility was renewed to September 13, 2026 with an uncommitted facility of $300 million. On September 13, 2026, this facility was extended to October 13, 2026. On October 13, 2026, this facility was renewed through October 13, 2027 with a committed line of $150 million and an accordion of $150 million.  The new line has a margin of 1.20% and the SOFR adjustment was removed.
(4)This facility was renewed on May 20, 2026.
During the nine months ended September 30, 2026, we had a maximum of $1.6 billion of warehouse lines of credit principal outstanding.
5.          Variable Interest Entities (VIEs)
We hold variable interests in certain VIEs primarily in our Real Estate Investments (REI) segment which are not consolidated as it was determined that we are not the primary beneficiary. Our involvement with these entities is in the form of equity co-investments and fee arrangements. As of September 30, 2026 and December 31, 2025, our maximum exposure to loss related to the VIEs that are not consolidated was as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Investments in unconsolidated subsidiaries	$238	$187
Other current assets	—	1
Co-investment commitments	37	35
Maximum exposure to loss	$275	$223

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
change in composition of our reporting units was considered a triggering event requiring an interim goodwill impairment test as of January 1, 2026. We determined that no impairment existed as the estimated fair values of our reporting units were in excess of their respective carrying values, both before and after the transfer.

	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Total Consolidated
Balance as of December 31, 2025 (1)	$2,401	$2,850	$1,378	$422	$7,051
Reallocation	—	27	(27)	—	—
Acquisitions	(4)	5	6	—	7
Foreign exchange movement	(11)	(29)	(21)	(5)	(66)
Balance as of September 30, 2026	$2,386	$2,853	$1,336	$417	$6,992
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the fair value of assets and liabilities measured at fair value on a recurring basis as of
September 30, 2026 and December 31, 2025 (dollars in millions):

	As of September 30, 2026
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$6	$—	$—	$6
Corporate debt securities	—	36	—	36
Asset-backed securities	—	6	—	6
Total available for sale debt securities	6	42	—	48
Equity securities	20	—	—	20
Investments in unconsolidated subsidiaries	—	—	19	19
Warehouse receivables	—	945	—	945
Derivative assets	—	95	—	95
Total assets at fair value	$26	$1,082	$19	$1,127

Liabilities
Contingent consideration	—	—	24	24
Derivative liabilities	—	361	—	361
Total liabilities at fair value	$—	$361	$24	$385

	As of December 31, 2025
	Fair Value Measured and Recorded Using
	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. treasury securities	$4	$—	$—	$4
Corporate debt securities	—	36	—	36
Asset-backed securities	—	7	—	7
Total available for sale debt securities	4	43	—	47
Equity securities	19	—	—	19
Investments in unconsolidated subsidiaries	—	—	19	19
Warehouse receivables	—	1,630	—	1,630
Derivative assets	—	63	—	63
Total assets at fair value	$23	$1,736	$19	$1,778

Liabilities
Contingent consideration	—	—	65	65
Derivative liabilities	—	292	—	292
Total liabilities at fair value	$—	$292	$65	$357
Fair value measurements for our available for sale debt securities are obtained from independent pricing services which utilize observable market data that may include quoted market prices, dealer quotes, market spreads, cash flows, the U.S.
treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.
The equity securities are generally valued at the last reported sales price on the day of valuation or, if no sales occurred on the valuation date, at the mean of the bid and ask prices on such date. The above tables do not include $130 million related to capital investments as of both September 30, 2026 and December 31, 2025, in certain non-public entities as they are non-
marketable equity investments accounted for under the measurement alternative, which are measured at cost, with fair value adjustments for observable market transactions, minus impairment. These investments are included in Other assets in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair values of the warehouse receivables are primarily calculated based on locked-in purchase prices. At
September 30, 2026 and December 31, 2025, all of the Warehouse receivables included in the accompanying consolidated balance sheets were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage backed securities that will be secured by the underlying loans (see Note 4 – Warehouse Receivables & Warehouse Lines of Credit). These assets are classified as Level 2 in the fair value hierarchy as a substantial majority of inputs are readily observable.
As of September 30, 2026 and December 31, 2025, investments in unconsolidated subsidiaries at fair value using NAV were $461 million and $402 million, respectively, and investments at fair value using NAV which are not accounted for under the equity method were $23 million for both September 30, 2026 and December 31, 2025. These investments fall under the practical expedient rules that do not require them to be included in the fair value hierarchy and as a result have been excluded from the tables above.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Investment in Unconsolidated Subsidiaries	Contingent Consideration (1)
Balance as of June 30, 2026	$19	$34
Net change in fair value	—	(4)
Sales / Payments	—	(6)
Balance as of September 30, 2026	$19	$24

Balance as of December 31, 2025	$19	$65
Net change in fair value	—	(23)
Sales / Payments	—	(18)
Balance as of September 30, 2026	$19	$24
________________________________________________________________________________________________________________________________________
(1)As of September 30, 2026, a Monte Carlo model was used to estimate the fair value of Contingent Consideration related to the Pearce acquisition. The unobservable inputs used for volatility and the discount rate were 17.6% and 4.9%, respectively.
Net change in fair value, included in the table above, is reported in Net income as follows:

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Financial Statements
Investments in unconsolidated subsidiaries	Equity income from unconsolidated subsidiaries
Contingent consideration	Operating, administrative and other
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
•Contingent Consideration – The fair values of contingent consideration related to business acquisitions are estimated using Monte Carlo simulations or the probability-weighted present value of estimated future payments based on the achievement of financial targets.
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
•Senior Term Loans and Senior Notes – The table below presents the estimated fair value and actual carrying value of our long-term debt (net of unamortized discount and unamortized debt issuance costs) as of September 30, 2026 and December 31, 2025 (dollars in millions). The estimated fair value is determined based on dealers’ quotes
(which falls within Level 2 of the fair value hierarchy). The actual carrying value is presented net of unamortized debt issuance costs and discount (see Note 10 – Long-Term Debt and Short-Term Borrowings).

	Estimated Fair Value		Carrying Value
Financial instrument	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Senior term loans due 2028	$1,197	$1,239	$1,240	$1,322
5.500% senior notes due 2029	499	519	497	496
4.800% senior notes due 2030	582	608	592	591
2.500% senior notes due 2031	436	454	494	493
4.900% senior notes due 2033	702	755	743	742
5.950% senior notes due 2034	981	1,068	979	977
5.500% senior notes due 2035	473	516	494	494
5.250% senior notes due 2036	692	—	735	—
•Notes Payable on Real Estate – As of September 30, 2026 and December 31, 2025, the carrying value of our notes payable on real estate, net of unamortized debt issuance costs, was $466 million and $197 million, respectively.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8.          Derivatives and Hedging Activities
We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. These swaps are designated as either net investment or fair value hedges. We do not enter into derivative transactions for speculative or trading purposes. Derivative financial instruments that are not designated as hedges were immaterial as of September 30, 2026 and December 31, 2025.
The following table summarizes the fair value of outstanding cross-currency swaps as of September 30, 2026 and
December 31, 2025 (dollars in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Line Item	Fair Value		Balance Sheet Line Item	Fair Value
		September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments (1)

Fair Value Hedge	Other current assets	$3	$2	Other current liabilities	$—	$1
Fair Value Hedge	Other assets	1	—	Other liabilities	34	51
Subtotal		4	2		34	52

Net Investment Hedge	Other current assets	82	50	Other current liabilities	—	—
Net Investment Hedge	Other assets	9	11	Other liabilities	327	240
Subtotal		91	61		327	240

Total Derivatives designated as Hedging		$95	$63		$361	$292
________________________________________________________________________________________________________________________________________
(1)As of September 30, 2026 and December 31, 2025, the gross notional amount of currency swaps designated as fair value hedges was $450 million and
$473 million, respectively; the gross notional amount of currency swaps designated as net investment hedges was $6.0 billion and $3.9 billion, respectively. The notional amounts of our cross-currency swaps have been translated to U.S. Dollars at the foreign currency rates in effect at
September 30, 2026, and December 31, 2025.
Fair Value Hedges
On July 10, 2023 and March 14, 2025, we entered into cross-currency swaps, designated as fair value hedges, to manage foreign currency exposure from the Tranche A (USD) Term Loans and Incremental USD Term Loans entered into by
Relam Amsterdam Holdings B.V., a Euro functional currency subsidiary (see Note 10 – Long-Term Debt and Short-Term
Borrowings). As of September 30, 2026 and December 31, 2025, the total principal outstanding balance of the loans was
$429 million, $24 million of which was current, and $447 million, $24 million of which was current, respectively. The swaps have an aggregate notional value of $429 million and $447 million as of September 30, 2026 and December 31, 2025, respectively, and will mature on July 10, 2028.
We also utilize additional cross-currency swaps designated as fair value hedges to manage foreign currency exposure related to intercompany loans. The total notional amount of this portfolio as of September 30, 2026 and December 31, 2025 was
$21 million and $26 million, respectively.
The cross-currency swaps designated in these fair value hedging relationships are accounted for using the spot method, with changes in the fair value of the contract attributable to the changes in spot rates recorded within Operating, administrative, and other in the consolidated statements of operations. The company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross-currency basis spread (the
“Excluded Fair Value Hedge Components”) from the assessment of hedge effectiveness. The value of the Excluded Fair Value
Hedge Components was not significant to the consolidated financial statements in either the current fiscal period or prior fiscal period. The changes in fair value attributable to the Excluded Fair Value Hedge Components are recorded in accumulated other comprehensive loss (AOCL) and are recognized in interest expense in the consolidated statements of operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The gains and losses on outstanding fair value hedges resulting from the change in foreign currency rates for the three and nine months ended September 30, 2026 were gains of $6 million and $17 million, respectively, and recorded in Operating, administrative, and other on the consolidated statements of operations. These were offset by foreign currency transaction gains and losses on the related hedged loans resulting in no net loss for the three and nine months ended September 30, 2026. Related to these cross-currency swaps, we recognized net gains of $1 million and $4 million, respectively, in interest income on the consolidated statements of operations for the three and nine months ended September 30, 2026.
The gains and losses on outstanding fair value hedges resulting from the change in foreign currency rates for the three and nine months ended September 30, 2025 were gains of $1 million and losses of $49 million, respectively, and recorded in
Operating, administrative, and other on the consolidated statements of operations. These losses were offset by foreign currency transaction gains on the hedged loans resulting in no net loss for the three and nine months ended September 30, 2025. Related to these cross-currency swaps, we recognized net gains of $2 million and $5 million in interest income on the consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.
Net Investment Hedges
The company has entered into cross-currency swap contracts to manage our foreign currency exposures to net investments of subsidiaries with local functional currencies that differ from their parent subsidiaries. These contracts are designated as net investment hedges at the date of contract inception, in accordance with the appropriate accounting guidance.
These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within foreign currency translation (loss) gain as a component of AOCL, where it will remain until the hedged net investments are sold or substantially liquidated. The company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the Excluded Net Investment Hedge
Components on Cross Currency Swap Contracts are recognized in interest expense, net of interest income in the consolidated statements of operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument. As of September 30, 2026 and December 31, 2025, the total notional amount of these swaps was $6.0 billion and $3.9 billion, respectively. The swaps will mature between 2028 and 2045.
The following table summarizes the gains and losses recognized within AOCL and net income related to the cross-
currency swap contracts designated as net investment hedges for the three and nine months ended September 30, 2026 and 2025
(dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative instruments designated as net investment hedges:
Gains (losses) recognized in AOCL on cross-currency swaps related to changes included in the assessment of hedge effectiveness	$37	$(36)	$124	$(169)
Gains (losses) recognized in AOCL on cross-currency swaps related to changes excluded from the assessment of hedge effectiveness	(60)	(45)	(194)	(208)
Total gains (losses) recognized in AOCL on cross-currency swaps	$(23)	$(81)	$(70)	$(377)
Net gains recognized in income (amount excluded from effectiveness testing):
Interest income	$22	$14	$58	$32
Concentrations of Credit Risk
The company is exposed to the risk of credit loss in the event of nonperformance by counterparties to derivative contracts. Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association, Inc., or ISDA, master agreements) and credit support annex
(CSA) agreements which provide rules for collateral exchange.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain of these CSA agreements contain date and exposure thresholds after which either we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions. At both September 30, 2026 and
December 31, 2025, we did not hold any collateral. At September 30, 2026, we posted $100 million of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current assets in our consolidated balance sheets, and as a cash outflow from investing activities in the Consolidated Statements of Cash Flows. At December 31,
2025, we did not post collateral. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value.
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
Notwithstanding any such rights, the company presents derivative balances on a gross basis in the consolidated balance sheets.
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
(dollars in millions):

Investment type	September 30, 2026	December 31, 2025
Real estate investments (in projects and funds)	$809	$772
Other	104	98
Total investment in unconsolidated subsidiaries	$913	$870
Combined condensed financial information for the entities accounted for using the equity method is as follows (dollars
in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Combined Condensed Statements of Operations Information:
Revenue	$1,016	$876	$2,654	$2,360
Operating income	562	366	1,235	902
Net income (1)	228	184	256	492
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
During the three and nine months ended September 30, 2026, we recognized other-than-temporary losses related to equity method investments of $7 million and $20 million, respectively. We also recognized non-cash asset impairment charges on real estate assets of $57 million and $62 million, respectively.
During the nine months ended September 30, 2025, we recorded other-than-temporary losses related to equity method investments of $20 million. There were no asset impairment charges or other significant non-recurring fair value measurement adjustments recorded during the three months ended September 30, 2025.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.        Long-Term Debt and Short-Term Borrowings
Long-term debt and short-term borrowings consist of the following (dollars in millions):

	September 30, 2026	December 31, 2025
Long-Term Debt
Senior term loans due 2028	$1,242	$1,325
5.500% senior notes due 2029	500	500
4.800% senior notes due 2030	600	600
2.500% senior notes due 2031	500	500
4.900% senior notes due 2033	750	750
5.950% senior notes due 2034	1,000	1,000
5.500% senior notes due 2035	500	500
5.250% senior notes due 2036	750	—
Other	5	6
Total long-term debt	5,847	5,181
Less: current maturities of long-term debt	69	71
Less: unamortized discount	55	47
Less: unamortized debt issuance costs	13	13
Total long-term debt, net of current maturities	$5,710	$5,050

Short-Term Borrowings
Warehouse lines of credit	$936	$1,609
Commercial paper program	1,195	852
Other	4	4
Total short-term borrowings	$2,135	$2,465
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
Borrowings denominated in Euros under the 2023 Credit Agreement bear interest at a rate equal to (i) the applicable percentage plus (ii) at our option, either (1) the EURIBOR rate for the applicable interest period or (2) a rate determined by reference to Daily Simple Euro Short-Term Rate (ESTR). Borrowings denominated in U.S. Dollars under the 2023 Credit
Agreement bear interest at a rate equal to (i) the applicable percentage, plus (ii) at our option, either (1) a Term SOFR rate published by CME Group Benchmark Administration Limited for the applicable interest period plus 10 basis points (Adjusted
Term SOFR) or (2) a base rate determined by the reference to the greatest of (x) the prime rate, (y) the federal funds rate plus
1/2 of 1% and (z) the sum of (A) a Term SOFR rate published by CME Group Benchmark Administration Limited for an
interest period of one month and (B) 1.00%. The applicable rate for borrowings under the 2023 Credit Agreement is determined by reference to our Credit Rating (as defined in the 2023 Credit Agreement). As of September 30, 2026, we had (i)
$812 million of Euro term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus
EURIBOR) and (ii) $428 million of U.S. Dollar term loan borrowings outstanding under the 2023 Credit Agreement (at an interest rate of 1.25% plus Adjusted Term SOFR), net of unamortized debt issuance costs, included in the accompanying consolidated balance sheets.
The term loan borrowings under the 2023 Credit Agreement are guaranteed on a senior basis by CBRE Group and
CBRE Services.
The 2023 Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 2023 Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 2023 Credit Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 2023 Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2026.
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
The indentures governing our outstanding senior notes described above (1) contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers, and (2) require that the notes be jointly and severally guaranteed on a senior basis by
CBRE Group and any domestic subsidiary that guarantees the 2023 Credit Agreement or the Revolving Credit Agreements (as
defined below). The indentures also contain other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under our debt instruments as of September 30, 2026.
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
The 5-Year Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 5-Year Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 5-Year Revolving Credit
Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 5-Year Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the 5-Year Revolving Credit Agreement. As of September 30, 2026 and December 31, 2025, $23 million and
$17 million of letters of credit were outstanding, respectively. Letters of credit are issued in the ordinary course of business and reduce the amount we may borrow under this revolving credit facility.

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
The 364-Day Revolving Credit Agreement also requires us to maintain a maximum leverage ratio of total debt less available cash to consolidated EBITDA (as defined in the 364-Day Revolving Credit Agreement) of 4.25x (and in the case of the first four full fiscal quarters following consummation of a qualified acquisition (as defined in the 364-Day Revolving Credit
Agreement), 4.75x) as of the end of each fiscal quarter. In addition, the 364-Day Revolving Credit Agreement also contains other customary affirmative and negative covenants and events of default. We were in compliance with the covenants under this agreement as of September 30, 2026.
As of September 30, 2026, no amount was outstanding under the revolving credit facility provided for by the 364-Day
Revolving Credit Agreement. As of December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the prior 364-day revolving credit agreement.
Commercial Paper Program
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group. The commercial paper notes and the guarantee rank pari passu with all other unsecured and unsubordinated indebtedness. The proceeds from issuances under the program may be used for general corporate purposes. As of September 30, 2026, we had $1.2 billion in borrowings outstanding under our commercial paper program with a weighted-average annual interest rate of 4.09%. As of December 31, 2025, we had
$852 million in borrowings outstanding under our commercial paper program. At any point in time, the company intends to maintain available commitments under the 5-Year Revolving Credit Agreement in an amount at least equal to the amount of the commercial paper notes outstanding.
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.        Leases
We are the lessee in contracts for office space tenancies, leased vehicles, office space in our flexible workplace solutions business, and leases of land in our development business. We evaluate contracts for embedded leases.
 Supplemental balance sheet information related to our leases is as follows (dollars in millions):

Category	Classification	September 30, 2026	December 31, 2025
Assets
Operating	Operating lease assets	$2,184	$2,062
Finance	Other assets	314	334
Total leased assets		$2,498	$2,396
Liabilities
Current:
Operating	Operating lease liabilities	$331	$284
Finance	Other current liabilities	77	69
Non-current:
Operating	Non-current operating lease liabilities	2,222	2,121
Finance	Other liabilities	139	167
Total lease liabilities		$2,769	$2,641
Supplemental cash flow information and non-cash activity related to our operating and finance leases are as follows
(dollars in millions):

	Nine Months Ended September 30,
	2026	2025
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$342	$872
Right-of-use assets obtained in exchange for new finance lease liabilities	69	63
Other non-cash increases in operating lease right-of-use assets (2)	12	78
Other non-cash decreases in finance lease right-of-use assets (2)	(26)	(8)
________________________________________________________________________________________________________________________________________
(1)Right-of-use assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025, primarily due to leases acquired in conjunction with the Industrious acquisition in January 2025.
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
In January 2008, CBRE MCI, a wholly-owned subsidiary of CBRE Capital Markets, entered into an agreement with
Fannie Mae under Fannie Mae’s Delegated Underwriting and Servicing Lender Program (DUS Program) to provide financing for multifamily housing with five or more units. Under the DUS Program, CBRE MCI originates, underwrites, closes and services loans without prior approval by Fannie Mae, and typically, is subject to sharing up to one-third of any losses on loans originated under the DUS Program. CBRE MCI has funded loans with unpaid principal balances of $51.5 billion at
September 30, 2026, of which $49.0 billion is subject to such loss sharing arrangements. CBRE MCI, under its agreement with
Fannie Mae, must post cash reserves or other acceptable collateral under formulas established by Fannie Mae to provide for sufficient capital in the event losses occur. As of September 30, 2026 and December 31, 2025, CBRE MCI had $185 million and $165 million, respectively, of letters of credit under this reserve arrangement and had recorded a liability of approximately
$95 million and $79 million as of September 30, 2026 and December 31, 2025, respectively, for its loan loss guarantee obligation under such arrangement. Fannie Mae’s recourse under the DUS Program is limited to the assets of CBRE MCI, which assets totaled approximately $969 million (including $358 million of warehouse receivables, which are pledged against warehouse lines of credit and are therefore not available to Fannie Mae) at September 30, 2026.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CBRE Capital Markets participates in Freddie Mac’s Multifamily Small Balance Loan (SBL) Program. Under the SBL
Program, CBRE Capital Markets has certain repurchase and loss reimbursement obligations. We could potentially be obligated to repurchase any SBL loan originated by CBRE Capital Markets that remains in default for 120 days following the forbearance period, if the default occurred during the first 12 months after origination and such loan had not been earlier securitized. In addition, CBRE Capital Markets may be responsible for a loss not to exceed 10% of the original principal amount of any SBL loan that is not securitized and goes into default after the 12-month repurchase period. CBRE Capital Markets must post a cash reserve or other acceptable collateral to provide for sufficient capital in the event the obligations are triggered. As of both
September 30, 2026 and December 31, 2025, CBRE Capital Markets had posted a $5 million letter of credit under this reserve arrangement.
Letters of Credit
We had outstanding letters of credit totaling $395 million as of September 30, 2026, excluding letters of credit for which we have outstanding liabilities already accrued on our consolidated balance sheets related to our subsidiaries’
outstanding reserves for claims under certain insurance programs as well as letters of credit related to operating leases. The
CBRE Capital Markets letters of credit totaling $190 million as of September 30, 2026 referred to in the preceding paragraphs are included in the $395 million outstanding letters of credit as of such date. The remaining letters of credit are primarily executed by us in the ordinary course of business and expire at the end of each of the respective agreements.
Guarantees
We had guarantees totaling $307 million as of September 30, 2026, excluding guarantees related to pension liabilities, operating leases, consolidated indebtedness and other obligations for which we have outstanding liabilities already accrued on our consolidated balance sheets. The $307 million primarily represents guarantees executed by us in the ordinary course of business, including various guarantees of management and vendor contracts in our operations overseas, which expire at the end of each of the respective agreements.
In addition, as of September 30, 2026, we had issued numerous non-recourse carveout, completion and budget guarantees relating to development projects for the benefit of third parties. These guarantees are commonplace in our industry and are made by us in the ordinary course of our REI business. Non-recourse carveout guarantees generally require that our project-entity borrower not commit specified improper acts, with us potentially liable for all or a portion of such entity’s indebtedness or other damages suffered by the lender if those acts occur. Completion and budget guarantees generally require us to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with us potentially being liable for costs to complete in excess of such timeframe or budget. While there can be no assurance, we do not expect to incur any material losses under these guarantees.
Performance and Payment Bonds
In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for contractual commitments related to our projects. These bonds provide a guarantee to the customer that the company will perform under the terms of a contract and that we will pay our subcontractors and vendors. If we fail to perform under a contract or to pay our subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for expenses or outlays it incurs. As of both September 30, 2026 and
December 31, 2025, outstanding performance and payment bonds were $1.0 billion.
Deferred and Contingent Consideration
The purchase price for our business acquisitions often includes deferred and contingent consideration. Contingent consideration is measured at fair value each reporting period using significant unobservable inputs (see Note 7 – Fair Value
Measurements). As of September 30, 2026 and December 31, 2025, we had short-term deferred and contingent consideration of
$122 million and $149 million, respectively, which was included within Accounts payable and accrued expenses, and long-term deferred and contingent consideration of $107 million and $130 million, respectively, which was included within Other liabilities in the accompanying consolidated balance sheets.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indirect Taxes
The company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions in which it conducts business. The company had indirect tax liabilities primarily related to sales and use tax of $114 million and $90 million for September 30, 2026 and December 31, 2025, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing or new tax laws and acquisitions or divestitures. We are currently under audit in several jurisdictions. In accordance with FASB ASC Topic 450, “Contingencies,” the company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the company believes it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.
Other
An important part of the strategy for our REI segment involves co-investing our capital in certain real estate investments with our clients. For our investment funds, we generally co-invest a minority interest of the equity in a particular fund. As of September 30, 2026, we had aggregate future commitments of $172 million related to co-investment funds.
Additionally, we make selective investments in real estate development projects on our consolidated account or co-invest with our clients with up to 50% of the project’s equity as a principal in unconsolidated real estate projects. We had unfunded capital commitments of $16 million and $68 million to consolidated and unconsolidated projects, respectively, as of September 30,
2026.
Refer to Note 17 – Telford Fire Safety Remediation for the details relating to the provision associated with fire safety remediation efforts by our subsidiary, Telford Homes.
13.        Income Taxes
Our provision for income taxes on a consolidated basis was $131 million for the three months ended September 30,
2026 as compared to a provision for income taxes of $90 million for the three months ended September 30, 2025. The increase of $41 million is primarily related to an increase in earnings and a reduction of favorable permanent book tax differences. Our effective tax rate increased to 21.4% for the three months ended September 30, 2026 from 18.5% for the three months ended
September 30, 2025.
Our provision for income taxes on a consolidated basis was $311 million for the nine months ended September 30,
2026 as compared to a provision for income taxes of $203 million for the nine months ended September 30, 2025. The increase of $108 million is primarily related to an increase in earnings and a reduction of favorable permanent book tax differences. Our effective tax rate increased to 22.5% for the nine months ended September 30, 2026 from 19.7% for the nine months ended
September 30, 2025.
Our effective tax rates for the three and nine months ended September 30, 2026 were different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and permanent book tax differences.
On July 4, 2025, the U.S. federal government enacted H.R.1, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The 2026 impacts of the OBBBA are insignificant based on our current operations.
As of September 30, 2026 and December 31, 2025, the company had gross unrecognized tax benefits of $394 million and $364 million, respectively.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14.        Income Per Share and Stockholders’ Equity
The calculations of basic and diluted income per share attributable to CBRE Group, Inc. stockholders are as follows
(dollars in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$443	$363	$965	$741
Weighted-average shares outstanding for basic income per share	289,273,856	297,557,891	291,788,599	298,589,340
Basic income per share attributable to CBRE Group, Inc. stockholders	$1.53	$1.22	$3.31	$2.48

Diluted Income Per Share
Net income attributable to CBRE Group, Inc. stockholders	$443	$363	$965	$741
Weighted-average shares outstanding for basic income per share	289,273,856	297,557,891	291,788,599	298,589,340
Dilutive effect of contingently issuable shares	2,335,991	2,699,439	2,327,028	2,461,001
Weighted-average shares outstanding for diluted income per share	291,609,847	300,257,330	294,115,627	301,050,341
Diluted income per share attributable to CBRE Group, Inc. stockholders	$1.52	$1.21	$3.28	$2.46
For the three and nine months ended September 30, 2026, 520,253 and 434,264, respectively, of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
No shares were excluded from the computation of diluted income per share for the three months ended September 30,
2025. For the nine months ended September 30, 2025, 331,034 of contingently issuable shares were excluded from the computation of diluted income per share because their inclusion would have had an anti-dilutive effect.
Stock Repurchase Program
On November 21, 2024, our board of directors authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program) bringing the total authorized amount under the 2024 program to a total of
$9.0 billion as of September 30, 2026. The board also extended the term of the 2024 program through December 31, 2029.
During the three months ended September 30, 2026, we repurchased 1,521,085 shares of our common stock with an average price of $142.74 per share for an aggregate of $217 million under the 2024 program. During the nine months ended
September 30, 2026, we repurchased 8,199,713 shares of our common stock with an average price of $141.77 per share for an aggregate of $1.2 billion under the 2024 program. As of September 30, 2026, we had approximately $3.7 billion of capacity remaining under the 2024 program.
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

	Three Months Ended September 30, 2026
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$5,401	$—	$—	$—	$5,401
Property management	—	711	—	—	(18)	693
Critical infrastructure	—	744	—	—	—	744
Project management	—	—	2,035	—	—	2,035
Advisory leasing	1,213	—	—	—	—	1,213
Advisory sales	697	—	—	—	—	697
Valuation	206	—	—	—	—	206
Other portfolio services	98	—	—	—	—	98
Commercial mortgage origination (1)(4)	78	—	—	—	—	78
Loan servicing (2)	41	—	—	—	—	41
Investment management	—	—	—	154	—	154
Development services	—	—	—	47	—	47
Topic 606 Revenue	2,333	6,856	2,035	201	(18)	11,407
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	23	—	—	—	—	23
Loan servicing	85	—	—	—	—	85
Development services (3)	—	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	108	—	—	2	—	110
Total Revenue	$2,441	$6,856	$2,035	$203	$(18)	$11,517

	Three Months Ended September 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$4,771	$—	$—	$—	$4,771
Property management	—	657	—	—	(9)	648
Critical infrastructure	—	414	—	—	—	414
Project management	—	—	1,978	—	—	1,978
Advisory leasing	1,144	—	—	—	—	1,144
Advisory sales	545	—	—	—	—	545
Valuation	194	—	—	—	—	194
Other portfolio services	89	—	—	—	—	89
Commercial mortgage origination (1)(4)	58	—	—	—	—	58
Loan servicing (2)	40	—	—	—	—	40
Investment management	—	—	—	148	—	148
Development services	—	—	—	61	—	61
Topic 606 Revenue	2,070	5,842	1,978	209	(9)	10,090
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	42	—	—	—	—	42
Loan servicing	87	—	—	—	—	87
Development services (3)	—	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	129	—	—	2	—	131
Total Revenue	$2,199	$5,842	$1,978	$211	$(9)	$10,221

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$15,941	$—	$—	$—	$15,941
Property management	—	2,094	—	—	(47)	2,047
Critical infrastructure	—	1,998	—	—	—	1,998
Project management	—	—	5,918	—	—	5,918
Advisory leasing	3,477	—	—	—	—	3,477
Advisory sales	1,761	—	—	—	—	1,761
Valuation	626	—	—	—	—	626
Other portfolio services	261	—	—	—	—	261
Commercial mortgage origination (1)(4)	206	—	—	—	—	206
Loan servicing (2)	117	—	—	—	—	117
Investment management	—	—	—	457	—	457
Development services	—	—	—	136	—	136
Topic 606 Revenue	6,448	20,033	5,918	593	(47)	32,945
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	73	—	—	—	—	73
Loan servicing	250	—	—	—	—	250
Development services (3)	—	—	—	2	—	2
Total Out of Scope of Topic 606 Revenue	323	—	—	2	—	325
Total Revenue	$6,771	$20,033	$5,918	$595	$(47)	$33,270

	Nine Months Ended September 30, 2025
	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations	Consolidated
Topic 606 Revenue:
Facilities management	$—	$14,024	$—	$—	$—	$14,024
Property management	—	1,889	—	—	(20)	1,869
Critical infrastructure	—	1,155	—	—	—	1,155
Project management	—	—	5,289	—	—	5,289
Advisory leasing	3,001	—	—	—	—	3,001
Advisory sales	1,364	—	—	—	—	1,364
Valuation	573	—	—	—	—	573
Other portfolio services	267	—	—	—	—	267
Commercial mortgage origination (1)(4)	154	—	—	—	—	154
Loan servicing (2)	116	—	—	—	—	116
Investment management	—	—	—	447	—	447
Development services	—	—	—	204	—	204
Topic 606 Revenue	5,475	17,068	5,289	651	(20)	28,463
Out of Scope of Topic 606 Revenue:
Commercial mortgage origination (4)	89	—	—	—	—	89
Loan servicing	253	—	—	—	—	253
Development services (3)	—	—	—	8	—	8
Total Out of Scope of Topic 606 Revenue	342	—	—	8	—	350
Total Revenue	$5,817	$17,068	$5,289	$659	$(20)	$28,813
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

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contract Assets and Liabilities
We had contract assets totaling $636 million ($565 million of which was current) and $565 million ($462 million of which was current) as of September 30, 2026 and December 31, 2025, respectively.
We had contract liabilities totaling $554 million ($489 million of which was current) and $448 million (all of which was current) as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30,
2026, we recognized revenue of $282 million, that was included in the contract liability balance at December 31, 2025.
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
•net non-cash mortgage servicing rights,
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•impact of fair value non-cash adjustments related to unconsolidated equity investments,
•costs associated with business and finance transformation,
•costs associated with efficiency and cost-reduction initiatives, and
•provision associated with Telford’s fire safety remediation efforts.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2026.

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized financial information by segment is as follows (dollars in millions):

Three Months Ended September 30, 2026	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$2,441	$6,856	$2,035	$203	$(18)	$11,517
Pass-through costs (1)	16	3,641	1,034	—	—	4,691
Cost of revenue, excluding pass-through costs	1,482	2,507	710	3	(1)	4,701
Operating expenses and allocations	486	407	132	331	208	1,564
Other adjustments to segment operating profit (loss):
Equity income (loss) from unconsolidated subsidiaries	1	3	—	101	(1)	104
Other income (loss)	2	4	1	2	(1)	8
Gain on disposition of real estate	—	—	—	172	12	184
Other segment adjustments (2)	7	41	2	22	63	135
Segment operating profit (loss)	$467	$349	$162	$166	$(152)	$992

Three Months Ended September 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$2,199	$5,842	$1,978	$211	$(9)	$10,221
Pass-through costs (1)	14	3,118	1,080	—	—	4,212
Cost of revenue, excluding pass-through costs	1,297	2,125	632	39	(1)	4,092
Operating expenses and allocations	481	352	120	192	182	1,327
Other adjustments to segment operating profit (loss):
Equity income from unconsolidated subsidiaries	—	2	—	49	1	52
Other income	1	2	—	—	—	3
Gain on disposition of real estate	—	—	—	33	3	36
Other segment adjustments (2)	(5)	38	2	11	52	98
Segment operating profit (loss)	$403	$289	$148	$73	$(134)	$779

Nine Months Ended September 30, 2026	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$6,771	$20,033	$5,918	$595	$(47)	$33,270
Pass-through costs (1)	32	10,688	3,041	—	—	13,761
Cost of revenue, excluding pass-through costs	4,021	7,339	2,047	44	(5)	13,446
Operating expenses and allocations	1,459	1,165	393	929	614	4,560
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	(2)	3	—	102	(4)	99
Other income (loss)	3	20	2	2	(2)	25
Gain on disposition of real estate	—	—	—	458	32	490
Other segment adjustments (2)	31	100	5	204	196	536
Segment operating profit (loss)	$1,291	$964	$444	$388	$(434)	$2,653

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2025	Advisory Services	Building Operations & Experience	Project Management	Real Estate Investments	Corporate, other and eliminations (3)	Consolidated
Revenue	$5,817	$17,068	$5,289	$659	$(20)	$28,813
Pass-through costs (1)	39	9,265	2,791	—	—	12,095
Cost of revenue, excluding pass-through costs	3,403	6,110	1,782	121	—	11,416
Operating expenses and allocations	1,364	995	353	540	542	3,794
Other adjustments to segment operating profit (loss):
Equity (loss) income from unconsolidated subsidiaries	—	(14)	—	40	24	50
Other income (loss)	4	6	1	—	(1)	10
Gain on disposition of real estate	—	—	—	52	3	55
Other segment adjustments (2)	14	84	11	33	180	322
Segment operating profit (loss)	$1,029	$774	$375	$123	$(356)	$1,945
________________________________________________________________________________________________________________________________________
(1)Pass-through costs represent certain costs incurred associated with subcontracted third-party vendor work performed for clients. These costs are reimbursable by clients and the corresponding amounts owed are reflected within Revenue.
(2)Other segment adjustments, as defined above.
(3)Eliminations represent revenue from transactions between operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and Amortization
Advisory Services	$30	$33	$96	$95
Building Operations & Experience	110	65	325	196
Project Management	26	27	78	78
Real Estate Investments	5	2	18	8
Corporate, other and eliminations	13	18	39	55
Total depreciation and amortization	$184	$145	$556	$432

Equity income from unconsolidated subsidiaries
Advisory Services	$1	$—	$(2)	$—
Building Operations & Experience	3	2	3	(14)
Project Management	—	—	—	—
Real Estate Investments	101	49	102	40
Corporate, other and eliminations	(1)	1	(4)	24
Equity income from unconsolidated subsidiaries	$104	$52	$99	$50

CBRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reconciliation of total segment operating profit to net income is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to CBRE Group, Inc.	$443	$363	$965	$741
Net income attributable to non-controlling interests	37	33	104	86
Net income	480	396	1,069	827
Adjustments to increase (decrease) net income:
Depreciation and amortization	184	145	556	432
Interest expense, net of interest income	62	50	181	159
Write-off of financing costs on extinguished debt	—	—	—	2
Provision for income taxes	131	90	311	203
Net non-cash mortgage servicing rights	6	(5)	29	12
Integration and other costs related to acquisitions	76	60	190	204
Carried interest incentive compensation expense to align with the timing of associated revenue	12	3	2	10
Charges related to indirect tax audits and settlements	—	—	—	(1)
Net results related to the wind-down of certain businesses (1)	6	30	36	44
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	—	—	2
Business and finance transformation	35	10	105	38
Costs associated with efficiency and cost-reduction initiatives	—	—	6	13
Provision associated with Telford’s fire safety remediation efforts	—	—	168	—
Total segment operating profit	$992	$779	$2,653	$1,945
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
Our CODM is not provided with total asset information by segment and accordingly, does not measure or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
United States	$6,565	$5,700	$18,946	$16,323
United Kingdom	1,621	1,452	4,592	4,071
All other countries	3,331	3,069	9,732	8,419
Total revenue	$11,517	$10,221	$33,270	$28,813
17.        Telford Fire Safety Remediation
The accompanying consolidated balance sheets include an estimated liability of approximately $442 million and
$321 million as of September 30, 2026 and December 31, 2025, respectively, related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes. The $121 million net increase compared to year end 2025 reflects an expansion in the estimated scope and cost of remediation works of $168 million, net of the amount spent during the period. The primary drivers of the increase are fire engineer assessments, updated surveys, design evolution, regulatory feedback, the addition of internal fire containment work and incremental direct program costs.
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
18.        Subsequent Events
On October 20, 2026, CBRE announced a definitive agreement to acquire Onnec Group Limited (Onnec), a leading provider of data center infrastructure services across Europe and Asia Pacific. The initial purchase price is £460 million
(approximately $610 million) in cash plus a potential earnout of up to £300 million (approximately $400 million), subject to
Onnec achieving certain growth thresholds. Following the completion of the acquisition, Onnec will operate as part of CBRE's
Critical Infrastructure Services line of business within the BOE segment.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides the reader with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A in this Quarterly Report on Form 10-Q (Quarterly Report) for CBRE Group, Inc. for the
three and nine months ended September 30, 2026 should be read in conjunction with our consolidated financial statements and related notes included in our 2025 Annual Report on Form 10-K (2025 Annual Report) as well as the unaudited financial statements included elsewhere in this Quarterly Report.
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
Business Environment
Outsized investments in artificial intelligence and data center buildouts have fueled continued strong demand for critical infrastructure services, while large occupiers’ growing appetite for outsourcing services continued to underpin demand for facilities management and project management activities. The commercial real estate market recovery continued. In the third quarter, leasing volumes were notably strong in the U.K., while growth in the U.S. was muted given a tougher year-ago comparison. Global investment sales activity remained strong, most notably in the U.S.; however, transaction activity slowed late in the period as the 10-year Treasury rate rose rapidly to well above 5%. Through the first nine months of 2026, the ongoing Middle East conflict has had limited direct impact on CBRE’s business except for a slowdown in fundraising from capital sources based in the region.
Capital Allocation
We deployed $1.2 billion in 2026 to repurchase 8,398,578 shares as of October 20, 2026.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2026		2025		2026		2025
Revenue:
Facilities management	$5,401	46.9%	$4,771	46.7%	$15,941	47.9%	$14,024	48.7%
Property management	711	6.2%	657	6.4%	2,094	6.3%	1,889	6.6%
Critical infrastructure	744	6.5%	414	4.1%	1,998	6.0%	1,155	4.0%
Project management	2,035	17.7%	1,978	19.4%	5,918	17.8%	5,289	18.4%
Advisory leasing	1,213	10.5%	1,144	11.2%	3,477	10.5%	3,001	10.4%
Valuation	206	1.8%	194	1.9%	626	1.9%	573	2.0%
Loan servicing	126	1.1%	127	1.2%	367	1.1%	369	1.3%
Other portfolio services	98	0.9%	89	0.9%	261	0.8%	267	0.9%
Capital markets:
Advisory sales	697	6.1%	545	5.3%	1,761	5.3%	1,364	4.7%
Commercial mortgage origination	101	0.9%	100	1.0%	279	0.8%	243	0.8%
Investment management	154	1.3%	148	1.4%	457	1.4%	447	1.6%
Development services	49	0.4%	63	0.6%	138	0.4%	212	0.7%
Corporate, other and eliminations	(18)	(0.2)%	(9)	(0.1)%	(47)	(0.1)%	(20)	(0.1)%
Total revenue	11,517	100.0%	10,221	100.0%	33,270	100.0%	28,813	100.0%
Costs and expenses:
Pass-through costs (2)	4,691	40.7%	4,212	41.2%	13,761	41.4%	12,095	42.0%
Cost of revenue, excluding pass-through costs	4,701	40.8%	4,092	40.0%	13,446	40.4%	11,416	39.6%
Operating, administrative and other	1,564	13.6%	1,327	13.0%	4,560	13.7%	3,794	13.2%
Depreciation and amortization	184	1.6%	145	1.4%	556	1.7%	432	1.5%
Total costs and expenses	11,140	96.7%	9,776	95.6%	32,323	97.2%	27,737	96.3%
Gain on disposition of real estate	184	1.6%	36	0.4%	490	1.5%	55	0.2%
Operating income	561	4.9%	481	4.7%	1,437	4.3%	1,131	3.9%
Equity income from unconsolidated subsidiaries	104	0.9%	52	0.5%	99	0.3%	50	0.2%
Other income	8	0.1%	3	0.0%	25	0.1%	10	0.0%
Interest expense, net of interest income	62	0.5%	50	0.5%	181	0.5%	159	0.6%
Write-off of financing costs on extinguished debt	—	0.0%	—	0.0%	—	0.0%	2	0.0%
Income before provision for income taxes	611	5.3%	486	4.8%	1,380	4.1%	1,030	3.6%
Provision for income taxes	131	1.1%	90	0.9%	311	0.9%	203	0.7%
Net income	480	4.2%	396	3.9%	1,069	3.2%	827	2.9%
Less: Net income attributable to non-controlling interests	37	0.3%	33	0.3%	104	0.3%	86	0.3%
Net income attributable to CBRE Group, Inc.	$443	3.8%	$363	3.6%	$965	2.9%	$741	2.6%
Core EBITDA	$1,001	8.7%	$779	7.6%	$2,668	8.0%	$1,923	6.7%
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

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
We reported net income attributable to CBRE Group, Inc. of $443 million for the quarter, on revenue of $11.5 billion as compared to $363 million on revenue of $10.2 billion in the prior year.
Revenue increased 12.7% reflecting double-digit growth across the Advisory Services and Building Operations &
Experience (BOE) segments and single-digit growth in the Project Management segment, partially offset by a decrease in revenue in the Real Estate Investments (REI) segment.
Foreign currency translation had a 0.2% negative impact on revenue, reflecting weakness in the Indian rupee, Japanese yen and euro partially offset by strength in the Australian dollar.
Pass-through costs increased 11.4% during the quarter as compared to the same period in prior year primarily due to growth in the BOE segment. Foreign currency translation had a 0.4% positive impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 14.9% during the quarter as compared to the same period in prior year primarily driven by business growth and higher employee compensation and commission expenses. Foreign currency translation had a 0.1% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-
through costs increased to 40.8% of total revenue from 40.0% resulting from higher costs to support growth in revenues.
Operating, administrative and other expenses increased 17.9% during the quarter as compared to the same period in prior year due to higher employee compensation expense, attributable to business growth. Foreign currency translation had a
0.1% positive impact on total operating expenses during the quarter. Operating, administrative and other expenses as a percentage of revenue increased to 13.6% in the third quarter 2026 from 13.0% in the third quarter 2025, as operating expenses grew higher than revenue.
Depreciation and amortization expense increased by 26.9% during the quarter, as compared to the same period in prior year, reflecting higher amortization expense related to intangible assets from recent acquisitions, such as Pearce.
Gain on disposition of real estate increased by $148 million during the quarter, due to higher sales of real estate development assets in the REI segment.
We recorded equity income from unconsolidated subsidiaries of approximately $104 million, compared to equity income of $52 million in the third quarter 2025 primarily due monetization of real estate development assets in the current period.
Interest expense, net of interest income, increased by 24.0%, compared with the third quarter 2025. This increase was primarily attributable to the issuance of $1.5 billion in senior notes, offset by the impact of net investment hedging activity.
Our provision for income taxes on a consolidated basis was $131 million for the three months ended September 30,
2026 as compared to a provision for income taxes of $90 million for the three months ended September 30, 2025. The increase of $41 million is primarily related to an increase in earnings and a reduction of favorable permanent book tax differences. Our effective tax rate increased to 21.4% for the three months ended September 30, 2026 from 18.5% for the three months ended
September 30, 2025. Our effective tax rate for the three months ended September 30, 2026 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S. state taxes and permanent book tax differences.
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
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
We reported net income attributable to CBRE Group, Inc. of $965 million for the nine months ended September 30,
2026 on revenue of $33.3 billion as compared to $741 million on revenue of $28.8 billion for the nine months ended
September 30, 2025.
Revenue increased 15.5%, reflecting double-digit growth across the Advisory Services, BOE and Project Management segments, partially offset by a decrease in revenue in the REI segment.
Foreign currency translation had a 1.6% positive impact on total revenue during the nine months ended September 30,
2026, primarily driven by strength in the euro and British pound sterling, partially offset by weakness in the Indian rupee and
Japanese yen.
Pass-through costs increased 13.8% during the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to revenue growth in the BOE and Project Management segments. Foreign currency translation had a
1.6% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 17.8% during the nine months ended September 30, 2026 as compared to the same period in 2025 due to business growth and higher employee compensation and commission expenses.
Foreign currency translation had a 1.7% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs increased to 40.4% of total revenue from 39.6%.
Operating, administrative and other expenses increased 20.2% during the nine months ended September 30, 2026 as compared to the same period last year primarily due to an increase in the provision related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes (see Note 17 – Telford Fire Safety Remediation). In
addition, operating, administrative and other expenses increased due to higher employee compensation expense, as a result of business growth. Foreign currency translation had a 1.6% negative impact on total operating expenses during the nine months ended September 30, 2026. Operating, administrative and other expenses as a percentage of revenue increased to 13.7% from
13.2%, as operating expenses grew faster than revenue.
Depreciation and amortization expense increased by 28.7% during the nine months ended September 30, 2026 as compared to the same period in 2025, reflecting higher depreciation and amortization expense related to assets acquired from recent acquisitions, such as Pearce.
Gain on disposition of real estate increased by $435 million during the nine months ended September 30, 2026, driven by monetization of real estate development assets in the REI segment.
We reported equity income from unconsolidated subsidiaries of approximately $99 million  during the nine months ended September 30, 2026 versus equity income of $50 million in the same period in 2025 primarily due to higher monetization of real estate development assets in the current period.
Interest expense, net of interest income, increased by 13.8% for the nine months ended September 30, 2026, compared to the same period in 2025. This increase was primarily attributable to the issuance of $1.5 billion in senior notes, offset by the impact of net investment hedging activity.
Our provision for income taxes on a consolidated basis was $311 million for the nine months ended September 30,
2026 as compared to a provision for income taxes of $203 million in 2025. The increase of $108 million is primarily related to an increase in current year earnings and a reduction of favorable permanent book tax differences. Our effective tax rate increased to 22.5% in the nine months ended September 30, 2026 as compared to 19.7% in 2025. Our effective tax rate for the nine months ended September 30, 2026 is different than the U.S. federal statutory tax rate of 21.0% primarily due to the U.S.
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

Advisory Services
The following table summarizes our results of operations for our Advisory Services operating segment for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2026		2025		2026		2025
Revenue:
Advisory leasing	$1,213	49.7%	$1,144	52.0%	$3,477	51.4%	$3,001	51.6%
Valuation	206	8.4%	194	8.8%	626	9.2%	573	9.9%
Loan servicing	126	5.2%	127	5.8%	367	5.4%	369	6.3%
Other portfolio services	98	4.0%	89	4.0%	261	3.9%	267	4.6%
Capital markets:
Advisory sales	697	28.6%	545	24.8%	1,761	26.0%	1,364	23.4%
Commercial mortgage origination	101	4.1%	100	4.5%	279	4.1%	243	4.2%
Total segment revenue	2,441	100.0%	2,199	100.0%	6,771	100.0%	5,817	100.0%
Costs and expenses:
Pass-through costs (2)	16	0.7%	14	0.6%	32	0.5%	39	0.7%
Cost of revenue, excluding pass-through costs	1,482	60.7%	1,297	59.0%	4,021	59.4%	3,403	58.5%
Operating, administrative and other	486	19.9%	481	21.9%	1,459	21.5%	1,364	23.4%
Depreciation and amortization	30	1.2%	33	1.5%	96	1.4%	95	1.6%
Total costs and expenses	2,014	82.5%	1,825	83.0%	5,608	82.8%	4,901	84.3%
Operating income	427	17.5%	374	17.0%	1,163	17.2%	916	15.7%
Equity income (loss) from unconsolidated subsidiaries	1	0.0%	—	0.0%	(2)	0.0%	—	0.0%
Other income	2	0.1%	1	0.0%	3	0.0%	4	0.1%
Add-back: Depreciation and amortization	30	1.2%	33	1.5%	96	1.4%	95	1.6%
Adjustments:
Net non-cash mortgage servicing rights	6	0.2%	(5)	(0.2)%	29	0.4%	12	0.2%
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	0.0%	—	0.0%	—	0.0%	2	0.0%
Business and finance transformation	1	0.0%	—	0.0%	7	0.1%	—	0.0%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	—	0.0%	(5)	(0.1)%	—	0.0%
Segment operating profit	$467		$403		$1,291		$1,029
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
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue increased 11.0% during the quarter compared to the same period in 2025. Global leasing revenue rose 6.0%, led by industrial and data centers sectors. Europe, Middle East and Africa (EMEA) grew 21.2%, while the Americas grew with the United States up 3.9%. Property sales revenue grew 27.9%, driven primarily by growth in the U.S. across industrial, retail, hotels and data centers, with Asia Pacific and EMEA also contributing to growth in the period.
Foreign currency translation had a 0.2% negative impact on total revenue during the quarter, primarily driven by weakness in the Japanese yen partially offset by strength in the Australian dollar.
Cost of revenue, excluding pass-through costs increased 14.3%, primarily reflecting business growth and higher commission expense, salaries and bonus. Foreign currency translation had a 0.1% positive impact on total cost of revenue, excluding pass-through costs.

Operating, administrative and other expenses increased by 1.0%, as compared to the same period in 2025. Foreign currency translation had a 0.2% positive impact on total operating expenses.
For the three months ended September 30, 2026, gross income from mortgage servicing rights (MSRs) was
$33 million, offset by $39 million of amortization of related intangible assets, resulting in a net reduction to commercial mortgage origination revenue of $6 million. For the three months ended September 30, 2025, the comparable amounts were
$41 million and $36 million, respectively, resulting in a net increase of $5 million. The shift from a net increase to a net reduction reflects lower origination gains, as recent originations have shifted to shorter loan terms in a higher rate environment, with amortization remaining elevated on the servicing book established during the prior low-rate period.
In connection with the origination and sale of mortgage loans with servicing rights retained, we record servicing assets or liabilities based on the fair value of the MSRs on the date the loans are sold. Upon origination of a mortgage loan held for sale, the fair value of the MSRs to be retained is included in the proceeds from the anticipated loan sale and results in a net gain
(which is reflected in revenue). Our MSRs are initially recorded at fair value. Subsequent to the initial recording, MSRs are amortized in proportion to and over the period that the servicing income is expected to be received based on projections and timing of estimated future net cash flows and assessed for impairment based on the fair value each reporting period. During the first quarter of 2026, we began reclassifying amortization associated with MSRs to net against the related revenue (commercial mortgage origination). Historically, the corresponding MSR intangible assets were amortized through amortization expense over the estimated mortgage service period. Prior year amounts have been reclassified to conform with the fiscal 2026 presentation.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue increased 16.4% for the nine months ended September 30, 2026 as compared to the same period in 2025.
Property sales revenue increased 29.1%, due to growth in the U.S. across industrial, multifamily, retail and office centers; with
EMEA and APAC also contributing to growth. Global leasing revenue rose 15.9%, led by office, industrial and data centers leasing driven by EMEA which grew 21.6%, Americas including 15.2% in the United States, and APAC which grew 13.4%.
Foreign currency translation had a 1.0% positive impact on total revenue during the nine months ended September 30,
2026, primarily driven by strength in the Australian dollar and euro, partially offset by weakness in the Japanese yen and Indian rupee.
Cost of revenue, excluding pass-through costs increased 18.2%, primarily reflecting business growth and higher commission expense, salaries and bonus. Foreign currency translation had a 1.1% negative impact on total cost of revenue, excluding pass-through costs.
Operating, administrative and other expenses increased by 7.0% for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher employee compensation and bonus and higher business promotion and advertising expense, due to growth in the business. Foreign currency translation had a 1.7% negative impact on total operating expenses.
For the nine months ended September 30, 2026, gross income from MSRs was $86 million, offset by $115 million of amortization of related MSR intangible assets, resulting in a net reduction to commercial mortgage origination revenue of
$29 million. For the nine months ended September 30, 2025, the comparable amounts were $96 million and $108 million, respectively, resulting in a net reduction of $12 million. The increase in the net reduction reflects both lower origination gains, as recent originations have shifted to shorter loan terms in a higher rate environment, and higher amortization on the servicing book established during the prior low-rate period.

Building Operations & Experience
The following table summarizes our results of operations for our BOE operating segment for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2026		2025		2026		2025
Revenue:
Facilities management	$5,401	78.8%	$4,771	81.7%	$15,941	79.6%	$14,024	82.2%
Property management	711	10.4%	657	11.2%	2,094	10.5%	1,889	11.1%
Critical infrastructure	744	10.9%	414	7.1%	1,998	10.0%	1,155	6.8%
Total segment revenue	6,856	100.0%	5,842	100.0%	20,033	100.0%	17,068	100.0%
Costs and expenses:
Pass-through costs (2)	3,641	53.1%	3,118	53.4%	10,688	53.4%	9,265	54.3%
Cost of revenue, excluding pass-through costs	2,507	36.6%	2,125	36.4%	7,339	36.6%	6,110	35.8%
Operating, administrative and other	407	5.9%	352	6.0%	1,165	5.8%	995	5.8%
Depreciation and amortization	110	1.6%	65	1.1%	325	1.6%	196	1.1%
Total costs and expenses	6,665	97.2%	5,660	96.9%	19,517	97.4%	16,566	97.1%
Operating income	191	2.8%	182	3.1%	516	2.6%	502	2.9%
Equity income (loss) from unconsolidated subsidiaries	3	0.0%	2	0.0%	3	0.0%	(14)	(0.1)%
Other income	4	0.1%	2	0.0%	20	0.1%	6	0.0%
Add-back: Depreciation and amortization	110	1.6%	65	1.1%	325	1.6%	196	1.1%
Adjustments:
Integration and other costs related to acquisitions	29	0.4%	16	0.3%	58	0.3%	62	0.4%
Net results related to the wind-down of certain businesses (3)	1	0.0%	22	0.4%	7	0.0%	22	0.1%
Business and finance transformation	11	0.2%	—	0.0%	35	0.2%	—	0.0%
Segment operating profit	$349		$289		$964		$774
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
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue increased 17.4%, primarily due to strong growth in critical infrastructure and facilities management. Critical infrastructure reflected expansion of CBRE’s work for data centers, as well as contribution from the recent Pearce acquisition.
Facilities management was once again driven by strong growth in our local facilities management business, notably in the
Americas. Enterprise facilities management revenue growth was led by strong activity across the technology, financial services and energy sectors. Foreign currency translation had a 0.1% negative impact on total revenue during the quarter, primarily driven by weakness in the Indian rupee partially offset by strength in the Australian dollar.
Pass-through costs increased 16.8% during the quarter as compared to the same period in 2025 primarily due to revenue growth. Foreign currency translation had a 0.3% positive impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 18.0%, driven primarily by professional compensation costs associated with revenue growth. Foreign currency translation had a 0.1% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.6% of total revenue, compared to 36.4% in the third quarter 2025.
Operating, administrative and other expenses increased 15.6%, primarily due to higher employee compensation.
Foreign currency translation had a 0.3% negative impact on total operating expenses during the quarter.
Depreciation and amortization expense increased 69.2%, reflecting higher amortization expense related to intangible assets from recent acquisitions, such as Pearce.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue increased 17.4% for the nine months ended September 30, 2026 as compared to the same period in 2025, reflecting double-digit growth in critical infrastructure, facilities management and property management, primarily due to growth from new client wins driving increased management fees and reimbursements as well as the impact from recent acquisitions. Foreign currency translation had a 1.8% positive impact on total revenue, primarily driven by strength in the euro and British pound sterling, and partially offset by weakness in the Indian rupee.
Pass-through costs increased 15.4% during the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to revenue growth. Foreign currency translation had a 1.8% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 20.1%, driven primarily by professional compensation costs associated with revenue growth. Foreign currency translation had a 1.8% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 36.6% of total revenue, an increase from 35.8% for the nine months ended September 30, 2025.
Operating, administrative and other expenses increased 17.1%, primarily due to higher employee compensation.
Foreign currency translation had a 1.9% negative impact on total operating expenses during the nine months ended
September 30, 2026.
Depreciation and amortization expense increased 65.8%, reflecting higher amortization expense related to intangible assets from recent acquisitions, such as Pearce.
Project Management
The following table summarizes our results of operations for our Project Management operating segment for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2026		2025		2026		2025
Segment revenue	$2,035	100.0%	$1,978	100.0%	$5,918	100.0%	$5,289	100.0%
Costs and expenses:
Pass-through costs (2)	1,034	50.8%	1,080	54.6%	3,041	51.4%	2,791	52.8%
Cost of revenue, excluding pass-through costs	710	34.9%	632	32.0%	2,047	34.6%	1,782	33.7%
Operating, administrative and other	132	6.5%	120	6.1%	393	6.6%	353	6.7%
Depreciation and amortization	26	1.3%	27	1.4%	78	1.3%	78	1.5%
Total costs and expenses	1,902	93.5%	1,859	94.0%	5,559	93.9%	5,004	94.6%
Operating income	133	6.5%	119	6.0%	359	6.1%	285	5.4%
Other income	1	0.0%	—	0.0%	2	0.0%	1	0.0%
Add-back: Depreciation and amortization	26	1.3%	27	1.4%	78	1.3%	78	1.5%
Adjustments:
Integration and other costs related to acquisitions	2	0.1%	2	0.1%	5	0.1%	11	0.2%
Segment operating profit	$162		$148		$444		$375
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
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue increased 2.9% due to strong gains in real estate projects in North America and strong infrastructure activity in the United Kingdom, partially offset by headwinds in the Middle East and Europe. Foreign currency translation had a 0.3%
negative impact on total revenue during the quarter, primarily driven by weakness in the Indian rupee partially offset by strength in the Australian dollar.
Pass-through costs decreased 4.3% during the quarter as compared to the same period in 2025 primarily due to lower spend on client-funded programs. Foreign currency translation had a 0.5% positive impact on pass-through costs.

Cost of revenue, excluding pass-through costs increased 12.3%, due to increased professional compensation and third party spend. Foreign currency translation had a negligible impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 34.9% of total revenue, compared to 32.0% in the third quarter 2025.
Operating, administrative and other expenses increased 10.0%, primarily due to higher employee compensation related expenses. Foreign currency translation had a 0.8% positive impact on total operating expenses during the quarter.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue increased 11.9% for the nine months ended September 30, 2026, led by strong business activity in the United
Kingdom, Europe, North America and the Middle East supported by strong growth in real estate and energy. Foreign currency translation had a 1.5% positive impact on total revenue, primarily driven by strength in the British pound sterling and euro, and partially offset by weakness in the Indian rupee.
Pass-through costs increased 9.0% during the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to higher spend on client-funded programs. Foreign currency translation had a 0.9% negative impact on pass-through costs.
Cost of revenue, excluding pass-through costs increased 14.9%, attributable to increased professional compensation and third party spend. Foreign currency translation had a 2.3% negative impact on total cost of revenue, excluding pass-through costs. Cost of revenue, excluding pass-through costs was 34.6% of total revenue and up from 33.7% during the nine months ended September 30, 2025.
Operating, administrative and other expenses increased 11.3%, primarily due to higher employee compensation related expenses and higher office management and administrative salaries. Foreign currency translation had a 2.0% negative impact on total operating expenses during the nine months ended September 30, 2026.

Real Estate Investments
The following table summarizes our results of operations for our REI operating segment for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2026		2025		2026		2025
Revenue:
Investment management	$154	75.9%	$148	70.1%	$457	76.8%	$447	67.8%
Development services	49	24.1%	63	29.9%	138	23.2%	212	32.2%
Total segment revenue	203	100.0%	211	100.0%	595	100.0%	659	100.0%
Costs and expenses:
Cost of revenue	3	1.5%	39	18.5%	44	7.4%	121	18.4%
Operating, administrative and other	331	163.1%	192	91.0%	929	156.1%	540	81.9%
Depreciation and amortization	5	2.5%	2	0.9%	18	3.0%	8	1.2%
Total costs and expenses	339	167.0%	233	110.4%	991	166.6%	669	101.5%
Gain on disposition of real estate	172	84.7%	33	15.6%	458	77.0%	52	7.9%
Operating income	36	17.7%	11	5.2%	62	10.4%	42	6.4%
Equity income from unconsolidated subsidiaries	101	49.8%	49	23.2%	102	17.1%	40	6.1%
Other income	2	1.0%	—	0.0%	2	0.3%	—	0.0%
Add-back: Depreciation and amortization	5	2.5%	2	0.9%	18	3.0%	8	1.2%
Adjustments:
Carried interest incentive compensation expense to align with the timing of associated revenue	12	5.9%	3	1.4%	2	0.3%	10	1.5%
Net results related to the wind-down of certain businesses (2)	5	2.5%	8	3.8%	29	4.9%	22	3.3%
Costs associated with efficiency and cost-reduction initiatives	—	0.0%	—	0.0%	—	0.0%	1	0.2%
Integration and other costs related to acquisitions	5	2.5%	—	0.0%	5	0.8%	—	0.0%
Provision associated with Telford’s fire safety remediation efforts	—	0.0%	—	0.0%	168	28.2%	—	0.0%
Segment operating profit	$166		$73		$388		$123
________________________________________________________________________________________________________________________________________
(1)Calculated as a percentage of total segment revenue.
(2)Management made the decision to wind down the legacy Telford Homes’ construction self-delivery business.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue decreased 3.8% for the current quarter primarily due to lower fees from development services, partially offset by increased investment management revenue. Foreign currency translation had a 1.0% negative impact on total revenue during the quarter primarily driven by weakness in the Japanese yen.
Cost of revenue decreased 92.3% in the quarter as compared to the same period in 2025 due to lower construction management costs incurred on our real estate development projects. Foreign currency translation had a negligible impact on total cost of revenue during the quarter.
Operating, administrative and other expenses increased 72.4% primarily due to higher total compensation expense in the development services line of business, an increase in total compensation in our investment management line of business, and higher impairment losses. Foreign currency translation had a 0.5% positive impact on total operating expenses.
Gain on disposition of real estate increased by $139 million compared with third quarter 2025, due to higher monetization of real estate development assets in the current period versus lower sales in the prior year quarter.
We recorded equity income from unconsolidated subsidiaries of approximately $101 million versus equity income of
$49 million during the same period in 2025 primarily due to monetization of real estate development assets in the current period.

Below is a rollforward of our assets under management (AUM) by product type for the three months ended
September 30, 2026 (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at June 30, 2026	$69.6	$73.9	$11.3	$154.8
Inflows	1.3	2.5	0.2	4.0
Outflows	(2.0)	(1.9)	(0.3)	(4.2)
Market appreciation (depreciation)	1.4	0.3	(0.8)	0.9
Balance at September 30, 2026	$70.3	$74.8	$10.4	$155.5
AUM generally refers to the properties and other assets to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, securities portfolios and investments in operating companies and joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not to be the basis for determining our management fees. Our assets under management consist of:
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
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue decreased 9.7% for the nine months ended September 30, 2026 primarily due to lower management fees from development services partially offset by increased investment management revenue. Foreign currency translation had a 1.8%
positive impact on total revenue during the nine months ended September 30, 2026, primarily driven by strength in the euro and
British pound sterling partially offset by weakness in the Japanese yen.
Cost of revenue decreased 63.6% for the nine months ended September 30, 2026 as compared to the same period in
2025 due to lower construction management costs incurred on our real estate development projects. Foreign currency translation had a 1.7% negative impact on total cost of revenue during the nine months ended September 30, 2026.
Operating, administrative and other expenses increased 72.0%, primarily due to an increase in the provision related to fire safety remediation efforts for buildings historically developed by our subsidiary, Telford Homes (see Note 17 – Telford
Fire Safety Remediation), an increase in total compensation in our development services lines of business resulting from an increase in development sales, and higher impairment losses during the nine months ended September 30, 2026. Foreign currency translation had a 1.6% negative impact on total operating expenses.
Gain on disposition of real estate increased by $406 million compared to the same period in 2025 due to higher monetization of real estate development assets in 2026.
We recorded equity income from unconsolidated subsidiaries of approximately $102 million versus equity income of
$40 million during the same period in 2025 due to higher monetization of real estate development assets in the current period.

Below is a rollforward of our assets under management (AUM) by product type for the nine months ended
September 30, 2026 (dollars in billions):

	Funds	Separate Accounts	Securities	Total
Balance at December 31, 2025	$68.9	$75.8	$10.8	$155.5
Inflows	3.5	5.0	0.9	9.4
Outflows	(3.3)	(6.2)	(1.4)	(10.9)
Market appreciation	1.2	0.2	0.1	1.5
Balance at September 30, 2026	$70.3	$74.8	$10.4	$155.5
We describe above how we calculate AUM. As noted above, our calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.
Corporate and Other
Our Corporate segment primarily consists of corporate overhead costs. Other consists of activities from strategic non-
core non-controlling equity investments and is considered an operating segment but does not meet the aggregation criteria for presentation as a separate reportable segment and is, therefore, combined with our core Corporate function and reported as
Corporate and other. The following table summarizes our results of operations for our Corporate and other segment for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2026	2025	2026	2025
Elimination of inter-segment revenue	$(18)	$(9)	$(47)	$(20)
Costs and expenses:
Cost of revenue (2)	(1)	(1)	(5)	—
Operating, administrative and other	208	182	614	542
Depreciation and amortization	13	18	39	55
Total costs and expenses	220	199	648	597
Gain on disposition of real estate (2)	12	3	32	3
Operating loss	(226)	(205)	(663)	(614)
Equity (loss) income from unconsolidated subsidiaries	(1)	1	(4)	24
Other loss	(1)	—	(2)	(1)
Add-back: Depreciation and amortization	13	18	39	55
Adjustments:
Integration and other costs related to acquisitions	40	42	122	131
Charges related to indirect tax audits and settlements	—	—	—	(1)
Business and finance transformation	23	10	63	38
Costs associated with efficiency and cost-reduction initiatives	—	—	11	12
Segment operating loss	$(152)	$(134)	$(434)	$(356)
________________________________________________________________________________________________________________________________________
(1)Percentage of revenue calculations are not meaningful and therefore not included.
(2)Primarily relates to inter-segment eliminations.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Core Corporate
Operating, administrative and other expenses for our core corporate functions rose 10.4% to $201 million for the third quarter of 2026, mainly due to higher management incentive compensation related to our strong performance.
Other (Non-core)
We recorded equity loss of $1 million in the third quarter of 2026. This compares with $1 million of equity income in the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Core Corporate
Operating, administrative and other expenses for our core corporate functions rose 12.0% to $607 million for the nine months ended September 30, 2026, mainly due to higher management incentive compensation related to our strong performance.
Other (Non-core)
We recorded equity loss of $4 million in the nine months ended September 30, 2026, due to a fair value adjustment related to our equity investments. This compares with equity income of $24 million recognized during the same period in 2025, primarily reflecting the higher value of our investment in Altus, which was sold in the second quarter of 2025.

Liquidity and Capital Resources
We believe that we can satisfy our working capital and funding requirements with internally generated cash flow and, as necessary, borrowings under our revolving credit facilities and commercial paper program. Our expected capital requirements for 2026 include approximately $500 million of anticipated capital expenditures, net of tenant concessions.
During the nine months ended September 30, 2026, we incurred $321 million of capital expenditures. As of September 30,
2026, we had aggregate future commitments of $172 million related to co-investment funds in our REI segment, approximately
$13 million of which is expected to be funded in 2026. Additionally, as of September 30, 2026, we are committed to fund additional capital of $16 million and $68 million to consolidated and unconsolidated projects, respectively, within our REI segment. As of September 30, 2026, we had $3.3 billion of borrowings available under our revolving credit facilities (under both the 5-Year Revolving Credit Agreement and 364-Day Revolving Credit Agreement, as described below) and $1.7 billion of cash and cash equivalents. At any point in time, we intend to maintain available commitments under the 5-Year Revolving
Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding. As of September 30, 2026 and December 31, 2025, we had $1.2 billion and $852 million, respectively, in outstanding borrowings under the commercial paper program.
We have historically relied on our internally generated cash flow, our revolving credit facilities and commercial paper program to fund our working capital, capital expenditures, share repurchases, and general investment requirements (including in-fill acquisitions) and have not sought other external sources of financing to help fund these requirements. In the absence of extraordinary events, large strategic acquisitions or large returns of capital to shareholders, we anticipate that our cash flow from operations, our revolving credit facilities and commercial paper program will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. Given compensation is our largest expense and our sales and leasing professionals are generally paid on a commission and/or bonus basis that correlates with their revenue production, the negative effect of difficult market conditions is partially mitigated by the inherent variability of our compensation structure. We may seek to take advantage of market opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time in our sole discretion, purchase, redeem, or retire our existing senior notes through tender offers, in privately negotiated or open market transactions, or otherwise.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. Our acquisition structures often include deferred and/or contingent purchase consideration in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. As of September 30, 2026 and December 31, 2025, we had
accrued deferred purchase consideration totaling $229 million ($122 million of which was a current liability) and $279 million
($149 million of which was a current liability), respectively, which was included in Accounts payable and accrued expenses and in Other liabilities in the accompanying consolidated balance sheets set forth in Item 1 of this Quarterly Report.
Lastly, as described in Note 14 – Income Per Share and Stockholders’ Equity of the Notes to Consolidated Financial
Statements (Unaudited) set forth in Item 1 of this Quarterly Report, in November 2024, our Board of Directors (Board)
authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program)
bringing the total authorized amount under the 2024 program to $9.0 billion as of September 30, 2026. The Board also extended the term of the 2024 program through December 31, 2029.

During the three months ended September 30, 2026, we repurchased 1,521,085 shares of our common stock with an average price of $142.74 per share for an aggregate of $217 million under the 2024 program. During the nine months ended
September 30, 2026, we repurchased 8,199,713 shares of our common stock with an average price of $141.77 per share for an aggregate of $1.2 billion under the 2024 program. During the period from October 1, 2026 through October 20, 2026, we repurchased 198,865 shares of our common stock with an average price of $130.12 per share for an aggregate of $26 million.
As of both September 30, 2026 and October 20, 2026, we had $3.7 billion of capacity remaining under the 2024 program.
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
Historical Cash Flows
Operating Activities
Net cash provided by operating activities totaled $182 million for the nine months ended September 30, 2026 as compared to net cash provided by operating activities of $338 million during the nine months ended September 30, 2025. The decrease in net cash provided by operating activities was driven by net outflows associated with working capital movements, largely from higher accounts receivable due to revenue growth and the timing of cash collections.
Investing Activities
Net cash used in investing activities totaled $364 million for the nine months ended September 30, 2026 as compared to net cash used in investing activities of $664 million during the nine months ended September 30, 2025. The decrease in net cash used in investing activities for the nine months ended September 30, 2026 was driven by proceeds from the disposition of real estate assets, offset by cash paid for the acquisition and development of real estate and capital expenditures. In addition, net cash used in investing activities was higher in the prior year, due to the acquisition of Industrious in the first quarter 2025.
Financing Activities
Net cash used in financing activities totaled $22 million for the nine months ended September 30, 2026 as compared to net cash provided by financing activities of $832 million for the nine months ended September 30, 2025. The change was due to lower net proceeds from the issuance of commercial paper and long-term debt, and higher cash outflows to repurchase common stock.
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
Long-Term Debt
On July 10, 2023, CBRE Group, Inc. (CBRE Group), CBRE Services, Inc. (CBRE Services) and Relam Amsterdam
Holdings B.V., a wholly-owned subsidiary of CBRE Services (Relam Borrower), entered into a 5-year senior unsecured Credit
Agreement (2023 Credit Agreement) maturing on July 10, 2028. The 2023 Credit Agreement provides for a senior unsecured term loan credit facility comprised of (i) tranche A Euro-denominated term loans in an aggregate principal amount of
€367 million (Tranche A (Euro) Loans) and (ii) tranche A U.S. Dollar-denominated term loans in an aggregate principal amount of $350 million (Tranche A (USD) Loans) with a weighted-average interest rate of 4.1% as of September 30, 2026, both requiring quarterly principal payments through maturity on July 10, 2028.
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
The term loan borrowings under the 2023 Credit Agreement are fully and unconditionally guaranteed on a senior basis by CBRE Group and CBRE Services. The 2023 Credit Agreement, including the amendments thereto, is described in Note 10 –
Long-Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report, and such description is incorporated by reference herein.
CBRE Services has issued and outstanding the following notes (dollars in millions):

Series	Aggregate Principal Amount
5.500% senior notes due April 1, 2029	$500
4.800% senior notes due June 15, 2030	600
2.500% senior notes due April 1, 2031	500
4.900% senior notes due January 15, 2033	750
5.950% senior notes due August 15, 2034	1,000
5.500% senior notes due June 15, 2035	500
5.250% senior notes due June 1, 2036	750
Each series of our outstanding senior notes described above are unsecured obligations of CBRE Services with semi-
annual interest payable through maturity and are fully and unconditionally guaranteed on a senior basis by CBRE Group. The indentures governing such notes contain restrictive covenants that, among other things, limit our ability to create or permit liens on assets securing indebtedness, enter into sale/leaseback transactions and enter into consolidations or mergers. The descriptions of our outstanding senior notes in Note 10 – Long-Term Debt and Short-Term Borrowings of the Notes to
Consolidated Financial Statements (Unaudited) are set forth in Item 1 of this Quarterly Report and are incorporated by reference herein.
Combined summarized financial information for CBRE Group (parent) and CBRE Services (subsidiary issuer) is as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Balance Sheet Data:
Current assets	$212	$61
Non-current assets	1,751	1,755
Total assets	$1,963	$1,816

Current liabilities	$1,284	$908
Non-current liabilities (1)	12,322	12,364
Total liabilities (1)	$13,606	$13,272

	Nine Months Ended September 30,
	2026	2025
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(2)	(4)
Net loss	(368)	(305)
________________________________________________________________________________________________________________________________________
(1)Includes $7.5 billion and $8.3 billion of intercompany loan payables to non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025, respectively. All intercompany balances and transactions between CBRE Group and CBRE Services have been eliminated.
For additional information on all of our long-term debt, see Note 12 – Long-Term Debt and Short-Term Borrowings of
the Notes to Consolidated Financial Statements set forth in Item 8 included in our 2025 Annual Report and Note 10 – Long-
Term Debt and Short-Term Borrowings of the Notes to Consolidated Financial Statements (Unaudited) set forth in Item 1 of this Quarterly Report.

Short-Term Borrowings
On June 24, 2025, we entered into a 5-year senior unsecured Revolving Credit Agreement (the 5-Year Revolving
Credit Agreement). The 5-Year Revolving Credit Agreement provides for a senior unsecured revolving credit facility available to CBRE Services with commitments in an aggregate principal amount of up to $3.5 billion and a maturity date of June 24,
2030.
In addition, the 5-Year Revolving Credit Agreement also includes capacity for letters of credit not to exceed
$300 million in the aggregate and capacity for swingline loans not to exceed $300 million in the aggregate. The 5-Year
Revolving Credit Agreement is fully and unconditionally guaranteed by CBRE Group.
As of September 30, 2026, no amount was outstanding under the revolving credit facility provided for by the 5-Year
Revolving Credit Agreement. $23 million of letters of credit were outstanding as of September 30, 2026. Letters of credit are issued in the ordinary course of business and would reduce the amount we may borrow under this revolving credit facility. As of December 31, 2025, no amount was outstanding under this revolving credit facility. $17 million of letters of credit were outstanding as of December 31, 2025.
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
As of both September 30, 2026 and December 31, 2025, no amount was outstanding under the revolving credit facility provided for by the 364-Day Revolving Credit Agreement.
On December 2, 2024, CBRE Services established a commercial paper program pursuant to which we may issue and sell up to $3.5 billion of short-term, unsecured and unsubordinated commercial paper notes with up to 397-day maturities.
Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. Payment of the commercial paper notes is guaranteed on an unsecured and unsubordinated basis by CBRE Group. The proceeds from issuances under the program may be used for general corporate purposes. The company intends to maintain available commitments under the 5-
Year Revolving Credit Agreement in an amount at least equal to the amount of commercial paper notes outstanding from time to time. As of September 30, 2026, we had $1.2 billion in outstanding borrowings under the commercial paper program with a weighted-average annual interest rate of 4.09%. As of October 20, 2026 and December 31, 2025, we had $910 million and
$852 million, respectively, in outstanding borrowings under the commercial paper program.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and contingencies can be found in our 2025 Annual Report. There have been no material changes to these policies and estimates as of September 30, 2026.
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
•net non-cash mortgage servicing rights,
•integration and other costs related to acquisitions,
•carried interest incentive compensation expense to align with the timing of associated revenue,
•charges related to indirect tax audits and settlements,
•net results related to the wind-down of certain businesses,
•impact of fair value non-cash adjustments related to unconsolidated equity investments,
•costs associated with business and finance transformation,
•costs associated with efficiency and cost-reduction initiatives,
•provision associated with Telford’s fire safety remediation efforts, and
•net fair value adjustments on strategic non-core investments.
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
Core EBITDA is calculated as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to CBRE Group, Inc.	$443	$363	$965	$741
Net income attributable to non-controlling interests	37	33	104	86
Net income	480	396	1,069	827
Adjustments:
Depreciation and amortization	184	145	556	432
Interest expense, net of interest income	62	50	181	159
Write-off of financing costs on extinguished debt	—	—	—	2
Provision for income taxes	131	90	311	203
Net non-cash mortgage servicing rights	6	(5)	29	12
Integration and other costs related to acquisitions	76	60	190	204
Carried interest incentive compensation expense to align with the timing of associated revenue	12	3	2	10
Charges related to indirect tax audits and settlements	—	—	—	(1)
Net results related to the wind-down of certain businesses (1)	6	30	36	44
Impact of fair value non-cash adjustments related to unconsolidated equity investments	—	—	—	2
Business and finance transformation	35	10	105	38
Costs associated with efficiency and cost-reduction initiatives	—	—	6	13
Provision associated with Telford’s fire safety remediation efforts	—	—	168	—
Net fair value adjustments on strategic non-core investments	9	—	15	(22)
Core EBITDA	$1,001	$779	$2,668	$1,923
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
Our exposure to market risk primarily consists of foreign currency exchange rate fluctuations related to our international operations and changes in interest rates on debt obligations. We manage such risks primarily by managing the amount, sources, and duration of our debt funding and by using derivative financial instruments. See Note 7 – Fair Value
Measurements and Note 8 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements set forth in
Item 1 of this Quarterly Report for additional information on fair value methodology used to value the swaps at September 30,
2026. We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815,
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
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional (reporting) currency, which is the U.S. dollar. We use fixed to fixed and float to float cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain foreign investments as well as foreign currency denominated loans. As of September 30, 2026, we had outstanding cross-currency swaps with a total fair value of $95 million included in current and other assets and $361 million included in Other liabilities.
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
During the three and nine months ended September 30, 2026, approximately 43.0% of our revenue was transacted in foreign currencies. The following table sets forth our revenue derived from our most significant currencies (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
United States dollar	$6,568	57.0%	$5,700	55.8%	$18,951	57.0%	$16,328	56.7%
British pound sterling	1,621	14.1%	1,446	14.1%	4,590	13.8%	4,066	14.1%
Euro	1,051	9.1%	992	9.7%	3,184	9.6%	2,667	9.3%
Canadian dollar	351	3.0%	293	2.9%	1,039	3.1%	822	2.9%
Australian dollar	278	2.4%	247	2.4%	769	2.3%	657	2.3%
Indian rupee	246	2.1%	229	2.2%	713	2.1%	665	2.3%
Japanese yen	180	1.6%	162	1.6%	474	1.4%	423	1.5%
Singapore dollar	134	1.2%	110	1.1%	372	1.1%	316	1.1%
Chinese yuan	114	1.0%	123	1.2%	332	1.0%	342	1.2%
Swiss franc	104	0.9%	119	1.2%	326	1.0%	343	1.2%
Other currencies (1)	870	7.6%	800	7.8%	2,520	7.6%	2,184	7.4%
Total revenue	$11,517	100.0%	$10,221	100.0%	$33,270	100.0%	$28,813	100.0%
________________________________________________________________________________________________________________________________________
(1)Approximately 48 and 47 currencies comprise 7.6% and 7.8% of our revenues for the three months ended September 30, 2026 and 2025, respectively.
Approximately 49 and 47 currencies comprise 7.6% and 7.4% of our revenues for the nine months ended September 30, 2026 and 2025, respectively.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the
U.S. dollar will negatively or positively impact our reported results. A hypothetical 10% increase in the value of the U.S. dollar relative to the British pound sterling during the nine months ended September 30, 2026, would have decreased pre-tax loss by
$3 million1. A hypothetical 10% increase in the value of the U.S. dollar relative to the euro would have decreased pre-tax income by $13 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact that a 10% change in the U.S. dollar against other currencies would have had on our foreign operations.
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
Interest Rates
We manage our interest expense by using a combination of fixed and variable rate debt. We may also enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. No interest rate swap agreements were outstanding as of September 30, 2026 or December 31, 2025.
We utilize sensitivity analyses to assess the potential effect on our variable rate debt. If interest rates were to increase
100 basis points on our outstanding variable rate debt as of September 30, 2026, the net impact of the additional interest cost would be a decrease of $18 million on pre-tax income for the nine months ended September 30, 2026.
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
________________________________________________________________________________________________________________________________________
(1)The GBP pre-tax loss during the nine months ended September 30, 2026 is driven by the $168 million provision associated with Telford's fire safety remediation efforts.

Item 4.Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly
Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and that information is recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and
Chief Financial Officer supervise and participate in this evaluation, and they are assisted by members of our Disclosure
Committee. Our Disclosure Committee consists of our Chief Legal & Administrative Officer, our Deputy Chief Financial
Officer, our senior officers of significant business lines and other select employees.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of
September 30, 2026 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended
September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2025 Annual Report.
Item 1A.Risk Factors
There have been no material changes to our risk factors as previously disclosed in our 2025 Annual Report.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Open market share repurchase activity during the three months ended September 30, 2026 was as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	363,978	$141.86	363,978
August 1, 2026 - August 31, 2026	609,862	149.81	609,862
September 1, 2026 - September 30, 2026	547,245	135.45	547,245
	1,521,085	$142.74	1,521,085	$3,704
_______________________________
(1)In November 2024, our Board authorized an additional $5.0 billion to our existing $4.0 billion share repurchase program (as amended, the 2024 program)
bringing the total authorized amount under the 2024 program to a total of $9.0 billion as of September 30, 2026. The Board also extended the term of the
2024 program through December 31, 2029. During the third quarter of 2026, we repurchased an aggregate of $217 million of our common stock under the
2024 program. The remaining $3.7 billion in the table represents the amount available to repurchase shares under the 2024 program as of September 30,
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
Item 5.Other Information
During the three months ended September 30, 2026, one of our independent directors, Gerardo I. Lopez, terminated his previously adopted Rule 10b5-1 Trading Plan (the Trading Plan) to purchase shares of the company’s Class A common stock.
Mr. Lopez terminated the Trading Plan on August 11, 2026.  The Trading Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and was adopted on April 24, 2026.  The Trading Plan provided for the purchase of 500 shares of the company’s Class A common stock and was originally scheduled to terminate on the earlier of August 12, 2027 and the date on which all shares under the plan were purchased.  The adoption of the Trading Plan, and its subsequent termination, each occurred during an authorized trading period and when Mr. Lopez was not in possession of material non-public information.
As of the date of the termination, Mr. Lopez had not purchased any shares under the Trading Plan.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CBRE Group, Inc.	8-K	001-32205	3.1	05/23/2018
3.2	Amended and Restated By-Laws of CBRE Group, Inc.	8-K	001-32205	3.1	03/07/2025
10.1	CBRE Deferred Compensation Plan Adoption Agreement+					X
19	CBRE Group, Inc. Insider Trading Policy					X
22.1	Subsidiary Issuers and Guarantors of CBRE Group, Inc.’s Registered Debt					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

CBRE GROUP, INC.

Date: October 22, 2026	/s/ EMMA E. GIAMARTINO
Emma E. Giamartino Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Date: October 22, 2026	/s/ ANDREW S. HORN
Andrew S. Horn Deputy Chief Financial Officer (Principal Accounting Officer)